Form 10-K
period 1993-12-31
CHIQUITA BRANDS INTERNATIONAL INC
filed 1994-03-31
CIK 101063

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-K

          Annual Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

For the Fiscal Year Ended                                  Commission File
December 31, 1993                                          Number 1-1550


                   CHIQUITA BRANDS INTERNATIONAL, INC.

Incorporated under the                                     I.R.S. Employer
I.D.
Laws of New Jersey                                         No. 04-1923360
              250 East Fifth Street, Cincinnati, Ohio 45202
                             (513) 784-8011

Securities registered pursuant to Section 12(b) of the Act:
                                                         Name of Each
Exchange
   Title of Each Class                                   On Which Registered

   Capital Stock ($.33 par value)                        New York, Pacific,
Boston
   $2.875 Non-Voting Cumulative Preferred Stock, Series ANew York
   $1.32 Depositary Shares, each representing one-fifth of a share of
     Series C Mandatorily Exchangeable Cumulative Preference StockNew York
   9-1/8% Subordinated Debentures due February 1, 1998   New York
   10-1/4% Subordinated Debentures due August 1, 2005    New York, Pacific
   10-1/2% Subordinated Debentures due August 1, 2004    New York, Pacific
   11-7/8% Subordinated Debentures due May 1, 2003       New York, Pacific

Securities registered pursuant to Section 12(g) of the Act:  None

Other securities for which reports are submitted pursuant to
Section 15(d) of the Act:
   9-1/8% Senior Notes due March 1, 2004
   9-5/8% Senior Notes due January 15, 2004
   11-1/2% Subordinated Notes due June 1, 2001
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No _____
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
   As of March 1, 1994, there were 48,557,653 shares of Common Stock outstanding. The aggregate market value of Common Stock held by non-affiliates at March 1, 1994 was approximately $441 million.

                   Documents Incorporated by Reference
   Portions of the Chiquita Brands International, Inc. 1993 Annual Report to Shareholders are incorporated by reference in Parts I and II. Portions of the Chiquita Brands International, Inc. Proxy Statement for the 1994 Annual Meeting of Shareholders are incorporated by reference in Part III.



                   CHIQUITA BRANDS INTERNATIONAL, INC.



                            TABLE OF CONTENTS



                                                                  Page
Part I

    Item  1.   Business . . . . . . . . . . . . . . . . . . . . . .   1
    Item  2.   Properties . . . . . . . . . . . . . . . . . . . . .   8
    Item  3.   Legal Proceedings. . . . . . . . . . . . . . . . . .   9
    Item  4.   Submission of Matters to a Vote of Security
Holders         . . . . . . . . . . . . . . . . . . . . . . . . .10


Part II

    Item  5.   Market for Registrant's Common Equity and Related
               Stockholder Matters. . . . . . . . . . . . . . . . .  10
    Item  6.   Selected Financial Data. . . . . . . . . . . . . . .  10
    Item  7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations. . . . . . . . .  10
    Item  8.   Financial Statements and Supplementary Data. . . . .  10
    Item  9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure. . . . . . . . .  10

Part III

    Item 10.   Directors and Executive Officers of the
Registrant      . . . . . . . . . . . . . . . . . . . . . . . . .11
    Item 11.   Executive Compensation . . . . . . . . . . . . . . .  12
    Item 12.   Security Ownership of Certain Beneficial Owners
               and Management . . . . . . . . . . . . . . . . . . .  12
    Item 13.   Certain Relationships and Related Transactions          12

Part IV

    Item 14.   Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K. . . . . . . . . . . . . . . . . . . . .  12

    Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . .    14

                                 PART I
ITEM 1 - BUSINESS

                                 GENERAL

     Chiquita Brands International, Inc. ("Chiquita" or the "Company") is a leading international marketer, processor and producer of quality fresh and processed food products. In recent years, the Company has capitalized on its "Chiquita" and other premium brand names by building on its worldwide leadership position in the marketing, distribution and sourcing of bananas; by expanding its quality fresh fruit and vegetable operations; and by further developing its business in value-added processed foods.

     Chiquita's products include:

     - Bananas, citrus, grapes, kiwi, mangos, pears and pineapples sold under the "Chiquita" brand name;

     - Bananas, citrus and other quality fresh fruit including apples, grapes, papaya, peaches, pears, plums, strawberries and tomatoes sold under the "Consul,"
         "Chico," "Amigo," "Frupac" and other brand names;

     - A wide variety of fresh vegetables including asparagus, beans, broccoli, carrots, celery, lettuce, onions and potatoes sold under the "Premium" and various other brand names;

     - Fruit and vegetable juices and other processed fruits and vegetables, including banana puree, marketed under the "Chiquita," "Friday" and other brands;

     -   Wet and dry salads sold under the "Club Chef," "Chef
         Classic" and "Naked Foods" brands; and

     - Margarine, shortening and other consumer packaged foods sold under the "Numar," "Clover" and various regional brand names.

     No individual customer accounted for more than 10% of the Company's consolidated net sales during any of the last three years. See "Management's Analysis of Operations and Financial Condition," which is incorporated by reference in Item 7 herein from the Company's 1993 Annual Report to Shareholders, for a discussion of factors affecting results of the Company's operations for 1993, 1992 and 1991. Factors which may cause fluctuations in the results of operations are also discussed in the description of the Company's operations below.

Fresh food products

     The Company markets an extensive line of fresh fruits and vegetables sold under the "Chiquita" and other brand names. The core of Chiquita's fresh foods operations is the marketing, distribution and sourcing of bananas. Sales of bananas, as a percent of consolidated net sales, were 67% in 1991, 62% in 1992 and 58% in 1993.

     Chiquita believes that it derives competitive benefits in the marketing, distribution and sourcing of fresh foods through its:

     -   Recognized brand names and reputation for quality;

     -   Strong market position in Europe, North America and
         Japan, the world's principal markets for fresh fruit;

     - Modern, cost-efficient fresh fruit transportation system; and

     - Industry leading position in terms of number and geographic diversity of its sources of bananas, which enhances its ability to provide customers with premium quality products on a consistent basis.

     Chiquita has benefitted from its multi-year investment spending program and the ongoing effects of its restructuring and cost reduction efforts to adjust its fresh foods volume and cost infrastructure to significantly reduce production, distribution and overhead costs. (See "Distribution and Logistics" and "Sourcing" below and ITEM 2 - PROPERTIES.) The restructuring program also included measures to reorganize the Company's European banana operations to adjust to a new quota which effectively restricts the volume of Latin American bananas imported into the European Union. (See RISKS OF INTERNATIONAL OPERATIONS below.)

     Marketing. Chiquita markets bananas under trade names including "Chiquita," "Chiquita Jr.," "Consul," "Amigo," "Petite 150," "Chico" and "Bananos." Chiquita's sales of bananas in 1993 in its principal markets, as a percent of its total banana net sales, were: Europe, 45%; North America, 34%; and other (principally the Far East and Middle East), 21%.

     The Company has been able to obtain a premium price for its bananas due to its reputation for quality and its innovative marketing techniques, which include providing retail marketing support services to its customers. Chiquita sells bananas through its regional sales organizations and commissioned agents throughout the world directly to wholesalers and retail chains, which in turn ripen and resell or distribute the fruit. The Company also sells bananas ripened in its own facilities or under contractual ripening arrangements.

     Bananas are highly perishable and must be brought to market and sold generally within 60 days after harvest. Therefore, selling prices which importers receive for bananas depend on the available supplies of bananas and other fruit in each market, the relative quality, and wholesaler and retailer acceptance of bananas offered by competing importers. Excess supplies may result in increased price competition. Profit margins on sales may also be significantly affected by fluctuations in currency exchange rates. (See RISKS OF INTERNATIONAL OPERATIONS below.)

     Adverse weather such as major windstorms or floods in banana growing areas may restrict worldwide supplies and result in increased prices for bananas. However, competing importers may be affected differently, depending upon their ability to obtain adequate supplies from sources in other geographic areas.

     Banana marketing is highly competitive. In order to compete successfully, Chiquita must be able to source bananas of uniformly high quality and distribute them in worldwide markets on a timely basis. A limited number of competitors account for most of the banana imports throughout the world. The Company believes that it sells more bananas than any of its competitors, accounting for approximately one-fourth of all bananas imported into its principal markets throughout the world. While smaller companies, including growers' cooperatives, have also become a competitive factor, Chiquita's principal competitors continue to be a limited number of large international companies.

     Although production of bananas tends to be relatively stable throughout the year, competition in the sale of bananas comes not only from bananas sold by others, but also from other fresh fruit which may be seasonal in nature. The resulting seasonal variations in demand cause banana pricing to be seasonal, with the first six months of the calendar year being the stronger period.

     Chiquita's interests in food-related businesses include a network of fresh fruit and vegetable operations in Europe, North America and the Pacific Rim. Through these affiliations, Chiquita sells and distributes a variety of quality fruit and vegetable products under other brand names. Certain of these affiliations involve both the production and marketing of fresh fruits and vegetables while others involve only marketing. These businesses compete against numerous other regional fresh fruit and vegetable producers and distributors. No single competitor has a dominant market share in this industry due to the regionalized nature of these businesses.

     Distribution and Logistics. Transportation expenses comprise approximately one-fourth of the total costs incurred by Chiquita in its sale of tropical fruit. Chiquita ships its tropical fruit in vessels owned or chartered by the Company. All of Chiquita's tropical fruit shipments into the North American market are delivered using pallets or containers that minimize damage to the product by eliminating the need to handle individual boxes. As a result of a multi-year investment program, now nearly completed, and the elimination of a substantial amount of chartered ship capacity under Chiquita's restructuring program, Chiquita now owns or controls under long-term lease approximately 60% of its aggregate shipping capacity. Most of the remaining capacity is operated under contractual arrangements having terms of three years or less. (See also ITEM 2 - PROPERTIES below and Notes 6 and 7 to the Consolidated Financial Statements.) Chiquita also operates loading and unloading facilities which it owns or leases in Central and South America and various ports of destination.

     Sourcing. Chiquita has a greater number and geographic diversity of sources of bananas than any of its competitors.
During 1993, approximately 30% of all bananas sold by Chiquita were sourced from Panama. Bananas sourced from other countries, including Colombia, Costa Rica, Guatemala,
Honduras, Mexico and the Philippines, comprised from 6% to 17%
(depending on the country) of bananas sold by Chiquita during 1993.

     In 1993 approximately two-thirds of the bananas sourced by Chiquita were produced by subsidiaries and the remainder were purchased under purchase fruit arrangements from suppliers. Under certain of the purchase fruit arrangements, which require less initial capital investment by the Company than owned production facilities, Chiquita furnishes financial and technical assistance to its suppliers to support the production and preparation of bananas for shipment. Individual suppliers in Mexico and the Philippines provided approximately 6% and 10%, respectively, of the bananas sold by Chiquita in 1993. The producer in the Philippines has traditionally supplied substantially all of the bananas marketed by the Company in Japan. No other single supplier provided 5% or more of Chiquita's bananas.

     Bananas are vulnerable to adverse local weather conditions, which are quite common but difficult to predict, and to crop disease, the control of which entails significant expense. These factors may restrict worldwide supplies and result in increased prices for bananas. However, competitors may be affected differently depending upon their ability to obtain adequate supplies from sources in other geographic areas. Chiquita's overall risk from these factors, as well as from political changes in countries where bananas are grown, is reduced by the low concentration of its banana production in individual producing locations.

     Labor cost, which is a significant portion of the cost of producing bananas, varies depending on the country of origin.
Since bananas are shipped in cardboard boxes, paper cost is also significant.

     The geographically diverse sources of other fresh fruits and vegetables primarily involve formal and informal purchase arrangements with numerous unrelated producers and importers. None of these arrangements is individually significant to the Company's operations.

Processed Food Products

     Chiquita's processed food products include fruit and vegetable juices sold primarily in the United States; processed fruit and vegetables, including processed bananas, sold worldwide under the "Chiquita," "Friday" and other brands; wet and dry salads sold under the "Club Chef," "Chef Classic" and "Naked Foods" brands; and other consumer packaged foods sold in Latin America by the Numar Division.

     Chiquita branded fruit juices include a full line of tropical blends sold refrigerated, frozen and in shelf stable individual servings. The refrigerated and frozen lines include six varieties: "Caribbean Splash," "Tropical Squeeze," "Raspberry Passion," "Orange Banana," "Calypso Breeze" and "Hawaiian Sunrise." Individual servings are sold in three of these varieties: "Caribbean Splash," "Orange Banana" and "Calypso Breeze." These all natural tropical blends are available throughout most of the United States and are manufactured by others from fruit juice concentrates and purees to the Company's specifications. The Company also produces and markets natural fresh fruit and vegetable juices sold under the "Ferraro's Fine Juices" and "Naked Juice" brands.

     Chiquita's processed banana products include banana puree, sliced bananas and other specialty products which are produced by the Company and sold to producers of baby food, fruit beverages, baked goods and fruit-based products, to wholesalers of bakery and dairy food products, and to selected licensees including Beech-Nut and General Mills.

     Friday Canning Corporation ("Friday") is one of the largest private-label vegetable processors in the United States. Friday markets a full line of over twenty-five types of processed vegetables to retail and food service customers throughout the U.S. and other countries. Friday competes directly with a few major producers of both branded and private-label canned vegetables, as well as indirectly with numerous marketers of frozen and fresh vegetable products. The vegetable processing industry is affected by the availability of produce, which can vary due to local weather conditions.

     The Numar Division is a vertically integrated marketer, refiner and producer of shortening, margarine and vegetable oil products primarily in Costa Rica and Honduras. These products are derived primarily from oil palm grown on the Company's plantations located in these countries. Numar is the leading marketer of such products in Costa Rica and Honduras and sells its products in these and other Central American countries under the "Numar," "Clover" and other brand names. Numar's competitors in Central America consist principally of a number of small local firms and subsidiaries of multinational corporations.

                    RISKS OF INTERNATIONAL OPERATIONS

     Information about the Company's operations by geographic area is included in Note 14 to the Consolidated Financial
Statements included in the Company's 1993 Annual Report to
Shareholders and is incorporated herein by reference.

     The Company is subject to a variety of governmental regulations in certain countries where it sources and markets its products, including import quotas and tariffs, currency exchange controls and taxes. On July 1, 1993, the European Union ("EU") implemented a new quota effectively restricting the volume of Latin American bananas imported into the EU to approximately 80% of prior levels. The quota is administered through a licensing system and grants preferred status to producers and importers within the EU and its former colonies, while imposing new quotas and tariffs on bananas imported from other sources, including Latin America, Chiquita's primary source of fruit. Challenges to the quota and many matters regarding implementation and administration of the quota remain to be resolved. Prior to its implementation, the principles underlying the new regulation were ruled illegal under the General Agreement on Tariffs and Trade ("GATT") by a GATT dispute settlement panel. In January 1994, a GATT dispute settlement panel ruled on a second lawsuit against the current EU regulation in favor of the Latin American countries. GATT rulings in favor of the Latin American countries could result in an increase in the total volume of Latin American bananas, including banana volume of the Company, which could be imported under the quota. However, there can be no assurance that the EU will comply, or of the manner in which it would comply, with such rulings. (See "Management's Analysis of Operations and Financial Condition" included in the Company's 1993 Annual Report to Shareholders for a discussion of the impact of the EU quota on current operations.)

     Certain of the Company's operations are heavily dependent upon products grown and purchased in Central and South America and, to a lesser extent, the Philippines. These activities, a significant factor in the economies of many of the countries where the Company produces and purchases bananas and other agricultural and consumer products, are subject to risks that are inherent in operating in such countries, including government regulation, currency restrictions and other restraints, risks of expropriation and burdensome taxes.
There is also a risk that legal or regulatory requirements will be changed or that administrative policies will change. Certain of these activities are dependent upon leases and other agreements with the governments of these countries.

     The Company leases all the agricultural lands it uses in Panama from the Republic of Panama under lease and operating agreements which automatically renew each year unless canceled by either party on four years prior notice. In the event of termination of the agreements, the government of Panama, which previously purchased such agricultural lands from the Company, may purchase other Panamanian assets of the Company at specified values which approximate carrying value but may be less than market value.

     Certain facilities in Honduras previously owned by the Company were transferred in prior years to the government of Honduras with provision for their subsequent use by the Company. Such facilities include a railroad which the Company operates under a lease with the government of Honduras that expires January 1, 1995. The Company believes that the lease, if required in 1995, can be extended or renewed.

     As a result of certain governmental price and export controls in Costa Rica and Honduras, cost increases related to the Company's oil palm operations may not initially be recovered through selling prices in the markets in which these products are sold.

     The Company's operations worldwide and the products it sells are subject to numerous governmental regulations and inspections by environmental, food safety and health authorities. These regulations directly affect day-to-day operations. Although the Company believes it is substantially in compliance with such regulations, actions by regulators have in the past required, and in the future may require, operational modifications or capital improvements at various locations or the payment of fines and penalties, or both.

     The Company's operations are conducted in many areas of the world and involve transactions in a variety of currencies. Results of its operations may be significantly affected by fluctuations of currency exchange rates. Such fluctuations affect the Company's banana operations because many of its costs are incurred in currencies different from those that are received from the sale of bananas in non-U.S. markets, and there is normally a time lag between the incurrence of such costs and collection of the related sales proceeds. The Company's policy is to exchange local currencies for dollars immediately upon receipt, thus reducing exchange risk. The Company also engages from time to time in various hedging activities to further minimize potential losses on cash flows originating in currencies other than the U.S. dollar. Fluctuations of currency exchange rates may also affect the Company's Numar Division. Since Numar's profits are generated in many of the same Central American countries where the Company incurs costs to produce bananas, exchange fluctuations with an adverse effect on Numar's profits would generally have a favorable impact on the Company's cost of producing bananas. See Note 1 to the Consolidated Financial Statements and "Management's Analysis of Operations and Financial Condition" included in the Company's 1993 Annual Report to Shareholders for information with respect to currency exchange.

                             LABOR RELATIONS

     The Company employs a total of approximately 45,000 persons in its continuing operations. Approximately 39,000 of these associates are employed in Central and South America including 32,000 workers covered by labor contracts.

     The Company has approximately 75 labor contracts with terms expiring from 1994 to 1997. Contracts expiring in 1994 cover approximately 9,000 employees including approximately 6,500 under a contract expiring in July at one of Chiquita's Panamanian banana producing divisions. The Company has commenced negotiations for a new contract with these workers and does not expect any new terms of the contract to have a material effect on its operations. Strikes or other labor-related actions are often encountered upon expiration of labor contracts and also frequently occur during the term of the contracts.

                         DISCONTINUED OPERATIONS

     During the fourth quarter of 1992, after evaluation of reorganization plans announced earlier that year and completion of other preparatory actions, the Company adopted a plan of disposal for its Meat Division operations. (See Note 3 to the Company's Consolidated Financial Statements included in the Company's 1993 Annual Report to Shareholders.)

     Pursuant to the plan, the Company immediately completed the sale of a major fresh pork processing facility in December 1992. During 1993 and early 1994, the Company engaged in extensive activity with respect to execution of the balance of its disposal plan. Numerous proposals for the sale of individual components of the Meat Division were received from a larger number of buyers than originally expected. Although progress under the plan has been slower than anticipated, partially as a result of the Company evaluating all these proposals in the interest of maximizing shareholder value, the Company has made significant progress in the implementation of its disposal plan. This progress includes:

     - successful ongoing cost reduction efforts that have contributed to the improvement in Meat Division operating results to approximately breakeven levels for 1993.

     - progress toward obtaining further substantial cost reductions for 1994 and beyond relating to retiree medical costs. In June 1993, the Company received a favorable court ruling on its previously filed litigation that confirms its right to unilaterally reduce medical benefits of retired hourly employees. This ruling is being appealed by the union and a hearing on the appeal was held in February 1994. A decision on the appeal is expected later in 1994.

     - receiving subsidies and concessions from the State of South Dakota and the City of Sioux Falls that will enhance the operating profitability of the Sioux Falls plant. These incentives were offered in September 1993 by newly installed state and city administration officials who took office in April 1993 after their predecessors, including the Governor of South Dakota, were killed in a plane crash on their return from a meeting to discuss incentives with Company and Meat Division representatives.

     - obtaining a new stand-alone revolving credit facility in June 1993 to fund the Meat Division's working capital needs.

     - obtaining financial incentives and concessions in November 1993 from the City of Sioux City, Iowa and the local labor union to enhance the salability of the Sioux City pork processing plant as an operating facility.

     - completing the sale of the Division's specialty meat operations in February 1994 for approximately $50 million in cash.

     The Company also continues to be engaged in marketing efforts with respect to the remaining Meat Division operations and expects to complete the divestitures of these operations by the end of 1994.

     Marketing.   The Meat Division is engaged in the
processing and marketing primarily of fresh pork and processed meat products, including sausage, frankfurters, bacon, hams and luncheon meats. The Meat Division's products are sold principally in the United States, and for export to Japan, Mexico, Canada, and other Central American and Pacific Rim countries. In addition to operating its own meat-packing plants, the Company engages other meat packers to custom slaughter and process meat products.

     The Meat Division's products are marketed in the United States nationally under the "John Morrell" brand name and regionally under brands such as "Dinner Bell," "Kretschmar," "Rath Black Hawk" and "Tobin's First Prize," as well as under various private customer labels.

     Profit margins in the fresh meat business are low and competition among packers in the United States is strong. Price, quality and brand identification are major competitive factors. The Meat Division's major competitors in fresh and processed meats are large U.S. meat-packing corporations, as well as a large number of U.S. regional and local meat packers. Competition also comes from other high protein products, including beef, poultry, seafood and dairy products.

     The Meat Division's operations involve supplying a consistent quality product to a broad market, including large food chains. The Meat Division maintains an experienced sales force that sells its products principally in the United States and Japan. Some fresh and processed meats, including export sales, are also sold through independent food brokers or expedited through international trading companies.

     The availability of adequate supplies and cost of livestock are significant to the profitability of the Meat Division's fresh meat operations. Generally, results of operations are adversely affected when livestock is in short supply because competition among meat packers for available supplies is strong and prices for livestock may increase. The availability of livestock is determined primarily by decisions made independently by a large number of growers and feeders over a period of years and is beyond the control of the Meat Division and competing meat packers.

     Labor relations.  The Meat Division employs approximately
4,600 domestic employees, nearly all of whom are covered under approximately 10 labor contracts with terms expiring from 1994 to 1998.

     In January 1984 certain workers who were affected by the closing and later reopening of one of the Meat Division's plants sued John Morrell & Co. ("Morrell"), Chiquita and the United Food and Commercial Workers Union in the U.S. District Court for the Western District of Tennessee. The workers claimed that Morrell breached its collective bargaining agreement with the union and that the union breached its duty of fair representation. Morrell, Chiquita and the union settled with the workers in late 1988. However, the union also asserted cross-claims against Morrell and Chiquita. In December 1992, the Court dismissed all of the cross-claims. The union has appealed this decision and a hearing is scheduled for April 1994.

     In an unrelated action, in October 1988 approximately 650 employees from three Morrell plants filed suit in the U.S. District Court for the Northern District of Iowa claiming that Morrell violated wage and hours laws by not paying them for the time required to put on, take off and clean personal protective clothing. In February 1994, Morrell settled this suit with the employees for an immaterial amount.

     A strike at Sioux Falls in May 1987 led to three lawsuits by Morrell against the union. Following judgments in favor of Morrell in the first two lawsuits which resulted in payments to Morrell by the union totaling $29.3 million, the union demanded further arbitration of its claims that its contract had required Morrell to recall the striking employees. In the fall of 1991 in the third lawsuit, Morrell sued the union in the U.S. District Court for the District of South Dakota, seeking a ruling that the prior litigation disposed of the union's recall claims. In March 1992, the court ruled in Morrell's favor. On appeal, the Eighth Circuit Court of Appeals reversed the lower court's decision, ruling that the union is entitled to have its remaining arguments heard in a second round of arbitration, and the United States Supreme Court refused to grant certiorari. In February 1994, the union petitioned to re-commence arbitration.

     Properties.   The Meat Division owns and operates its
principal slaughtering plant and processed meat facility located in Sioux Falls, South Dakota. The Meat Division also owns or leases and operates meat-processing facilities in Iowa and Ohio and operates warehouses and distribution facilities in several states. Although much of the Sioux Falls plant is relatively old, the Company believes that it and other more modern plants and facilities now used are, in general, well maintained and suitable for its operations. Certain products are produced for the Meat Division by custom meat packers in plants located in Ohio and Kansas.

     Regulation.   The Meat Division's operations are subject
to numerous governmental regulations and regular inspections by the U.S. Department of Agriculture and other environmental and health authorities. Actions by regulators directly affect day-to-day operations and have in the past required, and in the future may require, plant improvements at various locations or the payment of fines and penalties, or both. While it is not possible to predict the cost of such future improvements with a high degree of certainty, management does not expect that such expenditures will have a material impact on the Company's financial results.

     In March 1993, Morrell brought to the attention of the United States Environmental Protection Agency ("USEPA") certain deficiencies relating to the wastewater treatment facility at one of its plants. The Company's internal investigation of this matter and discussions with the USEPA are continuing. The U.S. Department of Justice (DOJ) has proposed that Morrell consider entering into a judicial civil consent order requiring compliance with certain environmental laws, regulations and permits and other actions. The DOJ indicated that the amount of civil penalties, if any, to be imposed would be resolved later. In addition, the U.S. Attorney for South Dakota and the Environmental Crimes Section of the Environment and Natural Resources Division of the DOJ are reviewing the matter. Morrell is presently operating this wastewater treatment facility under an extension of its previous five-year permit which will remain in place until a permanent permit is issued.

ITEM 2 - PROPERTIES

     The Company owns approximately 132,000 acres and leases approximately 46,000 acres of improved land, principally in Costa Rica, Panama and Honduras. Substantially all of this land is used for the cultivation of bananas and oil palm and support activities, including the maintenance of floodways. The Company also owns power plants, packing stations, warehouses, irrigation systems and loading and unloading facilities used in connection with its banana and oil palm operations.

     The Company owns or controls under long-term bareboat leases 23 ocean-going refrigerated vessels, including 1 delivered in early 1994, and has 21 additional such vessels under time charters, primarily for transporting tropical fruit sold by the Company. From time to time, excess capacity may be chartered or subchartered to others. In addition, the Company enters into spot charters as necessary to supplement its transportation resources. The Company also owns or leases other related equipment, including refrigerated container units, used to transport fresh food. The majority of the ships owned and related container units are pledged as collateral for related financings.

     Properties used by the Company's processed foods operations include processing facilities in Costa Rica and Honduras, and vegetable canning facilities in Wisconsin.
Other operating units of the Company own, lease and operate properties, principally in the United States and Central and South America. The Company leases the space for its executive offices in Cincinnati, Ohio.
     For further information with respect to the Company's physical properties, see the descriptions under ITEM 1 - BUSINESS - GENERAL and DISCONTINUED OPERATIONS, above, and Notes 6 and 7 to the Consolidated Financial Statements included in the Company's 1993 Annual Report to Shareholders.


ITEM 3 - LEGAL PROCEEDINGS

     A number of legal actions are pending against the Company, including those described below and in ITEM 1 - BUSINESS - DISCONTINUED OPERATIONS affecting the Meat Division, which is reported as a discontinued operation. Based on evaluations of facts which have been ascertained and opinions of counsel, management does not believe such litigation will, individually or in the aggregate, have a material adverse effect on the consolidated financial condition or results of operations of the Company.

     The Company and other major banana producing companies have been added as defendants in two purported class actions, filed in state courts in Galveston and Brazoria counties, Texas, and in three other Texas state court cases. These cases were originally filed in early 1993 against the manufacturers of an agricultural chemical called DBCP by an aggregate of approximately 20,000 individuals. Most of the plaintiffs are foreign citizens who claim to have been employees of banana companies, including in some cases subsidiaries of the Company. The plaintiffs allege they were injured as a result of exposure to DBCP, which was used primarily in the 1970's. The damage claims have not been quantified. The suits are Franklin Rodriguez Delgado, et al.
v. Shell Oil Company, et al., Cause No. 93-CV-0030 (Galveston County, Texas); Armando Ramos Bermudez, et al. v. Shell Oil Company, et al., Cause No. 93-C-2290 (Brazoria County, Texas); Narcisco Borja, et al. v. Dow Chemical Company, et al., Cause No. 93-320 (Dallas County, Texas); Juan Ramon Valdez, et al.
v. Shell Oil Company, et al., Cause No. 17814 (Morris County, Texas); and Ramon Rodriguez Rodriguez, et al. v. Shell Oil Company, et al., Cause No. 3813 (Jim Hogg County, Texas). Similar suits have been filed in Costa Rica and Panama by approximately 800 individuals against subsidiaries of the Company, including Compania Palma Tica and Compania Bananera Atlantica Limitada. Similar suits have been filed in other countries against other defendants as well. The Company has answered all suits, believes it has substantial and meritorious defenses and is vigorously defending the actions.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


                                 PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

     Information concerning the number of shareholders at March 1, 1994, and the market for the Company's capital stock is set forth on the inside back cover of the Company's 1993 Annual Report to Shareholders under "Investor Information." Information concerning the price ranges of the Company's capital stock and dividends declared thereon is set forth in
Note 15 to the Consolidated Financial Statements included in the 1993 Annual Report to Shareholders. Information concerning restrictions on the Company's ability to declare and pay dividends is set forth in Note 8 to the Consolidated Financial Statements included in the 1993 Annual Report to Shareholders. All such information is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

     This information is included in the table entitled
"Selected Financial Data" on page 6 of the Company's 1993
Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     This information is included under the caption
"Management's Analysis of Operations and Financial Condition" included on pages 8 through 10 of the Company's 1993 Annual
Report to Shareholders and is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of Chiquita Brands International, Inc. and its subsidiaries included on pages 11 through 23 of the Company's 1993 Annual Report to Shareholders, and "Quarterly Financial Data" which is set forth in Note 15 to such Consolidated Financial Statements, are incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                PART III

     Except for information relating to the Company's executive officers set forth in ITEM 10 below, the information required by the following Items will be included in Chiquita's definitive Proxy Statement which will be filed with the Securities and Exchange Commission in connection with the 1994 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are:

     Carl H. Lindner (age 74) - Mr. Lindner has been Chairman of the Board of Directors and Chief Executive Officer of the Company since August 1984 and Chairman of the Board of Directors and Chief Executive Officer of AFC since AFC was founded over 30 years ago. AFC is a holding company which, through subsidiaries, is engaged in several financial businesses, including property and casualty insurance, annuities, and portfolio investing. In nonfinancial areas, AFC has substantial operations in the food products industry, through its ownership in Chiquita, in television and radio station operations, through its ownership of Great American Communications Company ("GACC"), and in industrial manufacturing.

     Keith E. Lindner (age 34) - Mr. Lindner has been President and Chief Operating Officer of the Company since June 1989 and
President of its Chiquita Brands, Inc. subsidiary since
December 1986.  He was Senior Executive Vice President of the
Company from March 1986 to June 1989.

     Fred J. Runk (age 51) - Mr. Runk has been a Vice President of the Company since September 1984. From September 1984 to March 1994 he served as the Company's Chief Financial Officer. From February 1985 until June 1988, he was also Treasurer of the Company. Mr. Runk has served as Vice President and Treasurer of AFC for more than five years.

     Steven G. Warshaw (age 40) - Mr. Warshaw was named Chief Financial Officer of the Company in March 1994. He has also served as the Company's Executive Vice President and Chief Administrative Officer since January 1990. Mr. Warshaw has been employed by the Company in various executive capacities since April 1986.

     Robert F. Kistinger (age 41) - Mr. Kistinger was named Senior Executive Vice President of the Company's Chiquita Banana Group in February 1994. From March 1989 until February 1994, he was Executive Vice President, Operations of the Company's Chiquita Tropical Products Division. Mr. Kistinger has been employed by the Company in various capacities since 1980.

     Thomas E. Mischell (age 46) - Mr. Mischell has served as a
Vice President of the Company since July 1986 and has served as Vice President of AFC for more than five years.

     Charles R. Morgan (age 47) - Mr. Morgan has been Vice President, General Counsel and Secretary of the Company since January 1990. Mr. Morgan has also served as Vice President, General Counsel and Secretary of Chiquita Brands, Inc. since June 1988 and as Vice President and Secretary of Morrell since February 1989. From February 1989 to July 1993, he was also General Counsel of Morrell.

     Jos P. Stalenhoef (age 52) - Mr. Stalenhoef was named President, Chiquita Banana-North American Division in February 1994. From March 1989 until February 1994, he was Senior Vice President, North America, Chiquita Tropical Products Division. Prior to that time, Mr. Stalenhoef was Vice President, Marketing, Chiquita Tropical Products Division.

     William A. Tsacalis (age 50) - Mr. Tsacalis has served as
Vice President and Controller of the Company since November
1987.

     In December 1993, GACC completed a comprehensive financial restructuring which included a prepackaged plan of reorganization filed in November of that year under Chapter 11 of the Bankruptcy Code. Carl H. Lindner and Fred J. Runk were executive officers of GACC within two years before GACC's bankruptcy reorganization.

ITEM 11 - EXECUTIVE COMPENSATION

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


                                 PART IV

ITEM 14 -  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

    (a)   1.    Financial Statements

    The following consolidated financial statements of the
Company and the Report of Independent Auditors are included in the Company's 1993 Annual Report to Shareholders and are
incorporated by reference in Part II, Item 8:
                                                                 Page of
                                                           Annual Report
             Report of Independent Auditors                           7
             Consolidated Statement of Income
                Years ended December 31, 1993, 1992 and 1991         11
             Consolidated Balance Sheet
                December 31, 1993 and 1992                           12
             Consolidated Statement of Shareholders' Equity
                Years ended December 31, 1993, 1992 and 1991         13
             Consolidated Statement of Cash Flow
                Years ended December 31, 1993, 1992 and 1991         14
             Notes to Consolidated Financial Statements              15

          2.    Financial Statement Schedules
    The following consolidated financial statement schedules of the Company, which exclude amounts relating to its
discontinued operations, are included in this Annual Report on
Form 10-K:
                                                                 Page of
                                                               Form 10-K
         II  -  Amounts Receivable from Related Parties, and
                           Underwriters, Promoters, and Employees Other
                                                   Than Related Parties
17
          V  -  Property, Plant and Equipment                        18
         VI  -  Accumulated Depreciation of Property,
                                                    Plant and Equipment
19
       VIII  -  Allowance for Doubtful Accounts Receivable           20
         IX  -  Short-term Borrowings                                21
          X  -  Supplementary Income Statement Information           22

    All other schedules are not required under the related instructions or are inapplicable and, therefore, have been omitted.

          3.  Exhibits

    See Index of Exhibits (page 23) for a listing of all exhibits filed with this Annual Report on Form 10-K.

    (b)   There were no reports on Form 8-K filed by the Company
during the quarter ended    December 31, 1993.

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 1994.

                              CHIQUITA BRANDS INTERNATIONAL, INC.


                              By /s/ Carl H. Lindner
                                 Carl H. Lindner
                                 Chairman of the Board and Chief
Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on March 30, 1994:


/s/ Carl H. Lindner              Chairman of the Board and
Carl H. Lindner                  Chief Executive Officer

/s/ Keith E. Lindner             Director; President and
Keith E. Lindner                 Chief Operating Officer

/s/ S. Craig Lindner             Director
S. Craig Lindner

Hugh F. Culverhouse*             Director
Hugh F. Culverhouse

/s/ Fred J. Runk                 Director and Vice President
Fred J. Runk

Jean H. Sisco*                   Director
Jean H. Sisco

/s/ Ronald F. Walker             Director
Ronald F. Walker

/s/ Steven G. Warshaw            Executive Vice President, Chief
Administrative
Steven G. Warshaw                Officer and Chief Financial
Officer

/s/ William A. Tsacalis          Vice President and Controller
William A. Tsacalis              (Chief Accounting Officer)

* By /s/ William A. Tsacalis
       Attorney-in-Fact**


**   By authority of powers of attorney filed with this annual
report on Form 10-K.

                  (This page left blank intentionally.)


CHIQUITA BRANDS INTERNATIONAL, INC. AND SUBSIDIARY COMPANIES
SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES, AND
UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES


                                                             Balance at
                 Balance at            Deductions           December 31, 1993
                 January 1,             Amounts    Amounts              Not
Name of Debtor      1993    Additions Collected Written off  Current  Current
Robert F. Kistinger,
  Senior Executive
  Vice President,
  Chiquita Banana Group(1)       $ --$200,000        $ --        $ --$200,000$
- --


(1)                     Collateralized by a second mortgage on Mr.
                        Kistinger's principal residence originally due on March 1, 1995 with interest at 7% compounded semi-annually. Repaid in full on January 25, 1994.




CHIQUITA BRANDS INTERNATIONAL, INC. AND SUBSIDIARY COMPANIES
SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
(In thousands)
                                                Sales      Other       Balance
                   Balance at   Additions         and    Changes            at
                    Beginning          at     Retire-        Add        End of
                    of Period        Cost       ments   (Deduct)        Period

Year Ended
December 31,
1993
Land              $   101,131   $   1,969   $    (241)  $  1,128   $   103,987
Buildings and
  Improvements        186,038      11,998      (2,358)     2,756       198,434
Machinery and
  Equipment           403,480      29,193     (23,298)     2,318       411,693
Ships and
  Containers          692,375     125,171     (27,931)     1,202       790,817
Cultivations          292,843      18,752     (15,068)     9,019       305,546
Other                  85,106       9,471      (1,056)   (14,188)       79,333

    Total         $ 1,760,973   $ 196,554   $ (69,952)  $  2,235   $ 1,889,810


Year Ended
December 31,
1992
Land              $    90,407   $   9,360   $    (300)  $  1,664   $   101,131
Buildings and
  Improvements        137,054      42,697      (2,076)     8,363       186,038
Machinery and
  Equipment           333,151      56,398     (11,683)    25,614       403,480
Ships and
  Containers          412,243     281,919        (226)    (1,561)      692,375
Cultivations          224,149      69,108        (397)       (17)      292,843
Other                  73,514      12,791      (2,134)       935        85,106

    Total         $ 1,270,518   $ 472,273   $ (16,816)  $ 34,998*  $ 1,760,973


Year Ended
December 31,
1991
Land              $    53,279   $  37,398   $  (1,348)  $  1,078   $    90,407
Buildings and
  Improvements        104,250      37,140      (1,858)    (2,478)      137,054
Machinery and
  Equipment           272,572      61,975     (11,146)     9,750       333,151
Ships and
  Containers          236,833     184,021     (11,832)     3,221       412,243
Cultivations          162,245      62,703        (863)        64       224,149
Other                  58,784      12,404        (479)     2,805        73,514

    Total         $   887,963   $ 395,641   $ (27,526)  $ 14,440*  $ 1,270,518

*  Principally relates to acquisitions of businesses.


CHIQUITA BRANDS INTERNATIONAL, INC. AND SUBSIDIARY COMPANIES
SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
(In thousands)


                                                Sales      Other       Balance
                   Balance at   Additions         and    Changes            at
                    Beginning          at     Retire-        Add        End of
                    of Period        Cost       ments   (Deduct)        Period
Year Ended
December 31,
1993
Buildings and
  Improvements    $    49,253   $   7,828   $  (1,120)  $   (987)  $    54,974
Machinery and
  Equipment           185,489      35,386     (12,769)     1,946       210,052
Ships and
  Containers           52,469      43,492      (5,661)        (3)       90,297
Cultivations           70,087      10,166      (5,716)     1,265        75,802
Other                  28,762       5,719        (486)    (2,501)       31,494

    Total         $   386,060   $ 102,591   $ (25,752)  $   (280)  $   462,619



Year Ended
December 31,
1992
Buildings and
  Improvements    $    37,103   $   8,277   $  (1,168)  $  5,041   $    49,253
Machinery and
  Equipment           146,710      30,208      (8,202)    16,773       185,489
Ships and
  Containers           20,346      32,147         (26)         2        52,469
Cultivations           61,937       8,147         (17)        20        70,087
Other                  27,112       1,659        (123)       114        28,762

    Total         $   293,208   $  80,438   $  (9,536)  $ 21,950*  $   386,060



Year Ended
December 31,
1991
Buildings and
  Improvements    $    33,681   $   5,711   $  (1,278)  $ (1,011)  $    37,103
Machinery and
  Equipment           126,569      23,714      (2,766)      (807)      146,710
Ships and
  Containers           15,825      16,457     (11,935)        (1)       20,346
Cultivations           55,995       5,578        (425)       789        61,937
Other                  22,074       2,941        (369)     2,466        27,112

    Total         $   254,144   $  54,401   $ (16,773)  $  1,436*  $   293,208

*  Principally relates to acquisitions of businesses.


CHIQUITA BRANDS INTERNATIONAL, INC. AND SUBSIDIARY COMPANIES
SCHEDULE VIII - ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE
(In thousands)
                                      Year Ended December 31,
                                     1993            1992           1991
Balance at beginning of period      $  9,698        $ 7,196       $  6,826

    Additions:
       Charged to costs and expenses                4,797         6,300
2,261

    Deductions:
       Write-offs                      3,220          4,182          1,751
       Other, net                        224           (384)           140

                                       3,444          3,798          1,891
Balance at end of period            $ 11,051        $ 9,698       $  7,196


CHIQUITA BRANDS INTERNATIONAL, INC. AND SUBSIDIARY COMPANIES
SCHEDULE IX - SHORT-TERM BORROWINGS
(In thousands)

                                             Maximum
                                  Weighted   Aggregate    Average     Weighted
                                  Average    Borrowings   Out-        Average
           Category               Interest   Out-         standing    Interest
           of         Balance     Rate at    standing     Borrowing   Rate
Year       Borrow-    at End      End of     at any       During      During
Ended      ing        of Year     Year       Month End    the Year    the Year
12/31/93   Banks      $112,796    10.9%      $149,328     $125,090    12.4%

12/31/92   Banks      $136,765    12.7%      $167,365     $142,448    15.6%

12/31/91   Banks      $146,756    18.1%      $146,756     $75,460     17.2%



Short-term borrowings include borrowings in currencies other than the U.S. dollar carrying interest rates which generally are higher than interest rates on U.S. dollar debt.

Average outstanding borrowings during each year were determined based on the amounts outstanding at the end of each month during the year.

The weighted average interest rate during each year was computed by dividing actual interest expense on short-term borrowings in each year by average short-term borrowings in such year.

CHIQUITA BRANDS INTERNATIONAL, INC. AND SUBSIDIARY COMPANIES

SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
(In thousands)


                              Charged to Costs and Expenses
                                Year Ended December 31,
                              1993             1992             1991
Maintenance and repairs       $64,340          $66,429         $54,961

Taxes, other than payroll
   and income taxes:

   Import                      51,446           40,945          36,795
   Export                      25,765           25,602          33,020
   Other                       11,059           10,038           6,129

Advertising                    44,302           71,699          60,095


                       CHIQUITA BRANDS INTERNATIONAL, INC.
                                Index of Exhibits

Exhibit
 Number                            Description

   3-a     The Company's Certificate of Incorporation

  *3-b     The Company's By-Laws, filed as Exhibit 3-b to Annual
           Report on Form 10-K for the year ended December 31, 1992

     4 Registrant has no outstanding debt issues exceeding 10% of the assets of Registrant and its consolidated subsidiaries. The Registrant will furnish to the Securities and Exchange Commission, upon request, copies of all agreements and instruments defining the rights of security holders for debt issues not exceeding 10% of the assets of Registrant and its consolidated subsidiaries.

  10-a Lease of Lands and Operating Contract between United Brands Company, Chiriqui Land Company, Compania Procesadora de Frutas and the Republic of Panama, dated January 8, 1976, effective January 1, 1976

  10-b Agreement dated April 22, 1976 effective January 1, 1976 between Tela Railroad Company and the Government of Honduras


           Executive Compensation Plans

 *10-c 1986 Stock Option and Incentive Plan, filed as Exhibit A to the definitive Proxy Statement in connection with the Company's 1992 Annual Meeting of Shareholders

 *10-d     Individual Stock Option Plan and Agreement, filed as
           Exhibit 4 to Registration Statement on Form S-8 No. 33-25950 dated December 7, 1988

 *10-e Deferred Compensation Plan, filed as Exhibit 10-e to Annual Report on Form 10-K for the year ended December 31, 1992

    11     Computation of Earnings Per Common Share

    12     Computation of Ratios of Earnings to Fixed Charges and
           Earnings to Combined Fixed Charges and Preferred Stock
           Dividends

    13 Chiquita Brands International, Inc. 1993 Annual Report to Shareholders (pages 6 through 23 and inside back cover)

    21     Subsidiaries of Registrant

    23     Consent of Independent Auditors

    24     Powers of Attorney

    99 Annual Reports on Form 11-K for the Chiquita Savings and Investment Plan and the John Morrell & Co. Salaried
           Employees Incentive Savings Plan for 1993 will be filed by amendment on or before June 29, 1994.




 *    Incorporated by reference.