Form 10-Q
period 1994-03-31
CHIQUITA BRANDS INTERNATIONAL INC
filed 1994-05-16
CIK 101063

                              FORM 10-Q



                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


       Quarterly Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934


For the Quarterly Period Ended
Commission File
March 31, 1994                                                   Number
1-1550



                 CHIQUITA BRANDS INTERNATIONAL, INC.



Incorporated under the                                           IRS
Employer I.D.
Laws of New Jersey                                               No. 04-
1923360



            250 East Fifth Street, Cincinnati, Ohio 45202
                           (513) 784-8011



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   YES    X    NO

     As of May 2, 1994, there were 48,696,239 shares of Common Stock outstanding.



                         Page 1 of 13 Pages






                 CHIQUITA BRANDS INTERNATIONAL, INC.

                          TABLE OF CONTENTS


                                                                Page
PART I - Financial Information

    Consolidated Statement of Income for the quarters
       ended March 31, 1994 and 1993 . . . . . . . . . . . . .     3

    Consolidated Balance Sheet as of
       March 31, 1994, December 31, 1993 and
       March 31, 1993. . . . . . . . . . . . . . . . . . . . .   4-5

    Consolidated Statement of Cash Flow for the quarters
       ended March 31, 1994 and 1993 . . . . . . . . . . . . .     6

    Notes to Consolidated Financial Statements . . . . . . . .     7

    Management's Analysis of Operations and
       Financial Condition . . . . . . . . . . . . . . . . . .   8-9


PART II - Other Information

    Item 1 - Legal Proceedings . . . . . . . . . . . . . . . .     9

    Item 2 - Changes in Securities . . . . . . . . . . . . . .    10

    Item 6 - Exhibits and Reports on Form 8-K. . . . . . . . .    10

Signature. . . . . . . . . . . . . . . . . . . . . . . . . . .    11

Part I - Financial Information
               CHIQUITA BRANDS INTERNATIONAL, INC.
                CONSOLIDATED STATEMENT OF INCOME
            (In thousands, except per share amounts)
                           (Unaudited)

                                       Quarter Ended March 31,
                                           1994         1993
Net sales                                  $669,168     $731,109
Operating expenses
  Cost of sales                            485,095      547,061
  Selling, general and administrative expenses          76,479
90,312
  Depreciation                              26,411       23,394
                                           587,985      660,767
  Operating income                          81,183       70,342
Interest income                              5,161        6,400
Interest expense                           (43,458)     (42,379)
Other income, net                              648          467
  Income from continuing operations before income taxes
43,534                                      34,830
Income taxes                                (8,000)      (7,300)
Income from continuing operations           35,534       27,530
  Discontinued operations                       --           --
Income before extraordinary item            35,534       27,530
  Extraordinary loss from prepayment of debt            (22,840)--
Net income                                 $12,694      $27,530

Weighted average number of common shares
  outstanding (see Exhibit 11)              53,176       51,908
Earnings (loss) per common share:
 Primary   - Continuing operations         $   .65      $   .53
           - Extraordinary loss               (.43)          --
           - Net income                    $   .22      $   .53

 Fully diluted                             - Continuing
operations $                               .62   $      .53
           - Extraordinary loss               (.40)          --
           - Net income                    $   .22      $   .53
Cash dividends declared per common share   $   .05      $   .17

         See Notes to Consolidated Financial Statements.

               CHIQUITA BRANDS INTERNATIONAL, INC.

                   CONSOLIDATED BALANCE SHEET
                         (In thousands)

                           (Unaudited)

                             ASSETS

                                          March 31,     December
31,                           March 31,
                                          1994          1993
    1993
Current assets
  Cash and equivalents        $211,618     $151,226      $276,965
  Marketable securities             --           --       23,885
  Trade receivables, less
    allowances of $11,058, $11,051
    and $9,502, respectively   237,755      187,936      282,473
  Other receivables, net        87,196       85,170       81,878
  Inventories                  299,072      307,073      333,530
  Other current assets          39,137       39,054       35,332
                              Total current assets       874,778
770,459                      1,034,063
Restricted cash                 51,020       51,020       39,520
Net assets of discontinued operations        38,410       42,410
25,675
Property, plant and equipment, net         1,447,464   1,427,191
1,429,875
Investments and other assets   299,919      282,914      228,530
Intangibles, net               165,535      166,759      181,939
                                     $     2,877,126     $2,740,753
$ 2,939,602












         See Notes to Consolidated Financial Statements.

               CHIQUITA BRANDS INTERNATIONAL, INC.

             CONSOLIDATED BALANCE SHEET (continued)
              (In thousands, except share amounts)
                           (Unaudited)

              LIABILITIES AND SHAREHOLDERS' EQUITY


                                        March 31,    December
31,                           March 31,
                                        1994         1993
1993
Current liabilities
  Notes and loans payable     $117,354    $112,796     $135,449
  Long-term debt due within one year        84,940      79,411
72,389
  Accounts payable            222,132      202,923     239,613
  Accrued liabilities          96,527      108,536     139,119

                              Total current liabilities
520,953                       503,666      586,570

Long-term debt of parent company          840,006      881,124
882,020
Long-term debt of subsidiaries            566,129      557,254
572,285
Accrued pension and other employee
  benefits                     74,167       74,588      75,134
Other liabilities             124,519      122,123     130,823
                              Total liabilities        2,125,774
2,138,755                   2,246,832
Shareholders' equity
  Preferred stock, Series A
                              (2,875,000 shares outstanding)
138,369                            --           --
  Preference stock, Series C
    (648,310 shares outstanding)          52,270       52,270
52,270
  Capital stock, $.33 par value
                              (48,641,321, 48,510,353
                              and 48,137,480 shares
                              outstanding, respectively)
16,214                         16,170       16,046
  Capital surplus             495,985      494,240     490,306
  Retained earnings            48,514       39,318     134,148
                              Total shareholders' equity
751,352                       601,998      692,770
                                    $     2,877,126    $2,740,753$2,939,602



         See Notes to Consolidated Financial Statements.


               CHIQUITA BRANDS INTERNATIONAL, INC.

               CONSOLIDATED STATEMENT OF CASH FLOW
                         (In thousands)
                           (Unaudited)

                                    Quarter Ended March 31,
                                          1994        1993
Cash provided (used) by:
Operations
 Income before extraordinary item         $35,534       $27,530
 Depreciation and amortization             28,185       25,165
 Changes in current assets and liabilities
  Receivables                             (56,048)     (90,598)
  Inventories                               7,853       17,048
  Accounts payable and accrued liabilities              6,613
19,633
  Other current assets and liabilities        (96)        (761)
 Other                                     (3,028)      (1,083)
    Cash flow from operations              19,013       (3,066)
Investing
 Capital expenditures                     (46,758)    (102,523)
 Restricted cash deposits                      --      (39,520)
 Proceeds from sale of ships and equipment              --
22,000
 Other                                     (3,949)      (1,439)
    Cash flow from investing              (50,707)    (121,482)
Financing
 Debt transactions
  Issuances of long-term debt             206,822       71,411
  Repayments of long-term debt           (261,184)     (46,904)
  Increase (decrease) in notes and loans payable         5,788
(1,316)
 Stock transactions
  Issuance of preferred stock             138,369           --
  Dividends                                (2,432)      (9,253)
  Net issuances (repurchases) of capital stock          723
(394)
    Cash flow from financing               88,086       13,544
Discontinued operations                     4,000           --
Increase (decrease) in cash and equivalents             60,392
(111,004)
Balance at beginning of period            151,226      387,969
Balance at end of period                  $211,618      $276,965

         See Notes to Consolidated Financial Statements.



               CHIQUITA BRANDS INTERNATIONAL, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           (Unaudited)


  Interim results are subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full fiscal year. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the results of the interim periods shown have been made. See Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993 for additional information relating to the Company's financial statements.

  Inventories consisted of the following (in thousands):

                          March 31,   December 31,     March 31,
                            1994        1993             1993

Bananas and other fresh produce  $        48,791$        42,918$
45,721
Other food products         38,067         56,043         65,995
Growing crops              119,685        117,839        116,978
Materials and supplies      78,030         75,206         88,339
Other                                     14,499         15,067
16,497
                           $299,072       $307,073       $333,530


  In February 1994, the Company completed the sale of $175 million principal amount of 9-1/8% Senior Notes due 2004 and 2,875,000 shares of $2.875 Non-Voting Cumulative Preferred Stock, Series A. The net proceeds from the offerings totaled approximately $310 million. In March, most of these proceeds were used to prepay all of the outstanding principal amount of the Company's 11-7/8% Subordinated Debentures ($125 million), 10-1/4% Subordinated Debentures ($42 million), 9-1/8% Subordinated Debentures ($18 million) and a portion ($45 million principal amount) of its 10-1/2% Subordinated Debentures. These prepayments resulted in an extraordinary loss of $22.8 million, consisting primarily of write-offs of unamortized discounts and $5 million of call premiums.

  In accordance with its long-standing policy to periodically hedge transactions denominated in foreign currencies, at March 31, 1994, the Company had approximately $250 million of foreign exchange forward contracts to ensure conversion rates on a like amount of foreign sales commitments. The fair value of these contracts, based on quoted market prices, was not significant.


               CHIQUITA BRANDS INTERNATIONAL, INC.

                    MANAGEMENT'S ANALYSIS OF
               OPERATIONS AND FINANCIAL CONDITION

OPERATIONS

  Net sales decreased to $669 million for the quarter ended March 31, 1994 from $731 million for the same quarter last year primarily as a result of reductions in banana volume caused by the European Union's ("EU") imposition of quota restrictions in July 1993. The increase in operating income for the quarter was generated by the Company's banana operations. Worldwide banana prices were on average higher, which more than offset the impact of lower volume on operating income.
  Total operating expenses for the quarter reflect reductions associated with lower banana volumes. However, depreciation costs are higher as a result of ship deliveries during 1993 and early 1994 which replaced rented capacity. Although interest expense increased slightly during the quarter, financing costs will be reduced in future periods as a result of the Company's recent refinancing activities (see "Notes to Consolidated Financial Statements").
  The effective tax rate is affected by the level and mix of income between various domestic and foreign jurisdictions in which the Company operates.

FINANCIAL CONDITION

  Cash provided by operations improved by $22 million during the first quarter as compared to the same period of 1993 as a result of improved earnings and lower working capital levels. Overall, cash increased by $60 million during the quarter due primarily to an excess of proceeds from new financings over amounts used to retire existing higher cost debt and capital expenditures of $47 million. First quarter 1994 capital expenditures include $38 million for delivery of a new ship and related equipment ordered in prior years, of which $31 million was financed. The Company has a remaining commitment of approximately $30 million at March 31, 1994 to purchase one remaining ship under its multi-year investment spending program. Chiquita has secured financing for approximately three-fourths of this commitment.

DISCONTINUED OPERATIONS

  In February 1994, the Company's Meat Division sold its specialty meat operations for approximately $50 million in cash. The sale proceeds were used primarily to reduce short-term borrowings under the Meat Division's credit facility. In March 1994, the Meat Division made a scheduled payment of $4 million on its secured debt held by Chiquita. During the first quarter of 1994, the Meat Division continued to produce improved operating profits (which are not included in Chiquita's consolidated results of operations) on approximately $390 million in net sales. The Company is continuing its marketing efforts and expects to complete the divestiture of the remaining Meat Division operations by the end of 1994.

OTHER

  On July 1, 1993, the EU implemented a new quota effectively restricting the volume of Latin American bananas imported into the EU to approximately 80% of prior levels. The quota is administered through a licensing system and grants preferred status to producers and importers within the EU and its former colonies, while imposing new quotas and tariffs on bananas imported from other sources, including Latin America, the Company's primary source of fruit. Prior to its implementation, the principles underlying the new regulation were ruled illegal under the General Agreement on Tariffs and Trade ("GATT") by a GATT dispute settlement panel. In early 1994, a second GATT dispute settlement panel ruled against the current EU regulation in favor of certain Latin American countries.

  The GATT rulings in favor of the Latin American countries could result in an increase in the total volume of Latin American bananas, including banana volume of the Company, which could be imported under the quota. However, there can be no assurance that the EU will comply, or the manner in which it would comply, with such rulings. In late March, an administrative arm of the EU announced that it had agreed with some, but not all, of the Latin American banana producing countries to slightly increase the import quota, lower import tariffs and establish an export quota and licensing system for those countries, granting them disproportionately higher levels of banana exports to Europe. In return, these countries agreed to drop their GATT challenges to the existing quota regime. The agreement is opposed by numerous EU member states as well as the Latin American countries not covered by the agreement. Legal challenges may also be forthcoming. Therefore, it is not certain whether this agreement will be implemented or, if it is, the form, timing and impact of any implementation.

Part II - Other Information

  Item 1 - Legal Proceedings

      Reference is made to Part I, Item 3 - "Legal Proceedings" in the Company's 1993 Form 10-K and the discussion of the suits filed in Texas against manufacturers and banana industry users of DBCP. In April 1994, all five cases pending in state court were removed to federal court. The suits are now pending as follows: Franklin Rodriguez Delgado, et al., v. Shell Oil Company, et al., Del Monte Fresh Produce, N.A. v. Dead Sea Bromine Co. Ltd., et al., Civil Action No. H-94-1337 (U.S. District Court, Southern District of Texas, Houston Division); Jorge Colindres Carcamo, et al. (formerly Armando Ramos Bermudez, et al.), Individually and on Behalf of all others similarly situated v. Shell Oil Company, et al., The Dow Chemical Company v. Dead Sea Bromine Co. Ltd., et al., Civil Action No. H-94-1359 (U.S. District Court, Southern District of Texas, Houston Division); Narcisco Borja, et al. v. Shell Oil Company, et al., The Dow Chemical Company, et al. v. Dead Sea Bromine Co. Ltd., et al., Civil Action 94-CV-689D (U.S. District Court, Northern District of Texas, Dallas Division); Juan Ramon Valdez, et al. v. Shell Oil Company, et al., The Dow Chemical Company v. Dead Sea Bromine Co. Ltd., et al., Civil Action 2-94-CV-69 (U.S. District Court, Eastern District of Texas, Marshall Division); and Ramon Rodriguez Rodriguez, et al. v. Shell Oil Company, et al., Shell Oil Company, et al. v. Dead Sea Bromine Co. Ltd., et al., Civil Action No. L-94-49 (U.S. District Court, Southern District of Texas, Laredo Division).

  Item 2 - Changes in Securities

  (b)On February 15, 1994, the Company issued 2,875,000 shares of $2.875 Non-Voting
  Cumulative Preferred Stock, Series A (the "Series A Shares"). The Series A Shares are non-voting; have a liquidation preference of $50.00 per share; pay preferred annual dividends of $2.875 per share; and are convertible into shares of the Company's Capital Stock, par value $.33 per share (the "Common Stock"), at specified conversion rates at the option of the holder and, after February 15, 1997, at the option of the Company. The Series A Shares are not redeemable and there is no redemption or sinking fund obligation with respect to the Series A Shares.

      The preferred dividend and liquidation preference provide holders of Series A Shares a priority over holders of Common Stock. In addition, if the Company fails to pay six or more quarterly dividends on the Series A Shares, holders of Series A Shares have the right to elect two directors separate from the regularly elected directors. The Series A Shares rank pari passu as to dividends and upon liquidation with the Company's shares of Mandatorily Exchangeable Cumulative Preference Stock, Series C (the "Series C Shares"), which are represented by the Company's $1.32 Depositary Shares. The Series C Shares have comparable voting rights to the Series A Shares in the event of a dividend arrearage.

      On February 15, 1994, the Company also issued $175,000,000 of its 9-1/8% Senior Notes due 2004 (the "Senior Notes"). The Senior Notes are general unsecured obligations of the Company and rank pari passu with the Company's existing and future senior unsecured indebtedness and senior to the Company's existing and future subordinated indebtedness. The Company currently has outstanding approximately $66 million principal amount of 10-1/2% Subordinated Debentures due August 1, 2004, which are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, and an aggregate of $358 million of other obligations, all of which are subordinate to the Senior Notes.

  Item 6 - Exhibits and Reports on Form 8-K                Page
                                                          Numbers
  (a)
  Exhibit 11 - Computation of Earnings Per Common Share   12 - 13

  (b) The following reports on Form 8-K were filed for the quarter ended March 31, 1994:

  January 21, 1994 - to report statements, included in a shelf
  Registration Statement on Form S-3 No. 33-51995, concerning EU banana regulation, results of operations and discontinued Meat
  Division operations.

  January 28, 1994 - to report statements, included in Pre-
  Effective Amendment No. 1 to Registration Statement on Form S-3
  No. 33-51995, concerning expected 1993 fourth quarter and year end results of operations.

  February 8, 1994 - to report that the Company had entered into Terms Agreements relating to its Senior Notes and Series A
  Shares, and including as exhibits documents setting forth the terms of such securities and offerings.

  February 28, 1994 - to report the Company's announcement of 1993 results of operations and the sale by the Company's John Morrell & Co. subsidiary of its Specialty Meat Group.





                            SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CHIQUITA BRANDS INTERNATIONAL, INC.


                                By:  /s/ William A.
Tsacalis
                                   William A. Tsacalis
                                   Vice President and Controller
                                   (Chief Accounting Officer)


May 16, 1994