Form 10-K/A
period 1993-12-31
CHIQUITA BRANDS INTERNATIONAL INC
filed 1994-06-29
CIK 101063

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549



                           FORM 10-K / A



                          Amendment No. 1

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

                                PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K


    (a)  3.  Exhibits

    See Index of Exhibits (page 4) for a listing of all exhibits filed with this Annual Report on Form 10-K, as amended.
SIGNATURE

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized on June 28, 1994.

                              CHIQUITA BRANDS INTERNATIONAL, INC.


                              By /s/ William A. Tsacalis
                                 William A. Tsacalis
                                 Vice President and Controller

                  CHIQUITA BRANDS INTERNATIONAL, INC.
                           Index of Exhibits

Exhibit
 Number                        Description

 *3-a      The Company's Certificate of Incorporation

**3-b The Company's By-Laws, filed as Exhibit 3-b to Annual Report on Form 10-K for the year ended December 31, 1992

    4 Registrant has no outstanding debt issues exceeding 10% of the assets of Registrant and consolidated subsidiaries. The Registrant will furnish to the Securities and Exchange Commission, upon request, copies of all agreements and instruments defining the rights of security holders for debt issues not exceeding 10% of the assets of Registrant and consolidated subsidiaries.

*10-a Lease of Lands and Operating Contract between United Brands Company, Chiriqui Land Company, Compania Procesadora de Frutas and the Republic of Panama, dated January 8, 1976, effective January 1, 1976

*10-b Agreement dated April 22, 1976 effective January 1, 1976 between Tela Railroad Company and the Government of Honduras

           Executive Compensation Plans
**10-c 1986 Stock Option and Incentive Plan, filed as Exhibit A to the definitive Proxy Statement in connection with the Company's 1992 Annual Meeting of Shareholders

**10-d Individual Stock Option Plan and Agreement, filed as Exhibit 4 to Registration Statement on Form S-8 No. 33-25950 dated December 7, 1988

**10-e     Deferred Compensation Plan, filed as Exhibit 10-e to Annual
           Report on Form
           10-K for the year ended December 31, 1992

  *11      Computation of Earnings Per Common Share

  *12      Computation of Ratio of Earnings to Fixed Charges and
           Earnings to Combined Fixed Charges and Preferred Stock
           Dividends

  *13 Chiquita Brands International, Inc. 1993 Annual Report to Shareholders (pages 6 through 23 and inside back cover)

  *21      Subsidiaries of Registrant

  *23      Consent of Independent Auditors

  *24      Powers of Attorney

99(a) Annual Report on Form 11-K for the Chiquita Savings and Investment Plan for 1993

99(b)      Annual Report on Form 11-K for the John Morrell & Co.
           Salaried Employees Incentive Savings Plan for 1993


 *   Previously filed with Securities and Exchange Commission.
 **  Incorporated by reference.