Form 10-Q
period 1994-06-30
CHIQUITA BRANDS INTERNATIONAL INC
filed 1994-08-15
CIK 101063

FORM 10-Q



                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


       Quarterly Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934


For the Quarterly Period Ended
Commission File
June 30, 1994                                                    Number
1-1550



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

     As of August 1, 1994, there were 48,781,075 shares of Common Stock outstanding.



                         Page 1 of 14 Pages








                   CHIQUITA BRANDS INTERNATIONAL, INC.

                            TABLE OF CONTENTS


                                                               Page
PART I - Financial Information

    Consolidated Statement of Income for the quarters and
       six months ended June 30, 1994 and 1993 . . . . . . . .     3

    Consolidated Balance Sheet as of
       June 30, 1994, December 31, 1993 and
       June 30, 1993 . . . . . . . . . . . . . . . . . . . . .   4-5

    Consolidated Statement of Cash Flow for the six months
       ended June 30, 1994 and 1993. . . . . . . . . . . . . .     6

    Notes to Consolidated Financial Statements . . . . . . . .     7

    Management's Analysis of Operations and
       Financial Condition . . . . . . . . . . . . . . . . . .   8-9


PART II - Other Information

    Item 1 - Legal Proceedings . . . . . . . . . . . . . . . .    10

    Item 4 - Submission of Matters to a Vote
           of Security Holders . . . . . . . . . . . . . . . .    10

    Item 5 - Other Information . . . . . . . . . . . . . . . .    11

    Item 6 - Exhibits and Reports on Form 8-K. . . . . . . . .    11

Signature. . . . . . . . . . . . . . . . . . . . . . . . . . .    12

Part I - Financial Information

                   CHIQUITA BRANDS INTERNATIONAL, INC.

                    CONSOLIDATED STATEMENT OF INCOME
                (In thousands, except per share amounts)

                               (Unaudited)


                               Quarter Ended     Six Months Ended
                                June 30,           June 30,
                                1994      1993      1994      1993

Net sales                       $652,910 $682,352  $1,322,078 $1,413,461
Operating expenses
 Cost of sales                  469,519  535,555    954,614 1,082,616
 Selling, general and administrative      86,409     78,457   162,888
168,769
 Depreciation                    26,849   26,355     53,260    49,749
                                582,777  640,367  1,170,762 1,301,134
 Operating income                70,133   41,985    151,316   112,327
Interest income                   5,566    5,891     10,727    12,291
Interest expense                (40,940) (42,017)   (84,398)  (84,396)
Other income, net                 1,686    3,914      2,334     4,381
 Income from continuing
   operations before income taxes        36,445       9,773    79,979
44,603
Income taxes                     (5,500)  (2,100)   (13,500)   (9,400)
Income from continuing operations        30,945       7,673    66,479
35,203
 Discontinued operations             --       --         --        --
Income before extraordinary item         30,945       7,673    66,479
35,203
 Extraordinary loss from prepayment
   of debt                           --       --    (22,840)       --
Net income                      $30,945  $ 7,673   $ 43,639   $35,203
Weighted average number of common
 shares outstanding (see Exhibit 11)     53,011      51,551    53,094
51,729
Earnings (loss) per common share:
 Primary   - Continuing operations    $  .54   $   .15    $   1.19  $
.68
           - Extraordinary loss          --        --         (.43)    --
           - Net income         $   .54  $   .15   $    .76   $   .68
 Fully diluted                  - Continuing operations   $   .51   $
.15        $                    1.13  $  .68
           - Extraordinary loss          --        --         (.39)    --
           - Net income         $   .51  $   .15   $    .74   $   .68
Cash dividends declared
 per common share               $   .05  $   .17   $    .10   $   .34


             See Notes to Consolidated Financial Statements.
                   CHIQUITA BRANDS INTERNATIONAL, INC.

                       CONSOLIDATED BALANCE SHEET
                             (In thousands)

                               (Unaudited)



                                 ASSETS



                                         June 30,  December 31,June 30,
                                          1994           1993   1993

Current assets
  Cash and equivalents             $269,159     $151,226     $244,855
  Trade receivables, less allowances
                                   of $11,076, $11,051 and
                                   $9,921, respectively      228,913
187,936                             233,742
  Other receivables, net             93,703       85,170       73,534
  Inventories                       287,670      307,073      319,318
  Other current assets               29,135       39,054       37,174
                                   Total current assets      908,580
770,459                             908,623
Restricted cash                      52,520       51,020       44,520
Net assets of discontinued operations           38,410       42,410
42,410
Property, plant and equipment, net              1,439,717   1,427,191
1,451,603
Investments and other assets        297,722      282,914      238,367
Intangibles, net                    164,516      166,759      184,700
                                          $     2,901,465    $2,740,753$
2,870,223















             See Notes to Consolidated Financial Statements.
                   CHIQUITA BRANDS INTERNATIONAL, INC.


                 CONSOLIDATED BALANCE SHEET (continued)
                  (In thousands, except share amounts)

                               (Unaudited)



                  LIABILITIES AND SHAREHOLDERS' EQUITY



                                      June 30,  December 31,June 30,
                                       1994          1993    1993

Current liabilities
  Notes and loans payable         $122,910      $112,796     $107,571
  Long-term debt due within one year            83,863       79,411
84,657
  Accounts payable                 214,047       202,923      223,654
  Accrued liabilities              106,083       108,536      139,042
                                  Total current liabilities   526,903
503,666                            554,924
Long-term debt of parent company   840,125       881,124      880,359
Long-term debt of subsidiaries     550,031       557,254      556,038
Accrued pension and other employee benefits       76,122       74,588
73,759
Other liabilities                  128,754       122,123      113,958
                                  Total liabilities          2,121,935
2,138,755                        2,179,038

Shareholders' equity
  Preferred stock, Series A (2,875,000
    shares outstanding)            138,369            --           --
  Preference stock, Series C
                                  (648,310 shares outstanding)
52,270                              52,270        52,270
  Capital stock, $.33 par value (48,779,465,
                                  48,510,353 and 48,137,780 shares
                                  outstanding, respectively)   16,260
16,170                              16,046
  Capital surplus                  499,225       494,240      490,309
  Retained earnings                 73,406        39,318      132,560
                                  Total shareholders' equity  779,530
601,998                            691,185
                                         $      2,901,465    $2,740,753$
2,870,223





             See Notes to Consolidated Financial Statements.
                   CHIQUITA BRANDS INTERNATIONAL, INC.

                   CONSOLIDATED STATEMENT OF CASH FLOW
                             (In thousands)

                               (Unaudited)


                                              Six Months Ended
                                                 June 30,
                                                1994          1993

Cash provided (used) by:
Operations
 Income from continuing operations              $66,479       $35,203
 Depreciation and amortization                   56,503        53,330
 Changes in current assets and liabilities
   Receivables                                  (44,483)      (43,812)
   Inventories                                   18,073        31,650
   Accounts payable and accrued liabilities       8,472         4,590
   Other current assets and liabilities           9,805        (2,700)
 Other                                           (3,443)       (7,045)
     Cash flow from operations                  111,406        71,216
Investing
 Capital expenditures                           (66,977)     (153,834)
 Restricted cash deposits                        (1,500)      (44,520)
 Acquisitions and long-term investments            (353)      (16,306)
 Decrease in marketable securities                   --        25,212
 Proceeds from sale of ships and equipment           --        22,000
 Other                                           (2,602)         (917)
     Cash flow from investing                   (71,432)     (168,365)
Financing
 Debt transactions
   Issuances of long-term debt                  212,662        99,531
   Repayments of long-term debt                (284,564)      (78,802)
   Increase (decrease) in notes and loans payable             11,968
(31,054)
 Stock transactions
   Issuance of preferred stock                  138,369            --
   Dividends                                     (7,419)      (18,511)
   Net issuances (repurchases) of capital stock   2,943          (394)
     Cash flow from financing                    73,959       (29,230)
Discontinued operations                           4,000       (16,735)
Increase (decrease) in cash and equivalents     117,933      (143,114)
Balance at beginning of period                  151,226       387,969
Balance at end of period                        $269,159      $244,855

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

   Inventories consisted of the following (in thousands):

                            June 30,      December 31,    June 30,
                              1994          1993            1993

Bananas and other fresh produce     $        43,374          $42,918$
44,447
Other food products            40,296         56,043         58,613
Growing crops                 120,002        117,839        112,539
Materials and supplies         71,077         75,206         87,737
Other                                        12,921          15,067
15,982
                              $287,670       $307,073        $319,318

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

  In accordance with its long-standing policy to periodically hedge transactions denominated in foreign currencies, at June 30, 1994, the Company had approximately $180 million of foreign exchange forward contracts with an average exchange rate of 1.71 Deutsche mark for each U.S. dollar to ensure conversion rates on a like amount of foreign sales commitments for the second half of 1994. The fair value of these contracts, based on quoted market prices, was approximately $12 million at June 30, 1994.

                  CHIQUITA BRANDS INTERNATIONAL, INC.

                       MANAGEMENT'S ANALYSIS OF
                  OPERATIONS AND FINANCIAL CONDITION


OPERATIONS

   Net sales for the six months ended June 30, 1994 declined $91 million (6%) from the prior year level primarily as a result of reductions in volume. The effect on revenue of lower volume was partially offset by the effect on revenue (4%) of a higher average worldwide banana price. The increases in operating earnings for the quarter and first half were generated by the Company's banana division. The benefit on operating income of a higher average worldwide price for bananas was in part offset by the impact of lower banana volumes that followed the European Union's imposition of quota restrictions in July 1993.
   Total operating expenses for the quarter and first half reflect reductions associated with lower banana volumes. However, selling, general and administrative expenses for the quarter are higher due primarily to the timing of first half advertising expenses, while depreciation costs for the quarter and six months are higher as a result of ship deliveries during 1993 and 1994 which replaced rented capacity. Interest expense for the quarter decreased as a result of the Company's recent refinancings (see "Notes to Consolidated Financial Statements"). These refinancings will also result in reduced interest expense in future periods.
   The effective tax rate is affected by the level and mix of income between various domestic and foreign jurisdictions in which the Company operates.

FINANCIAL CONDITION

   The increase in cash of $118 million during the first half of 1994 resulted primarily from improved operating cash flow. Proceeds from new financings were used primarily to retire higher cost debt. First half 1994 capital expenditures include $38 million for delivery of a new ship and related equipment ordered in prior years, of which $31 million was financed. In July 1994, Chiquita took delivery of the final ship under its multi-year investment spending program at a cost of $30 million, of which $25 million was financed.

DISCONTINUED OPERATIONS

   In February 1994, the Company's Meat Division sold its specialty meat operations for approximately $50 million in cash. The sale proceeds were used primarily to reduce short-term borrowings under the Meat Division's credit facility. In March 1994, the Meat Division made a scheduled payment of $4 million on its secured debt held by Chiquita.
In April 1994, $12.5 million of the remaining $12.7 million of this secured debt was retired in exchange for a new preferred equity interest in the Meat Division. During the first half of 1994, the Meat Division continued to produce improved operating profits (which are not included in Chiquita's consolidated results of operations) on approximately $740 million in net sales. The Company is continuing to pursue, and expects to complete, the divestiture of the remaining Meat Division operations by the end of 1994.



OTHER

   As previously disclosed, on July 1, 1993, the European Union ("EU") implemented a new quota effectively restricting the volume of Latin American bananas imported into the EU, which had the effect of decreasing the Company's market share in Europe. The new EU regulation and its underlying principles were ruled illegal under the General Agreement on Tariffs and Trade ("GATT") by GATT dispute settlement panels in May 1993 and January 1994. However, in late March, the EU announced it had reached a settlement agreement ("Framework Agreement") with four of the five Latin American banana producing countries that had filed the GATT actions (Costa Rica, Colombia, Nicaragua and Venezuela). In exchange for the withdrawal by these countries of their GATT challenges, the Framework Agreement will (a) give these countries each a guaranteed percentage of the EU quota and the right to establish an export licensing system, (b) slightly increase the EU import quota and
(c) slightly lower import tariffs. The Framework Agreement is opposed by numerous EU member states and Latin American countries, and implementing regulations have not yet been enacted. However, the EU's administrative commission is seeking to implement it later this year as part of a larger package of GATT implementation regulations. If the Framework Agreement and related regulations are implemented, it could increase the Company's costs to export Latin American bananas to the EU. These increases could take the form of (a) export taxes and other export license procurement fees in the Latin American countries which are parties to the Framework Agreement, and (b) increased costs that could result from inefficient realignment of production and transportation logistics to meet the export quota and license restrictions.

   Other challenges to the quota and Framework Agreement continue. In June 1994, the Advocate-General of the European Court of Justice ("ECJ") issued an opinion in a lawsuit filed by Germany, the Netherlands and Belgium that strongly criticized the EU quota and import licensing system and its impact on suppliers of Latin American bananas. Nevertheless, the Advocate-General declined to recommend overturning that system in light of the broad authority granted by the EU to the administrative commission which developed the system. A final ECJ opinion has not yet been issued. In July, Germany commenced a second ECJ action challenging the Framework Agreement.

   The Company continues to address each new development in the EU regulatory environment by adapting its operations to optimize results while retaining flexibility in the evolving restrictive regulatory environment.

Part II - Other Information

   Item 1 - Legal Proceedings

      Reference is made to Part I, Item 1 - "Business-Discontinued Operations-Regulation" in the Company's 1993 Form 10-K and the internal investigation and U.S. Environmental Protection Agency and Department of Justice investigations concerning a wastewater treatment facility at one of the Meat Division's plants. John Morrell & Co. is now operating the wastewater facility under a new five year permit.

      Reference is made to Part I, Item 3 - "Legal Proceedings" in the Company's 1993 Form 10-K and to Part II, Item 1 - "Legal Proceedings" in the Company's Form 10-Q for the quarter ended March 31, 1994 concerning cases pending in Texas against manufacturers and banana industry users of DBCP. In July 1994, the first two suits referred to in the Form 10-Q (Delgado and Carcamo) were consolidated under the style and cause number as Franklin Rodriguez Delgado, et al. v. Shell Oil Company, et al., Del Monte Fresh Produce, N.A. v. Dead Sea Bromine Co. Ltd., et al, Civil Action No. H-94-1337 (U.S. District Court, Southern District of Texas, Houston Division).


   Item 4 - Submission of Matters to a Vote of Security Holders

      The matters indicated below were voted upon at the Company's Annual Meeting of Shareholders held on May 11, 1994. Proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. Proxies representing 8,197,293 shares were not voted.

   (a)Election of Nine Directors
                                              Votes
              Name                      For        Withheld

      Carl H. Lindner              43,250,437     435,137
      Hugh F. Culverhouse, Sr.     42,227,901   1,457,673
      Keith E. Lindner             43,243,832     441,742
      S. Craig Lindner             43,242,929     442,645
      Fred J. Runk                 43,256,929     428,645
      Jean Head Sisco              43,253,967     431,607
      William W. Verity            43,236,919     448,655
      Oliver W. Waddell            43,253,918     431,656
      Ronald F. Walker             42,235,209   1,450,365


   (b) Adoption of Second Restated Certificate of Incorporation which, among other things, increased the Company's number of authorized shares of capital stock from 100,000,000 shares to150,000,000 shares. The votes were: For - 37,121,024;
Against - 1,310,974; Abstain - 154,750; Broker Non-votes - 5,098,826.

   (c) Amendments to the Company's 1986 Stock Option and Incentive Plan. The votes were: For -31,705,860; Against -
           6,680,478; Abstain - 186,270; Broker Non-votes - 5,112,966.


   Item 5 - Other Information

      Reference is made to Part I, Item I - "Sourcing" in the Company's 1993 Form 10-K and the discussion of the individual supplier in the Philippines which provided approximately 10% of the bananas sold by Chiquita in 1993 and substantially all the bananas marketed by the Company in the Far and Middle East. In July 1994, this supplier ceased the supply of bananas to the Company. The Company has secured alternate Latin American sources of bananas to continue to supply its core customers in Japan and the Middle East and has otherwise reduced the volume of bananas being sold in these markets while it evaluates and pursues additional alternatives. The Company does not expect this development to have a material impact on the Company.


   Item 6 - Exhibits and Reports on Form 8-K
                                                               Page
                                                              Numbers
   (a)         Exhibit 3(a) -  The Company's Second Restated
               Certificate of Incorporation. . . . . . . . . .     **

      Exhibit 10(c) - 1986 Stock Option and Incentive Plan, as
amended        . . . . . . . . . . . . . . . . . . . . . . . **

      Exhibit 11 - Computation of Earnings Per Common Share. .  13-14

      Exhibit 99(c) - First Supplemental Indenture between the Company
and
      The Fifth Third Bank, as Trustee, dated as of June 15, 1994 which amends
      the definition of "Permitted Indebtedness" relating to the
Company's
      9-1/8% Senior Notes due 2004 . . . . . . . . . . . . . .     **


      ** Copy omitted from this Quarterly Report on Form 10-Q. Copy included in report filed electronically with the Securities and Exchange
Commission.


   (b) There were no reports on Form 8-K filed by the Company during the quarter ended
      June 30, 1994.




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




August 15, 1994