Form 10-Q
period 1994-09-30
CHIQUITA BRANDS INTERNATIONAL INC
filed 1994-11-14
CIK 101063

FORM 10-Q



                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


       Quarterly Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934


For the Quarterly Period Ended
Commission File
September 30, 1994                                               Number
1-1550



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

     As of November 1, 1994, there were 49,093,044 shares of Common Stock outstanding.

                   CHIQUITA BRANDS INTERNATIONAL, INC.

                            TABLE OF CONTENTS


                                                               Page
PART I - Financial Information

    Consolidated Statement of Income for the quarters and
       nine months ended September 30, 1994 and 1993 . . . . .     3

    Consolidated Balance Sheet as of
       September 30, 1994, December 31, 1993 and
       September 30, 1993. . . . . . . . . . . . . . . . . . .   4-5

    Consolidated Statement of Cash Flow for the nine months
       ended September 30, 1994 and 1993 . . . . . . . . . . .     6

    Notes to Consolidated Financial Statements . . . . . . . .     7

    Management's Analysis of Operations and
       Financial Condition . . . . . . . . . . . . . . . . . .  8-10


PART II - Other Information

    Item 1 - Legal Proceedings . . . . . . . . . . . . . . . .    10

    Item 6 - Exhibits and Reports on Form 8-K. . . . . . . . . 10-11

Signature. . . . . . . . . . . . . . . . . . . . . . . . . . .    12
PAGE

Part I - Financial Information

                   CHIQUITA BRANDS INTERNATIONAL, INC.

                    CONSOLIDATED STATEMENT OF INCOME
                (In thousands, except per share amounts)
                               (Unaudited)

                                Quarter Ended    Nine Months Ended
                                September 30,     September 30,
                                 1994       1993      1994    1993
Net sales                       $557,414  $552,329  $1,879,492$1,965,790
Operating expenses
  Cost of sales                  495,250   438,102 1,449,864 1,520,718
  Selling, general and administrative     80,425    77,353    243,313
246,122
  Depreciation                    26,630    25,735    79,890    75,484
                                 602,305   541,190 1,773,067 1,842,324
  Operating income (loss)        (44,891)   11,139   106,425   123,466
Interest income                    4,731     5,221    15,458    17,512
Interest expense                 (41,160)  (42,216)           (125,558)
(126,612)
Other income, net                    668     1,588     3,002     5,969
  Income (loss) from continuing
    operations before income taxes        (80,652 )           (24,268)
(673)                             20,335
Income taxes                          --    (1,600)           (13,500)
(11,000)
Income (loss) from continuing
  operations                     (80,652)  (25,868)           (14,173)
9,335
  Discontinued operations             --        --        --        --
Income loss before extraordinary item     (80,652 )           (25,868)
(14,173)                           9,335
  Extraordinary loss from prepayment
    of debt                           --        --   (22,840)         --
Net income (loss)               $(80,652) $(25,868)        $  (37,013)$
9,335
Weighted average number of common
  shares outstanding (see Exhibit 11)     52,054    51,404    51,939
51,621
Primary and fully diluted earnings (loss)
  per common share:
   -                            Continuing operations      $  (1.59) $
(.50 )                          $   (.37) $    .18
   -                            Extraordinary loss        --         --
   (.44)                              --
   -                            Net income (loss)   $  (1.59)        $
(.50 )                          $   (.81) $    .18
Cash dividends declared per
common share                    $    .05  $    .05  $    .15  $    .39

PAGE

                   CHIQUITA BRANDS INTERNATIONAL, INC.

                       CONSOLIDATED BALANCE SHEET
                             (In thousands)

                               (Unaudited)

                                 ASSETS


                                               September 30,December 31,
September 30,
                                               1994        1993
1993
Current assets
  Cash and equivalents             $151,292     $151,226     $194,820
  Trade receivables, less allowances
    of $12,135, $11,051 and $9,492,
     respectively                   223,723      187,936      200,958
  Other receivables, net             95,450       85,170       73,698
  Inventories                       318,765      307,073      320,601
  Other current assets               33,367       39,054       34,655
                                   Total current assets       822,597
770,459                             824,732
Restricted cash                      69,592       51,020       48,020
Net assets of discontinued operations           38,410       42,41042,410
Property, plant and equipment, net              1,433,196   1,427,191
1,442,978
Investments and other assets        294,160      282,914      279,576
Intangibles, net                    157,969      166,759      184,182
                                          $     2,815,924    $2,740,753$
2,821,898

PAGE

                   CHIQUITA BRANDS INTERNATIONAL, INC.

                  (In thousands, except share amounts)

                               (Unaudited)


                  LIABILITIES AND SHAREHOLDERS' EQUITY


                                               September 30,
December 31,                   September 30,
                                               1994          1993
1993
Current liabilities
  Notes and loans payable         $115,042      $112,796     $114,298
  Long-term debt due within one year            89,182       79,411
75,668
  Accounts payable                 216,785       202,923      198,404
  Accrued liabilities              111,697       108,536      134,396
                                  Total current liabilities   532,706
503,666                            522,766
Long-term debt of parent company   840,251       881,124      880,737
Long-term debt of subsidiaries     553,963       557,254      558,400
Accrued pension and other employee benefits       75,037       74,588
72,209
Other liabilities                  119,299       122,123      124,786
                                  Total liabilities          2,121,256
2,138,755                        2,158,898
Shareholders' equity
  Preferred stock, Series A (2,875,000
    shares outstanding)            138,369            --           --
  Preference stock, Series C
    (648,310 shares outstanding)                52,270       52,270
52,270
  Capital stock, $.33 par value (48,893,012,
    48,510,353 and 48,242,090 shares
    outstanding, respectively)      16,298        16,170       16,081
  Capital surplus                  500,553       494,240      491,433
  Retained earnings (deficit)      (12,822)       39,318      103,216
                                  Total shareholders' equity
694,668                            601,998       663,000
                                         $      2,815,924    $2,740,753$
2,821,898

PAGE

                   CHIQUITA BRANDS INTERNATIONAL, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOW
                             (In thousands)
                               (Unaudited)

                                            Nine Months Ended
                                              September 30,
                                              1994            1993
Cash provided (used) by:
Operations
 Income (loss) from continuing operations     $(14,173)      $ 9,335
 Depreciation and amortization                 84,633         80,885
 Write-downs of farms and cultivations         24,600             --
 Changes in current assets and liabilities
   Receivables                                (36,914)        (1,593)
   Inventories                                (16,536)        28,586
   Accounts payable and accrued liabilities    16,823        (31,250)
   Other current assets and liabilities         5,674         (3,984)
 Other                                          2,272         (5,160)
     Cash flow from operations                 66,379         76,819
Investing
 Capital expenditures                        (115,790)      (174,185)
 Restricted cash deposits                     (18,572)       (48,020)
 Acquisitions and long-term investments          (386)       (45,206)
 Decrease in marketable securities                 --         25,212
 Proceeds from sale of ships and equipment         --         22,000
 Other                                         (6,944)        (1,102)
     Cash flow from investing                (141,692)      (221,301)
Financing
 Debt transactions
   Issuances of long-term debt                263,745        121,769
   Repayments of long-term debt              (326,208)      (108,481)
   Increase (decrease) in notes and loans payable            4,159(23,904)
 Stock transactions
   Issuance of preferred stock                138,369             --
   Dividends                                  (11,928)       (20,922)
   Net issuances (repurchases) of capital stock              3,242(394)
     Cash flow from financing                  71,379        (31,932)
Discontinued operations                         4,000        (16,735)
Increase (decrease) in cash and equivalents        66       (193,149)
Balance at beginning of period                151,226        387,969
Balance at end of period                      $151,292       $194,820

PAGE

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

   Inventories consisted of the following (in thousands):

                          September 30,   December 31,  September 30,
                             1994           1993           1993
Bananas and other fresh produce     $        44,498         $42,918$
38,266
Other food products            74,167          56,043        75,639
Growing crops                 115,208         117,839       114,563
Materials and supplies         71,630          75,206        77,203
Other                                        13,262          15,067
14,930
                              $318,765       $307,073       $320,601

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

   In accordance with its long-standing policy to periodically hedge transactions denominated in foreign currencies, at September 30, 1994, the Company had foreign exchange forward contracts to ensure conversion at an average exchange rate of 1.71 Deutsche mark for each U.S. dollar of approximately $90 million of foreign sales commitments for the fourth quarter of 1994. The fair value of these contracts, based on quoted market prices, was approximately $9 million at September 30, 1994. In addition, at September 30, 1994, the Company had foreign exchange forward contracts to ensure conversion at an average exchange rate of 1.54 Deutsche mark for each U.S. dollar of approximately $95 million of foreign sales in the first half of 1995. The fair value of these contracts, based on quoted market prices, was not significant.
PAGE

                  CHIQUITA BRANDS INTERNATIONAL, INC.

                       MANAGEMENT'S ANALYSIS OF
                  OPERATIONS AND FINANCIAL CONDITION

OPERATIONS
   Net sales for the quarter ended September 30, 1994 were comparable to sales for the same quarter of 1993. For the third quarter the Company incurred an operating loss of $45 million in 1994 as compared with operating income of $11 million a year ago. The 1994 quarter included charges and losses totaling $57 million primarily resulting from the following business developments:

o the shutdown of over 1,200 hectares of low productivity Honduran banana farms following an unusually severe strike and, at the Company's remaining Honduran farms, the chopback of cultivations weakened during the strike. The Company undertook these extraordinary measures to optimize the future economic yield and quality of its Honduran banana production. Chiquita expects to recommence banana exports from its Honduran farms around year-end.

o the substantial reduction of the Company's Japanese "green" banana trading operations. Poor local market conditions, and the desire to eliminate related losses, contributed to the Company's decision to significantly scale back this portion of its business. Chiquita will remain active in the Japanese banana market primarily through its existing banana ripening and distribution operations.

  Write-downs associated with the Honduran farms and cultivations were approximately $25 million. Shut-down costs (principally workforce severance and facility closures) and operating losses associated with the scaled-back Japanese "green" banana trading business aggregated approximately $13 million. An additional $18 million of the third quarter charges and losses are related to excess shipping capacity caused in part by the scale-back of Japanese "green" banana trading operations. This portion of the third quarter loss represented provisions for losses on sale of owned ships, subchartering or idling of other ships and unrecovered shipping costs incurred during the quarter.

   Net sales for the nine-month period declined $86 million (4%) from the prior year level. Approximately one-half of the effect of lower volumes on revenue was offset by the effect of a higher average worldwide banana price. Nine-month operating income declined to $106 million, versus $123 million in 1993, reflecting the impact of the third quarter business developments discussed above, the effect of lower first half volumes on operating income and the benefit of a higher average banana price.

   Net interest costs for the quarter and nine months were relatively unchanged as the effect of lower average borrowings outstanding was partially offset by lower capitalization of interest costs and lower interest income.
PAGE

   The effective tax rate is affected by the level and mix of income between various domestic and foreign jurisdictions in which the Company operates.

FINANCIAL CONDITION
   Cash was $151 million at both September 30, 1994 and December 31, 1993. Proceeds from new parent company financings during the first quarter were used primarily to retire higher cost debt. Nine-month capital expenditures of $116 million include $68 million for the deliveries of new ships and equipment ordered in prior years, completing the Company's multi-year investment spending program. Approximately 80% of these shipping related expenditures were externally financed. Cash provided by operations, $66 million, exceeded normal capital expenditures, $48 million, by $18 million.

DISCONTINUED OPERATIONS
   During the first quarter of 1994, the Company's Meat Division sold its specialty meat operations for approximately $50 million in cash and used the proceeds primarily to reduce short-term borrowings. In March, the Meat Division made a scheduled payment of $4 million on its secured debt held by Chiquita and subsequently retired substantially all of the remaining $13 million of this secured debt in exchange for a new preferred equity interest. During the first nine months of 1994, the Meat Division continued to produce improved operating profits (which are not included in Chiquita's consolidated results of operations) on approximately $1.1 billion in net sales.

   In October 1994, the Company received a favorable Federal Circuit Court of Appeals ruling that reconfirms its right to unilaterally reduce medical benefits of retired hourly employees. The union may seek further judicial review of this decision.

OTHER
   As previously disclosed, on July 1, 1993, the EU implemented a new quota effectively restricting the volume of Latin American bananas imported into the EU, which had the effect of decreasing the Company's market share in Europe. In two separate rulings, General Agreement on Tariffs and Trade ("GATT") panels found this banana policy to be illegal. In March 1994, four of the countries which had filed GATT actions against the EU banana policy (Costa Rica, Colombia, Nicaragua and Venezuela) reached a settlement with the EU by signing a "Framework Agreement." The Framework Agreement authorizes the imposition of additional restrictive and discriminatory quotas and export licenses on U.S. banana marketing firms, while leaving EU firms exempt. If implemented, the Framework Agreement and related regulations could significantly increase the Company's cost to export Latin American bananas to the EU. Four additional European countries (Norway, Sweden, Finland and Austria) may join the EU in the first half of 1995. These countries, which have had substantially unrestricted banana markets in which Chiquita has supplied a significant portion of the bananas, would then be subject to the quota and licensing regulations and the quota could be increased. However, the timing and exact nature of any adjustments in the quota and licensing regulations that might be made if these countries join the EU have not yet been determined.
PAGE

   On September 2, 1994, the Company and the Hawaii Banana Industry Association made a joint filing with the Office of the U.S. Trade Representative under Section 301 of the U.S. Trade Act of 1974, charging that the EU quota and licensing regime and the Framework Agreement are unreasonable, discriminatory and a burden and restriction on U.S. commerce. In October 1994, in response to this petition, the U.S. Government initiated a formal investigation of the EU banana import policy and has officially advised the governments of Costa Rica, Colombia, Nicaragua and Venezuela that if they act to implement the Framework Agreement, or any alternative measures that are unreasonable or discriminatory, those governments will be immediately included in the Section 301 action. Section 301 authorizes the U.S. Government - unless satisfactory relief from unfair practices is forthcoming - to take retaliatory measures such as tariffs or withdrawal of trade concessions against the offending countries. However, there can be no assurance as to the results of the investigation, the nature and extent of actions the U.S. Government might take, or the impact on the EU quota regime or the Framework Agreement.


Part II - Other Information

   Item 1 - Legal Proceedings

      Reference is made to Part I, Item 1 - "Business-Discontinued Operations-Labor Relations" in the Company's 1993 Form 10-K which discusses several labor cases pending against John Morrell & Company ("Morrell"). See also Part I - "Management's Analysis of Operations and Financial Condition - Discontinued Operations" in this report on Form 10-Q.

      In the matter of the suit brought in January 1984 by certain workers relating to the closing and later reopening of one of the Meat Division's plants, on September 23, 1994, the lower court decision dismissing all cross-claims against Morrell and Chiquita was affirmed by the Sixth Circuit Court of Appeals.

      In the matter of the third lawsuit resulting from a May 1987 strike at Sioux Falls, Morrell and the union agreed to a settlement of the matter in early October 1994. The agreement is subject to approval by the affected workers, which is currently being sought. The settlement would require Morrell to make individual payments to affected workers which could aggregate up to $2.3 million.

   Item 6 - Exhibits and Reports on Form 8-K

   (a)                                                          Exhibit
11 - Computation of Earnings Per Common Share. . . . . . Page 13
      Exhibit 27 - Financial Data Schedule . . . . . . . . . .**

      ** Copy omitted from this Quarterly Report on Form 10-Q. Copy included in report filed electronically with the Securities and Exchange Commission.
PAGE

   (b)                                                          The
                                                                follo
                                                                wing
                                                                repor
                                                                t on
                                                                Form
                                                                8-K
                                                                was
                                                                filed
                                                                by
                                                                the
                                                                Compa
                                                                ny
                                                                durin
                                                                g the
                                                                quart
                                                                er
      ended September 30, 1994:

      September 2, 1994 - to report the Company's and Hawaii Banana Industry Association's joint filing with the Office of the U.S. Trade Representative under Section 301 of the U.S. Trade Act of 1974, charging that the EU quota and licensing regime and the Framework Agreement are unreasonable, discriminatory and a burden and restriction on U.S. commerce.
PAGE

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




November 14, 1994