Form 10-K
CHIQUITA BRANDS INTERNATIONAL INC
filed 1995-03-31
CIK 101063

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-K
          Annual Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934
For the Fiscal Year Ended                            Commission File
December 31, 1994                                    Number 1-1550

                   CHIQUITA BRANDS INTERNATIONAL, INC.

Incorporated under the                               I.R.S. Employer
I.D.
Laws of New Jersey                                   No. 04-1923360

              250 East Fifth Street, Cincinnati, Ohio 45202
                             (513) 784-8011

Securities registered pursuant to Section 12(b) of the Act:
                                                     Name of Each
Exchange
   Title of Each Class                               On Which
Registered
   Capital Stock ($.33 par value)                    New York,
Pacific, Boston
   $2.875 Non-Voting Cumulative Preferred Stock, Series A    New York
   $1.32 Depositary Shares, each representing one-fifth of a
share of
    Series C Mandatorily Exchangeable Cumulative Preference
Stock                                                New York
   10-1/2% Subordinated Debentures due August 1, 2004New York, Pacific

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

   As of March 1, 1995, there were 49,809,149 shares of Common
Stock outstanding. The aggregate market value of Common Stock held by non-affiliates at March 1, 1995 was approximately $361 million.

                   Documents Incorporated by Reference
   Portions of the Chiquita Brands International, Inc. 1994
Annual Report to Shareholders are incorporated by reference in Parts I and II. Portions of the Chiquita Brands
International, Inc. Proxy Statement for the 1995
Annual Meeting of Shareholders are incorporated by reference in
Part III.

PAGE

                   CHIQUITA BRANDS INTERNATIONAL, INC.



                            TABLE OF CONTENTS



                                                                    Page
Part I

  Item    1.. . . . . . . . . . . . . . . . . . . . . . . Business    1
  Item    2.. . . . . . . . . . . . . . . . . . . . . . Properties    9
  Item    3.. . . . . . . . . . . . . . . . . . .Legal Proceedings    9
  Item    4.. .Submission of Matters to a Vote of Security Holders
10


Part II

  Item    5.. . .Market for Registrant's Common Equity and Related
          Stockholder Matters . . . . . . . . . . . . . . . . . .   10
  Item    6.. . . . . . . . . . . . . . . .Selected Financial Data
10
  Item    7.. . .Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . .   10
  Item    8.. . . . . .Financial Statements and Supplementary Data
10
  Item    9.. . . Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure . . . . . . . . . .   10

Part III

  Item    10. . Directors and Executive Officers of the Registrant
11
  Item    11. . . . . . . . . . . . . . . . Executive Compensation
12
  Item    12. . . .Security Ownership of Certain Beneficial Owners
          and Management. . . . . . . . . . . . . . . . . . . . .   12
  Item    13. . . . Certain Relationships and Related Transactions
12

Part IV

  Item    14. Exhibits, Financial Statement Schedules, and Reports
          on Form 8-K . . . . . . . . . . . . . . . . . . . . . .   12

Signatures    . . . . . . . . . . . . . . . . . . . . . . . . . .
14
PAGE

                                 PART I
ITEM 1 - BUSINESS
                                 GENERAL

  Chiquita Brands International, Inc. ("Chiquita" or the "Company") is a leading international marketer, processor and producer of quality fresh and processed food products. The Company's
"Chiquita operations" constitute its only industry segment other than its Meat Division, which is held for sale. (See MEAT DIVISION HELD FOR SALE below.) Net sales, operating income and identifiable assets of the Company's Chiquita operations and Meat Division held for sale are set forth in Note 3 to the Consolidated Financial Statements included in the Company's 1994 Annual Report to Shareholders, which is incorporated herein by reference.

  In recent years, the Company has capitalized on its "Chiquita" and other premium brand names by building on its worldwide leadership position in the marketing, distribution and sourcing of bananas; by expanding its quality fresh fruit and vegetable operations; and by further developing its business in value-added processed foods.

  Chiquita's products include:

  - Bananas, apples, avocados, citrus, grapes, kiwi, mangos and nectarines sold under the
     "Chiquita" brand name;

  - Bananas, citrus and other quality fresh fruit including apples, apricots, cherries, grapes, peaches, pears, plums, strawberries and tomatoes sold under the "Consul," "Chico,"
     "Amigo," "Frupac" and other brand names;

  - A wide variety of fresh vegetables including asparagus, beans, broccoli, carrots, celery, lettuce, onions and potatoes sold under the "Premium" and various other brand names;

  - Fruit and vegetable juices and other processed fruits and vegetables, including banana puree, marketed under the "Chiquita," "Naked Juice,"
"Friday" and other brands;

  - Wet, fresh cut and ready-to-eat salads sold under the "Club Chef " and "Naked Foods" brands; and

  - Margarine, shortening and other consumer packaged foods sold under the "Numar,"
     "Clover" and various regional brand names.

  No individual customer accounted for more than 10% of the Company's consolidated net sales during any of the last three years. See "Management's Analysis of Operations and Financial Condition," which is incorporated by reference in Item 7 herein from the Company's 1994 Annual Report to Shareholders, for a discussion of factors affecting results of the Company's operations for 1994, 1993 and 1992. Factors which may cause fluctuations in the results of operations are also discussed in the description of the Company's operations below.

Fresh food products

  The Company markets an extensive line of fresh fruits and vegetables sold under the
"Chiquita" and other brand names. The core of Chiquita's fresh foods operations is the marketing, distribution and sourcing of bananas. Sales of bananas, as a percent of consolidated net sales, were 38% in 1994, 36% in 1993 and 37% in 1992. Excluding revenues of the Meat Division held for sale, sales of bananas comprised 60%, 58% and 62% of the Company's total net sales in 1994, 1993 and 1992, respectively.

  Chiquita believes that it derives competitive benefits in the marketing, distribution and sourcing of fresh foods through its:


  -  Recognized brand names and reputation for quality;

  - Strong market positions in Europe and North America, its principal markets;

  -  Modern, cost-efficient fresh fruit transportation system;
     and

  - Industry leading position in terms of number and geographic diversity of its sources of bananas, which enhances its ability to provide customers with premium quality products
     on a consistent basis.


  Chiquita has benefitted from its multi-year investment spending program and its restructuring and cost reduction efforts to adjust its fresh foods volume and cost infrastructure to significantly reduce production, distribution and overhead costs. (See "Distribution and Logistics" and "Sourcing" below and ITEM 2 - PROPERTIES.) The restructuring program also included measures to reorganize the Company's European banana operations to adjust to a new quota which effectively restricts the volume of Latin American bananas imported into the European Union. (See RISKS OF INTERNATIONAL OPERATIONS below.)

  Marketing. Chiquita markets bananas under brand names including "Chiquita," "Chiquita
Jr.," "Consul," "Amigo," "Chico" and "Bananos." Chiquita sold over 40% of its total banana volumes for 1994 in each of Europe and North America. As a result of a decision in 1994 to significantly scale back "green" banana trading operations in Japan, sales of bananas in the Far East market are no longer a significant portion of the Company's total banana net sales.

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

  Distribution and Logistics. Transportation expenses comprise approximately one-fourth of the total costs incurred by Chiquita in its sale of tropical fruit. Chiquita ships its tropical fruit in vessels owned or chartered by the Company. All of Chiquita's tropical fruit shipments into the
North American market are delivered using pallets or containers that minimize damage to the product by eliminating the need to handle individual boxes.
As a result of a multi-year investment
program, now completed, and the elimination of a substantial amount of chartered ship capacity under Chiquita's restructuring program, Chiquita now owns or controls under long-term lease approximately 60% of its aggregate shipping capacity. Most of the remaining capacity is operated under contractual arrangements having terms of three years or less. (See also ITEM 2 -
PROPERTIES below and Notes 6 and 7 to the Consolidated Financial Statements.) Chiquita also operates loading and unloading facilities which it owns or leases in Central and South America and various ports of destination.

  Sourcing. Chiquita has a greater number and geographic diversity of sources of bananas than any of its competitors. During 1994, approximately 35% of all bananas sold by Chiquita were sourced from Panama. Bananas sourced from other countries, including Colombia, Costa Rica,
Guatemala and Honduras, comprised from 4% to 19% (depending on the country) of bananas sold by Chiquita during 1994.

  In 1994, approximately two-thirds of the bananas sourced by Chiquita were produced by subsidiaries and the remainder were purchased under purchase fruit arrangements from suppliers.
Under certain of the purchase fruit arrangements, which require less initial capital investment by the Company than owned production facilities, Chiquita furnishes financial and technical assistance to its suppliers to support the production and preparation of bananas for shipment. No single supplier provided a significant portion of the bananas sold by Chiquita in 1994.

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

Processed Food Products

  Chiquita's processed food products include fruit and vegetable juices sold primarily in the United States; processed fruit and vegetables, including processed bananas, sold worldwide under the "Chiquita," "Friday" and other brands; wet, fresh cut and ready-to-eat salads sold under the
"Club Chef" and "Naked Foods" brands; and other consumer packaged foods sold in Latin America by the Numar Division.

  Chiquita branded fruit juices include a full line of tropical blends sold refrigerated, frozen and in shelf stable individual servings. The refrigerated and frozen lines include six varieties:
"Caribbean Splash," "Tropical Paradise," "Raspberry Passion," "Cranberry Seabreeze," "Calypso
Breeze" and "Hawaiian Sunrise." Individual servings are sold in three of these varieties: "Caribbean Splash," "Tropical Paradise" and "Calypso Breeze." These tropical blends are available throughout most of the United States and are manufactured by others from fruit juice concentrates and purees to the Company's specifications. The Company also produces and markets natural fresh fruit and vegetable juices sold under the "Chiquita," "Ferraro's Earth Juice" and "Naked Juice" brands.

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

  The Numar Division is a vertically integrated marketer, refiner and producer of shortening, margarine and vegetable oil products. These products are derived primarily from oil palm grown on the Company's plantations located in Costa Rica and Honduras. Numar is the leading marketer of such products in Costa Rica and, through a 50%-owned joint venture, in Honduras. Numar sells its products in these and other Central American countries under the "Numar," "Clover" and other brand names. Numar's competitors in Central America consist principally of a number of small local firms and subsidiaries of multinational corporations.

                    RISKS OF INTERNATIONAL OPERATIONS

  Information about the Company's operations by geographic area is included in Note 3 to the Consolidated Financial Statements included in the Company's
1994 Annual Report to Shareholders
and is incorporated herein by reference.

  The Company is subject to a variety of governmental regulations in countries where it sources and markets its products, including import quotas and tariffs, currency exchange controls and taxes. On July 1, 1993, the European Union ("EU") implemented a new quota effectively restricting the volume of Latin American bananas imported into the EU, which had the effect of decreasing the Company's volume and market share in Europe. The quota is administered through a licensing system and grants preferred status to producers and importers within the EU and its former colonies, while imposing new quotas and tariffs on bananas imported from other sources, including
Latin America, Chiquita's primary source of fruit. In two separate rulings, General Agreement on
Tariffs and Trade ("GATT") panels found this banana policy to be illegal. In March 1994, four of the countries which had filed GATT actions against the EU banana policy (Costa Rica, Colombia,
Nicaragua and Venezuela) reached a settlement with the EU by signing a "Framework Agreement."
The Framework Agreement authorizes the imposition of additional restrictive and discriminatory quotas and export licenses on U.S. banana marketing firms, while leaving EU firms exempt. Costa
Rica and Colombia are presently implementing this agreement. Full implementation of the
Framework Agreement could significantly increase the Company's cost to export bananas from these sources. Three additional European countries (Sweden, Finland and Austria) joined the EU effective
January 1, 1995. These countries, which have had substantially unrestricted banana markets in which Chiquita has supplied a significant portion of the bananas, are in the process of transition to the restrictive EU quota and licensing environment. The timing and exact nature of any adjustments in the quota and licensing regulations that will be made for these new EU members have not yet been determined.

  In September 1994, Chiquita and the Hawaii Banana Industry Association made a joint filing with the Office of the U.S. Trade Representative under Section 301 of the U.S. Trade Act of 1974, charging that the EU quota and licensing regime and the Framework Agreement are unreasonable, discriminatory, and a burden and restriction on U.S. commerce. In response to this petition, the U.S. Government initiated a formal investigation of the EU banana import policy in October 1994.
In January 1995, the U.S. Government announced a preliminary finding against the EU banana import policy and launched separate investigations of the Colombian and Costa Rican Framework
Agreement policies. The EU, Colombian and Costa Rican investigations are continuing. Section
301 authorizes retaliatory measures, such as tariffs or withdrawal of trade concessions, against the offending countries. However, there can be no assurance as to the results of the investigation, the nature and extent of actions the U.S. Government might take, or the impact on the EU quota regime or the Framework Agreement.

  Certain of the Company's operations are heavily dependent upon products grown and purchased in Central and South America. These activities, a significant factor in the economies of many of the countries where the Company produces and purchases bananas and other agricultural and consumer products, are subject to risks that are inherent in operating in such countries, including government regulation, currency restrictions and other restraints, risks of expropriation and burdensome taxes. There is also a risk that legal or regulatory requirements will be changed or that administrative policies will change. Certain of these activities are dependent upon leases and other agreements with the governments of these countries.

  The Company leases all the agricultural land it uses in Panama from the Republic of
Panama under lease and operating agreements which automatically renew each year unless canceled by either party on four years prior notice. In the event of termination of the agreements, the government of Panama, which previously purchased such agricultural lands from the Company, may purchase other Panamanian assets of the Company at specified values which approximate carrying value but may be less than market value.

  Certain facilities in Honduras previously owned by the Company were transferred in prior years to the government of Honduras with provision for their subsequent use by the Company. Such facilities include a railroad which the Company operates under a lease with the government of Honduras that expires December 31, 1995. The Company believes that the lease, if required in future years, can be extended or renewed.

  Governmental price and export controls in Costa Rica and Honduras could affect the Company's ability to initially recover, through selling prices, cost increases related to its oil palm operations.

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

  The Company's operations are conducted in many areas of the world and involve transactions in a variety of currencies. Results of its operations may be significantly affected by fluctuations of currency exchange rates. Such fluctuations affect the Company's banana operations because many of its costs are incurred in currencies different from those that are received from the sale of bananas in non-U.S. markets, and there is normally a time lag between the incurrence of such costs and collection of the related sales proceeds. The Company's policy is to exchange local currencies for dollars immediately upon receipt, thus reducing exchange risk. The Company also engages from time to time in various hedging activities to further minimize potential losses on cash flows originating in currencies other than the U.S. dollar. Fluctuations of currency exchange rates may also affect the Company's Numar Division. Since Numar's profits are generated in many of the same Central American countries where the Company incurs costs to produce bananas, exchange fluctuations with an adverse effect on Numar's profits would generally have a favorable impact on the Company's cost of producing bananas. See Notes 1 and 9 to the Consolidated Financial
Statements and "Management's Analysis of Operations and Financial Condition" included in the
Company's 1994 Annual Report to Shareholders for information with respect to currency exchange.

                             LABOR RELATIONS

  The Company employs a total of approximately 40,000 persons in its Chiquita operations.
Approximately 36,000 of these associates are employed in Central and South America, including
28,000 workers covered by labor contracts.

  The Company has approximately 85 labor contracts with terms expiring from 1995 to 1997.
Strikes or other labor-related actions are often encountered upon expiration of labor contracts and also frequently occur during the term of the contracts.

  During the summer of 1994, the Company's workers in La Lima, Honduras struck its operations there seeking higher wages. The contract covering these approximately 4,800 employees expires April 1, 1995. After a 35-day strike, the Company and the workers' union reached an agreement on additional contractual cost of living adjustments for the remainder of the contract period. The cost of living adjustments have not had a significant impact on the Company's operations.
Chiquita decided not to reopen four low productivity farms which had been closed during the strike and, at the Company's remaining Honduran farms, chopped back cultivations weakened during the strike. Write-downs associated with the Honduran farms and cultivations were approximately $25 million.

  A contract covering approximately 5,100 workers at one of Chiquita's Panamanian banana producing locations expired in July 1994. The Company is in the process of completing negotiations on a new contract, and nearly all of the affected employees are now working under the terms of the new contract. The new terms of the contract are not expected to have a material effect on the Company's operations.

  Approximately 30 other contracts covering 6,000 employees expire in 1995.

                       MEAT DIVISION HELD FOR SALE

  During the fourth quarter of 1992, after evaluation of reorganization plans announced earlier that year and completion of other preparatory actions, the Company adopted a plan of disposal for all remaining Meat Division operations. (See Note 2 to the Company's Consolidated Financial
Statements included in the Company's 1994 Annual Report to
Shareholders.)

  Pursuant to the plan, the Meat Division sold a major fresh pork processing facility in
December 1992 and its specialty meat operations in 1994. During 1993 and 1994, the Company engaged in extensive activity with respect to execution of its disposal plan. This activity included successful ongoing cost reduction efforts that have contributed to the improvement in Meat Division operating results, terminating retiree medical benefits, and obtaining government subsidies and financial incentives, union concessions, and a new stand-alone revolving credit facility to fund the Meat Division's working capital needs. The Company is continuing to pursue the sale of the remainder of its Meat Division operations.

  Operations.   The Meat Division is engaged in the processing
and marketing primarily of
fresh pork and processed meat products, including sausage, frankfurters, bacon, hams and luncheon meats. The Meat Division's products are sold principally in the United States, and for export to Japan, Mexico, Canada, and other Central American and Pacific Rim countries. In addition to operating its own meat-packing plants, the Company engages other meat packers to custom slaughter and process meat products.

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

  The Meat Division's operations involve supplying a consistent quality product to a broad market, including large food chains. The Meat Division maintains an experienced sales force that sells its products principally in the United States and in Japan. Some fresh and processed meats, including export sales, are also sold through independent food brokers or expedited through international trading companies.

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

  Labor relations.  The Meat Division employs approximately
4,800 domestic employees, nearly all of whom are covered under 11 labor contracts with terms expiring from 1995 to 1999.

  A strike at Sioux Falls in May 1987 led to three lawsuits by John Morrell & Co. ("Morrell") against the union. Following judgments in favor of Morrell in the first two lawsuits which resulted in payments to Morrell by the union totaling $29.3 million, the union demanded further arbitration of its claims that its contract had required Morrell to recall the striking employees. In the fall of 1991 in the third lawsuit, Morrell sued the union in the U.S. District Court for the District of South Dakota, seeking a ruling that the prior litigation disposed of the union's recall claims. In March 1992, the court ruled in Morrell's favor. On appeal, the Eighth Circuit Court of Appeals reversed the lower court's decision, ruling that the union was entitled to have its remaining arguments heard in a second round of arbitration, and the United States Supreme Court refused to grant certiorari. In October 1994, the case was settled (with an aggregate payment of approximately $2.3 million, or $1,250 per worker) and dismissed.

  In 1992, Morrell filed a declaratory judgment action in the U.S. District Court for the District of South Dakota seeking confirmation of its right to unilaterally reduce or eliminate medical benefits of retired hourly employees. In 1993, the District Court ruled in favor of Morrell. In 1994, this ruling was upheld by the U.S. Court of Appeals for the Eighth Circuit and Morrell subsequently terminated retiree medical benefits.

  Properties.   The Meat Division owns and operates its
principal slaughtering plant and processed meat facility in Sioux Falls, South Dakota. The Meat Division also owns or leases and operates meat-processing facilities in Iowa and Ohio. In order to obtain distribution efficiencies, the Meat Division now uses public warehouses for its warehousing and distribution operations, and is disposing of its remaining distribution facilities. Although much of the Sioux Falls plant is relatively old, the Company believes that it and other more modern plants and facilities now used are, in general, well maintained and suitable for its operations. Certain products are produced for the Meat Division by custom meat packers in plants located in Ohio and Kansas.

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

  In March 1993, Morrell brought to the attention of the United States Environmental Protection Agency ("USEPA") certain deficiencies relating to the wastewater treatment facility at its Sioux Falls plant. The U.S. Department of Justice ("DOJ") has proposed that Morrell enter into a judicial civil consent order requiring compliance with certain environmental laws, regulations and permits and other actions. The DOJ indicated that the amount of civil penalties, if any, to be imposed would be resolved later. In addition, the U.S. Attorney for South Dakota and the DOJ are currently investigating the matter; two former plant employees have entered into plea agreements with the United States. Morrell has taken substantial steps to remedy past noncompliance and to avoid future recurrences.

ITEM 2 - PROPERTIES
  The Company owns approximately 130,000 acres and leases approximately 41,000 acres of improved land, principally in Costa Rica, Panama and Honduras. Substantially all of this land is used for the cultivation of bananas and oil palm and support activities, including the maintenance of floodways. The Company also owns power plants, packing stations, warehouses, irrigation systems and loading and unloading facilities used in connection with its banana and oil palm operations.

  The Company owns or controls under long-term bareboat charters 25 ocean-going refrigerated vessels, including 2 delivered in 1994, and has 17 additional such vessels under time charters, primarily for transporting tropical fruit sold by the Company. From time to time, excess capacity may be chartered or subchartered to others. In addition, the Company enters into spot charters as necessary to supplement its transportation resources. The Company also owns or leases other related equipment, including refrigerated container units, used to transport fresh food. The majority of the ships owned and related container units are pledged as collateral for related financings.

  Properties used by the Company's processed foods operations include processing facilities in Costa Rica and Honduras, and vegetable canning facilities in Wisconsin. Other operating units of the Company own, lease and operate properties, principally in the United States and Central and South America. The Company leases the space for its executive offices in Cincinnati, Ohio.

  For further information with respect to the Company's physical properties, see the descriptions under ITEM 1 -
BUSINESS - GENERAL and MEAT DIVISION HELD FOR SALE, above, and
Notes 6 and 7 to the Consolidated Financial Statements included in the Company's 1994 Annual Report to Shareholders.

ITEM 3 - LEGAL PROCEEDINGS

  A number of legal actions are pending against the Company, including those described below and in ITEM 1 - BUSINESS - MEAT DIVISION HELD FOR SALE affecting the Meat Division. Based on evaluations of facts which have been ascertained and opinions of counsel, management does not believe such litigation will, individually or in the aggregate, have a material adverse effect on the consolidated financial condition or results of operations of the Company.

  In 1993, the Company and other major banana producing companies were added as defendants in several lawsuits, now pending as three suits in the U.S. District Courts for the Southern, Eastern, and Northern Districts of Texas. These cases were originally filed in early 1993 against the manufacturers of an agricultural chemical called DBCP and now represent claims on behalf of an aggregate of approximately 25,000 individuals of whom less than 15% claim to have worked for the Company's subsidiaries. Most of the plaintiffs are foreign citizens who claim to have been employees of banana companies, including in some cases subsidiaries of the Company. The plaintiffs allege they were injured as a result of exposure to DBCP, which was used primarily in the 1970's. The damage claims have not been quantified. The suits are Franklin Rodriguez Delgado, et al. v. Shell Oil Company, et al., Del Monte Fresh Produce, N.A. v. Dead Sea Bromine Co. Ltd., et al., Civil Action No. H-94-1337 (U.S. District Court, Southern District of Texas, Houston Division) consolidated with Ramon Rodriguez Rodriguez, et al. v. Shell Oil Company, et al., Shell Oil Company, et al. v. Dead Sea Bromine Co. Ltd., et al., Civil Action No. L-94-49 (U.S. District Court, Southern District of Texas, Laredo Division); Narcisco Borja, et al. v. Shell Oil Company, et al., The Dow Chemical Company, et al. v. Dead Sea Bromine Co. Ltd., et al., Civil Action No. 94-CV-689D (U.S. District

Court, Northern District of Texas, Dallas Division); and Juan Ramon Valdez, et al. v. Shell Oil Company, et al., The Dow Chemical Company, et al. v. Dead Sea Bromine Co. Ltd., et al., Civil Action No. 2-94-CV-69 (U.S. District Court, Eastern District of Texas, Marshall Division). Similar suits on behalf of individuals have been filed in Costa Rica and Panama by approximately 900 individuals against subsidiaries of the Company, including Compania Palma Tica and Compania Bananera Atlantica Limitada. The Company has answered all suits, believes it has substantial and meritorious defenses, and is vigorously defending the actions.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.
                                 PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
     STOCKHOLDER MATTERS

  The number of shareholders at March 1, 1995 and the markets for the Company's capital stock are set forth on the inside back cover of the Company's 1994 Annual Report to Shareholders under "Investor Information." Price ranges of the Company's capital stock and dividends declared thereon are set forth in
Note 15 to the Consolidated Financial Statements included in the 1994 Annual Report to Shareholders. Restrictions on the Company's ability to declare and pay dividends are described in Note 8 to the Consolidated Financial Statements included in the 1994 Annual Report to Shareholders. All such information is incorporated herein by reference.


ITEM 6 - SELECTED FINANCIAL DATA

  This information is included in the table entitled "Selected
Financial Data" on page 6 of the Company's 1994 Annual Report to Shareholders and is incorporated herein by reference.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION
     AND RESULTS OF OPERATIONS

  This information is included under the caption "Management's
Analysis of Operations and Financial Condition" included on pages 7 through 9 of the Company's 1994 Annual Report to
Shareholders and is incorporated herein by reference.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Consolidated Financial Statements of Chiquita Brands International, Inc. and its subsidiaries included on pages 10 through 23 of the Company's 1994 Annual Report to Shareholders, and "Quarterly Financial Data" which is set forth in Note 15 to such Consolidated Financial Statements, are incorporated herein by reference.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
     ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                PART III

  Except for information relating to the Company's executive officers set forth in ITEM 10 below, the information required by the following Items will be included in Chiquita's definitive Proxy Statement which will be filed with the Securities and Exchange Commission in connection with the 1995
Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Company are:
  Carl H. Lindner (age 75) - Mr. Lindner has been Chairman of the Board of Directors and Chief Executive Officer of the Company since 1984 and Chairman of the Board of Directors and Chief Executive Officer of American Financial Corporation ("AFC") since AFC was founded over 35 years ago. AFC is a holding company which, through subsidiaries, is engaged in a variety of financial businesses, including property and casualty insurance, annuities and portfolio investing. In nonfinancial areas, AFC has substantial operations in the food products industry, through its ownership in Chiquita, and in radio and television station operations, through its ownership of Citicasters Inc. (formerly Great American Communications Company, or "GACC").
  Keith E. Lindner (age 35) - Mr. Lindner has been President and Chief Operating Officer of the Company since 1989 and President of its Chiquita Brands, Inc. subsidiary since 1986. He was Senior Executive Vice President of the Company from 1986 until 1989.
  Fred J. Runk (age 52) - Mr. Runk has been a Vice President of the Company since 1984. He was also the Company's Chief Financial Officer from 1984 to 1994. Mr. Runk has served as Vice President and Treasurer of AFC for over five years.
  Steven G. Warshaw (age 41) - Mr. Warshaw was named Chief Financial Officer of the Company in 1994 and has also been the Company's Executive Vice President and Chief Administrative Officer since 1990. Mr. Warshaw has served in various capacities since 1986.
  Robert F. Kistinger (age 42) - Mr. Kistinger was named Senior Executive Vice President of the Company's Chiquita Banana Group in 1994. He was Executive Vice President, Operations for the Company's Chiquita Tropical Products Division from 1989 to 1994 and has served in various capacities since 1980.
  Thomas E. Mischell (age 47) - Mr. Mischell has been Vice President of the Company since 1986 and a Vice President of AFC for more than five years.
  Charles R. Morgan (age 48) - Mr. Morgan has been Vice President, General Counsel and Secretary of the Company since 1990 and has served in various capacities since 1988.
  Jos P. Stalenhoef (age 53) - Mr. Stalenhoef was named President, Chiquita Banana-North American Division in 1994.
He was Senior Vice President, North America, Chiquita Tropical Products Division from 1989 to 1994 and has served in various capacities since 1988.
  William A. Tsacalis (age 51) - Mr. Tsacalis has been Vice President and Controller of the Company since 1987. He was Controller from 1984 to 1987 and has served in various capacities since 1980.

  Carl H. Lindner, Fred J. Runk and Thomas E. Mischell provide broad policy determination and guidance to operating management, which is headed by Keith E. Lindner, but devote substantial portions of their time to the affairs of AFC and its other subsidiaries.
  In December 1993, GACC completed a comprehensive financial restructuring which included a prepackaged plan of reorganization filed in November of that year under Chapter 11 of the Bankruptcy Code. Carl H. Lindner, Fred J. Runk and Thomas E. Mischell were executive officers of GACC within two years before GACC's bankruptcy reorganization.


ITEM 11 - EXECUTIVE COMPENSATION

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
     MANAGEMENT

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


                                 PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
      ON FORM 8-K

    (a)  1.   Financial Statements.  The following consolidated
financial statements of the
    Company and the Report of Independent Auditors are included in the Company's 1994 Annual Report to Shareholders and are incorporated by reference in Part II, Item 8:
                                                                 Page of
                                                           Annual Report
         Report of Independent Auditors                               5
         Consolidated Statement of Income for 1994, 1993 and
1992     10
         Consolidated Balance Sheet at December 31, 1994 and
1993     11
         Consolidated Statement of Shareholders' Equity for
1994, 1993 and 1992                                                  12
         Consolidated Statement of Cash Flow for 1994, 1993 and
1992     13
         Notes to Consolidated Financial Statements                  14
         2.   Financial Statement Schedule.  Financial Statement
Schedule II - Allowance for
    Doubtful Accounts Receivable is included on page 16 of this Annual Report on Form 10-K. All other schedules are not required under the related instructions or are inapplicable and, therefore, have been omitted.

         3. Exhibits. See Index of Exhibits (page 17) for a listing of all exhibits filed with this Annual Report on Form 10-K.

    (b) The following reports on Form 8-K were filed during the quarter ended Decemer 31,
         1994:

         October 10, 1994 - to report unusual charges and non-recurring losses expected for the quarter ended September 30, 1994.

         October 17, 1994 - to report the U.S. Government's agreement to initiate a formal investigation of the EU banana import policy under
Section 301 of the U.S. Trade Act
         of 1974.

                  (This page left blank intentionally.)

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 1995.

                              CHIQUITA BRANDS INTERNATIONAL, INC.

                              By /s/ Carl H. Lindner
                                 Carl H. Lindner
                                 Chairman of the Board and Chief
Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on March 30, 1995:


/s/ Carl H. Lindner           Chairman of the Board and
Carl H. Lindner               Chief Executive Officer



/s/ Keith E. Lindner          Director; President and
Keith E. Lindner              Chief Operating Officer



/s/ S. Craig Lindner          Director
S. Craig Lindner



/s/ Fred J. Runk              Director and Vice President
Fred J. Runk



Jean H. Sisco*                Director
Jean H. Sisco



William W. Verity*            Director
William W. Verity

/s/Oliver W. Waddell*
Director
Oliver W. Waddell

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

      CHIQUITA BRANDS INTERNATIONAL, INC. AND SUBSIDIARY COMPANIES
        SCHEDULE II - ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE
                             (In thousands)

                                             Year Ended December 31,
                                           1994      1993       1992
Balance at beginning of period           $13,033   $11,733   $ 9,307
    Additions:

       Charged to costs and expenses               7,622       5,002
6,761

    Deductions:

       Write-offs                         6,537     3,478      4,715
       Other, net                           (31)      224       (380)

                                          6,506     3,702      4,335

Balance at end of period                 $14,149   $13,033   $11,733

                   CHIQUITA BRANDS INTERNATIONAL, INC.
                            Index of Exhibits
Exhibit
Number                          Description
*3-a   Second Restated Certificate of Incorporation, filed as
       Exhibit 3(a) to Quarterly Report on Form 10-Q for the
       quarter ended June 30, 1994
*3-b   By-Laws, filed as Exhibit 3-b to Annual Report on Form
       10-K for the year ended December 31, 1992
  4    Registrant has no outstanding debt issues exceeding 10%
       of the assets of Registrant and its consolidated
       subsidiaries.  The Registrant will furnish to the
       Securities and Exchange Commission, upon request, copies
       of all agreements and instruments defining the rights of
       security holders for debt issues not exceeding 10% of
       the assets of Registrant and its consolidated
       subsidiaries.
*10-a  Lease of Lands and Operating Contract between United
       Brands Company, Chiriqui Land Company, Compania
       Procesadora de Frutas and the Republic of Panama, dated
       January 8, 1976, effective January 1, 1976, filed as
       Exhibit 10-a to Annual Report on Form 10-K for the year
       ended December 31, 1993
*10-b  Agreement dated April 22, 1976 effective January 1, 1976 between Tela Railroad Company and the Government of
       Honduras, filed as Exhibit 10-b to Annual Report on        Form
       10-K for the year ended December 31, 1993
       Executive Compensation Plans
*10-c  1986 Stock Option and Incentive Plan, as amended, filed as Exhibit 10(c) to Quarterly Report on Form 10-Q for
       the quarter ended June 30, 1994
*10-d  Individual Stock Option Plan and Agreement, filed as
       Exhibit 4 to Registration Statement on Form S-8 No. 33-
       25950 dated December 7, 1988
*10-e  Deferred Compensation Plan, filed as Exhibit 10-e to
       Annual Report on Form 10-K for      the year ended December
       31, 1992
 11    Computation of Earnings Per Common Share
 13    Chiquita Brands International, Inc. 1994 Annual Report
       to Shareholders (pages 5 through 23 and inside back
       cover)
 21    Subsidiaries of Registrant
 23    Consent of Independent Auditors
 24    Powers of Attorney
 27    Financial Data Schedule
 99    Annual Reports on Form 11-K for the Chiquita Savings and
       Investment Plan and the John Morrell & Co. Salaried
       Employees Incentive Savings Plan for 1994 will be filed by amendment on or before June 29, 1995.
*  Incorporated by reference.