Form 10-Q
period 1995-03-31
CHIQUITA BRANDS INTERNATIONAL INC
filed 1995-05-15
CIK 101063

FORM 10-Q



         SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C. 20549


Quarterly Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934



For the Quarterly Period Ended          Commission File
March 31, 1995                          Number 1-1550



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

     As of May 1, 1995, there were 50,238,878 shares of Common Stock outstanding.



                 Page 1 of 12 Pages





         CHIQUITA BRANDS INTERNATIONAL, INC.

                  TABLE OF CONTENTS


                                                Page
PART I - Financial Information

    Consolidated Statement of Income for the quarters
       ended March 31, 1995 and 1994 . . . . . .3

    Consolidated Balance Sheet as of
       March 31, 1995, December 31, 1994 and
       March 31, 1994. . . . . . . . . . . . .4-5

    Consolidated Statement of Cash Flow for the quarters
       ended March 31, 1995 and 1994 . . . . . .6

    Notes to Consolidated Financial Statements .7

    Management's Analysis of Operations and
       Financial Condition . . . . . . . . . . .8


PART II - Other Information

    Item 1 - Legal Proceedings . . . . . . . . .9

    Item 6 - Exhibits and Reports on Form 8-K. .9

Signature. . . . . . . . . . . . . . . . . . . 10

Part I - Financial Information
         CHIQUITA BRANDS INTERNATIONAL, INC.
          CONSOLIDATED STATEMENT OF INCOME
      (In thousands, except per share amounts)
                     (Unaudited)

                           Quarter Ended March 31,
                                 1995      1994
Net sales                     $1,028,363  $1,056,247
Operating expenses
  Cost of sales                  821,251     840,956
  Selling, general and
  administrative                 100,152     104,879
  Depreciation                    26,533      28,427
                                 947,936     974,262
  Operating income                80,427      81,985
Interest income                    6,808       5,170
Interest expense                 (41,728)    (44,270)
Other income, net                    421         649
  Income before income taxes      45,928      43,534
Income taxes                      (8,300)     (8,000)
Income before extraordinary item  37,628      35,534
  Extraordinary loss from
  prepayment of debt                  --     (22,840)
Net income                       $37,628     $12,694
Weighted average number of
  common shares
  outstanding (see Exhibit 11)    53,482      53,176
Earnings (loss) per common share:
 Primary   -Income before
            extraordinary item     $ .66       $ .65
           -Extraordinary loss        --        (.43)
           -Net income             $ .66       $ .22
 Fully diluted-Income before
            extraordinary item     $ .62       $ .62
           -Extraordinary loss        --        (.40)
           -Net income             $ .62       $ .22
Cash dividends declared per
common share                        $.05       $ .05

   See Notes to Consolidated Financial Statements.
         CHIQUITA BRANDS INTERNATIONAL, INC.
             CONSOLIDATED BALANCE SHEET
                   (In thousands)

                     (Unaudited)

                       ASSETS

                       March 31,December 31,March 31,
                        1995       1994       1994
Current assets
  Cash and equivalents  $125,079   $178,855   $211,618
  Trade receivables, less
  allowances of $15,872,
  $14,149 and $13,213,
  respectively           309,812    257,777    314,785
  Other receivables, net  75,007     95,948     97,286
  Inventories            362,760    351,730    346,371
  Other current assets    36,322     33,932     39,832
  Total current
   assets                908,980    918,242  1,009,892
Restricted cash           77,530     75,030     51,020
Property, plant and
  equipment, net       1,407,674  1,433,858  1,494,106
Investments and
  other assets           326,989    309,721    306,968
Intangibles, net         163,239    165,170    171,702
                      $2,884,412 $2,902,021 $3,033,688










   See Notes to Consolidated Financial Statements.
         CHIQUITA BRANDS INTERNATIONAL, INC.
       CONSOLIDATED BALANCE SHEET (continued)
        (In thousands, except share amounts)
                     (Unaudited)
        LIABILITIES AND SHAREHOLDERS' EQUITY

                       March 31,December 31,March 31,
                        1995     1994       1994
Current liabilities
   Notes and loans
   payable             $134,032   $130,163   $135,921
   Long-term debt due
   within one year       76,121     91,032     84,959
   Accounts payable     267,072    270,033    263,498
   Accrued liabilities  129,890    162,589    137,667
Total current
liabilities             607,115    653,817    622,045
Long-term debt of
   parent company       840,508    840,377    840,006
Long-term debt of
   subsidiaries         515,438    524,500    566,186
Accrued pension and
   other employee
   benefits             122,099    120,325    130,241
Other liabilities       116,452    118,193    141,787
Total liabilities     2,201,612  2,257,212  2,300,265
Shareholders' equity
   Preferred and
   preference stock     190,639    190,639    190,639
   Capital stock, $.33
   par value (50,232,496,
   49,300,881 and
   48,641,321 shares
   outstanding,
   respectively)         16,745     16,434     16,214
   Capital surplus      511,478    505,800    495,985
   Retained earnings
   (deficit)            (20,938)   (52,940)    48,514
   Minimum pension
   liability adjustment (15,124)   (15,124)   (17,929)
Total shareholders'
equity                  682,800    644,809    733,423
                     $2,884,412 $2,902,021 $3,033,688

   See Notes to Consolidated Financial Statements.
         CHIQUITA BRANDS INTERNATIONAL, INC.
         CONSOLIDATED STATEMENT OF CASH FLOW
                   (In thousands)
                     (Unaudited)

                                      Quarter Ended March 31,
                                      1995       1994
Cash provided (used) by:
Operations
  Income before
   extraordinary item             $37,628   $35,534
  Depreciation and
   amortization                    28,025    30,279
  Changes in current
   assets and
   liabilities                    (87,959)  (87,275)
  Other                            (1,915)    1,032
     Cash flow from operations    (24,221)  (20,430)
Investing
  Capital expenditures            (17,109)  (48,755)
  Restricted cash deposits         (2,500)       --
  Proceeds from sale
   of containers                    6,830        --
  Proceeds from sales
   of businesses                    5,378    52,700
  Other                             1,698    (3,643)
     Cash flow from investing      (5,703)      302
Financing
  Debt transactions
   Issuances of long-term debt      8,006   206,822
   Repayments of long-term debt   (35,758) (261,188)
   Increase (decrease) in notes
     and loans payable              8,090    (1,774)
  Stock transactions
   Issuance of preferred stock         --   138,369
   Issuances of capital stock         370       723
   Dividends                       (4,560)   (2,432)
     Cash flow from financing     (23,852)   80,520
Increase (decrease) in cash
  and equivalents                 (53,776)   60,392
Balance at beginning of period    178,855   151,226
Balance at end of period         $125,079  $211,618

   See Notes to Consolidated Financial Statements.
         CHIQUITA BRANDS INTERNATIONAL, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (Unaudited)

   Interim results are subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full fiscal year. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the results of the interim periods shown have been made. See Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 for additional information relating to the Company's financial statements.

   Inventories consisted of the following (in thousands):

                      March 31,December 31,March 31,
                        1995    1994         1994
Bananas and other
   fresh produce        $50,546    $47,592   $48,791
Meat                     46,624    35,165     38,657
Other food products      53,228    63,565     38,067
Growing crops           115,395   115,177    119,685
Materials and supplies   81,218    76,078     86,672
Other                    15,749    14,153     14,499
                       $362,760  $351,730   $346,371

   In the first quarter of 1994, the Company sold $175 million principal amount of 9-1/8% Senior Notes due 2004 and 2,875,000 shares of $2.875 Non-Voting Cumulative Preferred Stock, Series A. Most of the net proceeds from the offerings were used to prepay higher rate subordinated debentures. These prepayments resulted in an extraordinary loss of $22.8 million.

   In accordance with its long-standing policy to periodically hedge transactions denominated in foreign currencies, at March 31, 1995, the Company had foreign exchange forward contracts to ensure conversion of approximately $223 million of foreign sales commitments for the remainder of 1995 at an average exchange rate of 1.53 Deutsche marks per dollar. The fair value of these contracts, based on quoted market prices, was approximately $26 million at March 31, 1995. The Company also had foreign currency put options to ensure conversion of approximately $170 million of foreign sales through the first half of 1996 at an average exchange rate of
1.48 Deutsche marks per dollar. The fair value of these options, based on quoted market prices, was not significant at March 31, 1995.
         CHIQUITA BRANDS INTERNATIONAL, INC.

              MANAGEMENT'S ANALYSIS OF
         OPERATIONS AND FINANCIAL CONDITION


OPERATIONS

   Net sales for the quarter ended March 31, 1995 decreased 2.6% from the same quarter last year primarily as a result of the sale of the Company's specialty meat operations during the prior year's first quarter.

   Operating income for the quarter was $80.4 million in 1995 and $82.0 million in 1994 with lower earnings from the sale of bananas partially offset by improved earnings from other food products within the Chiquita operations segment. The effect of higher banana operating costs, including the impact of reduced Honduran production which has now returned to normal, and higher paper prices, was partially offset by the benefit of a weaker dollar in relation to European currencies. Although improved, results for the Company's Meat Division held for sale were not significant in either the 1995 or 1994 first quarter.

   Net interest expense for the quarter decreased from the prior year as a result of debt refinancing and reduction activities since the beginning of 1994.

   The Company's effective tax rate is affected by the level and mix of income between various domestic and foreign jurisdictions in which the Company operates.

FINANCIAL CONDITION

   Cash decreased by $54 million during the first quarter of 1995 due primarily to funding seasonal increases in working capital and net repayments of debt of $20 million. Cash used for capital expenditures of $17 million was partially offset by $12 million of proceeds from the sales of container equipment and the Company's New Zealand fresh produce distribution business during the quarter.

   During the second quarter of 1995, the Company refinanced approximately $175 million of loans secured by ships. These refinancings have provided the Company with approximately $30 million of cash proceeds and, by extending the loan maturities, have reduced amounts due within one year of March 31, 1995 by approximately $17 million.

Part II - Other Information

   Item 1 - Legal Proceedings

      Reference is made to Part I, Item I - "Business-Meat Division Held for Sale-Labor relations" in the Company's 1994 10-K and Note 2 to the Company's Consolidated Financial Statements included in the Company's 1994 Annual Report to Shareholders and the discussion of the case concerning medical benefits for retired hourly employees. In May 1995, the United Food and Commercial Workers Union, on behalf of retired workers affected by the termination of medical benefits, filed a petition for certiorari in the United States Supreme Court requesting a review of lower court decisions. Morrell has filed its brief opposing further review.

   Item 6 - Exhibits and Reports on Form 8-K

   (a) Exhibit 11 - Computation of Earnings Per
       Common Share. . . . . . . . . . . Pages 11-12

       Exhibit 27 - Financial Data Schedule. . . .**

   ** Copy omitted from this Quarterly Report on Form 10-Q. Copy included in report filed electronically with the Securities and Exchange Commission.

   (b) There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 1995.







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


May 15, 1995