Form 10-K/A
period 1994-12-31
CHIQUITA BRANDS INTERNATIONAL INC
filed 1995-06-29
CIK 101063

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



          250 East Fifth Street, Cincinnati, Ohio 45202
                          (513) 784-8011





                             PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K


    (a)  3.  Exhibits

    See Index of Exhibits (page 4) for a listing of all exhibits filed with this Annual Report on Form 10-K, as amended.





SIGNATURE

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized on June 28, 1995.

                              CHIQUITA BRANDS INTERNATIONAL, INC.



                              By /s/ William A. Tsacalis
                                 William A. Tsacalis
                                 Vice President and Controller





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

*10-c 1986 Stock Option and Incentive Plan, as amended, filed as Exhibit 10(c) to Quarterly Report on Form 10-
           Q for the quarter ended June 30, 1994

*10-d      Individual Stock  Option Plan and  Agreement, filed as
           Exhibit 4 to  Registration Statement on  Form S-8  No.
           33-25950 dated December 7, 1988

*10-e      Deferred Compensation Plan,  filed as Exhibit 10-e  to
           Annual Report on Form 10-K for the year ended December
           31, 1992

 **11      Computation of Earnings Per Common Share

 **13 Chiquita Brands International, Inc. 1994 Annual Report to Shareholders (pages 5 through 23 and inside back cover)

 **21      Subsidiaries of Registrant
 **23      Consent of Independent Auditors

 **24      Powers of Attorney





 **27      Financial Data Schedule
99(a) Annual Report on Form 11-K for the Chiquita Savings and Investment Plan for 1994

99(b)      Annual  Report on Form 11-K for the John Morrell & Co.
           Salaried Employees Incentive Savings Plan for 1994


 *   Incorporated by reference.
**   Previously filed with Securities and Exchange Commission