Form 10-Q
period 1995-06-30
CHIQUITA BRANDS INTERNATIONAL INC
filed 1995-08-11
CIK 101063

FORM 10-Q



                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


     Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934


For the Quarterly Period Ended                              Commission File
June 30, 1995                                               Number 1-1550



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

      As of August 1, 1995, there were 50,369,567 shares of Common Stock outstanding.


                              Page 1 of 12 Pages











               CHIQUITA BRANDS INTERNATIONAL, INC.

                        TABLE OF CONTENTS


                                                         Page
PART I - Financial Information

    Consolidated Statement of Income for the quarters and
     six months ended June 30, 1995 and 1994  . . . . . .   3

    Consolidated Balance Sheet as of June 30, 1995,
     December 31, 1994 and June 30, 1994  . . . . . . . .   4

    Consolidated Statement of Cash Flow for the six months
     ended June 30, 1995 and 1994   . . . . . . . . . . .   5

    Notes to Consolidated Financial Statements  . . . . .   6

    Management's Analysis of Operations and
     Financial Condition  . . . . . . . . . . . . . . . .   7


PART II - Other Information

    Item 1 - Legal Proceedings  . . . . . . . . . . . . .   8

    Item 4 - Submission of Matters to a Vote of
     Security Holders   . . . . . . . . . . . . . . . . .   8

    Item 6 - Exhibits and Reports on Form 8-K . . . . . .   9

Signature . . . . . . . . . . . . . . . . . . . . . . . .   10





Part I - Financial Information
                                  CHIQUITA BRANDS INTERNATIONAL, INC.
                             CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                               (In thousands, except per share amounts)

                                       Quarter Ended June 30,  Six Months Ended June 30,
                                          1995        1994          1995          1994
                                       ---------    ---------     ---------     ---------
Net sales                            $ 1,086,072   $1,007,121   $ 2,114,435   $ 2,063,368
Operating expenses
   Cost of sales                         876,985      793,517     1,698,236     1,634,473
   Selling, general and
     administrative                      110,130      114,337       210,282       219,216
   Depreciation                           26,511       28,766        53,044        57,193
                                       ---------    ---------     ---------     ---------
                                       1,013,626      936,620     1,961,562     1,910,882

                                       ---------    ---------     ---------     ---------
   Operating income                       72,446       70,501       152,873       152,486
Interest income                            8,541        5,571        15,349        10,741
Interest expense                         (41,806)     (41,357)      (83,534)      (85,627)
Other income, net                            549        1,730           970         2,379
                                       ---------    ---------     ---------     ---------
   Income before income taxes
     and extraordinary item               39,730       36,445        85,658        79,979
Income taxes                              (5,600)      (5,500)      (13,900)      (13,500)
                                       ---------    ---------     ---------     ---------
Income before extraordinary item          34,130       30,945        71,758        66,479

   Extraordinary loss from
     refinancing of debt                  (4,713)          --        (4,713)      (22,840)
                                       ---------    ---------     ---------     ---------
Net income                           $    29,417   $   30,945   $    67,045   $    43,639
                                       =========    =========     =========     =========
Weighted average number of common
   shares outstanding
   (see Exhibit 11)                       53,907       53,011        53,694        53,094
                                       =========    =========     =========     =========
Earnings (loss) per common share:
  Primary  -  Income before
              extraordinary item     $       .59   $      .54   $      1.26   $      1.19
           -  Extraordinary item            (.08)          --          (.09)         (.43)
           -  Net income             $       .51   $      .54   $      1.17   $       .76

  Fully    -  Income before
  diluted     extraordinary item     $       .55   $      .51   $      1.17   $      1.13
           -  Extraordinary item            (.07)          --          (.08)         (.39)
           -  Net income             $       .48   $      .51   $      1.09   $       .74
Dividends per common share           $       .05   $      .05   $       .10   $       .10

                  See Notes to Consolidated Financial Statements.





                                  CHIQUITA BRANDS INTERNATIONAL, INC.
                                CONSOLIDATED BALANCE SHEET (Unaudited)
                                 (In thousands, except share amounts)

                                              June 30,     December 31,      June 30,
                                               1995          1994             1994
                                             ---------       ---------        ---------
ASSETS
Current assets
   Cash and equivalents                    $   227,787      $  178,855      $   269,159
   Trade receivables (less allowances
     of $15,860, $14,149 and $13,086)          302,030         257,777          294,837
   Other receivables, net                       94,310          95,948           98,448
   Inventories                                 341,006         351,730          340,313
   Other current assets                         34,505          33,932           29,319
                                             ---------       ---------        ---------
     Total current assets                      999,638         918,242        1,032,076
Restricted cash                                 77,530          75,030           52,520
Property, plant and equipment, net           1,390,510       1,433,858        1,486,945
Investments and other assets                   333,645         309,721          304,627
Intangibles, net                               161,930         165,170          170,640
     Total assets                          $ 2,963,253      $2,902,021      $ 3,046,808
                                             =========       =========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Notes and loans payable                 $   120,821      $  130,163      $   129,624
   Long-term debt due within one year           76,700          91,032           83,882
   Accounts payable                            284,902         270,033          256,879
   Accrued liabilities                         161,383         162,589          148,668
     Total current liabilities                 643,806         653,817          619,053
Long-term debt of parent company               840,644         840,377          840,125
Long-term debt of subsidiaries                 533,062         524,500          550,083
Accrued pension and other
   employee benefits                           121,972         120,325          130,799
Other liabilities                              115,230         118,193          145,147
     Total liabilities                       2,254,714       2,257,212        2,285,207
                                             ---------       ---------        ---------
Shareholders' equity
   Preferred and preference stock              190,639         190,639          190,639
   Capital stock, $.33 par value
    (50,384,019, 49,300,881 and
    48,779,465 shares)                          16,795          16,434           16,260
   Capital surplus                             513,398         505,800          499,225
   Retained earnings (deficit)                   2,831         (52,940)          73,406
   Minimum pension liability adjustment        (15,124)        (15,124)         (17,929)
                                             ---------       ---------        ---------
     Total shareholders' equity                708,539         644,809          761,601
     Total liabilities and
     shareholders' equity                  $ 2,963,253      $2,902,021      $ 3,046,808
                                             =========       =========        =========

                           See Notes to Consolidated Financial Statements.





                                  CHIQUITA BRANDS INTERNATIONAL, INC.

                           CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)
                                            (In thousands)

                                                       Six Months Ended
                                                          June 30,
                                                     1995          1994
                                                    ---------     ---------
Cash provided (used) by:
Operations
   Income before extraordinary item                 $  71,758    $   66,479
   Depreciation and amortization                       56,072        60,557
   Changes in current assets and liabilities          (32,280)      (39,061)
   Other                                                  323        (2,009)
                                                     --------     ---------
        Cash flow from operations                      95,873        85,966
                                                    ---------     ---------
Investing
   Capital expenditures                               (34,801)      (71,471)
   Restricted cash deposits                            (2,500)       (1,500)
   Proceeds from sale of containers                     6,830            --
   Proceeds from sales of businesses                    5,378        52,700
   Other                                                1,217        (2,297)
                                                    ---------     ---------
        Cash flow from investing                      (23,876)      (22,568)
                                                    ---------     ---------
Financing
   Debt transactions
     Issuances of long-term debt                      196,697       212,662
     Repayments of long-term debt                    (209,142)     (284,573)
     Decrease in notes and loans payable               (2,420)       (7,447)
   Stock transactions
     Issuance of preferred stock                           --       138,369
     Issuances of capital stock                           942         2,943
     Dividends                                         (9,142)       (7,419)
                                                    ---------     ---------
        Cash flow from financing                      (23,065)       54,535
                                                    ---------     ---------
Increase in cash and equivalents                       48,932       117,933
Balance at beginning of period                        178,855       151,226
                                                    ---------     ---------

Balance at end of period                            $ 227,787    $  269,159
                                                    =========     =========

               See Notes to Consolidated Financial Statements.





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

   Inventories consist of the following (in thousands):

                                        June 30,        December 31,           June 30,
                                        1995               1994                 1994
                                    -----------       -------------          ------------
Bananas and other fresh produce     $    36,767        $     47,592          $     43,374
Meat                                     43,928              35,165                43,752
Other food products                      46,711              63,565                40,296
Growing crops                           115,730             115,177               120,002
Materials and supplies                   83,054              76,078                79,968
Other                                    14,816              14,153                12,921
                                      ---------           ---------             ---------
                                    $   341,006        $    351,730          $    340,313
                                      =========           =========             =========

    During the second quarter of 1995, the Company replaced $153 million of ship loans with loans having longer maturities totaling $187 million resulting in an extraordinary loss of $4.7
million.    The  Company  also  negotiated  an  extension  of the
maturities on another $23 million ship loan.

    In the first quarter of 1994,  the Company completed the  sale of  $175 million principal amount of 9-1/8% Senior Notes due 2004 and  2,875,000 shares of  $2.875 Non-Voting  Cumulative Preferred
Stock, Series A.   Most of  the net proceeds  from the  offerings
were used to prepay higher rate subordinated debentures. These refinancings resulted in an extraordinary loss of $22.8 million.





    In accordance with its long-standing policy to periodically hedge transactions denominated in foreign currencies, at June 30, 1995, the Company had foreign exchange forward contracts to ensure conversion of approximately $150 million of foreign sales commitments for the remainder of 1995 at an average exchange rate
of 1.52  Deutsche marks  per  dollar.   The fair  value of  these
contracts, based  on quoted market prices,  was approximately $16
million.   The  Company also  had option  contracts which  ensure
conversion through 1996 of approximately $130 million of foreign sales at a rate not higher than 1.45 Deutsche marks per dollar and approximately $120 million of foreign sales at a rate not higher than 1.43 Deutsche marks per dollar or lower than 1.29
Deutsche  marks per  dollar.    The  fair  value  of  the  option
contracts, based on quoted market prices, was not significant.





               CHIQUITA BRANDS INTERNATIONAL, INC.

                     MANAGEMENT'S ANALYSIS OF
                OPERATIONS AND FINANCIAL CONDITION


OPERATIONS

   Net sales for the quarter ended June 30, 1995 increased 7.8% from the same quarter last year primarily as a result of higher prices for fresh fruit. Net sales for the first half of 1995 increased 2.5% from the prior year level primarily as a result of these higher prices, partially offset by a 2.6% decrease in sales for the first quarter of 1995 as a result of the sale of the Company's specialty meat operations during the prior year first quarter.

   Operating income for the quarter and six months was $72.4 million and $152.9 million in 1995 compared to $70.5 million and $152.5 million in 1994, with lower earnings from the sale of bananas offset by improved earnings from other food products within the Chiquita operations segment. Higher banana operating costs, including the impact of higher paper prices, implementation of the banana Framework Agreement between the European Union, Colombia and Costa Rica, and reduced first quarter Honduran production, offset the benefit of a higher average worldwide banana price. Although improved, second quarter and first half operating income for the Company's Meat Division held for sale was not significant in either 1995 or 1994.

   Net interest expense for the quarter and first half decreased from the prior year as a result of a higher average yield earned on invested cash balances during 1995 and debt refinancing and reduction activities since the beginning of 1994.

   The Company's effective tax rate is affected by the level and mix of income between various domestic and foreign jurisdictions in which the Company operates.

FINANCIAL CONDITION

   The $49 million increase in cash and equivalents during the first half of 1995 resulted primarily from operating cash flow. Cash used for capital expenditures was $35 million and proceeds from the sales of container equipment and the Company's New Zealand fresh produce distribution business amounted to $12 million.





Part II - Other Information

   Item 1 - Legal Proceedings

      Reference is made to (a) Part I, Item 1 - "Business-Meat Division Held for Sale-Labor relations" in the Company's 1994 Form 10-K, (b) Note 2 to the Company's Consolidated Financial Statements included in the Company's 1994 Annual Report to Shareholders and (c) Part II, Item 1 - "Legal Proceedings" in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995 and the discussion of the case concerning medical benefits for retired hourly employees. In June 1995, the United States Supreme Court denied the union's request for a review of the matter and, therefore, the lower court decisions in favor of Morrell stand.

      Reference is made to Part I, Item 3 - "Legal Proceedings" in the Company's 1994 Form 10-K and the discussion of the cases pending in U.S. District Courts in Texas alleging injuries as a result of exposure to DBCP, an agricultural chemical. In all of the cases, motions have been filed by defendants for dismissal of the cases from U.S. federal court to a more appropriate forum in the foreign countries where the plaintiffs reside. Concurrently, the plaintiffs filed motions to remand the cases to Texas state court. In July 1995, two of the cases were remanded to Texas state court while the remaining cases were dismissed in favor of actions in the plaintiffs' home countries (subject to various conditions, including the defendants submitting to jurisdiction in the plaintiffs' home countries). The Company continues to vigorously defend itself in these cases.

   Item 4 - Submission of Matters to a Vote of Security Holders

      In connection with the election of eight directors of the Company, proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934 and the following votes were made at the Company's Annual Meeting of Shareholders held on May 10, 1995:

            Name             Votes For    Votes Withheld
      Carl H. Lindner        44,910,167       584,733
      Keith E. Lindner       44,969,764       525,136
      S. Craig Lindner       44,931,184       563,716
      Fred J. Runk           44,942,667       552,233
      Jean Head Sisco        44,963,580       531,320
      William W. Verity      44,948,222       546,678
      Oliver W. Waddell      44,990,468       504,432
      Ronald F. Walker       44,955,734       539,166

   Proxies representing 7,972,068 shares were not voted.





   Item 6 - Exhibits and Reports on Form 8-K
                                                     Page
                                                     Numbers
  (a)    Exhibit 11 - Computation of Earnings Per
         Common Share   . . . . . . . . . . . . . . . 11-12

         Exhibit 27 - Financial Data Schedule   . . . **

      ** Copy omitted  from this Quarterly  Report on Form  10-Q.
         Copy included in report filed electronically with the Securities and Exchange Commission.


  (b) The following report on Form 8-K was filed during the quarter ended June 30, 1995:

         April 27, 1995 -to report the Company's announcement of results of operations for the quarter ended
                   March 31, 1995.









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




August 11, 1995