Form 10-Q
period 1995-09-30
CHIQUITA BRANDS INTERNATIONAL INC
filed 1995-11-14
CIK 101063

FORM 10-Q



                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


     Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934


For the Quarterly Period Ended                              Commission File
September 30, 1995                                          Number 1-1550



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

      As of November 1, 1995, there were 54,208,647 shares of Common Stock outstanding.


                              Page 1 of 12 Pages











               CHIQUITA BRANDS INTERNATIONAL, INC.

                        TABLE OF CONTENTS


                                                            Page
PART I - Financial Information

    Consolidated Statement of Income for the quarters and
     nine months ended September 30, 1995 and 1994  . . . . .   3

    Consolidated Balance Sheet as of September 30, 1995,
     December 31, 1994 and September 30, 1994   . . . . . . .   4

    Consolidated Statement of Cash Flow for the nine months
     ended September 30, 1995 and 1994  . . . . . . . . . . .   5

    Notes to Consolidated Financial Statements  . . . . . . .   6

    Management's Analysis of Operations and
     Financial Condition  . . . . . . . . . . . . . . . . . .  7 - 8


PART II - Other Information

    Item 1 - Legal Proceedings  . . . . . . . . . . . . . . .   9

    Item 6 - Exhibits and Reports on Form 8-K . . . . . . . .   9

Signature . . . . . . . . . . . . . . . . . . . . . . . . . .  10



Part I - Financial Information
                                      CHIQUITA BRANDS INTERNATIONAL, INC.
                                 CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                                   (In thousands, except per share amounts)

                                               Quarter Ended                 Nine Months Ended
                                               September 30,                  September 30,
                                             1995       1994              1995           1994
Net sales                               $    950,527   $   900,941   $    3,064,962   $   2,964,309
                                            --------      --------       ----------       ---------
Operating expenses
   Cost of sales                             796,285       810,487        2,494,521       2,444,960
   Selling, general and administrative       103,858       106,169          314,140         325,385
   Depreciation                               27,205        28,459           80,249          85,652
                                            --------      --------       ----------       ---------
                                             927,348       945,115        2,888,910       2,855,997
                                            --------      --------       ----------       ---------
Operating income (loss)                       23,179       (44,174)         176,052         108,312
Interest income                                7,345         4,740           22,694          15,481
Interest expense                             (41,567)      (41,612)        (125,101)       (127,239)
Other income, net                                 52           394            1,022           2,773
                                            --------      --------       ----------       ---------
   Income (loss) before income
     taxes and extraordinary item            (10,991)      (80,652)          74,667            (673)
Income taxes                                      --            --          (13,900)        (13,500)
                                            --------      --------       ----------       ---------
Income (loss) before
   extraordinary item                        (10,991)      (80,652)          60,767         (14,173)
   Extraordinary loss from
     debt refinancing                             --            --           (4,713)        (22,840)
                                            --------      --------       ----------       ---------
Net income (loss)                       $    (10,991)  $   (80,652)  $       56,054   $     (37,013)
                                            ========      ========       ==========       =========
Weighted average number of
   common shares outstanding
   (see Exhibit 11)                           53,368        52,054           53,585          51,939
                                            ========      ========       ==========       =========
Earnings (loss) per common share:
   Primary - Income (loss) before
             extraordinary item         $       (.24)  $     (1.59)  $         1.02   $       (.37)
           - Extraordinary item                   --            --             (.09)          (.44)
                                            --------      --------       ----------      ---------
           - Net income (loss)          $       (.24)  $     (1.59)  $          .93   $       (.81)
                                            ========      ========       ==========      =========
   Fully
  diluted  - Income (loss) before
             extraordinary item         $       (.24)  $     (1.59)  $          .99   $       (.37)
           - Extraordinary item                   --            --             (.08)          (.44)
                                            --------      --------       ----------      ---------
           - Net income (loss)          $       (.24)  $     (1.59)  $          .91   $       (.81)
                                            ========      ========       ==========      =========
Dividends per common share              $        .05   $       .05   $          .15   $        .15
                                            ========      ========       ==========      =========

                       See Notes to Consolidated Financial Statements.





                                      CHIQUITA BRANDS INTERNATIONAL, INC.

                                    CONSOLIDATED BALANCE SHEET (Unaudited)
                                     (In thousands, except share amounts)

                                              September 30,       December 31,      September 30,
                                                  1995               1994                1994
ASSETS
Current assets
   Cash and equivalents                         $    223,675     $    178,855     $   151,292
   Trade receivables (less allowances
     of $14,189, $14,149 and $14,288)                278,505          257,777         284,880
   Other receivables, net                             92,006           95,948          95,983
   Inventories                                       366,311          351,730         373,585
   Other current assets                               34,568           33,932          33,728
                                                    --------         --------        --------
     Total current assets                            995,065          918,242         939,468
Restricted cash                                       69,530           75,030          69,592
Property, plant and equipment, net                 1,323,872        1,433,858       1,482,766
Investments and other assets                         335,286          309,721         301,399
Intangibles, net                                     160,641          165,170         164,050
     Total assets                               $  2,884,394     $  2,902,021     $ 2,957,275
                                                    ========         ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Notes and loans payable                      $    133,596     $    130,163     $   123,024
   Long-term debt due within one year                 66,460           91,032          89,201
   Accounts payable                                  262,217          270,033         258,693
   Accrued liabilities                               171,959          162,589         155,292
                                                    --------         --------        --------
     Total current liabilities                       634,232          653,817         626,210
Long-term debt of parent company                     840,783          840,377         840,251
Long-term debt of subsidiaries                       479,523          524,500         554,010
Accrued pension and other employee
   benefits                                          119,334          120,325         125,894
Other liabilities                                    116,153          118,193         134,171
     Total liabilities                             2,190,025        2,257,212       2,280,536
                                                    --------         --------        --------
Shareholders' equity
   Preferred and preference stock                    138,369          190,639         190,639
   Capital stock, $.33 par value (53,807,078,
     49,300,881 and 48,893,012 shares)                17,936           16,434          16,298
   Capital surplus                                   567,005          505,800         500,553
   Retained deficit                                  (13,817)         (52,940)        (12,822)
   Minimum pension liability adjustment              (15,124)         (15,124)        (17,929)
     Total shareholders' equity                      694,369          644,809         676,739
                                                    --------         --------        --------
   Total liabilities and shareholders'
     equity                                     $  2,884,394     $  2,902,021     $ 2,957,275
                                                    ========         ========        ========

                        See Notes to Consolidated Financial Statements.





                                      CHIQUITA BRANDS INTERNATIONAL, INC.

                                CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)
                                                (In thousands)

                                                                      Nine Months Ended
                                                                        September 30,
                                                                     1995             1994

Cash provided (used) by:
Operations
   Income (loss) before extraordinary item                      $    60,767      $   (14,173)
   Depreciation and amortization                                     84,780           90,559
   Write-downs of farms and cultivations                                 --           24,600
   Changes in current assets and liabilities                        (54,980)         (55,308)
   Other                                                            (13,577)          (1,078)
                                                                   --------         --------
        Cash flow from operations                                    76,990           44,600
                                                                   --------         --------
Investing
   Capital expenditures                                             (57,353)        (124,632)
   Sales of fresh fruit shipping and distribution assets            102,708               --
   Sale of meat operations                                               --           52,700
   Restricted cash deposits                                           5,500          (18,572)
   Other                                                             (2,252)          (7,248)
                                                                   --------         --------
        Cash flow from investing                                     48,603          (97,752)
                                                                   --------         --------
Financing
   Debt transactions
     Issuances of long-term debt                                    202,115          263,731
     Repayments of long-term debt                                  (281,216)        (326,208)
     Increase (decrease) in notes and loans payable                   9,967          (13,988)
   Stock transactions
     Issuance of preferred stock                                         --          138,369
     Issuances of capital stock                                       2,093            3,242
     Dividends                                                      (13,732)         (11,928)
                                                                   --------         --------
        Cash flow from financing                                    (80,773)          53,218
                                                                   --------         --------
Increase in cash and equivalents                                     44,820               66
Balance at beginning of period                                      178,855          151,226
                                                                   --------         --------
Balance at end of period                                        $   223,675      $   151,292
                                                                   ========         ========



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

   Inventories consist of the following (in thousands):

                                            September 30,             December 31,            September 30,
                                               1995                     1994                     1994
Bananas and other fresh produce            $     41,638              $     47,592           $    44,498
Meat                                             44,115                    35,165                45,201
Other food products                              77,672                    63,565                74,167
Growing crops                                   116,046                   115,177               115,208
Materials and supplies                           72,602                    76,078                81,249
Other                                            14,238                    14,153                13,262
                                               --------                  --------              --------
                                           $    366,311              $    351,730           $   373,585
                                               ========                  ========              ========

    During the second quarter of 1995, the Company replaced $153 million of ship loans with loans having longer maturities totaling $187 million resulting in an extraordinary loss of $4.7
million.    The  Company  also negotiated  an  extension  of  the
maturities on another $23 million ship loan.

    In the first quarter of 1994, the Company completed the sale of $175 million principal amount of 9-1/8% Senior Notes due 2004 and 2,875,000 shares of $2.875 Non-Voting Cumulative Preferred
Stock, Series A.   Most of  the net proceeds  from the  offerings
were used to  prepay higher rate subordinated debentures.   These
refinancings resulted in an extraordinary loss of $22.8 million.

    In accordance  with its long-standing  policy to  periodically
hedge   transactions  denominated   in  foreign   currencies,  at
September 30, 1995, the Company had foreign exchange forward contracts to ensure conversion of approximately $95 million of foreign sales commitments for the remainder of 1995 at an average exchange rate of 1.51 Deutsche marks per dollar. The fair value
of  these   contracts,  based   on  quoted  market   prices,  was
approximately $5 million.   The Company also had option contracts
which ensure conversion through 1996 of approximately $95 million of foreign sales at a rate not higher than 1.44 Deutsche marks





per  dollar and  approximately $175 million  of foreign  sales at a rate not higher  than 1.45  Deutsche marks per  dollar or  lower
than  1.33 Deutsche  marks per  dollar.   The carrying value of the
option contracts, and the fair value based on quoted market prices, were not significant.

    On September 7, 1995, $52.3 million of Series C Mandatorily Exchangeable Cumulative Preference Stock converted back into
3,241,546 shares of Chiquita's capital stock in accordance with the terms of the Series C Preference shares.





               CHIQUITA BRANDS INTERNATIONAL, INC.

                     MANAGEMENT'S ANALYSIS OF
                OPERATIONS AND FINANCIAL CONDITION


OPERATIONS

   Net sales for the quarter  ended September 30, 1995  increased
5.5% from the same quarter last year primarily as a result of increased sales for the Company's Meat Division held for sale. Operating income for the third quarter was $23.2 million in 1995 compared to an operating loss of $44.2 million in 1994. Operating income included the following:

   - in 1995, a net gain of $5.8 million resulting principally from the sale of older ships; and,

   - in 1994, charges and losses of $57.2 million resulting primarily from farm closings and write-downs of banana cultivations in Honduras, and the substantial reduction of the Company's Japanese "green" banana trading operations.

In addition to the above, operating income for the 1995 third quarter reflects earnings improvements from the sale of bananas and other food products within the Chiquita operations segment.

   Net sales for the nine-month period increased 3.4% from the prior year level primarily as a result of higher fresh fruit
prices.   Nine-month operating income improved  to $176.1 million
in 1995 compared to $108.3 million in 1994, reflecting the effects of the items described above, higher banana prices in markets outside the European Union ("EU") since early in the
second  quarter,   and  earnings  improvements  from  other  food
products within the Chiquita operations segment. These favorable effects on operating income were partially offset by higher banana operating costs, including the impact of implementation of the banana Framework Agreement between the EU, Colombia and Costa
Rica, and higher  paper costs.   Following higher  pricing in  the
first half of 1995, banana pricing in the EU has been lower during the 1995 third quarter and fourth quarter to date primarily as a result of the recent overissuance of quarterly import licenses to European-based banana companies as relief for
hurricane damage sustained  in the Caribbean.   Third quarter and
nine-month results for the Company's Meat Division held for sale were not significant in either 1995 or 1994.

   Net interest expense for the quarter and nine months decreased from the prior year as a result of a higher average yield earned on invested cash balances during 1995 and debt refinancing and reduction activities since the beginning of 1994.





   The Company's effective tax rate is affected by the level and mix of income between various domestic and foreign jurisdictions in which the Company operates.

FINANCIAL CONDITION

   The $45 million increase in cash and equivalents during the nine months ended September 30, 1995 resulted primarily from cash
flow from operations.   Proceeds received from  the sale of
older ships and container equipment during this period have been used primarily to prepay related long-term debt. As a result of these prepayments, as well as the refinancings completed during the second quarter of 1995, current maturities of long-term debt have been reduced to $66 million, including $33 million for shipping-related financings.





OTHER

   As previously announced, on October 6, 1995, Chiquita entered into a letter of intent with Smithfield Foods, Inc. ("Smithfield") relating to the sale of the Meat Division. The letter of intent calls for a sale price of $58 million, consisting of $25 million in cash and $33 million of Smithfield common stock. The transaction, which is expected to close around the end of the year, is subject to negotiation and execution of a definitive agreement and receipt of all necessary governmental regulatory approvals.

   Reference is made to Part I, Item 1 - "Business-Risks of International Operations" in the Company's 1994 Form 10-K and "Management's Analysis of Operations and Financial Condition" in the Company's 1994 Annual Report to Shareholders and the discussion of the EU quota, the Framework Agreement and the
Section 301 petition to the Office of the U.S. Trade Representative ("USTR") under Section 301 of the U.S. Trade Act of 1974 ("Section 301"). On September 28, 1995, based on information obtained in the USTR's investigation under Section 301, the United States, joined by Guatemala, Honduras and Mexico, commenced a new international trade challenge against the EU regime using the procedures of the new World Trade Organization ("WTO"). Also on that date, the USTR announced it was continuing related Section 301 investigations of the banana export practices of Colombia and Costa Rica, which have implemented their Framework Agreement with the EU. Both the WTO and Section 301 authorize retaliatory measures, such as tariffs or withdrawal of trade concessions, against the offending countries. However, there can be no assurance as to the results of the WTO and
Section 301 proceedings, the nature and extent of actions that may be taken by the United States or other adversely affected countries, or the impact on the EU quota regime or the Framework Agreement.





Part II - Other Information

   Item 1 - Legal Proceedings

      Reference is made to  Part I, Item 3 -  "Legal Proceedings"
   in the Company's 1994 Form 10-K and Part II, Item 1 - "Legal Proceedings" in the Company's Quarterly Report on Form 10-Q
   for the quarter ended June 30, 1995 and the discussion of the cases pending in various state and federal courts alleging injuries as a result of exposure to DBCP, an agricultural
   chemical.   In October  1995, several of the  cases pending in
   federal court in Texas, involving approximately 80% of all plaintiffs, were dismissed on the grounds that courts in the plaintiffs' home countries (limited to Costa Rica, Panama and the  Philippines in  cases  involving the  Company)  were more
   appropriate  forums  for  pursuing  their  claims.    The  two
   remaining cases, involving approximately 4,500 plaintiffs, including approximately 600 who claim injuries for which they allege the Company is liable, were remanded to Texas state
   courts,   where  procedural   matters   are   currently  being
   addressed, including changing venue and  adding third party
   defendants.   A new  suit  was filed  in August  1995 in  a
   state court  in Louisiana by approximately 4,000  plaintiffs, most of whom are foreign citizens alleging similar injuries. This case was removed to U.S. District Court where defendants' motion to dismiss in favor of more appropriate forums and plaintiffs' motion to remand to state court are pending.
   The Company continues  to vigorously  defend itself in  these
   cases.   The Company believes  it has a  number of meritorious
   defenses in these cases, including that at all times during which it used DBCP commercially, the product was registered for use by the United States Environmental Protection Agency.
   In addition, the Company ceased using the product on a commercial basis in 1977, promptly after learning that health hazards might exist.

      Reference is also made to Part I, Item 1 - "Business-Meat Division Held for Sale-Regulation" in the Company's 1994 Form 10-K and the discussion of the investigation by the United States Environmental Protection Agency and Department of Justice ("DOJ") of deficiencies relating to the wastewater treatment facility at the John Morrell & Co. ("Morrell") Sioux Falls plant. Morrell and DOJ have now entered into a partial civil consent decree, subject to certain procedural approvals, pursuant to which Morrell neither admits nor denies any liability. The amount of civil penalties, if any, to be imposed will be resolved later. The consent decree requires Morrell to continue to comply with its wastewater permit conditions, to undertake certain monitoring, maintenance and reporting requirements for a one-year period from August 1995 to August 1996, and to make certain capital improvements at the facility, none of which is expected to have a material financial impact.





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

(b) There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 1995.









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




November 14, 1995