Form 10-K
period 1995-12-31
CHIQUITA BRANDS INTERNATIONAL INC
filed 1996-03-26
CIK 101063

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                             FORM 10-K
        Annual Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934
  For the Fiscal Year Ended             Commission File
  December 31, 1995                     Number 1-1550
                CHIQUITA BRANDS INTERNATIONAL, INC.
  Incorporated under the                I.R.S. Employer I.D.
  Laws of New Jersey                    No. 04-1923360
           250 East Fifth Street, Cincinnati, Ohio 45202
                           (513) 784-8000
  Securities registered pursuant to Section 12(b) of the Act:
                                        Name of Each
                                        Exchange On
  Title of Each Class                   Which Registered
  -------------------------             -------------------------
  Capital Stock ($.33 par value)        New York, Pacific, Boston
  $2.875 Non-Voting Cumulative Preferred
    Stock, Series A                     New York
  10-1/2% Subordinated Debentures due
    August 1, 2004                      New York, Pacific

  Securities registered pursuant to Section 12(g) of the Act:
  None
  Other securities for which reports are submitted pursuant to
  Section 15(d) of the Act:
       9-1/8% Senior Notes due March 1, 2004
       9-5/8% Senior Notes due January 15, 2004
       11-1/2% Subordinated Notes due June 1, 2001

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
  for the past 90 days.  Yes   X    No _____
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
  amendment to this Form 10-K.  [      ]
     As of March 1, 1996, there were 55,153,531 shares of Common Stock outstanding. The aggregate market value of Common Stock held by non-affiliates at March 1, 1996 was approximately $485 million.
                Documents Incorporated by Reference
     Portions of the Chiquita Brands International, Inc. 1995 Annual Report to Shareholders are incorporated by reference in Parts I and II. Portions of the Chiquita Brands International, Inc. Proxy Statement for the 1996 Annual Meeting of Shareholders are incorporated by reference in Part III.

                CHIQUITA BRANDS INTERNATIONAL, INC.

                         TABLE OF CONTENTS

                                                       Page
  Part I

     Item 1.  Business                                    1
     Item 2.  Properties                                  6
     Item 3.  Legal Proceedings                           7
     Item 4.  Submission of Matters to a Vote
              of Security Holders                         8
     Executive Officers of the Registrant                 8


  Part II
     Item 5.  Market for Registrant's Common
              Equity and Related Stockholder Matters      9
     Item 6.  Selected Financial Data                     9
     Item 7.  Management's Discussion and
              Analysis of Financial Condition and
              Results of Operations                       9
     Item 8.  Financial Statements and Supplementary
              Data                                        9
     Item 9.  Changes in and Disagreements with
              Accountants on Accounting and
              Financial Disclosure                        9

  Part III
     Item 10. Directors and Executive Officers of
              the Registrant                              10
     Item 11. Executive Compensation                      10
     Item 12. Security Ownership of Certain
              Beneficial Owners and Management            10
     Item 13. Certain Relationships and Related
              Transactions                                10

  Part IV
     Item 14. Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K                     10

  Signatures                                              12

                               PART I
                      ------------------------
  ITEM 1 - BUSINESS
  ----------------------------------
                              GENERAL
                     -------------------------
     Chiquita Brands International, Inc. ("Chiquita" or the "Company") is a leading international marketer, producer and distributor of bananas and other quality fresh and processed food products sold under the Chiquita and other brand names. In addition to bananas, these products include other tropical fruit, such as mangoes, kiwi and citrus, and a wide variety of other fresh produce. The Company's operations also include fruit and vegetable juices and beverages; processed bananas and other processed fruits and vegetables; fresh cut and ready-to-eat salads; and edible oil-based consumer products. With the completion of the sale of its meat business in December 1995, the Company's continuing operations constitute its only industry segment. See Note 2 to the Consolidated Financial Statements included in the Company's 1995 Annual Report to Shareholders, which is incorporated herein by reference.

     In recent years, the Company has capitalized on its "Chiquita" and other premium brand names by building on its worldwide leadership position in the marketing, distribution and sourcing of bananas and by expanding its quality fresh fruit and vegetable operations. Chiquita has benefited from its multi-year investment spending program and its restructuring and cost reduction efforts to significantly reduce production, distribution and overhead costs. (See "Distribution and Logistics" and "Sourcing" below and ITEM 2 - PROPERTIES.) Its restructuring and cost reduction efforts also included measures to reorganize the Company's European banana operations to adjust to a quota which effectively restricts the volume of Latin American bananas imported into the European Union, as well as to the banana Framework Agreement which authorizes the imposition of additional restrictive and discriminatory quotas and export licenses on non-European banana marketing firms. (See RISKS OF INTERNATIONAL OPERATIONS below.) In addition to the sale of its meat business, in 1995 Chiquita completed additional steps in its ongoing program to improve shareholder value. These included sales of older ships, the sale of the Costa Rican operations of its Numar edible oils group, the shut-down of a portion of the Company's juice operations and the reconfiguration of banana production assets. See "Management's Analysis of Operations and Financial Condition" and Notes 2 and 3 to the Consolidated Financial Statements included in the Company's 1995 Annual Report to Shareholders.

     No individual customer accounted for more than 10% of the Company's consolidated net sales during any of the last three years. See "Management's Analysis of Operations and Financial

  Condition," which is incorporated by reference in Item 7 herein from the Company's 1995 Annual Report to Shareholders, for a discussion of factors affecting results of the Company's operations for 1995, 1994 and 1993. Factors which may cause fluctuations in the results of operations are also discussed in the description of the Company's operations below.

  Fresh Food Products
  -----------------------------
     The Company markets an extensive line of fresh fruits and vegetables sold under the "Chiquita" and other brand names. The core of Chiquita's fresh foods operations is the marketing, distribution and sourcing of bananas. Sales of bananas accounted for approximately 60% of consolidated net sales in each of the last three years.
                                  -1-

     Chiquita believes it derives competitive benefits in the marketing, distribution and sourcing of fresh foods through its:

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

     Marketing.   Chiquita markets bananas under brand names
  including "Chiquita," "Chiquita Jr.," "Consul," "Amigo," "Chico" and "Bananos." In 1995, Chiquita sold approximately one-half of its total banana volumes in Europe and over 40% of its banana volumes in North America. As a result of a decision in 1994 to significantly scale back "green" banana trading operations in Japan, sales of bananas in the Far East market are no longer a significant portion of the Company's total banana net sales.

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

     Banana marketing is highly competitive. In order to compete successfully, Chiquita must be able to source bananas of uniformly high quality and distribute them in worldwide markets on a timely basis. A limited number of competitors account for most of the banana imports throughout the world. The Company believes it sells more bananas than any of its competitors, accounting for approximately one-fourth of all bananas imported into its principal markets. While smaller companies, including growers' cooperatives, are a competitive factor, Chiquita's principal competitors are a limited number of large international companies.

     Although production of bananas tends to be relatively stable throughout the year, competition in the sale of bananas comes not only from bananas sold by others, but also from other fresh fruit which may be seasonal in nature. The resulting seasonal variations in demand cause banana pricing to be seasonal, with the first six months of the calendar year being the stronger period.

     Through a network of fresh fruit and vegetable operations in Europe, North America and the Pacific Rim, Chiquita sells and distributes a variety of quality fruit and vegetable products. These products include

                                -2-

  quality fresh fruit such as apples, apricots, cherries, grapes, peaches, pears, plums, strawberries and tomatoes sold under the "Chiquita," "Frupac" and other brand names; and a wide variety of fresh vegetables including asparagus, beans, broccoli, carrots, celery, lettuce, onions and potatoes sold under the "Premium" and various other brand names. Certain of these operations involve both the production and marketing of fresh fruits and vegetables while others involve only marketing. These businesses compete against numerous other regional fresh fruit and vegetable producers and distributors. No single competitor has a dominant market share in this industry due to the regionalized nature of these businesses.

     Distribution and Logistics. Transportation expenses comprise approximately one-fourth of the total costs incurred by Chiquita in its sale of tropical fruit. Chiquita ships its tropical fruit in vessels owned or chartered by the Company. All of Chiquita's tropical fruit shipments into the North American market are delivered using pallets or containers that minimize damage to the product by eliminating the need to handle individual boxes. As a result of a multi-year investment program, now completed, and the elimination of a substantial amount of chartered ship capacity under Chiquita's restructuring program, Chiquita now owns or controls under long-term lease approximately 80% of its aggregate shipping capacity. The remaining capacity is operated under contractual arrangements having terms of less than two years. (See also ITEM 2 - PROPERTIES below and Notes 5 and 6 to the Consolidated Financial Statements.) Chiquita also operates loading and unloading facilities which it owns or leases in Central and South America and various ports of destination.

     Sourcing. Chiquita has a greater number and geographic diversity of sources of bananas than any of its competitors. During 1995, approximately one-third of all bananas sold by Chiquita were sourced from Panama. Bananas are sourced from numerous other countries, including Colombia, Costa Rica, Ecuador, Guatemala and Honduras which comprised 6% to 23% (depending on the country) of bananas sold by Chiquita during 1995.

     In 1995, approximately two-thirds of the bananas sourced by Chiquita were produced by subsidiaries and the remainder were purchased under purchase fruit arrangements from suppliers. Under certain of the purchase fruit arrangements, which require less initial capital investment by the Company than owned production facilities, Chiquita furnishes financial and technical assistance to its suppliers to support the production and preparation of bananas for shipment. No single supplier provided a significant portion of the bananas sold by Chiquita in 1995.

     Bananas are vulnerable to adverse local weather conditions, which are quite common but difficult to predict, and to crop disease. These factors, which may result in lower sales volume and increased costs, may also restrict worldwide supplies and result in increased prices for bananas. However, competitors may be affected differently depending upon their ability to obtain adequate supplies from sources in other geographic areas. Chiquita's overall risk from these factors, as well as from political changes in countries where bananas are grown, is reduced by the low concentration of its banana production in individual producing locations.

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

                                -3-
  Processed Food Products
  ----------------------------------------
     Chiquita's processed food products include fruit and vegetable juices sold primarily in the United States; processed fruit and vegetables, including processed bananas, sold worldwide under the "Chiquita," "Friday" and other brands; fresh cut and ready-to-eat salads sold in the United States under the "Club Chef" and "Naked Foods" brands; and other consumer products (primarily edible oils) sold in Honduras under the "Numar" and other brand names.

     Chiquita branded fruit juices include a full line of tropical blends which are manufactured by others to Chiquita's specifications and sold in shelf-stable, refrigerated and frozen varieties. Shelf stable individual servings come in three blends, "Caribbean Splash," "Tropical Paradise" and "Calypso Breeze," and are sold through club stores and mass merchandisers throughout most of the United States. In December 1995, the Company ceased direct marketing efforts of its refrigerated and frozen product lines and licensed these lines to a national fruit juice producer. In addition to the three tropical blends above, the refrigerated and frozen lines include "Cranberry Seabreeze," "Raspberry Passion," "Hawaiian Sunrise" and "Orange Banana." The Company also produces and markets natural fresh fruit and vegetable juices sold under the "Chiquita," "Ferraro's Earth Juice" and "Naked Juice" brands.

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

     In December 1995, the Company sold the Costa Rican operations of its Numar Group to a group consisting primarily of Costa Rican and Panamanian investors. The Company's remaining consumer products operations in Central America are conducted through a 50%-owned joint venture which owns the Numar Group's former Honduran edible oils business. The joint venture sells its products under the "Numar," "Clover" and other brand names and competes principally against a number of small local firms and subsidiaries of multinational corporations.


                 RISKS OF INTERNATIONAL OPERATIONS
         -------------------------------------------------

     Information about the Company's operations by geographic area is included in Note 13 to the Consolidated Financial Statements included in the Company's 1995 Annual Report to Shareholders and is incorporated herein by reference.
     On July 1, 1993, the European Union ("EU") implemented a new quota effectively restricting the volume of Latin American bananas imported into the EU. Implementation of the quota had the effect of decreasing the Company's volume and market share in Europe. The quota is administered through a licensing system and grants preferred status to producers and importers within the EU and its former colonies, while imposing quotas and tariffs on bananas imported from other sources, including Latin America, Chiquita's primary source of fruit. Since imposition of the EU quota regime, prices within the EU have increased to a higher

                                -4-

  level than the levels prevailing prior to the quota. Banana prices in other worldwide markets, however, have been lower than in years prior to the EU quota, as the displaced EU volume has entered those markets. In two separate rulings, General Agreement on Tariffs and Trade ("GATT") panels found this banana policy to be illegal. In March 1994, four of the countries which had filed GATT actions against the EU banana policy (Costa Rica, Colombia, Nicaragua and Venezuela) reached a settlement with the EU by signing a "Framework Agreement." The Framework Agreement authorizes the imposition of additional restrictive and discriminatory quotas and export licenses on U.S. banana marketing firms, while leaving EU firms exempt. Costa Rica and Colombia implemented this agreement in 1995, significantly increasing the Company s cost to export bananas from these sources. Three additional European countries (Sweden, Finland and Austria) joined the EU effective January 1, 1995. These countries, which had substantially unrestricted banana markets in which the Company supplied a significant portion of the bananas, are in the process of transition to the restrictive EU quota and licensing environment. The timing and exact nature of any adjustments in the quota and licensing regulations that will be made for these new EU members have not yet been determined. Implementation of the quota regime continues to evolve and there can be no assurance that the EU banana regulation will not change further.

     In September 1994, Chiquita and the Hawaii Banana Industry Association made a joint filing with the Office of the U.S. Trade Representative ("USTR") under Section 301 of the U.S. Trade Act of 1974, charging that the EU quota and licensing regime and the Framework Agreement are unreasonable, discriminatory, and a burden and restriction on U.S. commerce. In response to this petition, the U.S. Government initiated formal investigations of the EU banana import policy and of the Colombian and Costa Rican Framework Agreement export policies. In January 1995, the U.S. Government announced a preliminary finding against the EU banana import policy and in September 1995, based on information obtained in the USTR's investigation under Section 301, the United States, joined by Guatemala, Honduras and Mexico, commenced a new international trade challenge against the EU regime using the procedures of the World Trade Organization ("WTO"). In January 1996, the USTR announced that it had found the banana Framework Agreement export policies of Costa Rica and Colombia to be unfair. The USTR further announced it was not imposing sanctions at that time, pending further consultations with those countries to eliminate harm to U.S. commerce. In February 1996, Ecuador, the world's largest exporter of bananas, joined the United States, Guatemala, Honduras and Mexico in challenging the EU regime under the WTO. Both the WTO and Section 301 authorize retaliatory measures, such as tariffs or withdrawal of trade concessions, against the offending countries. However, there can be no assurance as to the results of the WTO and Section 301 proceedings, the nature and extent of actions that may be taken by the United States or other adversely affected countries, or the impact on the EU quota regime or the Framework Agreement.

     Certain of the Company's operations are heavily dependent upon products grown and purchased in Central and South America. These activities, a significant factor in the economies of many of the countries where the Company produces and purchases bananas and other agricultural and consumer products, are subject to risks that are inherent in operating in such countries, including government regulation, currency restrictions and other restraints, risks of expropriation and burdensome taxes. There is also a risk that legal or regulatory requirements will be changed or that administrative policies will change. Certain of these activities are substantially dependent upon leases and other agreements with the governments of these countries.

     The Company leases all the agricultural land it uses in Panama from the Republic of Panama under lease and operating agreements which automatically renew each year unless canceled by either party on four years' prior notice. In the event of termination of the agreements, the government of Panama, which previously purchased such agricultural lands from the Company, has the right to purchase other Panamanian assets of the Company at specified values which approximate carrying value but may be less than market value.
                                -5-

     Certain facilities in Honduras previously owned by the Company were transferred in prior years to the government of Honduras with provision for their subsequent use by the Company. Such facilities include a railroad which the Company operates under a lease with the government of Honduras which expires on December 31, 1998.

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

     The Company's operations are conducted in many areas of the world and involve transactions in a variety of currencies. Results of its operations may be significantly affected by fluctuations of currency exchange rates. Such fluctuations affect the Company's banana operations because many of its costs are incurred in currencies different from those that are received from the sale of bananas in non-U.S. markets, and there is normally a time lag between the incurrence of such costs and collection of the related sales proceeds. The Company's policy is to exchange local currencies for dollars immediately upon receipt, thus reducing exchange risk. The Company also engages from time to time in various hedging activities to further minimize potential losses on cash flows originating in currencies other than the U.S. dollar. See Notes 1 and 8 to the Consolidated Financial Statements and "Management's Analysis of Operations and Financial Condition" included in the Company's 1995 Annual Report to Shareholders for information with respect to currency exchange.

                          LABOR RELATIONS
             -----------------------------------------
     The Company employs a total of approximately 36,000 associates. Approximately 32,000 of these associates are employed in Central and South America, including 28,000 workers covered by 85 labor contracts. One of these contracts covering approximately 5,000 workers in La Lima, Honduras expired April 1, 1995. The affected employees have continued to work since the expiration of the contract. Negotiations on a new contract with the workers' union are scheduled to begin in June 1996. Other labor contracts expire from 1996 to 1999, with approximately 45 of these contracts covering approximately 4,000 employees expiring in 1996. Strikes or other labor-related actions are often encountered upon expiration of labor contracts and also frequently occur during the term of the contracts.

  ITEM 2 - PROPERTIES
  ---------------------------
     The Company owns approximately 90,000 acres and leases approximately 40,000 acres of improved land, principally in Costa Rica, Panama and Honduras. Substantially all of this land is used for the cultivation of bananas and support activities, including the maintenance of floodways. The Company also owns power plants, packing stations, warehouses, irrigation systems and loading and unloading facilities used in connection with its operations.

     The Company owns or controls under long-term bareboat charters 16 ocean-going refrigerated vessels and has 4 additional such vessels under time charters, primarily for transporting tropical fruit sold by the Company. From time to time, excess capacity may be chartered or subchartered to others. In addition, the Company enters into spot charters and contracts of affreightment as necessary to supplement its transportation resources. The Company also owns or leases other related equipment, including refrigerated container units, used to transport fresh food. The owned ships are pledged as collateral for related financings.

                                -6-

     Properties used by the Company's processed foods operations include processing facilities in Costa Rica and Honduras, and vegetable canning facilities in Wisconsin. Other operating units of the Company own, lease and operate properties, principally in the United States and Central and South America. The Company leases the space for its headquarters in Cincinnati, Ohio.

     For further information with respect to the Company's physical properties, see the descriptions under ITEM 1 -
  BUSINESS - GENERAL above, and Notes 5 and 6 to the
  Consolidated Financial Statements included in the Company's
  1995 Annual Report to Shareholders.


  ITEM 3 - LEGAL PROCEEDINGS
  ---------------------------------------------------
     A number of legal actions are pending against the Company, including those described below. Although some of these cases, including the DBCP cases described below, are in very preliminary stages, based on information currently available to it and advice of counsel, management does not believe such litigation will, individually or in the aggregate, have a material adverse effect on the financial statements of the Company.

     Several suits are pending in different jurisdictions against the manufacturers of an agricultural chemical called DBCP and against the Company and other banana producing companies which used DBCP primarily in the 1970's. Most of the plaintiffs are foreign citizens who claim to have been employees of banana companies and allege sterility and other injuries as a result of exposure to DBCP. Plaintiffs' alleged damage claims have yet to be quantified.

     Several of these lawsuits were filed in Texas state court in 1993. These cases originally represented claims on behalf of approximately 25,000 individuals, of whom approximately 4,000 purported to have claims against the Company. All but one of the cases involving Chiquita were removed to the U.S. District Court for the Southern District of Texas and, in October 1995, dismissed on the grounds that courts in the plaintiffs' home countries (limited to Costa Rica, Panama and the Philippines in the case of suits involving the Company) were more appropriate forums for pursuing their claims. The plaintiffs, which include approximately 3,650 alleging claims against Chiquita, have appealed these dismissals to the U.S. Court of Appeals for the Fifth Circuit. The other case involving Chiquita is still pending in Texas state court, where procedural issues are being addressed. This case, Narciso Borja, et al. v. Dow Chemical Company, et al. (District Court of Dallas County), involves approximately 2,000 plaintiffs, including approximately 350 who claim that the Company has liability for their alleged injuries.

     A similar suit was filed in 1995 in Louisiana state court by approximately 4,000 plaintiffs. The Company does not have information concerning how many of these plaintiffs allege that the Company has liability for their injuries, but the same manufacturer and banana producer defendants have been sued in this case. This case, Lucas Pastor Canales Martinez, et al. v. Dow Chemical Company, et al., has been removed to

  U.S. District Court for the Eastern District of Louisiana, where defendants motion to dismiss in favor of more appropriate forums and plaintiffs' motion to remand to state court are pending.

     As a result of the dismissals of the Texas suits described above, similar suits against the Company and its subsidiaries have been filed in Costa Rica, Panama and the Philippines (in addition to previously filed actions in Costa Rica and Panama). Cases involving approximately 5,000 plaintiffs who purport to have claims against the Company are currently pending in those countries.

     The Company believes it has a number of meritorious defenses in all of the foregoing DBCP cases, including that at all times during which it used DBCP commercially, the product was registered for use by the
                                -7-

  United States Environmental Protection Agency. In addition, the Company ceased using the product on a commercial basis in 1977, promptly after learning that health hazards might exist.

     The Wisconsin Department of Justice has brought three actions against Friday Canning Corporation ("Friday"), a wholly owned subsidiary of the Company, asserting violations of certain Wisconsin environmental laws at Friday canning facilities located in Wisconsin. The actions were filed in Circuit Courts in Fond du Lac and Columbia Counties in September 1995 and Greenlake County in January 1996. The actions seek unspecified civil penalties and other relief for alleged violations of state-issued wastewater discharge permits and of laws governing such discharges.

  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  -------------------------------------------------------------
     Not applicable.

  EXECUTIVE OFFICERS OF THE REGISTRANT
  -------------------------------------------------------------
     Carl H. Lindner (age 76) - Mr. Lindner has been Chairman of the Board of Directors and Chief Executive Officer of the Company since 1984. He is also Chairman of the Board and Chief Executive Officer of American Financial Group, Inc. ("AFG"), a holding company formed in April 1995 which, through its subsidiaries, is engaged principally in specialty and multi-line property and casualty insurance businesses and in the sale of tax-deferred annuities. For over 35 years, Mr. Lindner has been Chairman of the Board and Chief Executive Officer of American Financial Corporation, which became an AFG subsidiary in 1995.

     Keith E. Lindner (age 36) - Mr. Lindner has been President and Chief Operating Officer of the Company since 1989 and President of its Chiquita Brands, Inc. subsidiary since 1986. He was Senior Executive Vice President of the Company from 1986 until 1989. Mr. Lindner is also a Vice Chairman of AFG.

     Steven G. Warshaw (age 42) - Mr. Warshaw has been the Company's Executive Vice President and Chief Administrative Officer since 1990 and was named Chief Financial Officer of the Company in 1994. Mr. Warshaw has served in various capacities since 1986.

     Robert F. Kistinger (age 43) - Mr. Kistinger was named
  Senior Executive Vice President of the Company's Chiquita
  Banana Group in 1994.  He was Executive Vice President,
  Operations for the Company's Chiquita Tropical Products
  Division from 1989 to 1994 and has served in various capacities since 1980.

     Robert W. Olson (age 50) - Mr. Olson was elected Vice President, General Counsel and Secretary of the Company in August 1995. From 1987 to 1995, he served as Senior Vice President, General Counsel and Secretary of American Premier Underwriters, Inc. (formerly named The Penn Central Corporation), an affiliate of AFG. He was Senior Vice President and Secretary of AFG from April 1995 until he joined the Company.

     Jos P. Stalenhoef (age 54) - Mr. Stalenhoef was named President, Chiquita Banana-North American Division in 1994.
  He was Senior Vice President, North America, Chiquita Tropical Products Division from 1989 to 1994 and has served in various capacities since 1988.

     William A. Tsacalis (age 52) - Mr. Tsacalis has been Vice
  President and Controller of the Company since 1987. He was Controller from 1984 to 1987 and has served in various capacities since 1980.

     Carl H. Lindner provides broad policy determination and guidance to operating management, which is headed by Keith E.
  Lindner, but devotes substantial portions of his time to the affairs of AFG and its subsidiaries.
                                -8-

                              PART II
                        -------------------

  ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS
  -------------------------------------------------------------
     The number of shareholders at March 1, 1996 and the markets for the Company's capital stock are set forth on page 24 of the Company's 1995 Annual Report to Shareholders under

  "Investor Information." Price ranges of the Company's capital stock and dividends declared thereon are set forth in Note 15 to the Consolidated Financial Statements included in the 1995 Annual Report to Shareholders. Restrictions on the Company's ability to declare and pay dividends are described in Note 7 to the Consolidated Financial Statements included in the 1995 Annual Report to Shareholders. All such information is incorporated herein by reference.

  ITEM 6 - SELECTED FINANCIAL DATA
  -------------------------------------------------------------
     This information is included in the table entitled
  "Selected Financial Data" on page 6 of the Company's 1995
  Annual Report to Shareholders and is incorporated herein by reference.


  ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  -------------------------------------------------------------
     This information is included under the caption "Management's Analysis of Operations and Financial Condition" included on pages 7 through 9 of the Company's 1995 Annual Report to Shareholders and is incorporated herein by reference.

  ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  -------------------------------------------------------------
     The Consolidated Financial Statements of Chiquita Brands International, Inc. and its subsidiaries included on pages 10 through 22 of the Company's 1995 Annual Report to Shareholders, and "Quarterly Financial Data" which is set forth in Note 15 to such Consolidated Financial Statements, are incorporated herein by reference.

  ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE
  -------------------------------------------------------------
     None.
                                -9-

                              PART III
                      -----------------------
     Except for information relating to the Company's executive officers set forth in Part I above, the information required by the following Items will be included in Chiquita's definitive Proxy Statement which will be filed with the Securities and Exchange Commission in connection with the 1996 Annual Meeting of Shareholders and is incorporated herein by reference.

  ITEM  10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  -------------------------------------------------------------

  ITEM  11 - EXECUTIVE COMPENSATION
  -------------------------------------------------------------


  ITEM  12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT
  -------------------------------------------------------------

  ITEM 13 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  -------------------------------------------------------------


                              PART IV
                         -----------------
  ITEM  14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
             REPORTS ON FORM 8-K
  -------------------------------------------------------------

     (a) 1. Financial Statements. The following consolidated financial statements of the Company and the Report of Independent Auditors are included in the Company's
          1995 Annual Report to Shareholders and are incorporated by reference in Part II, Item 8:

                                                   Page of
                                                Annual Report
          Report of Independent Auditors               5
          Consolidated Statement of Income for 1995,
            1994 and 1993                             10
          Consolidated Balance Sheet at December 31,
            1995 and 1994                             11
          Consolidated Statement of Shareholders'
            Equity for 1995, 1994 and 1993            12
          Consolidated Statement of Cash Flow
            for 1995, 1994 and 1993                   13
          Notes to Consolidated Financial
            Statements                                14

           2. Financial Statement Schedule.  Financial Statement
           Schedule II - Allowance for Doubtful Accounts Receivable is included on page 14 of this Annual Report on Form 10-K. All other schedules are not required under the related instructions or are inapplicable and, therefore, have been omitted.

           3. Exhibits. See Index of Exhibits (page 15) for a listing of all exhibits filed with this Annual
           Report on Form 10-K.

     (b) The following report on Form 8-K was filed during the quarter ended December 31, 1995:

          December 20, 1995 - to report the Company's sale of its Meat Division to Smithfield Foods, Inc. and to provide required unaudited pro forma condensed consolidated financial statements excluding the Meat Division.

               (This page left blank intentionally.)

SIGNATURES
--------------------------
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 1996.

             CHIQUITA BRANDS INTERNATIONAL, INC.

             By  /s/ Carl H. Lindner
             Carl H. Lindner
             Chairman of the Board and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on March 25, 1996:


/s/ Carl H. Lindner      Chairman of the Board and
Carl H. Lindner          Chief Executive Officer


/s/ Keith E. Lindner     Director; President and Chief
Keith E. Lindner         Operating Officer


/s/ Fred J. Runk         Director
Fred J. Runk


Jean H. Sisco*           Director
Jean H. Sisco


William W. Verity*       Director
William W. Verity


Oliver W. Waddell*       Director
Oliver W. Waddell

/s/ Ronald F. Walker     Director
Ronald F. Walker


/s/ Steven G. Warshaw    Executive Vice President,
Steven G. Warshaw        Chief Administrative Officer and
                         Chief Financial Officer


/s/ William A. Tsacalis  Vice President and Controller
William A. Tsacalis      (Chief Accounting Officer)



* By /s/ William A. Tsacalis
       Attorney-in-Fact**

** By authority of powers of attorney filed with this annual report on Form 10-K.

                               CHIQUITA BRANDS INTERNATIONAL, INC. AND SUBSIDIARY COMPANIES
                                 SCHEDULE II - ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE
                                                      (In thousands)

                                                                             Year Ended December 31,
                                                                 1995                1994             1993
                                                              ---------           --------          -------
        Balance at beginning of period                          $13,060            $12,393          $11,040
                                                              ---------           --------          -------
             Additions:
                  Charged to costs and expenses                   4,303              6,966            4,797
                                                               --------           --------          -------
             Deductions:
                  Write-offs                                      5,703              6,330            3,220
                  Other, net                                        350                (31)             224
                                                               --------           --------          -------
                                                                  6,053              6,299            3,444
                                                               --------           --------          -------
        Balance at end of period                                $11,310            $13,060          $12,393
                                                               ========           ========          =======

                  CHIQUITA BRANDS INTERNATIONAL, INC.
                           Index of Exhibits
  Exhibit
   Number                     Description

   *3-a   Second Restated Certificate of Incorporation, filed as
          Exhibit 3(a) to Quarterly Report on Form 10-Q for the quarter ended June 30, 1994
   *3-b By-Laws, filed as Exhibit 3-b to Annual Report on Form 10-K for the year ended December 31, 1992
      4 Registrant has no outstanding debt issues exceeding 10% of the assets of Registrant and its consolidated subsidiaries. The Registrant will furnish to the Securities and Exchange Commission, upon request, copies of all agreements and instruments defining the rights of security holders for debt issues not exceeding 10% of the assets of Registrant and its consolidated subsidiaries.
  *10-a Lease of Lands and Operating Contract between United Brands Company, Chiriqui Land Company, Compania Procesadora de Frutas and the Republic of Panama, dated January 8, 1976, effective January 1, 1976, filed as Exhibit 10-a to Annual Report on Form 10-K for the year ended December 31, 1993
   10-b Agreement dated January 11, 1996 effective January 1, 1996 between Tela Railroad Company and the Honduran National Railroad
  *10-c Stock Purchase Agreement dated December 20, 1995 between Smithfield Foods, Inc. ( Smithfield ) and the Company filed as Exhibit 7.1 to Schedule 13D dated December 20, 1995 filed by the Company and certain other persons with respect to Smithfield common stock

          Executive Compensation Plans
   10-d   1986 Stock Option and Incentive Plan, as amended
  *10-e   Individual Stock Option Plan and Agreement, filed as
          Exhibit 4 to Registration Statement on Form S-8 No. 33-25950 dated December 7, 1988
   10-f   Amended and Restated Deferred Compensation Plan
     11   Computation of Earnings Per Common Share
     12 Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends
     13 Chiquita Brands International, Inc. 1995 Annual Report to Shareholders (pages 5 through 22 and page 24)
     21   Subsidiaries of Registrant
     23   Consent of Independent Auditors
     24   Powers of Attorney
     27   Financial Data Schedule
     99 Annual Report on Form 11-K for the Chiquita Savings and Investment Plan for 1995 will be filed by amendment on or before June 28, 1996.
     * Incorporated by reference.