Form 10-Q
period 1996-03-31
CHIQUITA BRANDS INTERNATIONAL INC
filed 1996-05-15
CIK 101063

FORM 10-Q



                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


     Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934


For the Quarterly Period Ended                              Commission File
March 31, 1996                                              Number 1-1550



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

      As of May 1, 1996, there were 55,268,227 shares of Common Stock outstanding.


                              Page 1 of 12 Pages











               CHIQUITA BRANDS INTERNATIONAL, INC.

                        TABLE OF CONTENTS


                                                         Page
PART I - Financial Information

    Consolidated Statement of Income for the quarters
     ended March 31, 1996 and 1995  . . . . . . . . . .    3

    Consolidated Balance Sheet as of March 31, 1996,
     December 31, 1995 and March 31, 1995   . . . . . .    4

    Consolidated Statement of Cash Flow for the quarters
     ended March 31, 1996 and 1995  . . . . . . . . . .    5

    Notes to Consolidated Financial Statements  . . . .    6

    Management's Analysis of Operations and
     Financial Condition  . . . . . . . . . . . . . . .    7


PART II - Other Information

    Item 6 - Exhibits and Reports on Form 8-K . . . . . .  8

Signature . . . . . . . . . . . . . . . . . . . . . . . .  9





Part I - Financial Information

                                      CHIQUITA BRANDS INTERNATIONAL, INC.
                                 CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                                   (In thousands, except per share amounts)

                                                                             Quarter Ended March 31,
                                                                              1996             1995
Net sales                                                              $    624,806     $    674,269
                                                                         ----------       ----------
Operating expenses
   Cost of sales                                                            471,999          495,995
   Selling, general and administrative                                       73,235           77,403
   Depreciation                                                              21,711           24,651
                                                                         ----------       ----------
                                                                            566,945          598,049
                                                                         ----------       ----------
   Operating income                                                          57,861           76,220
Interest income                                                               7,340            6,670
Interest expense                                                            (35,167)         (41,417)
Other income, net                                                               194              426
                                                                         ----------       ----------
   Income from continuing operations before income taxes                     30,228           41,899
Income taxes                                                                 (6,000)          (8,300)
                                                                         ----------       ----------

   Income from continuing operations                                         24,228           33,599
Discontinued operations                                                          --            4,029
                                                                         ----------       ----------
Net income                                                             $     24,228     $     37,628

                                                                         ==========       ==========
Weighted average number of common
   shares outstanding (see Exhibit 11)                                       55,919           53,482
                                                                         ==========       ==========
Earnings per common share:
   Primary         - Continuing operations                            $        .40      $        .59
                   - Discontinued operations                                    --               .07
                                                                        ----------        ----------

                   - Net income                                       $        .40      $        .66
                                                                        ==========        ==========
   Fully diluted   - Continuing operations                            $        .38      $        .55
                   - Discontinued operations                                    --               .07
                                                                        ----------        ----------
                   - Net income                                       $        .38      $        .62

                                                                        ==========        ==========
Dividends per common share                                            $        .05      $        .05
                                                                        ==========        ==========
                        See Notes to Consolidated Financial Statements.


                                      CHIQUITA BRANDS INTERNATIONAL, INC.
                                    CONSOLIDATED BALANCE SHEET (Unaudited)
                                     (In thousands, except share amounts)

                                               March 31, 1996    December 31, 1995      March 31, 1995
ASSETS
Current assets
   Cash and equivalents                        $      211,945     $   236,675          $    125,079
   Marketable securities                               31,734          34,743                    --
   Trade receivables (less allowances
     of $11,075, $11,310 and $14,565)                 216,317         184,364               238,581
   Other receivables, net                              94,017          89,848                71,254
   Inventories                                        277,141         293,379               305,622
   Other current assets                                36,919          37,827                36,081
                                                   ----------      ----------            ----------

     Total current assets                             868,073         876,836               776,617
Restricted cash                                        39,520          39,520                77,530
Net assets of discontinued operations                      --              --                54,753
Property, plant and equipment, net                  1,163,123       1,182,144             1,359,234
Investments and other assets                          357,321         356,805               319,239
Intangibles, net                                      166,941         168,228               157,191
                                                   ----------       ---------            ----------
     Total assets                              $    2,594,978     $ 2,623,533          $  2,744,564
                                                   ==========       =========             =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Notes and loans payable                     $     107,370     $    119,456          $    123,973
   Long-term debt due within one year                 49,876           52,877                76,100
   Accounts payable                                  208,881          206,717               225,008
   Accrued liabilities                               101,875          130,893                93,441
                                                  ----------       ----------            ----------

     Total current liabilities                       468,002          509,943               518,522
Long-term debt of parent company                     841,072          840,925               840,508
Long-term debt of subsidiaries                       394,667          401,121               515,402
Accrued pension and other employee benefits           85,935           85,514                73,067
Other liabilities                                    109,769          113,823               114,265
                                                  ----------       ----------             ---------

     Total liabilities                             1,899,445        1,951,326             2,061,764
                                                  ----------       ----------             ---------
Shareholders' equity
   Preferred and preference stock                    138,369          138,369               190,639
   Capital stock, $.33 par value (55,234,823
     54,769,140 and 50,232,496 shares)                18,412           18,256                16,745
   Capital surplus                                   584,786          581,019               511,478
   Accumulated deficit                               (46,034)         (65,437)              (20,938)
   Minimum pension liability adjustment                   --               --               (15,124)
                                                  ----------       ----------            ----------
     Total shareholders' equity                      695,533          672,207               682,800
                                                  ----------       ----------            ----------
     Total liabilities and shareholders'
       equity                                  $   2,594,978     $  2,623,533          $  2,744,564
                                                  ==========       ==========            ==========
                         See Notes to Consolidated Financial Statements.


                                      CHIQUITA BRANDS INTERNATIONAL, INC.

                                CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)
                                                (In thousands)




                                                                  Quarter Ended March 31,
                                                              1996                  1995

Cash provided (used) by:
Operations
   Income from continuing operations                     $      24,228        $       33,599
   Depreciation and amortization                                23,145                26,149
   Write-down of Costa Rican banana
     producing assets                                            8,900                    --
   Changes in current assets and liabilities                   (46,792)              (55,187)
   Other                                                        (5,458)               (5,253)

                                                            ----------            ----------
        Cash flow from operations                                4,023                  (692)
                                                            ----------            ----------
Investing
   Capital expenditures                                        (12,255)              (15,506)
   Restricted cash deposits                                         --                (2,500)
   Proceeds from sales of transportation assets
     and other divestitures                                         --                12,208
   Other                                                         4,699                 3,821
                                                            ----------            ----------

        Cash flow from investing                                (7,556)               (1,977)
                                                            ----------            ----------

Financing
   Debt transactions
     Issuances of long-term debt                                 4,758                 8,020
     Repayments of long-term debt                              (13,488)              (35,753)
     Decrease in notes and loans payable                        (9,234)               (1,846)
   Stock transactions
     Issuances of capital stock                                  1,592                   370
     Dividends                                                  (4,825)               (4,560)
                                                            ----------            ----------
        Cash flow from financing                               (21,197)              (33,769)

Discontinued operations                                             --                (4,006)
                                                            ----------            ----------
Decrease in cash and equivalents                               (24,730)              (40,444)
Balance at beginning of period                                 236,675               165,523
                                                             ---------            ----------
Balance at end of period                                 $     211,945        $      125,079
                                                             =========            ==========


                        See Notes to Consolidated Financial Statements.


               CHIQUITA BRANDS INTERNATIONAL, INC.

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


   Interim results are subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full fiscal year. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the results of the interim periods shown have been made. See Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 for additional information relating to the Company's financial statements.

   In December 1995, the Company's remaining meat operations were sold to Smithfield Foods, Inc. As a result, the Meat Division is accounted for as a discontinued operation in 1995.

   Inventories consist of the following (in thousands):

                                                March 31,              December 31,               March 31,
                                                  1996                    1995                        1995
                                              -----------              ------------             ------------
Bananas and other fresh produce            $       42,810           $        39,920           $      47,113
Other food products                                47,139                    64,528                  55,338
Growing crops                                     120,080                   120,178                 115,395
Materials and supplies                             56,650                    56,925                  72,021
Other                                              10,462                    11,828                  15,755
                                              -----------             -------------            ------------

                                           $      277,141           $       293,379           $     305,622
                                              ===========             =============            ============

    In accordance with its long-standing policy to periodically hedge transactions denominated in foreign currencies, at March
31,   1996,  the  Company  had   option  contracts  which  ensure
conversion through 1996 of approximately $290 million of foreign sales at a rate not higher than 1.45 Deutsche marks per dollar or lower than 1.34 Deutsche marks per dollar. The carrying value of these option contracts, and their fair value based on quoted market prices, were not significant at March 31, 1996.


               CHIQUITA BRANDS INTERNATIONAL, INC.

                     MANAGEMENT'S ANALYSIS OF
                OPERATIONS AND FINANCIAL CONDITION


OPERATIONS

   Net sales for  the quarter ended March  31, 1996 decreased  7%
from the prior year primarily as a result of the sale of the Costa Rican operations of the Company's Numar edible oils group and other non-core operations in 1995.

   Income from continuing operations before income taxes was $30 million in the first quarter of 1996 compared to $42 million in 1995. The 1996 amount includes write-downs and costs of $12 million resulting from damage to the Company's banana producing assets caused by industry-wide flooding in Costa Rica during the first quarter. The elimination of earnings from Numar and other divested operations was offset by reduced net interest expense resulting from sales of non-core assets as well as the Company's refinancing and deleveraging program.

   Banana operating results, excluding the flood-related charges, were comparable to the prior year. The effect of lower banana prices in the European Union ("EU") and higher costs caused by the banana Framework Agreement, which was not fully implemented until the second quarter of 1995, was offset by benefits from the Company's overall cost reduction program. The lower EU pricing resulted primarily from the carryover into early 1996 of the overissuance of special import licenses to European-based banana companies under the pretext of relief for hurricane damage sustained in the Caribbean in 1995.

   The Company's effective tax rate is affected by the level and mix of income between various domestic and foreign jurisdictions in which the Company operates.

FINANCIAL CONDITION

   Cash decreased by $25 million during the first quarter of 1996 due primarily to $47 million of seasonal increases in working capital and $18 million of net repayments of debt which offset free cash flow generated from operations during the quarter. As a result of sales of non-core assets and related debt reductions, net debt (total debt less cash and securities) has decreased by $244 million since March 31, 1995 to approximately $1.1 billion at March 31, 1996.

   In February 1996, the Company filed a shelf registration statement for the issuance of up to $500 million of debt and equity securities which was declared effective by the Securities and Exchange Commission in May. The registration statement provides that, unless otherwise stated in a prospectus supplement, proceeds from future issuances of securities will be used to repay outstanding debt of the Company and its subsidiaries and for general corporate purposes.


Part II - Other Information

   Item 6 - Exhibits and Reports on Form 8-K

                                                             Page
                                                          Numbers
   (a) Exhibit 11 - Computation of Earnings
       Per Common Share . . . . . . . . . . . . . . . . . .10-11

       Exhibit 12 - Computation of Ratio of
       Earnings to Fixed Charges and Ratio of Earnings
       to Combined Fixed Charges and Preferred Stock
       Dividends  . . . . . . . . . . . . . . . . . . . . .   12

       Exhibit 27 - Financial Data Schedule . . . . . . . .   **

     **  Copy omitted  from this  Quarterly Report  on Form 10-Q.
       Copy included in report filed electronically with the Securities and Exchange Commission.

   (b) The following reports on Form 8-K were filed by the Company during the quarter ended March 31, 1996:

       February 7, 1996 - to file the Company's Consolidated Financial Statements for the year ended December 31, 1994 and unaudited Consolidated Financial Statements for the nine months ended September 30, 1995, restated to deconsolidate the discontinued Meat Division operations which were sold to Smithfield Foods, Inc. on December 20, 1995.

       February 26, 1996 - to report the Company's announcement of results of operations for the year ended December 31, 1995.






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




May 14, 1996PAGE