Form 10-K/A
period 1995-12-31
CHIQUITA BRANDS INTERNATIONAL INC
filed 1996-06-24
CIK 101063

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



          250 East Fifth Street, Cincinnati, Ohio 45202
                          (513) 784-8000





                             PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K


    (a)  3.  Exhibits

    See Index of Exhibits (page 4) for a listing of all exhibits filed with this Annual Report on Form 10-K, as amended.





SIGNATURE

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized on June 24, 1996.

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

**10-b Agreement  dated  January 11,  1996  effective  January 1,
       1996  between  Tela  Railroad  Company  and  the  Honduran
       National Railroad

 *10-c Stock Purchase  Agreement dated December  20, 1995 between
       Smithfield Foods, Inc. ("Smithfield") and the Company filed as Exhibit 7.1 to Schedule 13D dated December 20, 1995 filed by the Company and certain other persons with respect to Smithfield common stock

       Executive Compensation Plans
**10-d 1986 Stock Option and Incentive Plan, as amended

 *10-e Individual  Stock  Option  Plan  and Agreement,  filed  as
       Exhibit 4 to  Registration Statement on Form  S-8 No.  33-
       25950 dated December 7, 1988
**10-f Amended and Restated Deferred Compensation Plan

**11   Computation of Earnings Per Common Share

**12   Computation of  Ratios of  Earnings to  Fixed Charges  and
       Earnings  to  Combined Fixed  Charges and  Preferred Stock
       Dividends

**13   Chiquita  Brands International, Inc. 1995 Annual Report to
       Shareholders (pages 5 through 22 and page 24)

**21   Subsidiaries of Registrant

**23   Consent of Independent Auditors





**24   Powers of Attorney
**27   Financial Data Schedule

  99   Annual  Report on Form 11-K  for the  Chiquita Savings and
       Investment Plan for 1995

 *     Incorporated by reference.
**     Previously filed with Securities and Exchange Commission.