Form 10-Q
period 1996-06-30
CHIQUITA BRANDS INTERNATIONAL INC
filed 1996-08-12
CIK 101063

FORM 10-Q



                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


     Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934


For the Quarterly Period Ended                              Commission File
June 30, 1996                                               Number 1-1550



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

      As of August 1, 1996, there were 55,591,779 shares of Common Stock outstanding.


                              Page 1 of 13 Pages











               CHIQUITA BRANDS INTERNATIONAL, INC.

                        TABLE OF CONTENTS


                                                        Page(s)
PART I - Financial Information

    Consolidated Statement of Income for the quarters and
     six months ended June 30, 1996 and 1995  . . . . . .    3

    Consolidated Balance Sheet as of June 30, 1996,
     December 31, 1995 and June 30, 1995  . . . . . . . .    4

    Consolidated Statement of Cash Flow for the six months
     ended June 30, 1996 and 1995   . . . . . . . . . . .    5

    Notes to Consolidated Financial Statements  . . . . .    6

    Management's Analysis of Operations and
     Financial Condition  . . . . . . . . . . . . . . . .  7-8


PART II - Other Information

    Item 1 - Legal Proceedings  . . . . . . . . . . . . . . . 8

    Item 2 - Changes in Securities  . . . . . . . . . . . . . 9

    Item 4 - Submission of Matters to a Vote of Security
             Holders  . . . . . . . . . . . . . . . . . . . . 9

    Item 6 - Exhibits and Reports on
             Form 8-K . . . . . . . . . . . . . . . . . . . . 10

Signature . . . . . . . . . . . . . . . . . . . . . . . . . . 11





Part I - Financial Information

                                      CHIQUITA BRANDS INTERNATIONAL, INC.
                                 CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                                   (In thousands, except per share amounts)

                                               Quarter Ended June 30,         Six Months Ended June 30,
                                                1996           1995             1996              1995
Net sales                                     $   713,698    $   727,519    $   1,338,504     $   1,401,788
                                               ----------     ----------       ----------        ----------
Operating expenses
   Cost of sales                                  534,591        547,336        1,006,590         1,043,331
   Selling, general and administrative             81,319         85,500          154,554           162,903
   Depreciation                                    22,668         24,519           44,379            49,170
                                               ----------     ----------       ----------        ----------

                                                  638,578        657,355        1,205,523         1,255,404
   Operating income                                75,120         70,164          132,981           146,384
Interest income                                     7,671          8,432           15,011            15,102
Interest expense                                  (34,949)       (41,452)         (70,116)          (82,869)
Other income, net                                     247            551              441               977
                                               ----------     ----------       ----------        ----------

   Income from continuing operations
     before income taxes                           48,089         37,695           78,317            79,594
Income taxes                                       (5,000)        (5,600)         (11,000)          (13,900)
   Income from continuing operations               43,089         32,095           67,317            65,694
Discontinued operations                                --          2,035               --             6,064
   Income before extraordinary item                43,089         34,130           67,317            71,758
Extraordinary loss from debt refinancing           (5,556)        (4,713)          (5,556)           (4,713)
Net income                                    $    37,533    $    29,417    $      61,761     $      67,045
                                               ==========     ==========       ==========        ==========
Weighted average number of common
   shares outstanding (see Exhibit 11)             55,984         53,907           55,952            53,694
                                               ==========     ==========       ==========        ==========
Earnings per common share:
   Primary       -  Continuing operations     $       .73     $      .55    $        1.13      $       1.15
                 -  Discontinued operations            --            .04               --               .11
                 -  Extraordinary item               (.10)          (.08)            (.10)             (.09)
                                               ----------     ----------       ----------        ----------
                 -  Net income                $       .63     $      .51    $        1.03      $       1.17
                                               ==========     ==========       ==========        ==========
   Fully diluted -  Continuing operations     $       .68     $      .52    $        1.06      $       1.07
                 -  Discontinued operations            --            .03               --               .10
                 -  Extraordinary item               (.09)          (.07)            (.09)             (.08)
                                               ----------     ----------       ----------        ----------
                 -  Net income                $       .59     $      .48    $         .97      $       1.09
                                               ==========     ==========       ==========        ==========
Dividends per common share                    $       .05     $      .05    $         .10      $        .10
                                               ==========     ==========       ==========        ==========

                    See Notes to Consolidated Financial Statements.





                                      CHIQUITA BRANDS INTERNATIONAL, INC.
                                    CONSOLIDATED BALANCE SHEET (Unaudited)
                                     (In thousands, except share amounts)

                                                    June 30, 1996    December 31, 1995   June 30, 1995
ASSETS
Current assets
   Cash and equivalents                          $     205,338        $    236,675        $    227,787
   Marketable securities                                66,865              34,743                  --
   Trade receivables (less allowances
     of $11,105, $11,310 and $14,842)                  218,451             184,364             233,633
   Other receivables, net                               87,023              89,848              89,492
   Inventories                                         251,280             293,379             287,358
   Other current assets                                 30,767              37,827              33,808
                                                    ----------          ----------          ----------
     Total current assets                              859,724             876,836             872,078
Restricted cash                                         39,520              39,520              77,530
Net assets of discontinued operations                       --                  --              56,785
Property, plant and equipment, net                   1,158,226           1,182,144           1,340,630
Investments and other assets                           352,049             356,805             326,105
Intangibles, net                                       166,150             168,228             155,942
                                                    ----------          ----------          ----------
     Total assets                                $   2,575,669        $  2,623,533        $  2,829,070
                                                    ==========          ==========          ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Notes and loans payable                       $      91,565        $    119,456        $    115,392
   Long-term debt due within one year                   53,762              52,877              76,679
   Accounts payable                                    224,959             206,717             239,052
   Accrued liabilities                                 108,425             130,893             128,130
                                                    ----------          ----------          ----------
     Total current liabilities                         478,711             509,943             559,253
Long-term debt of parent company                       780,663             840,925             840,644
Long-term debt of subsidiaries                         394,515             401,121             532,031
Accrued pension and other employee benefits             86,420              85,514              74,286
Other liabilities                                      107,952             113,823             114,317
                                                    ----------          ----------          ----------
     Total liabilities                               1,848,261           1,951,326           2,120,531
                                                    ----------          ----------          ----------
Shareholders' equity
   Preferred and preference stock                      138,369             138,369             190,639
   Capital stock, $.33 par value (55,561,291,
     54,769,140 and 50,384,019 shares)                  18,520              18,256              16,795
   Capital surplus                                     583,861             581,019             513,398
   Retained earnings (deficit)                         (13,342)            (65,437)              2,831
   Minimum pension liability adjustment                     --                  --             (15,124)
                                                    ----------          ----------          ----------
     Total shareholders' equity                        727,408             672,207             708,539
                                                    ----------          ----------          ----------
    Total liabilities and shareholders' equity   $   2,575,669        $  2,623,533        $  2,829,070
                                                    ==========          ==========          ==========
                     See Notes to Consolidated Financial Statements.





                                      CHIQUITA BRANDS INTERNATIONAL, INC.

                                CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)
                                                (In thousands)

                                                      Six Months Ended June 30,
                                                       1996                1995
Cash provided (used) by:
Operations
   Income from continuing operations              $      67,317         $    65,694
   Depreciation and amortization                         48,141              52,144
   Write-down of Costa Rican banana
     producing assets                                     8,900                  --
   Changes in current assets and liabilities             12,678              (4,626)
   Other                                                 (1,803)             (1,881)
                                                     ----------          ----------
        Cash flow from operations                       135,233             111,331
                                                     ----------          ----------
Investing
   Capital expenditures                                 (32,652)            (29,767)
   Restricted cash deposits                                  --              (2,500)
   Proceeds from sales of transportation
     assets and other divestitures                        5,350              12,208
   Increase in marketable securities                    (39,235)                 --
   Other                                                  1,373               3,344
                                                     ----------          ----------
        Cash flow from investing                        (65,164)            (16,715)
                                                     ----------          ----------
Financing
   Debt transactions
     Issuances of long-term debt                         23,738             196,712
     Repayments of long-term debt                       (94,219)           (209,132)
     Decrease in notes and loans payable                (25,497)             (7,726)
   Stock transactions
     Issuances of capital stock                           4,238                 942
     Dividends                                           (9,666)             (9,142)
                                                     ----------          ----------

        Cash flow from financing                       (101,406)            (28,346)
                                                     ----------          ----------
Discontinued operations                                      --              (4,006)
                                                     ----------          ----------
Increase (decrease) in cash and equivalents             (31,337)             62,264
Balance at beginning of period                          236,675             165,523
                                                     ----------          ----------

Balance at end of period                          $     205,338         $   227,787
                                                     ==========          ==========

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

    Inventories consist of the following (in thousands):

                            June 30,     December 31,   June 30,
                             1996           1995         1995
Bananas and other fresh
  produce                  $  34,670     $ 39,920       $ 36,056
Other food products           35,774       64,528         47,422
Growing crops                120,086      120,178        115,730
Materials and supplies        50,415       56,925         73,334
Other                         10,335       11,828         14,816
                           $ 251,280     $293,379       $287,358

    In  June  1996,  Chiquita  called for  redemption  at  par and
defeased  its   $66  million  outstanding  10  1/2%  Subordinated
Debentures. This debt prepayment resulted in an extraordinary charge of $5.6 million consisting primarily of a non-cash write-off of unamortized discount. During the second quarter 1995, the Company replaced $153 million of ship loans with loans having
longer  maturities  totaling   $187  million,  resulting   in  an
extraordinary loss of $4.7 million.

    In accordance with its long-standing policy to periodically hedge transactions denominated in foreign currencies, at June 30, 1996, the Company had option contracts which ensure conversion of approximately $200 million of foreign sales through 1996 and approximately $100 million of foreign sales in the first half of 1997 at rates not higher than 1.49 Deutsche marks per dollar or lower than 1.40 Deutsche marks per dollar. The carrying value of these option contracts, and their fair value based on quoted market prices, were not significant at June 30, 1996.





    In July and August 1996, the Company sold 2,300,000 shares of $3.75 Convertible Preferred Stock and $150 million principal amount of 10 1/4% Senior Notes due 2006 for net proceeds of
approximately $255 million.   In July  1996, using proceeds  from
the offerings, the Company called for redemption and defeased its
$220  million  outstanding  11   1/2%  Subordinated  Notes  at  a
redemption premium of 5.7% of the principal amount.





               CHIQUITA BRANDS INTERNATIONAL, INC.

                     MANAGEMENT'S ANALYSIS OF
                OPERATIONS AND FINANCIAL CONDITION

OPERATIONS

   Net sales for the quarter  and first half ended June 30,  1996 decreased 1.9% and 4.5% from the same periods last year primarily as a result of the sale of Numar Costa Rica.

   Operating income for the quarter was $75 million in 1996 compared to $70 million in 1995. The elimination of earnings from the divested Numar operation was more than offset by an improvement in banana operating results, which benefited from higher prices and further improvements in delivered product costs.

   First half operating income in 1996 was $133 million after $12 million of first quarter write-downs and costs resulting from damage to the Company's banana producing assets caused by industry-wide flooding in Costa Rica. Operating income for the first half of 1995 was $146 million. 1996 first half banana operating results, excluding the flood related charges, improved sufficiently to offset the elimination of Numar earnings. Improvements in delivered product cost and second quarter banana prices more than offset the effect of lower European Union banana prices early in the year which resulted primarily from the overissuance of special import licenses to European-based banana companies in late 1995.

   Net interest expense for the second quarter and first half of 1996 decreased by $6 million and $13 million from the prior year levels as a result of sales of non-core assets in 1995 as well as the Company's refinancing and deleveraging program.

   The Company's effective tax rate is affected by the level and mix of income between various domestic and foreign jurisdictions in which the Company operates.


FINANCIAL CONDITION

   Cash flow from operations increased to $135 million in the first half of 1996 from $111 million in the prior year period and was used primarily for repayments of debt. As a result of sales of non-core assets and debt repayments, net debt (total debt less cash and securities) has decreased by $251 million since June 30, 1995 to $1.0 billion at June 30, 1996. After giving effect to the Company's securities offerings and prepayment of its $220 million outstanding 11 1/2% Subordinated Notes completed subsequent to June 30, 1996 (see "Notes to Consolidated Financial Statements"), net debt at June 30, 1996 adjusted on this pro forma basis decreased to $915 million.





OTHER

   Reference is made to Part I, Item 1 - "Business-Risks of International Operations" in the Company's 1995 Form 10-K and "Management's Analysis of Operations and Financial Condition" in the Company's 1995 Annual Report to Shareholders and the
discussion of the European Union ("EU") banana quota and licensing regime and the Framework Agreement and the pending international challenges to this EU regime. In July 1996, the EU adopted an interim measure that increased its annual banana quota for 1996 to adjust for the entry of Sweden, Finland and Austria into the EU but made its preferential licensing system applicable to the increase. Prior to their entry into the EU, these countries had unregulated banana markets in which the Company supplied a significant portion of the bananas. Implementation of the quota and licensing regime continues to evolve and there can be no assurance that the EU banana regulations will not change further.

   In connection with the international trade action pending in the World Trade Organization ("WTO") filed by the United States, Ecuador, Guatemala, Honduras and Mexico challenging the EU banana quota and licensing regime and the Framework Agreement, the WTO panel that will hear the case has been selected and a timetable established which calls on the panel to issue its ruling by January 28, 1997. Following any ruling by the WTO panel, certain appeal procedures are available that could extend by a few months the time before the ruling is final. Thereafter, the parties have a "reasonable" period of time to implement the ruling. There can be no assurance as to the results of the WTO proceeding.


Part II - Other Information

   Item 1 - Legal Proceedings

      In 1993, Great White Fleet Ltd., the Company's shipping subsidiary ("GWF"), redelivered three cargo ships to RSG Reefer Services GmbH ("RSG"), in reliance on the force majeure provisions of the applicable contract of affreightment with RSG, due to the imposition of the European Union banana quota and licensing regime. In 1994, RSG commenced an arbitration proceeding in London, England disputing the occurrence of a force majeure event and seeking damages from GWF. A hearing on the merits was held in May and June 1996 during which RSG claimed it suffered damages in the range of $16 to $20 million. The parties are awaiting the arbitrators' decision. Although the outcome of this proceeding cannot be predicted, the Company's management believes, based on advice of counsel, that GWF was contractually entitled to redeliver the ships and that RSG's damage claim is exaggerated.





      Reference is made to Part I, Item 3 - "Legal Proceedings" in the Company's 1995 Form 10-K and the discussion of the cases pending in various courts alleging injuries as a result of exposure to DBCP, an agricultural chemical. Five new lawsuits, each involving one plaintiff, were filed in May 1996 in Mississippi state court against the manufacturer and banana producer defendants that are defendants in the other cases. Each case was removed to the United States District Court for the Southern District of Mississippi, Southern Division, where the defendants' motions to dismiss on grounds of lack of personal jurisdiction and plaintiffs' motions to remand the cases to state court are pending. The Company continues to vigorously defend itself in these cases. The Company believes it has a number of meritorious defenses in these cases, including that at all times during which it used DBCP commercially, the product was registered for use by the United States Environmental Protection Agency. In addition, the Company ceased using the product on a commercial basis in 1977, promptly after learning that health hazards might exist.

   Item 2 - Changes in Securities

      In July and August 1996, the Company issued 2,300,000 shares of $3.75 Non-Voting Cumulative Preferred Stock, Series B ("Series B Shares"). The Series B Shares are non-voting; have a liquidation preference of $50.00 per share; are entitled to receive preferred annual dividends of $3.75 per share; after October 7, 1996, are convertible into 3.3333 shares of the Company's Capital Stock, par value $.33 per share ("Common Stock"), at the option of the holder; and, after September 9, 1999, are convertible into Common Stock at specified conversion rates at the option of the Company. The Series B Shares are not redeemable and there is no redemption or sinking fund obligation with respect to the Series B Shares.

      As to dividends and upon liquidation, the Series B Shares rank prior to the Common Stock and pari passu with the
   Company's shares of $2.875 Non-Voting Cumulative Preferred Stock, Series A ("Series A Shares"). In addition, if the Company fails to pay six or more quarterly dividends on Series B Shares, holders of Series B Shares, voting as a separate class together with holders of Series A Shares, will have the right to elect two additional directors to continue in office until the dividend arrearages are eliminated.

      On July 26, 1996,  the Company also issued $150  million of
   10  1/4% Senior Notes  due 2006 ("Senior Notes").   The Senior
   Notes are general unsecured obligations of the Company and rank pari passu with the Company's existing and future senior unsecured indebtedness, and senior to the Company's existing and future subordinated indebtedness. The terms of the Senior Notes contain restrictions on the payment of dividends and other distributions on, and repurchases and redemptions of,





   the  Company's capital  stock similar to  those of  other debt
   agreements of  the Company.   At June 30,  1996, approximately
   $220 million was available for these payments under the most restrictive of these agreements.


   Item 4 - Submission of Matters to a Vote of Security Holders

      In connection with the election of seven directors of the Company, proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934 and the following votes were cast at the Company's Annual Meeting of Shareholders held on May 8, 1996:

            Name                   Votes For     Votes Withheld

      Carl H. Lindner             43,241,192       199,218
      Keith E. Lindner            43,295,240       145,170
      Fred J. Runk                43,298,749       141,661
      Jean Head Sisco             43,304,009       136,401
      William W. Verity           43,230,296       210,114
      Oliver W. Waddell           43,290,578       149,832
      Ronald F. Walker            43,303,492       136,918

   Proxies representing 11,735,026 shares were not voted.





   Item 6 - Exhibits and Reports on Form 8-K
                                                                      Page
                                                                     Number(s)

   (a) Exhibit 3(a)- Certificate of Amendment to the Company's
       Second Restated Certificate of Incorporation establishing
       the terms of the Series B Preferred Stock  . . . . . . . . . .   **

       Exhibit 4 - Indenture dated as of February 15, 1994
       between the Company and The Fifth Third Bank, Trustee, with respect to Senior Debt Securities, under which the Company's
       9 1/8% Senior Notes due 2004 and the Company's 10 1/4% Senior
       Notes due 2006 have been issued (incorporated by reference to
       Exhibit 4(c) of Registration Statement 333-00789), as
       supplemented by the First Supplemental Indenture dated as of
       June 15, 1994 (incorporated by reference to Exhibit 6(a)99(c)
       of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994) and by the Second Supplemental Indenture
       dated as of July 15, 1996 (attached hereto); and as further supplemented by the Certificate of the Vice President and Controller of the Company establishing the terms of the 9 1/8% Senior Notes (incorporated by reference to Exhibit 7(c)(3) of the Company's Current Report on Form 8-K dated February 8, 1994) and by the Terms of 10 1/4% Senior Notes approved by the
       Executive Committee of the Board of Directors of the Company (incorporated by reference to Exhibit 7(c)99.6 of the Company's
       Current Report on Form 8-K dated July 22, 1996)  . . . . . . .   **

       Exhibit 11 - Computation of Earnings Per Common Share  . . . .   12-13

       Exhibit 27 - Financial Data Schedule   . . . . . . . . . . . .   **

      **Copy omitted from this Quarterly Report  on Form 10-Q.   Copy included
       in  report  filed  electronically  with  the  Securities  and  Exchange
       Commission.


   (b) The following report on Form 8-K was filed by the Company during the quarter ended June 30, 1996:

        April 30, 1996 - to report the Company's announcement of results of operations for the quarter ended March 31, 1996.

        In addition, a report on Form 8-K dated July 22, 1996 was filed by the Company to report the terms of the offerings of the Series B Shares and the 10 1/4% Senior Notes.











                            SIGNATURE



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




August 9, 1996