Form 10-Q
period 1996-09-30
CHIQUITA BRANDS INTERNATIONAL INC
filed 1996-11-12
CIK 101063

FORM 10-Q



                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


For the Quarterly Period Ended                              Commission File
September 30, 1996                                          Number 1-1550



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

      As of November 1, 1996, there were 55,682,619 shares of Common Stock outstanding.


                              Page 1 of 11 Pages











                      CHIQUITA BRANDS INTERNATIONAL, INC.

                               TABLE OF CONTENTS


                                                                      Page(s)
PART I - Financial Information

    Consolidated Statement of Income for the quarters and
      nine months ended September 30, 1996 and 1995   . . . . . . . . . .  3

    Consolidated Balance Sheet as of September 30, 1996,
      December 31, 1995 and September 30, 1995  . . . . . . . . . . . . .  4

    Consolidated Statement of Cash Flow for the nine months
      ended September 30, 1996 and 1995   . . . . . . . . . . . . . . . .  5

    Notes to Consolidated Financial Statements  . . . . . . . . . . . . .  6

    Management's Analysis of Operations and Financial Condition   . . . .  7-8


PART II - Other Information

     Item 1 - Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  8

     Item 6 - Exhibits and Reports on Form 8-K  . . . . . . . . . . . . .  8

     Signature  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

Part I - Financial Information
                                      CHIQUITA BRANDS INTERNATIONAL, INC.
                                 CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                                   (In thousands, except per share amounts)
                                                    Quarter Ended                 Nine Months Ended
                                                     September 30,                  September 30,
                                                 1996         1995              1996            1995
NET SALES                                   $   541,581    $   569,005    $   1,880,085    $  1,970,793
                                             ----------     ----------       ----------      ----------
Operating expenses
   Cost of sales                                431,385        437,884        1,437,975       1,481,215
   Selling, general and administrative           72,266         80,886          226,820         243,789
   Depreciation                                  22,069         24,894           66,448          74,064
                                                525,720        543,664        1,731,243       1,799,068
   OPERATING INCOME                              15,861         25,341          148,842         171,725
Interest income                                   6,965          7,285           21,976          22,387
Interest expense                                (30,626)       (40,924)        (100,742)       (123,793)
Other income, net                                   215             20              656             997
                                             ----------     ----------       ----------      ----------
   Income (loss) from continuing operations
     before income taxes                         (7,585)        (8,278)          70,732          71,316
Income taxes                                         --             --          (11,000)        (13,900)
                                             ----------     ----------       ----------      ----------
   Income (loss) from continuing operations      (7,585)        (8,278)          59,732          57,416
Discontinued operations                              --         (2,713)              --           3,351
   Income (loss) before extraordinary item       (7,585)       (10,991)          59,732          60,767
Extraordinary loss from debt refinancing        (17,282)            --          (22,838)         (4,713)
                                             ----------     ----------       ----------      ----------

Net income (loss)                           $   (24,867)   $   (10,991)   $      36,894    $     56,054
                                             ==========     ==========       ==========      ==========
Shares used to calculate earnings per common share:
     Primary                                      55,319         53,368           55,741          53,585
                                              ==========     ==========       ==========      ==========
     Fully diluted                                55,319         53,368           55,856          61,263
                                              ==========     ==========       ==========      ==========
Earnings per common share:
   Primary - Continuing operations          $      (.20)   $      (.19)   $         .93    $        .96
           - Discontinued operations                 --           (.05)              --             .06
           - Extraordinary item                    (.31)            --             (.41)           (.09)
           - Net income (loss)              $      (.51)   $      (.24)   $         .52    $        .93
                                             ==========     ==========       ==========      ==========
   Fully   - Continuing operations          $      (.20)   $      (.19)   $         .93    $        .94
   diluted - Discontinued operations                 --           (.05)              --             .05
           - Extraordinary item                    (.31)            --             .(41)           (.08)
           - Net income (loss)              $      (.51)   $      (.24)   $         .52    $        .91
                                             ==========     ==========       ==========      ==========
Dividends per common share                  $       .05    $       .05    $         .15    $        .15
                                             ==========     ==========       ==========      ==========
                            See Notes to Consolidated Financial Statements.
/TABLE

                                      CHIQUITA BRANDS INTERNATIONAL, INC.
                                    CONSOLIDATED BALANCE SHEET (Unaudited)
                                     (In thousands, except share amounts)
                                                September 30,         December 31,          September 30,
                                                   1996                 1995                   1995
ASSETS
CURRENT ASSETS
   Cash and equivalents                         $    246,835         $     236,675          $     223,675
   Marketable securities                              39,780                34,743                     --
   Trade receivables (less allowances
     of $11,164, $11,310 and $13,361)                186,106               184,364                210,769
   Other receivables, net                             90,050                89,848                 86,963
   Inventories                                       283,310               293,379                312,483
   Other current assets                               32,947                37,827                 33,858
                                                  ----------            ----------             ----------
     TOTAL CURRENT ASSETS                            879,028               876,836                867,748
Restricted cash                                           --                39,520                 69,530
Net assets of discontinued operations                     --                    --                 53,109
Property, plant and equipment, net                 1,156,620             1,182,144              1,269,034
Investments and other assets                         343,864               356,805                327,537
Intangibles, net                                     164,929               168,228                154,709
                                                  ----------            ----------             ----------
     TOTAL ASSETS                               $  2,544,441         $   2,623,533          $   2,741,667
                                                  ==========            ==========             ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes and loans payable                      $     94,488         $     119,456          $     114,381
   Long-term debt due within one year                 51,179                52,877                 66,230
   Accounts payable                                  206,337               206,717                221,111
   Accrued liabilities                               101,036               130,893                139,519
                                                  ----------            ----------             ----------
     Total current liabilities                       453,040               509,943                541,241
Long-term debt of parent company                     709,478               840,925                840,783
Long-term debt of subsidiaries                       368,165               401,121                475,896
Accrued pension and other employee benefits           87,111                85,514                 74,001
Other liabilities                                    110,602               113,823                115,377
                                                  ----------            ----------             ----------
     TOTAL LIABILITIES                             1,728,396             1,951,326              2,047,298
                                                  ----------            ----------             ----------
SHAREHOLDERS' EQUITY
   Preferred stock                                   249,256               138,369                138,369
   Capital stock, $.33 par value (55,655,675,
     54,769,140 and 53,807,078 shares)                18,552                18,256                 17,936
   Capital surplus                                   592,277               581,019                567,005
   Accumulated deficit                               (44,040)              (65,437)               (13,817)
   Minimum pension liability adjustment                   --                    --                (15,124)
                                                  ----------            ----------             ----------
     TOTAL SHAREHOLDERS' EQUITY                      816,045               672,207                694,369
     TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY                                     $  2,544,441         $   2,623,533          $   2,741,667
                                                  ==========            ==========             ==========
                            See Notes to Consolidated Financial Statements.
/TABLE

                                      CHIQUITA BRANDS INTERNATIONAL, INC.
                                CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)
                                                (In thousands)

                                                                Nine Months Ended
                                                                 September 30,
                                                            1996                 1995
CASH PROVIDED (USED) BY:
Operations
   Income from continuing operations                      $   59,732           $   57,416
   Depreciation and amortization                              71,718               78,437
   Write-down of Costa Rican banana producing assets           8,900                   --
   Changes in current assets and liabilities                 (15,043)             (22,840)
   Other                                                       7,079              (13,057)
                                                          ----------           ----------
        CASH FLOW FROM OPERATIONS                            132,386               99,956
Investing                                                 ----------           ----------
   Capital expenditures                                      (57,637)             (47,145)
   Restricted cash deposits                                   39,520                5,500
   Proceeds from disposal of non-core assets                  41,331              102,708
   Purchases of marketable securities                        (39,235)                  --
   Other                                                       5,379               (2,159)
                                                          ----------           ----------

        CASH FLOW FROM INVESTING                             (10,642)              58,904
                                                          ----------           ----------
Financing
   Debt transactions
     Issuances of long-term debt                             168,472              202,356
     Repayments of long-term debt                           (357,539)            (281,034)
     Decrease in notes and loans payable                     (22,789)              (8,432)
   Stock transactions
     Issuances of capital stock                                4,882                2,093
     Issuance of preferred stock                             110,887                   --
     Dividends                                               (15,497)             (13,732)
                                                          ----------           ----------

        CASH FLOW FROM FINANCING                            (111,584)             (98,749)
                                                          ----------           ----------
Discontinued operations                                           --               (1,959)
                                                          ----------           ----------
Increase in cash and equivalents                              10,160               58,152
Balance at beginning of period                               236,675              165,523
                                                          ----------           ----------

Balance at end of period                                  $  246,835           $  223,675
                                                          ==========           ==========

                            See Notes to Consolidated Financial Statements.
/TABLE

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

    In December 1995, the Company's remaining meat operations were sold. As a result, the Meat Division is accounted for as a discontinued operation in 1995.

    Inventories consist of the following (in thousands):

                                              September 30,               December 31,          September 30,
                                                 1996                       1995                   1995
Bananas and other fresh produce             $       34,547             $        39,920         $       37,821
Other food products                                 70,388                      64,528                 81,489
Growing crops                                      120,020                     120,178                116,046
Materials and supplies                              47,512                      56,925                 62,889
Other                                               10,843                      11,828                 14,238
                                            $      283,310             $       293,379         $      312,483

    In July and August 1996, the Company sold 2,300,000 shares of $3.75 Convertible Preferred Stock and $150 million principal amount of 10 1/4% Senior Notes due 2006 for net proceeds of approximately $255 million. In August 1996, using proceeds from the offerings, the Company redeemed its $220 million outstanding 11 1/2% Subordinated Notes at a redemption premium of 5.7% of the principal amount. This debt prepayment resulted in an extraordinary charge of $17 million.

   In June 1996, Chiquita called for redemption at par and defeased its $66 million outstanding 10 1/2% Subordinated Debentures. This debt prepayment resulted in an extraordinary charge of $6 million consisting primarily of a non-cash write-off of unamortized discount. During the second quarter of 1995, the Company replaced $153 million of ship loans with loans having longer maturities totaling $187 million resulting in an extraordinary loss of $5 million.





    In accordance with its long-standing policy to periodically hedge transactions denominated in foreign currencies, at September 30, 1996, the Company had option contracts which ensure conversion of approximately $100 million of foreign sales through 1996 and approximately $300 million of foreign sales in 1997 at rates not higher than 1.49 Deutsche marks per dollar or lower than 1.40 Deutsche marks per dollar. The carrying value of these option contracts, and their fair value based on quoted market prices, were not significant at September 30, 1996.





                      CHIQUITA BRANDS INTERNATIONAL, INC.

                           MANAGEMENT'S ANALYSIS OF
                      OPERATIONS AND FINANCIAL CONDITION


OPERATIONS

   Net sales for the quarter and nine months ended September 30, 1996 decreased by 5% from the same periods last year primarily as a result of the December 1995 sale of Numar Costa Rica.

   Operating income for the quarter was $16 million in 1996 compared to $25 million in 1995. The 1995 amount includes an unusual gain of $6 million resulting principally from the sales of older, non-core shipping assets. Operating income from the Company's core operations remaining after the disposal of Numar Costa Rica improved by $7 million over the prior year quarter, including a slight improvement in banana operations due primarily to lower delivered product costs. North American banana volume was higher on lower average pricing. Late in the 1996 third quarter, European Union banana prices were trending lower than in 1995.

   Nine month operating income in 1996 was $149 million after $12 million of first quarter write-downs and costs resulting from damage to the Company's banana producing assets caused by industry-wide flooding in Costa Rica. Operating income for the first nine months of 1995 was $172 million, including the unusual gain on sales of ships. Earnings for remaining core operations, excluding the 1996 flood related charges and 1995 gain on sales of ships, improved sufficiently in 1996 as a result of lower delivered product costs to substantially offset the elimination of earnings from the divested Numar operation.

   Net interest expense for the quarter and nine months ended September 30, 1996 was decreased by $10 million and $23 million from the prior year levels as a result of sales of non-core assets in 1995 as well as the Company's refinancing and deleveraging program.

   The Company's effective tax rate is affected by the level and mix of income between various domestic and foreign jurisdictions in which the Company operates.

FINANCIAL CONDITION

   Cash flow from operations of $132 million during the first nine months of 1996 and net proceeds of $255 million from preferred stock and senior note issuances were used primarily for repayments of debt. The Company has reduced net debt (total debt less cash and securities) by $267 million since September 30, 1995 to $937 million at September 30, 1996. In addition, during the third quarter the Company's restricted cash of $40 million became available for general corporate purposes.





OTHER

   In connection with the international trade action pending in the World Trade Organization ("WTO") filed by the United States, Ecuador, Guatemala, Honduras and Mexico challenging the European Union ("EU") banana quota and licensing regime and the Framework Agreement, the WTO arbitration panel currently hearing the case is now scheduled to issue its ruling in February 1997. Following the ruling, available appeal procedures could extend by a few months the time before a ruling is final. Thereafter, the parties have a "reasonable" period of time (not to exceed 15 months) to implement the ruling. There can be no assurance as to the results of the WTO proceedings, the nature and extent of actions that may be taken by the U.S. or other adversely affected countries or the impact on the EU quota regime or the Framework Agreement.

Part II - Other Information

   Item 1 - Legal Proceedings

       Reference is made to Part I, Item 3 - "Legal Proceedings" in the Company's 1995 Form 10-K and the discussion of the cases pending in various courts  alleging  injuries  as a  result of  exposure  to DBCP,  an agricultural chemical. The lawsuit pending in Louisiana, Lucas Pastor Canales Martinez, et al. v. Dow Chemical Company, et al., has been remanded to Louisiana state court, where various procedural issues are being addressed.

       Reference is also made to Part I, Item 3 - "Legal Proceedings" in the Company's 1995 Form 10-K and the discussion of the three actions pending in Wisconsin against Friday Canning Corporation alleging violations of certain Wisconsin environmental laws. All of these actions were settled in September 1996 for a total payment of $200,000.

   Item 6 - Exhibits and Reports on Form 8-K
                                                                        Page
                                                                       Numbers
   (a)     Exhibit 11 - Computation of Earnings Per Common Share  . . . 10-11

           Exhibit 27 - Financial Data Schedule . . . . . . . . . . . .    **

       **  Copy  omitted  from  this  Quarterly  Report on  Form  10-Q.   Copy
           included in report filed electronically with the Securities and Exchange Commission.

   (b) The following reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996:

           July 22, 1996 - to report the terms of the offerings of the Company's $3.75 Convertible Preferred Stock, Series B, and 10 1/4% Senior Notes due 2006.

           August 1, 1996 - to report the Company's announcement of results of operations for the quarter ended June 30, 1996.









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




November 12, 1996