Form 10-K
period 1996-12-31
CHIQUITA BRANDS INTERNATIONAL INC
filed 1997-03-28
CIK 101063

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-K

       Annual Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

For the Fiscal Year Ended             Commission File
December 31, 1996                     Number 1-1550

               CHIQUITA BRANDS INTERNATIONAL, INC.

Incorporated under the                I.R.S. Employer I.D.
Laws of New Jersey                    No. 04-1923360

          250 East Fifth Street, Cincinnati, Ohio 45202
                          (513) 784-8000

Securities registered pursuant to Section 12(b) of the Act:

                                      Name of Each Exchange
   Title of Each Class                On Which Registered
   ----------------------             --------------------------
   Capital Stock ($.33 par value)     New York, Pacific, Boston
   $2.875 Non-Voting Cumulative
     Preferred Stock, Series A        New York
   $3.75 Convertible Preferred Stock,
     Series B                         New York

Securities registered pursuant to Section 12(g) of the Act:  None

Other securities for which reports are submitted pursuant to
Section 15(d) of the Act:
   9-1/8% Senior Notes due March 1, 2004
   9-5/8% Senior Notes due January 15, 2004
   10-1/4% Senior Notes due November 1, 2006

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.  Yes   X    No _____

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of February 28, 1997, there were 56,132,371 shares of Common Stock outstanding. The aggregate market value of Common
Stock held by non-affiliates at February 28, 1997 was approximately $434 million.

               Documents Incorporated by Reference
   Portions of the Chiquita Brands International, Inc. 1996 Annual Report to Shareholders are incorporated by reference in Parts I and II. Portions of the Chiquita Brands International, Inc. Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated by reference in Part III.

               CHIQUITA BRANDS INTERNATIONAL, INC.

                        TABLE OF CONTENTS

                                                          Page
Part I
      Item 1.   Business  . . . . . . . . . . . . . . .     1
      Item 2.   Properties  . . . . . . . . . . . . . .     7
      Item 3.   Legal Proceedings . . . . . . . . . . .     8
      Item 4.   Submission of Matters to a Vote of
                  Security Holders  . . . . . . . . . .     9
      Executive Officers of the Registrant  . . . . . .    10


Part II
      Item 5.   Market for Registrant's Common Equity
                  and Related Stockholder Matters . . .    11
      Item 6.   Selected Financial Data . . . . . . . .    11
      Item 7.   Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations  . . . . . . . . . . . . .    11
      Item 8.   Financial Statements and Supplementary
                  Data  . . . . . . . . . . . . . . . .    11
      Item 9.   Changes in and Disagreements with
                  Accountants on Accounting and Financial
                  Disclosure  . . . . . . . . . . . . .    11


Part III
      Item10.   Directors and Executive Officers of the
                  Registrant  . . . . . . . . . . . . .    12
      Item11.   Executive Compensation  . . . . . . . .    12
      Item12.   Security Ownership of Certain Beneficial
                  Owners and Management . . . . . . . .    12
      Item13.   Certain Relationships and Related
                  Transactions  . . . . . . . . . . . .    12


Part IV
      Item14.   Exhibits, Financial Statement Schedules,
                  and Reports on Form 8-K . . . . . . .    12

      Signatures                                           14

                              PART I
ITEM 1 - BUSINESS
-----------------
                             GENERAL

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

   In recent years, the Company has capitalized on its "Chiquita" and other premium brand names by building on its worldwide leadership position in the marketing, distribution and sourcing of bananas and by expanding its quality fruit and vegetable operations. Chiquita has benefited from its multi-year investment spending program and its restructuring and cost reduction efforts to significantly reduce production, distribution and overhead costs. (See "Distribution and Logistics," "Sourcing" and ITEM 2 - PROPERTIES.) Its restructuring and cost reduction efforts also included measures to reorganize the Company's European banana operations to adjust to a quota which effectively restricts the volume of Latin American bananas imported into the European Union ("EU"), as well as to the banana Framework Agreement which authorizes the imposition of additional restrictive and discriminatory quotas and export licenses on non-European banana marketing firms. (See RISKS OF INTERNATIONAL OPERATIONS.)

   Since the announcement of the EU banana quota, Chiquita s primary objectives have been to focus on core businesses, to lower operating costs and to reduce debt and the Company s cost of capital in an effort to maximize shareholder value by strengthening the balance sheet and increasing free cash flow. Steps completed in the Company s efforts to maximize shareholder value include:

   - in 1996, certain strategic undertakings designed to achieve further long-term reductions in the delivered product cost of bananas through the modification of distribution logistics and the wind-down of particular production facilities;

   - in 1995, the sale of its meat business, older ships and the Costa Rican operations of its Numar edible oils group, the shut-down of a portion of its juice operations and the reconfiguration of banana production assets; and

   - beginning in 1994, the prepayment of higher rate subordinated public debt and high cost subsidiary debt using proceeds from public offerings of preferred shares and senior notes and from available cash.

See "Management's Analysis of Operations and Financial Condition" and Note 2 to the Consolidated Financial Statements included in the Company's 1996 Annual Report to Shareholders for a discussion of factors affecting results of the Company's operations for 1996, 1995 and 1994. Factors which may cause fluctuations in the results of operations are also discussed in the description of the Company's

                               -1-

operations below. No individual customer accounted for more than 10% of the Company's consolidated net sales during any of the last three years.

Fresh Food Products
-------------------
   The Company markets an extensive line of fresh fruits and vegetables sold under the "Chiquita" and other brand names. The core of Chiquita's fresh foods operations is the marketing, distribution and sourcing of bananas. Sales of bananas accounted for approximately 60% of consolidated net sales in each of the last three years.

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

   Marketing.   Chiquita markets bananas under brand names
including "Chiquita," "Chiquita Jr.," "Consul" and "Amigo." In 1996, Chiquita sold approximately 50% of its banana volume in North America and approximately 45% of its banana volume in Europe.

   Chiquita sells bananas through its regional sales organizations and commissioned agents throughout the world directly to wholesalers and retail chains, which in turn ripen and resell or distribute the fruit. The Company also sells bananas ripened in its own facilities or under contractual ripening arrangements. Chiquita has been able to obtain a premium price for its bananas due to its reputation for quality and its innovative marketing techniques, which include providing retail marketing support services to its customers.

   Bananas are highly perishable and must be brought to market and sold generally within 60 days after harvest. Therefore, the selling price which an importer receives for bananas depends on several factors, including: the availability of bananas and other fruit in each market; the relative quality of competing fruit; and wholesaler and retailer acceptance of bananas offered by competing importers. Excess supplies may result in increased price competition. Profit margins on sales may also be significantly affected by fluctuations in currency exchange rates. (See RISKS OF INTERNATIONAL OPERATIONS.)

   Adverse weather such as major windstorms or floods in banana growing areas may restrict worldwide supplies and result in increased prices for bananas. However, competing importers may be affected differently, depending upon their ability and the cost to obtain alternate supplies from sources in other geographic areas.
                               -2-

   Banana marketing in international trade is highly competitive. While smaller companies, including growers cooperatives, are a competitive factor, Chiquita s primary competitors are a limited number of other international banana importers and exporters. In order to compete successfully, Chiquita must be able to source bananas of uniformly high quality and, on a timely basis, transport and distribute them to worldwide markets. The Company believes it sells more bananas than any of its competitors, accounting for approximately one-fourth of all bananas imported into its principal markets.

   Although production of bananas tends to be relatively stable throughout the year, competition in the sale of bananas comes not only from bananas sold by others, but also from other fresh fruit which may be seasonal in nature. The resulting seasonal variations in demand cause banana pricing to be seasonal, with the first six months of the calendar year being the stronger period.

   Through a network of fresh fruit and vegetable operations in Europe, North America and the Pacific Rim, Chiquita sells and distributes a variety of quality fruit and vegetable products. These products include quality fresh fruit such as apples, apricots, cherries, grapes, peaches, pears, plums, strawberries and tomatoes sold under the "Chiquita," "Frupac" and other brand names; and a wide variety of fresh vegetables including asparagus, beans, broccoli, carrots, celery, lettuce, onions and potatoes sold under the "Premium" and various other brand names.

Some of these operations involve both the production and marketing of fresh fruits and vegetables while others involve only marketing. These businesses compete against numerous other regional fresh fruit and vegetable producers and distributors.
No single competitor has a dominant market share in this industry due to the regionalized nature of these businesses.

   Distribution and Logistics. Transportation expenses comprise approximately one-fourth of the total costs incurred by Chiquita in its sale of tropical fruit. Chiquita ships its tropical fruit in vessels owned or chartered by the Company. All of Chiquita's tropical fruit shipments into the North American market are delivered using pallets or containers that minimize damage to the product by eliminating the need to handle individual boxes. Chiquita owns or controls under long-term lease approximately 70% of its aggregate shipping capacity. The remaining capacity is operated under contractual arrangements having terms of approximately one year. (See also ITEM 2 - PROPERTIES and Notes 4 and 5 to the Consolidated Financial Statements.) Chiquita also operates loading and unloading facilities which it owns or leases in Central and South America and various ports of destination.

   Sourcing. Chiquita has a greater number and geographic diversity of sources of bananas than any of its competitors. During 1996 approximately 30% of all bananas sold by Chiquita were sourced from Panama. Bananas are sourced from numerous other countries, including Colombia, Costa Rica, Ecuador, Guatemala and Honduras which comprised 5% to 21% (depending on the country) of bananas sold by Chiquita during 1996.

   In 1996 approximately two-thirds of the bananas sourced by Chiquita were produced by subsidiaries and the remainder were purchased under fruit supply arrangements from other growers. Generally, these arrangements require less initial capital investment by the Company than owned production facilities.
Under some of these fruit supply arrangements, Chiquita furnishes financial and technical assistance to its suppliers to support the production and preparation of bananas for shipment. No single supplier provided a significant portion of the bananas sold by Chiquita in 1996.

   Bananas are vulnerable to adverse local weather conditions, which are quite common but difficult to predict, and to crop disease. These factors may result in lower sales volume and increased costs, but may also restrict worldwide supplies and lead to increased prices for bananas. In addition, banana production may be affected by political changes in countries where bananas are grown. However, competitors may be affected differently depending upon their ability to obtain adequate supplies from sources in other geographic areas. Chiquita's overall risk from these factors is reduced by the low concentration of its banana production in individual producing locations.

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

Processed Food Products
-----------------------
   Chiquita's processed food products include fruit and vegetable juices sold in the United States and Europe; processed fruit and vegetables, including processed bananas, sold worldwide under the "Chiquita," "Friday" and other brands; fresh cut and ready-to-eat salads sold in the United States under the "Club Chef" brand; and other consumer products (primarily edible oils) sold in Honduras under the "Numar" and other brand names.

   Chiquita branded fruit juices sold in the United States include a full line of tropical blends which are manufactured by others to Chiquita's specifications and sold in shelf-stable, refrigerated and frozen varieties. Shelf-stable individual servings come in three blends-- "Wild Berry Splash," "Tropical Paradise" and "Calypso Breeze"-- and are sold through club stores and mass merchandisers throughout most of the United States. The Company licenses its refrigerated and frozen juice product lines to a national fruit juice producer. In addition to the three tropical blends above, the refrigerated and frozen lines include "Raspberry Passion," "Pineapple Guava Mango Cocktail," "Orange Strawberry Banana Cocktail," "Kiwi Strawberry Cocktail" and "Pineapple Orange Banana Cocktail." Chiquita branded fruit juices are sold in Europe in shelf-stable and refrigerated varieties through a 50%-owned joint venture. In the western United States, the Company also produces and markets natural fresh fruit and vegetable juices sold under the "Ferraro's Earth Juice" and "Naked Juice" brand names. The Company's juice products compete with a wide variety of beverages in the highly competitive commercial beverages industry, which includes other regional and national producers of juice and juice drink products.

   Chiquita's processed banana products include banana puree, sliced bananas and other specialty products which are sold to producers of baby food, fruit beverages, baked goods and fruit-based products, to wholesalers of bakery and dairy food products, and to selected licensees including Beech-Nut and General Mills. These products are primarily produced in Chiquita s processing facilities in Honduras and Costa Rica. Although Chiquita enjoys the largest share of the worldwide processed banana market, this industry remains highly competitive due to the existence of numerous other producers with available processing capacity, including other banana growers, fruit ingredients companies and large, international food companies.

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

   The Company's consumer products operations in Honduras are conducted through a 50%-owned joint venture. The joint venture produces and sells its edible oil and other products under the "Numar," "Clover" and other brand names and competes principally against a number of small local firms and subsidiaries of multinational corporations.

                RISKS OF INTERNATIONAL OPERATIONS
                ----------------------------------
   Information about the Company's operations by geographic area is in Note 12 to the Consolidated Financial Statements included in the Company's 1996 Annual Report to Shareholders and is incorporated herein by reference.

   On July 1, 1993, the European Union ("EU") implemented a new quota regulation effectively restricting the volume of Latin American bananas imported into the EU, which had the effect of decreasing the Company's volume and market share in Europe. The quota regulation is administered through a licensing system which grants preferred status to producers and importers within the EU and its former colonies. The regulation also imposes quotas and tariffs on bananas imported from other sources, including Latin America, Chiquita's primary source of fruit. Since imposition of the EU quota regime, prices within the EU have increased to a higher level than the levels prevailing prior to the quota. Banana prices in other worldwide markets, however, have been lower than in years prior to the EU quota, as the displaced EU volume has entered those markets.

   In two separate rulings, General Agreement on Tariffs and Trade ("GATT") panels found the EU banana policy to be illegal. In March 1994, four of the countries which had filed GATT actions against the EU banana policy (Costa Rica, Colombia, Nicaragua and Venezuela) reached a settlement with the EU by signing a "Framework Agreement." The Framework Agreement authorizes the imposition of additional restrictive and discriminatory quotas and export licenses on U.S. banana marketing firms, while leaving EU firms exempt. Costa Rica and Colombia implemented this agreement in 1995, significantly increasing the Company s cost to export bananas from these countries.

   In July 1996, the EU adopted an interim measure that increased its annual banana quota to adjust for the entry of Sweden, Finland and Austria into the EU and made its preferential licensing system applicable to the increase. Prior to their entry into the EU, these countries had unregulated banana markets in which the Company supplied a significant portion of the bananas. Implementation of the quota and licensing regime continues to evolve, and there can be no assurance that the EU banana regulation will not change further.

   In September 1994, Chiquita and the Hawaii Banana Industry Association made a joint filing with the Office of the U.S.Trade Representative ("USTR") under Section 301 of the U.S. Trade Act of 1974, charging that the EU quota and licensing regime and the Framework Agreement are unreasonable, discriminatory, and a burden and restriction on U.S. commerce. In response to this petition, the U.S. Government initiated formal investigations of the EU banana import policy and of the Colombian and Costa Rican Framework Agreement export policies.

   In January 1995, the U.S. Government announced a preliminary finding against the EU banana import policy. In September 1995, based on information obtained in the USTR's investigation under
Section 301, the United States, joined by Guatemala, Honduras and

Mexico, commenced a new international trade challenge against the EU regime using the procedures of the World Trade Organization ("WTO"). In January 1996, the USTR announced that it had found the banana Framework Agreement export policies of Costa Rica and Colombia to be unfair. In February 1996, Ecuador, the world's largest exporter of bananas, joined the United States, Guatemala, Honduras and Mexico in challenging the EU regime under the WTO. During the fourth quarter of 1996, a WTO arbitration panel heard the case against the EU quota and licensing regime and Framework Agreement. It has been widely reported that in March 1997, the panel issued a preliminary report finding that the licensing and quota systems under the EU regime and the Framework Agreement violate numerous international trade agreements to the detriment of Latin American supplying countries and U.S. marketing firms such as Chiquita. Reportedly, the preliminary report recommends that the WTO request the EU to bring its import regime for bananas into conformity with these agreements. The panel is expected to issue a final report during the second quarter of 1997. The final report is expected to be subject to appeal procedures that could extend by a few months the time before any ruling is final. Thereafter, the parties have a "reasonable" period of time (not to exceed 15 months) to implement the ruling.

   Both the WTO and Section 301 authorize retaliatory measures, such as tariffs or withdrawal of trade concessions, against offending countries. However, there can be no assurance as to the results of the WTO and Section 301 proceedings (including the WTO panel s final report and any appeal of the final report), the nature and extent of actions that may be taken by the affected countries or the impact on the EU quota regime or the Framework Agreement.

   Certain of the Company's operations are heavily dependent upon products grown and purchased in Central and South American countries; at the same time, Chiquita s operations are a significant factor in the economies of many of these countries. These activities are subject to risks that are inherent in operating in these countries, including government regulation, currency restrictions and other restraints, risks of expropriation and burdensome taxes. There is also a risk that legal or regulatory requirements will be changed or that administrative policies will change. Certain of these activities are substantially dependent upon leases and other agreements with the governments of these countries.

   Chiquita leases all the agricultural land it uses in Panama from the Republic of Panama under lease and operating agreements which automatically renew each year unless canceled by either party on four years' prior notice. In the event of termination of the agreements, the government of Panama, which previously purchased such agricultural lands from the Company, has the right to purchase other Panamanian assets of Chiquita at specified values which approximate carrying value but may be less than market value.

   Certain facilities in Honduras previously owned by Chiquita were transferred in prior years to the government of Honduras with provision for their subsequent use by the Company. Such facilities include a railroad which the Company operates under a lease with the government of Honduras which expires on December 31, 1998.

   The Company's worldwide operations and products are subject to numerous governmental regulations and inspections by environmental, food safety and health authorities. These regulations directly affect day-to-day operations. Although the Company believes it is substantially in compliance with such regulations, actions by regulators have in the past required, and in the future may require, operational modifications or capital improvements at various locations or the payment of fines and penalties, or both.

   The Company's operations are conducted in many areas of the world and involve transactions in a variety of currencies. Results of its operations may be significantly affected by fluctuations of currency exchange rates. Such fluctuations affect Chiquita s banana operations because many of its costs are incurred in currencies different from those that are received from the sale of bananas in non-U.S. markets, and there is normally a time lag between the incurrence of such costs and collection of the related sales proceeds. The Company's policy is to exchange local currencies for dollars immediately upon receipt, thus reducing exchange risk. The Company also engages from time to time in various hedging activities to further reduce potential losses on cash flows originating in currencies other than the U.S. dollar. See Notes 1 and 7 to the Consolidated Financial Statements and "Management's Analysis of Operations and Financial Condition" included in the Company's 1996 Annual Report to Shareholders for information with respect to currency exchange.

                         LABOR RELATIONS
                         ---------------
   The Company employs approximately 36,000 associates. Approximately 32,000 of these associates are employed in Central and South America, including 23,000 workers covered by 76 labor contracts. Contracts covering approximately 11,000 employees expire in 1997, including two contracts which expire in June covering 4,700 employees at the Company s banana operations in Honduras and 4,500 employees at one of the Company s banana producing divisions in Panama. Strikes or other labor-related actions are sometimes encountered upon expiration of labor contracts or during the term of the contracts.

ITEM 2 - PROPERTIES
-------------------
   The Company owns approximately 90,000 acres and leases approximately 40,000 acres of improved land, principally in Costa Rica, Panama and Honduras. Nearly all of this land is used for the cultivation of bananas and support activities, including the maintenance of floodways. The Company also owns power plants, packing stations, warehouses, irrigation systems and loading and unloading facilities used in connection with its operations.

   The Company owns or controls under long-term bareboat charters 16 ocean-going refrigerated vessels and has 9 additional such vessels under time charters, primarily for transporting tropical fruit sold by Chiquita. From time to time, excess capacity may be chartered or subchartered to other shippers. In addition, the Company enters into spot charters and contracts of affreightment as necessary to supplement its transportation resources.
Chiquita also owns or leases other related equipment, including refrigerated container units, used to transport fresh food. The owned ships are pledged as collateral for related financings.

   Properties used by the Company's processed foods operations include processing facilities in Costa Rica and Honduras, and vegetable canning facilities in Wisconsin. Other operating units of the Company own, lease and operate properties, principally in the United States, Europe, and Central and South America. The Company leases the space for its headquarters in Cincinnati, Ohio.

   For further information with respect to the Company's physical properties, see the descriptions under ITEM 1 - BUSINESS -
GENERAL above, and Notes 4 and 5 to the Consolidated Financial
Statements included in the Company's 1996 Annual Report to
Shareholders.


ITEM 3 - LEGAL PROCEEDINGS
--------------------------
   A number of legal actions are pending against the Company, including those described below. Although some of these cases, including the DBCP cases described below, are in very preliminary stages, based on information currently available to it and advice of counsel, management does not believe such litigation will, individually or in the aggregate, have a material adverse effect on the financial statements of the Company.

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

   Several of these lawsuits were filed in Texas state court in 1993. These cases originally represented claims on behalf of approximately 25,000 individuals, of whom approximately 4,000 purported to have claims against the Company. In 1995, all but one of the cases involving Chiquita were removed to the U.S. District Court for the Southern District of Texas and dismissed on the grounds that courts in the plaintiffs' home countries (limited to Costa Rica, Panama and the Philippines in the case of suits involving the Company) were more appropriate forums for pursuing their claims. The plaintiffs, which include approximately 3,650 alleging claims against Chiquita, have appealed these dismissals to the U.S. Court of Appeals for the Fifth Circuit. In February 1997, the other case involving Chiquita was removed to the U.S. District Court in the Southern District of Texas where the defendants have moved to dismiss on the same grounds. This case, Narciso Borja, et al. v. Dow Chemical Company, et al. (District Court of Dallas County), involves approximately 2,000 plaintiffs, including approximately 350 who claim that the Company has liability for their alleged injuries.

   A similar suit was filed in 1995 in Louisiana state court by approximately 4,000 plaintiffs. The Company does not have information concerning how many of these plaintiffs allege that Chiquita has liability for their injuries, but the same manufacturer and banana producer defendants have been named in this suit. This case, Lucas Pastor Canales Martinez, et al. v. Dow Chemical Company, et al., was removed to U.S. District Court for the Eastern District of Louisiana and then remanded to Louisiana state court, where various procedural issues are being addressed.

   Five additional lawsuits, each involving one plaintiff, were filed in 1996 in Mississippi state court against the same manufacturer and banana producer defendants. Each case was removed to the United States District Court for the Southern District of Mississippi, Southern Division, where the defendants motions to dismiss on grounds of lack of personal jurisdiction and plaintiffs motions to remand the cases to state court are pending.

   As a result of the dismissals of the Texas suits described above, similar suits against the Company and its subsidiaries have been filed in Costa Rica, Panama and the Philippines (in addition to previously filed actions in Costa Rica and Panama). Cases involving approximately 4,000 plaintiffs who purport to have claims against the Company are currently pending in those countries.

   The Company believes it has a number of meritorious defenses in all of the foregoing DBCP cases, including that at all times when it used DBCP commercially, the product was registered for use by the United States Environmental Protection Agency. In addition, the Company ceased using the product on a commercial basis in 1977, promptly after learning that health hazards might exist.

   In 1993, Great White Fleet Ltd., the Company's shipping subsidiary ("GWF"), redelivered three cargo ships to RSG Reefer Services GmbH ("RSG") in reliance on the force majeure provisions of the applicable contract of affreightment with RSG due to the imposition of the EU banana quota and licensing regime. In 1994, RSG commenced an arbitration proceeding in London, England disputing the occurrence of a force majeure event and seeking damages from GWF of approximately $20 million. In December 1996, the arbitrators awarded RSG $9.75 million, which was provided for in the Company s 1996 results.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------
   Not applicable.
                               -9-

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------
   Carl H. Lindner (age 77) - Mr. Lindner has been Chairman of the Board of Directors and Chief Executive Officer of the Company since 1984. He is also Chairman of the Board and Chief Executive Officer of American Financial Group, Inc. ("AFG"), a holding company formed in April 1995 which, through its subsidiaries, is engaged primarily in specialty and multi-line property and casualty insurance businesses and in the sale of tax-deferred annuities. For over 35 years, Mr. Lindner has been Chairman of the Board and Chief Executive Officer of American Financial Corporation, which became an AFG subsidiary in 1995.

   Keith E. Lindner (age 37) - Mr. Lindner was named Vice
Chairman of the Board of Directors in March 1997.  From 1989 to
March 1997, he was President and Chief Operating Officer of the
Company and has served the Company in various executive capacities since 1984. Mr. Lindner is also a Co-President and a Director of AFG.

   Steven G. Warshaw (age 43) - In March 1997, Mr. Warshaw was appointed President and Chief Operating Officer of the Company and retained his position as Chief Financial Officer. From 1990 to March 1997, he was the Company's Executive Vice President and Chief Administrative Officer and has been the Chief Financial Officer of the Company since 1994. Mr. Warshaw has served the Company in various capacities since 1986.

   Robert F. Kistinger (age 44) - Mr. Kistinger was named President of the Company's Chiquita Banana Group in March 1997 and assumed the responsibilities of President of Chiquita Banana Group - North America in August 1996. From 1994 to March 1997, he was Senior Executive Vice President of the Chiquita Banana Group. He was Executive Vice President, Operations for the Company's Chiquita Tropical Products Division from 1989 to 1994 and has served the Company in various capacities since 1980.

   Robert W. Olson (age 51) - Mr. Olson was named Senior Vice President, General Counsel and Secretary of the Company in September 1996. From 1995 to September 1996, he was the
Company s Vice President, General Counsel and Secretary. From 1987 to 1995, he served as Senior Vice President, General Counsel and Secretary of American Premier Underwriters, Inc. (formerly named The Penn Central Corporation), an affiliate of AFG. He was Senior Vice President and Secretary of AFG from April 1995 until he joined the Company.

   Jos P. Stalenhoef (age 55) - Mr. Stalenhoef was named Chief Transformation Officer - North America of the Company s Chiquita Banana Group in August 1996. From 1994 to August 1996, he served as President of the Company s Chiquita Banana-North America Division. He was Senior Vice President, North America, Chiquita Tropical Products Division from 1989 to 1994 and has served the Company in various capacities since 1988.

   William A. Tsacalis (age 53) - Mr. Tsacalis has been Vice
President and Controller of the Company since 1987. He was Controller from 1984 to 1987 and has served the Company in various capacities since 1980.

                               -10-

                             PART II
                             --------
ITEM 5 -MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS
-----------------------------------------------------------
   The number of shareholders at February 28, 1997 and the markets for the Company's capital stock are included on page 52 of the Company's 1996 Annual Report to Shareholders under "Investor Information." Price ranges of the Company's capital stock and dividends declared thereon are included in Note 14 to the Consolidated Financial Statements included in the 1996 Annual Report to Shareholders. Restrictions on the Company's ability to declare and pay dividends are described in Note 6 to the Consolidated Financial Statements included in the 1996 Annual Report to Shareholders. All such information is incorporated herein by reference.

ITEM 6 -SELECTED FINANCIAL DATA
---------------------------------
   This information is included in the table entitled "Selected
Financial Data" on page 26 of the Company's 1996 Annual Report to
Shareholders and is incorporated herein by reference.


ITEM 7 -MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------
   This information is included under the caption "Management's Analysis of Operations and Financial Condition" included on pages 27 through 30 of the Company's 1996 Annual Report to Shareholders and is incorporated herein by reference.


ITEM 8 -FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------
   The Consolidated Financial Statements of Chiquita Brands International, Inc. and its subsidiaries included on pages 31 through 50 of the Company's 1996 Annual Report to Shareholders, and "Quarterly Financial Data" which is included in Note 14 to such Consolidated Financial Statements, are incorporated herein by reference.


ITEM 9 -CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
----------------------------------------------------------
   None.
                               -11-

                             PART III
                            ---------
   Except for information relating to the Company's executive officers included in Part I of this report, the information required by the following Items will be included in Chiquita's definitive Proxy Statement which will be filed with the Securities and Exchange Commission in connection with the 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM  10 -DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------

ITEM  11 -EXECUTIVE COMPENSATION
----------------------------------

ITEM  12 -SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT
-----------------------------------------------------------

ITEM  13 -CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
----------------------------------------------------------

                             PART IV
                             -------
ITEM  14 -EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
           REPORTS ON FORM 8-K
--------------------------------------------------------
   (a) 1.Financial Statements. The following consolidated financial statements of the Company and the Report of Independent Auditors are included in the Company's 1996 Annual Report to Shareholders and are incorporated by reference in Part II, Item 8:

                                                  Page of
                                                  Annual Report
      Report of Independent Auditors                   25
      Consolidated Statement of Income for 1996,
          1995 and 1994                                31
      Consolidated Balance Sheet at December 31,
          1996 and 1995                                32
      Consolidated Statement of Shareholders' Equity
          for 1996, 1995 and 1994                      33
      Consolidated Statement of Cash Flow for 1996,
          1995 and 1994                                34
      Notes to Consolidated Financial Statements       35

      2.  Financial Statement Schedule.  Financial Statement
   Schedule II - Allowance for Doubtful Accounts Receivable is included on page 16 of this Annual Report on Form 10-K. All other schedules are not required under the related instructions or are inapplicable.

      3. Exhibits. See Index of Exhibits (page 18) for a listing of all exhibits filed with this Annual Report on Form 10-K.

   (b) There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 1996.

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 1997.

CHIQUITA BRANDS INTERNATIONAL, INC.

By   /s/ Carl H. Lindner
     Carl H. Lindner
     Chairman of the Board and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on March 28, 1997:

/s/ Carl H. Lindner          Chairman of the Board and
Carl H. Lindner              Chief Executive Officer

/s/ Keith E. Lindner         Vice Chairman of the Board
Keith E. Lindner

/s/ Steven G. Warshaw        Director, President,
Steven G. Warshaw            Chief Operating Officer and
                             Chief Financial Officer

/s/ Fred J. Runk             Director
Fred J. Runk

Jean H. Sisco*               Director
Jean H. Sisco

William W. Verity*           Director
William W. Verity
                               -14-

Oliver W. Waddell*           Director
Oliver W. Waddell

/s/ Ronald F. Walker         Director
Ronald F. Walker

/s/ William A. Tsacalis      Vice President and Controller
William A. Tsacalis          (Chief Accounting Officer)

*    By  /s/ William A. Tsacalis
     Attorney-in-Fact**
--------------------------------
** By authority of powers of attorney filed with this Annual
   Report on Form 10-K.

               CHIQUITA BRANDS INTERNATIONAL, INC. AND SUBSIDIARY COMPANIES

                SCHEDULE II - ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

                                                (In thousands)

                                                                  Year Ended December 31,
                                                            1996             1995             1994
                                                          --------         --------         --------
Balance at beginning of period                             $11,310          $13,060          $12,393
                                                          --------         --------         --------
      Additions:
             Charged to costs and expenses                   3,685            4,303            6,966
                                                          --------         --------         --------
      Deductions:
             Write-offs                                      4,268            5,703            6,330
             Other, net                                        895              350              (31)
                                                          --------         --------         --------
                                                             5,163            6,053            6,299
                                                          --------         --------         --------
Balance at end of period                                    $9,832          $11,310          $13,060
                                                          ========         ========         ========

              (This page left blank intentionally.)

               CHIQUITA BRANDS INTERNATIONAL, INC.
                        Index of Exhibits
Exhibit
Number                     Description
--------            --------------------------

  *3-a    Second Restated Certificate of Incorporation, filed as
          Exhibit 3(a) to Quarterly Report on Form 10-Q for the
          quarter ended June 30, 1994, as amended by the
          Certificate of Amendment establishing the terms of the
          Series B Preferred Stock, filed as Exhibit 3(a) to
          Quarterly Report on Form 10-Q for the quarter ended
          June 30, 1996
  *3-b    By-Laws, filed as Exhibit 3-b to Annual Report on Form
          10-K for the year ended December 31, 1992
    *4    Indenture dated as of February 15, 1994 between the
          Company and The Fifth Third Bank, Trustee, with respect
          to Senior Debt Securities, under which the Company s 9
          1/8% Senior Notes due 2004 and the Company s 10 1/4%
          Senior Notes due 2006 have been issued (incorporated by reference to Exhibit 4(c) of Registration Statement 333-00789), as supplemented by the First Supplemental Indenture dated as of June 15, 1994 (incorporated by reference to Exhibit 6(a)99(c) to Quarterly Report on
          Form 10-Q for the quarter ended June 30, 1994) and by
          the Second Supplemental Indenture dated as of July 15,
          1996 (incorporated by reference to Exhibit 4 to
          Quarterly Report on Form 10-Q for the quarter ended
          June 30, 1996); and as further supplemented by the Certificate of the Vice President and Controller of the Company establishing the terms of the 9 1/8% Senior
          Notes (incorporated by reference to Exhibit 7(c)(3) to Current Report on Form 8-K dated February 8, 1994) and by the Terms of 10 1/4% Senior Notes approved by the Executive Committee of the Board of Directors of the
          Company (incorporated by reference to Exhibit 7(c)99.6
          to Current Report on Form 8-K dated July 22, 1996)
 *10-a    Lease of Lands and Operating Contract between United
          Brands Company, Chiriqui Land Company, Compania
          Procesadora de Frutas and the Republic of Panama, dated January 8, 1976, effective January 1, 1976, filed as
          Exhibit 10-a to Annual Report on Form 10-K for the year
          ended December 31, 1993
 *10-b    Agreement dated January 11, 1996 effective January 1,
          1996 between Tela Railroad Company and the Honduran
          National Railroad, filed as Exhibit 10-b to Annual
          Report on Form 10-K for the year ended December 31,
          1995
 *10-c Stock Purchase Agreement dated December 20, 1995 between Smithfield Foods, Inc. ("Smithfield") and the Company filed as Exhibit 7.1 to Schedule 13D dated December 20,
          1995 filed by the Company and certain other persons with respect to Smithfield common stock

  10-d Credit Agreement dated December 31, 1996 among Chiquita Brands International, Inc., The First National Bank of Boston, as administrative agent, and the financial institutions which are lenders thereunder relating to the Company s $125 million revolving credit facility

          Executive Compensation Plans
          ----------------------------
  10-e    1986 Stock Option and Incentive Plan, as amended
 *10-f    Individual Stock Option Plan and Agreement, filed as
          Exhibit 4 to Registration Statement on Form S-8 No. 33-25950 dated December 7, 1988
 *10-g Amended and Restated Deferred Compensation Plan, filed as Exhibit 10-f to Annual Report on Form 10-K for the year ended December 31, 1995

  10-h    Deferred Compensation Plan for Board of Directors of
          Chiquita Brands International, Inc. dated January 1,
          1997

    11    Computation of Earnings Per Common Share
    12 Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends
    13 Chiquita Brands International, Inc. 1996 Annual Report to Shareholders (pages 25 through 50 and page 52)
    21    Subsidiaries of Registrant
    23    Consent of Independent Auditors
    24    Powers of Attorney
    27    Financial Data Schedule
    99 Annual Report on Form 11-K for the Chiquita Savings and Investment Plan for 1996 will be filed by amendment on or before June 29, 1997.
-----------------------------------
   *  Incorporated by reference.