Form 10-Q
period 1997-03-31
CHIQUITA BRANDS INTERNATIONAL INC
filed 1997-05-13
CIK 101063

FORM 10-Q



                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


      Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934


For the Quarterly Period Ended               Commission File
March 31, 1997                               Number 1-1550



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

   As of May 1, 1997, there were 56,286,962 shares of Common
Stock outstanding.


                       Page 1 of 11 Pages

               CHIQUITA BRANDS INTERNATIONAL, INC.

                       TABLE OF CONTENTS

                                                           Page
PART I - Financial Information

   Consolidated Statement of Income for the quarters
     ended March 31, 1997 and 1996  . . . . . . . . . .       3

   Consolidated Balance Sheet as of March 31, 1997,
     December 31, 1996 and March 31, 1996 . . . . . . .       4

   Consolidated Statement of Cash Flow for the quarters
     ended March 31, 1997 and 1996  . . . . . . . . . .       5

   Notes to Consolidated Financial Statements   . . . .       6

   Management's Analysis of Operations and
     Financial Condition  . . . . . . . . . . . . . . .       7


PART II - Other Information

   Item 2 - Changes in Securities   . . . . . . . . . .       8

   Item 6 - Exhibits and Reports on Form 8-K  . . . . .       8

Signature . . . . . . . . . . . . . . . . . . . . . . .       9

Part I - Financial Information

               CHIQUITA BRANDS INTERNATIONAL, INC.

           CONSOLIDATED STATEMENT OF INCOME (Unaudited)
             (In thousands, except per share amounts)

                                            Quarter Ended
                                               March 31,
                                          1997        1996
                                        ---------   ---------
Net sales                               $631,410    $624,806
                                         ---------   ---------
Operating expenses
  Cost of sales                          464,071     471,999
  Selling, general and administrative     74,378      73,235
  Depreciation                            21,575      21,711
                                         ---------   ---------
                                         560,024     566,945
                                         ---------   ---------
  Operating income                        71,386      57,861
Interest income                            4,386       7,340
Interest expense                         (28,458)    (35,167)
Other income, net                            280         194
                                         ---------   ---------
  Income before income taxes              47,594      30,228
Income taxes                              (4,300)     (6,000)
                                         ---------   ---------

Net income                               $43,294     $24,228
                                         =========   =========

Shares used to calculate earnings per
  common share:
  Primary                                 56,952      55,919
                                         =========   =========
  Fully diluted                           72,516      63,829
                                         =========   =========
Earnings per common share:
  Primary                                   $.69        $.40
                                         =========   =========
  Fully diluted                             $.60        $.38
                                         =========   =========
Dividends per common share                  $.05        $.05
                                         =========   =========

             See Notes to Consolidated Financial Statements

                                     CHIQUITA BRANDS INTERNATIONAL, INC.

                                    CONSOLIDATED BALANCE SHEET (Unaudited)
                                     (In thousands, except share amounts)

                                                            March 31,       December 31,      March 31,
                                                              1997             1996             1996
                                                          -----------      -------------    -----------
ASSETS
Current assets
    Cash and equivalents                                    $164,670         $285,558         $211,945
    Marketable securities                                         --               --           31,734
    Trade receivables (less allowances
      of $9,373, $9,832 and $11,075)                         217,281          162,566          216,317
    Other receivables, net                                    88,908           91,126           94,017
    Inventories                                              267,638          275,177          277,141
    Other current assets                                      47,643           29,884           36,919
                                                         -----------      -----------      -----------
      Total current assets                                   786,140          844,311          868,073
Restricted cash                                                   --               --           39,520
Property, plant and equipment, net                         1,132,238        1,139,677        1,163,123
Investments and other assets                                 323,039          319,149          357,321
Intangibles, net                                             158,257          163,797          166,941
                                                         -----------      -----------      -----------
      Total assets                                        $2,399,674       $2,466,934       $2,594,978
                                                         ===========      ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Notes and loans payable                                  $37,349          $78,107         $107,370
    Long-term debt due within one year                        94,191           56,982           49,876
    Accounts payable                                         196,697          193,875          208,881
    Accrued liabilities                                       83,833          135,370          101,875
                                                         -----------      -----------      -----------
      Total current liabilities                              412,070          464,334          468,002
Long-term debt of parent company                             702,712          704,763          841,072
Long-term debt of subsidiaries                               321,805          374,488          394,667
Accrued pension and other employee benefits                   84,051           83,797           85,935
Other liabilities                                            112,811          115,299          109,769
                                                         -----------      -----------      -----------
      Total liabilities                                    1,633,449        1,742,681        1,899,445
                                                         -----------      -----------      -----------
Shareholders' equity
    Preferred stock                                          249,256          249,256          138,369
    Capital stock, $.33 par value (56,245,552,
      55,841,384 and 55,234,823 shares)                       18,748           18,614           18,412
    Capital surplus                                          600,458          594,885          584,786
    Accumulated deficit                                     (102,237)        (138,502)         (46,034)
                                                         -----------      -----------      -----------
      Total shareholders' equity                             766,225          724,253          695,533
                                                         -----------      -----------      -----------

      Total liabilities and shareholders'
      equity                                              $2,399,674       $2,466,934       $2,594,978
                                                         ===========      ===========      ===========

       See Notes to Consolidated Financial Statements

                       CHIQUITA BRANDS INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)
                                  (In thousands)

                                                                             Quarter Ended
                                                                                      March 31,
                                                                            1997                1996
                                                                        ----------          ----------
Cash provided (used) by:
Operations
    Net income                                                            $43,294              $24,228
    Depreciation and amortization                                          22,957               23,145
    Write-down of Costa Rican banana
       producing assets                                                        --                8,900
    Changes in current assets and liabilities:
       Receivables                                                        (54,351)             (37,869)
       Inventories                                                          7,102               16,230
       Accounts payable                                                     5,509                2,589
       Other current assets and liabilities                               (53,043)             (27,742)
    Other                                                                     745               (5,458)
                                                                        ---------            ---------
       Cash flow from operations                                          (27,787)               4,023
                                                                        ---------            ---------
Investing
    Capital expenditures                                                  (13,211)             (12,255)
    Refundable deposits for container
       equipment                                                          (15,849)                  --
    Other                                                                    (991)               4,699
                                                                        ---------            ---------
       Cash flow from investing                                           (30,051)              (7,556)
                                                                        ---------            ---------
Financing
    Debt transactions
       Issuances of long-term debt                                             --                4,758
       Repayments of long-term debt                                       (18,070)             (13,488)
       Decrease in notes and loans payable                                (40,064)              (9,234)
    Stock transactions
       Issuances of capital stock                                           2,113                1,592
       Dividends                                                           (7,029)              (4,825)
                                                                        ---------            ---------
       Cash flow from financing                                           (63,050)             (21,197)
                                                                        ---------            ---------
Decrease in cash and equivalents                                         (120,888)             (24,730)
Balance at beginning of period                                            285,558              236,675
                                                                        ---------            ---------
Balance at end of period                                                 $164,670             $211,945
                                                                        =========            =========

                          See Notes to Consolidated Financial Statements

            CHIQUITA BRANDS INTERNATIONAL, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


   Interim results are subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full fiscal year. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the results of the interim periods shown have been made. See Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 for additional information relating to the Company's financial statements.

   Inventories consist of the following (in thousands):

                                                         March 31,        December 31,         March 31,
                                                           1997              1996                1996
                                                       ----------       ------------         ----------
Bananas and other fresh produce                          $41,060            $34,557            $42,810
Other food products                                       54,756             66,929             47,139
Growing crops                                            113,650            114,425            120,080
Materials and supplies                                    48,527             49,699             56,650
Other                                                      9,645              9,567             10,462
                                                      ----------         ----------         ----------
                                                        $267,638           $275,177           $277,141
                                                      ==========         ==========         ==========

   In accordance with its long-standing policy to periodically hedge transactions denominated in foreign currencies, at March 31, 1997, the Company had option contracts which ensure conversion of approximately $330 million of foreign sales through 1997 at a rate of 1.55 Deutsche marks per dollar and approximately $170 million of foreign sales in 1998 at rates not higher than 1.63 Deutsche marks per dollar or lower than 1.50 Deutsche marks per dollar. At March 31, 1997, the carrying value of these option contracts was approximately $5 million and their fair value based on quoted market prices was approximately $29 million.

   In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which the Company is required to adopt on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Statement No. 128 is not expected to have a material effect on the Company's earnings per share.

               CHIQUITA BRANDS INTERNATIONAL, INC.

                    MANAGEMENT'S ANALYSIS OF
                OPERATIONS AND FINANCIAL CONDITION


OPERATIONS

   Net sales for the quarter ended March 31, 1997 were comparable to sales for the same quarter of 1996.

   Operating income for the 1997 first quarter was $71 million compared to 1996 first quarter operating income of $58 million, which included write-downs and costs of $12 million resulting from damage to the Company s banana producing assets caused by industry-wide flooding in Costa Rica during the 1996 first quarter. Worldwide banana volume and average pricing increased in 1997 in comparison to the first quarter of 1996. The benefit of these favorable developments was offset by (i) the adverse impact of a stronger dollar, mitigated in part by the Company's foreign currency hedging program, and (ii) additional costs which are being incurred during 1997 for the purchase and shipment of replacement fruit as a result of flooding in Honduras and Guatemala in late 1996.

   Net interest expense was reduced by $4 million in comparison to the first quarter of 1996 as a result of the Company's debt refinancing and reduction activities.

   The Company's effective tax rate is affected by the level and mix of income between various domestic and foreign jurisdictions in which the Company operates.

FINANCIAL CONDITION

   Cash decreased by $121 million during the first quarter of 1997 due primarily to seasonal increases in working capital and prepayments of debt. As a result of debt refinancing and reduction activities, net debt (total debt less cash and marketable securities) has decreased by $118 million since March
31, 1996 to approximately $1.0 billion at March 31, 1997.

OTHER

   Reference is made to the discussion of the European Union ("EU") banana quota and licensing regime, the Framework Agreement and the pending World Trade Organization ("WTO") proceeding regarding this regime contained in Part I, Item 1 - "Business-Risks of International Operations" in the Company's 1996 Form 10-K and "Management's Analysis of Operations and Financial Condition" in the Company's 1996 Annual Report to Shareholders. It has been widely reported that in April 1997 the WTO panel hearing the case issued its final report to the governments involved in the proceeding, finding that the licensing and quota systems under the EU regime and the Framework Agreement violate numerous international trade agreements to the detriment of Latin American supplying countries and U.S. marketing firms such as Chiquita. Reportedly, the report recommends that the WTO request the EU to bring its import regime for bananas into conformity with these agreements. The report is subject to appeal procedures that could extend by a few months the time before it could be adopted. Thereafter, the parties would have a "reasonable" period of time (not to exceed 15 months) to implement the report's recommendations. There can be no assurance as to the ultimate outcome of the WTO proceedings, including any appeal of the final report, the nature and extent of any actions that may be taken by the affected countries or the impact on the EU quota regime or the Framework Agreement.

Part II - Other Information

  Item 2 - Changes in Securities

  (c) On January 29, 1997, the Company issued 206,777 shares of Common Stock to the seller of agricultural assets in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The shares were issued as consideration for the approximately $3 million purchase price of the assets.

  Item 6 - Exhibits and Reports on Form 8-K
                                                      Page
                                                   Number(s)
  (a)  Exhibit 11 - Computation of Earnings Per
       Common Share . . . . . . . . . . . . . . .    10-11

       Exhibit 27 - Financial Data Schedule . . .       **

       **  Copy omitted from this Quarterly Report on Form 10-Q.
           Copy included in report filed electronically with the Securities and Exchange Commission.

  (b) There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 1997.

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




May 12, 1997