Form 10-K/A
period 1996-12-31
CHIQUITA BRANDS INTERNATIONAL INC
filed 1997-06-27
CIK 101063

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





   SIGNATURE

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized on June 24, 1997.

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

    *10-c Stock Purchase Agreement dated December 20, 1995 between Smithfield Foods, Inc. ("Smithfield") and the Company filed as
            Exhibit 7.1 to Schedule 13D dated December 20, 1995 filed by the Company and certain other persons with respect to Smithfield common stock





   **10-d Credit Agreement dated December 31, 1996 among Chiquita Brands International, Inc., The First National Bank of Boston, as administrative agent, and the financial institutions which are lenders thereunder relating to the Company s $125 million revolving credit facility

            Executive Compensation Plans
   **10-e   1986 Stock Option and Incentive Plan, as amended

    *10-f Individual Stock Option Plan and Agreement, filed as Exhibit 4 to Registration Statement on Form S-8 No. 33-25950 dated December 7, 1988

    *10-g Amended and Restated Deferred Compensation Plan, filed as Exhibit 10-f to Annual Report on Form 10-K for the year ended December 31, 1995

   **10-h Deferred Compensation Plan for Board of Directors of Chiquita Brands International, Inc. dated January 1, 1997

     **11   Computation of Earnings Per Common Share

     **12 Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

     **13 Chiquita Brands International, Inc. 1996 Annual Report to Shareholders (pages 25 through 50 and page 52)

     **21   Subsidiaries of Registrant

     **23   Consent of Independent Auditors

     **24   Powers of Attorney

     **27   Financial Data Schedule

       99 Annual Report on Form 11-K for the Chiquita Savings and Investment Plan for 1996.

       *   Incorporated by reference.
      **   Previously filed with Securities and Exchange Commission.