Form 10-Q
period 1997-06-30
CHIQUITA BRANDS INTERNATIONAL INC
filed 1997-08-08
CIK 101063

FORM 10-Q



                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


For the Quarterly Period Ended                              Commission File
June 30, 1997                                               Number 1-1550



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

      As of August 1, 1997, there were 56,283,637 shares of Common Stock outstanding.


                              Page 1 of 11 Pages











                      CHIQUITA BRANDS INTERNATIONAL, INC.

                               TABLE OF CONTENTS


                                                                     Page(s)
PART I - Financial Information

    Consolidated Statement of Income for the quarters and
      six months ended June 30, 1997 and 1996   . . . . . . . . . . . . .  3

    Consolidated Balance Sheet as of June 30, 1997,
      December 31, 1996 and June 30, 1996   . . . . . . . . . . . . . . .  4

    Consolidated Statement of Cash Flow for the six months
      ended June 30, 1997 and 1996  . . . . . . . . . . . . . . . . . . .  5

    Notes to Consolidated Financial Statements  . . . . . . . . . . . . .  6

    Management's Analysis of Operations and Financial Condition   . . . .  7-8


PART II - Other Information

     Item 4 - Submission of Matters to a Vote of Security Holders . . . .   8

     Item 6 - Exhibits and Reports on Form 8-K  . . . . . . . . . . . . .   8

     Signature  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

Part I - Financial Information

                                      CHIQUITA BRANDS INTERNATIONAL, INC.
                                 CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                                   (In thousands, except per share amounts)
                                                   Quarter Ended June 30,           Six Months Ended June 30,
                                                    1997          1996             1997            1996
Net sales                                         $   646,233    $  713,698   $    1,277,643  $    1,338,504
                                                   ----------    ----------     ------------     -----------
Operating expenses
   Cost of sales                                      484,036       534,591          948,107       1,006,590
Selling, general and administrative                    72,834        81,319          147,212         154,554
   Depreciation                                        21,466        22,668           43,041          44,379
                                                   ----------    ----------     ------------     -----------
                                                      578,336       638,578        1,138,360       1,205,523
                                                   ----------    ----------     ------------     -----------
   Operating income                                    67,897        75,120          139,283         132,981
Interest income                                         4,247         7,671            8,633          15,011
Interest expense                                      (27,320)      (34,949)         (55,778)        (70,116)
Other income, net                                         159           247              439             441
                                                   ----------    ----------     ------------     -----------
   Income before income taxes                          44,983        48,089           92,577          78,317
Income taxes                                           (3,900)       (5,000)          (8,200)        (11,000)
                                                   ----------    ----------     ------------     -----------
   Income before extraordinary item                    41,083        43,089           84,377          67,317
Extraordinary loss from debt refinancing                   --        (5,556)              --          (5,556)

                                                   ----------    ----------     ------------     -----------
Net income                                        $    41,083    $   37,533   $       84,377  $       61,761
                                                   ==========    ==========     ============     ===========
Shares used to calculate earnings
   per common share:
     Primary                                           57,264        55,984           57,108          55,952
                                                   ==========    ==========     ============     ===========
     Fully diluted                                     72,496        63,550           72,506          63,689
                                                   ==========    ==========     ============     ===========
Earnings per common share:
   Primary          -  Income before
                       extraordinary item        $       .64    $       .73    $       1.33    $       1.13
                    -  Extraordinary item                 --           (.10)             --            (.10)
                                                  ----------     ----------      ----------      ----------
                    -  Net income                $       .64    $       .63    $       1.33    $       1.03
                                                  ==========     ==========      ==========      ==========
   Fully diluted    -  Income before
                       extraordinary item        $       .57    $       .68    $       1.16    $       1.06
                    -  Extraordinary item                 --           (.09)             --            (.09)
                                                  ----------     ----------      ----------      ----------
                    -  Net income                $        57    $       .59    $       1.16    $        .97
                                                  ==========     ==========      ==========      ==========
Dividends per common share                       $       .05    $       .05    $        .10    $        .10
                                                  ==========     ==========      ==========      ==========

                                See Notes to Consolidated Financial Statements.

                                      CHIQUITA BRANDS INTERNATIONAL, INC.
                                    CONSOLIDATED BALANCE SHEET (Unaudited)
                                     (In thousands, except share amounts)

                                                      June 30,            December 31,        June 30,
                                                        1997                1996                1996
ASSETS
Current assets
   Cash and equivalents                              $    233,077        $    285,558      $    205,338
   Marketable securities                                       --                  --            66,865
   Trade receivables (less allowances
     of $9,599, $9,832 and $11,105)                       197,458             162,566           218,451
   Other receivables, net                                  72,739              91,126            87,023
   Inventories                                            250,136             275,177           251,280
   Other current assets                                    33,644              29,884            30,767
                                                       ----------          ----------        ----------
     Total current assets                                 787,054             844,311           859,724
Restricted cash                                                --                  --            39,520
Property, plant and equipment, net                      1,130,785           1,139,677         1,158,226
Investments and other assets                              312,912             319,149           352,049
Intangibles, net                                          156,701             163,797           166,150
                                                       ----------          ----------        ----------
     Total assets                                    $  2,387,452        $  2,466,934      $  2,575,669
                                                       ==========          ==========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Notes and loans payable                           $     27,110        $     78,107      $     91,565
   Long-term debt due within one year                      97,489              56,982            53,762
   Accounts payable                                       199,281             193,875           224,959
   Accrued liabilities                                     90,033             135,370           108,425
                                                       ----------          ----------        ----------
     Total current liabilities                            413,913             464,334           478,711
Long-term debt of parent company                          697,788             704,763           780,663
Long-term debt of subsidiaries                            299,577             374,488           394,515
Accrued pension and other employee benefits                86,127              83,797            86,420
Other liabilities                                          89,679             115,299           107,952
                                                       ----------          ----------        ----------
     Total liabilities                                  1,587,084           1,742,681         1,848,261
                                                       ----------          ----------        ----------
Shareholders' equity
   Preferred stock                                        249,256             249,256           138,369
   Capital stock, $.33 par value (56,249,551,
     55,841,384 and 55,561,291 shares)                     18,750              18,614            18,520
   Capital surplus                                        600,540             594,885           583,861
   Accumulated deficit                                    (68,178)           (138,502)          (13,342)
                                                       ----------          ----------        ----------
     Total shareholders' equity                           800,368             724,253           727,408
                                                       ----------          ----------        ----------
     Total liabilities and shareholders' equity      $  2,387,452        $  2,466,934      $  2,575,669
                                                       ==========          ==========        ==========

                                See Notes to Consolidated Financial Statements.

                                      CHIQUITA BRANDS INTERNATIONAL, INC.
                                CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)
                                                (In thousands)

                                                                              Six Months Ended June 30,
                                                                               1997                 1996
Cash provided (used) by:
Operations
   Income before extraordinary item                                       $       84,377       $      67,317
   Depreciation and amortization                                                  45,739              48,141
   Write-down of Costa Rican banana
     producing assets                                                                 --               8,900
   Changes in current assets and liabilities
     Receivables                                                                 (29,156)            (32,541)
     Inventories                                                                  24,604              42,099
     Accounts payable                                                             15,010              18,832
     Other current assets and liabilities                                        (39,928)            (15,712)
   Other                                                                          (2,308)             (1,803)
                                                                              ----------          ----------
        Cash flow from operations                                                 98,338             135,233
                                                                              ----------          ----------
Investing
   Capital expenditures                                                          (34,319)            (32,652)
   Refundable deposits for container equipment                                    (8,589)                 --
   Investment in Japanese joint venture                                           (4,474)                 --
   Proceeds from sale of non-core assets                                              --               5,350
   Increase in marketable securities                                                  --             (39,235)
   Other                                                                          (1,328)              1,373
                                                                              ----------          ----------
        Cash flow from investing                                                 (48,710)            (65,164)
                                                                              ----------          ----------
Financing
   Debt transactions
     Issuances of long-term debt                                                      --              23,738
     Repayments of long-term debt                                                (42,112)            (94,219)
     Decrease in notes and loans payable                                         (50,248)            (25,497)
   Stock transactions
     Issuances of capital stock                                                    4,304               4,238
     Dividends                                                                   (14,053)             (9,666)
                                                                              ----------          ----------
        Cash flow from financing                                                (102,109)           (101,406)
                                                                              ----------          ----------
Decrease in cash and equivalents                                                 (52,481)            (31,337)
Balance at beginning of period                                                   285,558             236,675
                                                                              ----------          ----------

Balance at end of period                                                  $      233,077       $     205,338
                                                                              ==========          ==========

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

    Inventories consist of the following (in thousands):

                                 June 30,       December 31,     June 30,
                                   1997            1996            1996
Bananas and other fresh produce $  34,774       $ 34,557      $  34,670
Other food products                44,852         66,929         35,774
Growing crops                     113,359        114,425        120,086
Materials and supplies             49,064         49,699         50,415
Other                               8,087          9,567         10,335
                                $ 250,136       $275,177      $ 251,280

    The Company has a long-standing policy of periodically entering into foreign exchange forward contracts and purchasing currency options to hedge transactions denominated in foreign currencies. These forward contracts and options are specifically designated as hedges and offset the losses or gains from currency risk associated with the hedged transactions. The Company does not enter into forward contracts or options for speculative purposes. Amounts paid for options and any gains realized thereon, as well as any gains or losses realized prior to the maturity of forward contracts used to hedge firm commitments, are deferred until the hedged transaction occurs. These deferred amounts, along with gains or losses on forward contracts held to maturity, are included in the measurement of the transaction being hedged. Gains and losses on forward contracts used to hedge transactions where a firm commitment does not exist are included in income on a current basis.

    At June 30, 1997, the Company had option contracts which ensure conversion of approximately $175 million of foreign sales through the end of 1997 at a rate of 1.55 Deutsche marks per dollar and approximately $175 million of foreign sales in 1998 at rates not higher than 1.64 Deutsche marks per dollar or lower than 1.50 Deutsche marks per dollar. At June 30, 1997, the carrying value of these option contracts was approximately $4 million and their fair value based on quoted market prices was approximately $28 million.

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which the Company is required to adopt on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Statement No. 128 is not expected to have a material effect on the Company's earnings per share.





                      CHIQUITA BRANDS INTERNATIONAL, INC.

                           MANAGEMENT'S ANALYSIS OF
                      OPERATIONS AND FINANCIAL CONDITION

OPERATIONS

   Net sales for the quarter and first half ended June 30, 1997 decreased 9.5% and 4.5% from the corresponding periods last year. The decrease in sales for the second quarter resulted primarily from lower volume in low-margin produce distribution operations, deconsolidation of Japanese banana operations (which are now operated through a joint venture and accounted for under the equity method), and the impact of a stronger dollar. None of these items individually caused a material decrease in sales.

   First quarter banana volume in 1997 was higher than in 1996; second quarter volume in 1997 was comparable to the 1996 level. Available supplies of bananas have been somewhat limited during 1997 as a result of prior year weather-related disruptions.

   Operating income for the 1997 second quarter decreased by $7 million from the prior year to $68 million, while first half operating income in 1997 increased $6 million to $139 million. First half operating income in 1996 included write-downs and costs of $12 million resulting from flood damage in Costa Rica during the 1996 first quarter. Operating income in 1997 was adversely affected by a stronger dollar, mitigated in part by the Company's foreign currency hedging program.

   Net interest expense for the second quarter and first half of 1997 decreased by $4 million (15%) and $8 million (14%) from the prior year levels as a result of the Company's debt reduction and refinancing activities.

   The Company's effective tax rate is affected by the level and mix of income among various domestic and foreign jurisdictions in which the Company operates.

FINANCIAL CONDITION

   Cash decreased by $52 million in the first half of 1997 primarily due to prepayments of debt. As a result of debt reduction and refinancing activities, debt has decreased by $92 million since December 31, 1996 to $1.1 billion at June 30, 1997.

OTHER

   Reference is made to the discussion of the European Union ("EU") banana quota and licensing regime, the Framework Agreement and the pending World Trade Organization ("WTO") proceeding regarding this regime contained in Part I, Item 1 - "Business-Risks of International Operations" in the Company's 1996 Form 10-K and "Management's Analysis of Operations and Financial Condition" in the Company's 1996 Annual Report to Shareholders. In May 1997, the WTO panel hearing the case issued its final report, finding that the licensing and quota systems under the EU regime and the Framework Agreement violate numerous international trade obligations to the detriment of Latin American supplying countries and U.S. marketing firms such as Chiquita. The report recommends that the WTO request the EU to bring its import regime for bananas into conformity with these obligations. In June 1997, the EU appealed the report, and oral hearings on the appeal were held in July. A decision on the appeal is expected in September 1997, with adoption of the final report expected in October. If the final report is upheld on appeal, the EU would be required, within one month following its adoption, to indicate whether it will comply with the final report, in which case the parties would have a "reasonable" period of time (not to exceed 15 months) to implement the report's recommendations. Alternatively, if the EU refused to fully comply with the final report, it could offer to pay compensation to the injured governments and, if that compensation were unacceptable to the governments, they could engage in retaliatory trade measures against the EU. There can be no assurance as to the ultimate outcome of the WTO proceedings, including the appeal of the final report, the nature and extent of any actions that may be taken by the affected countries or the impact on the EU quota regime or the Framework Agreement.


Part II - Other Information


   Item 4 - Submission of Matters to a Vote of Security Holders

       In connection with the election of eight directors of the Company, proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934 and the following votes were cast at the Company's Annual Meeting of Shareholders held on May 14, 1997:

             Name                              Votes For      Votes Withheld
       Carl H. Lindner                      48,956,500          744,000
       Keith E. Lindner                     48,962,660          737,840
       Fred J. Runk                         48,984,227          716,273
       Jean Head Sisco                      48,982,956          717,544
       William W. Verity                    48,969,944          730,556
       Oliver W. Waddell                    48,984,591          715,909
       Ronald F. Walker*                    48,992,687          707,813
       Steven G. Warshaw                    48,977,576          722,924

       *Mr. Walker, a director of the Company since 1984, passed away on May 15, 1997; the Board of Directors is now comprised of seven members.

       The remaining 6,532,710 shares outstanding on the record date were not voted.





   Item 6 - Exhibits and Reports on Form 8-K
                                                                      Page
                                                                     Number(s)
  (a) Exhibit 10-g - Amended and Restated Deferred Compensation Plan  . . . **

      Exhibit 11   - Computation of Earnings Per Common Share   . . . . .10-11

      Exhibit 27   - Financial Data Schedule  . . . . . . . . . . . . . . . **

      ** Copy omitted from this Quarterly Report on Form 10-Q. Copy included in report filed electronically with the Securities and Exchange Commission.


   (b) There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 1997.











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




August 7, 1997