Form 10-Q
period 1997-09-30
CHIQUITA BRANDS INTERNATIONAL INC
filed 1997-11-10
CIK 101063

FORM 10-Q



                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


     Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934


For the Quarterly Period Ended                              Commission File
September 30, 1997                                          Number 1-1550



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

      As of October 31, 1997, there were 59,387,082 shares of Common Stock outstanding.


                              Page 1 of 13 Pages











               CHIQUITA BRANDS INTERNATIONAL, INC.

                        TABLE OF CONTENTS


                                                        Page(s)
PART I - Financial Information

    Consolidated Statement of Income for the quarters and
     nine months ended September 30, 1997 and 1996  . . .    3

    Consolidated Balance Sheet as of September 30, 1997,
     December 31, 1996 and September 30, 1996   . . . . .    4

    Consolidated Statement of Cash Flow for the nine months
     ended September 30, 1997 and 1996  . . . . . . . . .    5

    Notes to Consolidated Financial Statements  . . . . .  6-7

    Management's Analysis of Operations and
     Financial Condition  . . . . . . . . . . . . . . . .  8-9


PART II - Other Information

    Item 1 - Legal Proceedings  . . . . . . . . . . . . .    9

    Item 2 - Changes in Securities  . . . . . . . . . . .   10

    Item 6 - Exhibits and Reports on Form 8-K . . . . . .   10

    Signature . . . . . . . . . . . . . . . . . . . . . .   11





Part I - Financial Information

                                      CHIQUITA BRANDS INTERNATIONAL, INC.

                                 CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                                   (In thousands, except per share amounts)

                                                Quarter Ended                    Nine Months Ended
                                                 September 30,                       September 30,
                                              1997              1996             1997              1996
Net sales                                $      556,261    $    541,581    $    1,833,904    $    1,880,085
                                             ----------      ----------        ----------        ----------
Operating expenses
   Cost of sales                                463,993         431,385         1,412,100         1,437,975
   Selling, general and administrative           76,267          72,266           223,479           226,820
   Depreciation                                  21,377          22,069            64,418            66,448
                                             ----------      ----------        ----------        ----------
                                                561,637         525,720         1,699,997         1,731,243
                                             ----------      ----------        ----------        ----------
   Operating income (loss)                       (5,376)         15,861           133,907           148,842
Interest income                                   3,848           6,965            12,481            21,976
Interest expense                                (26,704)        (30,626)          (82,482)         (100,742)
Other income, net                                   217             215               656               656
                                             ----------      ----------        ----------        ----------
   Income (loss) before income taxes            (28,015)         (7,585)           64,562            70,732
Income taxes                                         --              --            (8,200)          (11,000)
                                             ----------      ----------        ----------        ----------
   Income (loss) before extraordinary
     item                                       (28,015)         (7,585)           56,362            59,732
Extraordinary loss from debt
     refinancing                                     --         (17,282)               --           (22,838)
                                             ----------      ----------        ----------        ----------
Net income (loss)                        $      (28,015)   $    (24,867)   $       56,362    $       36,894
                                             ==========      ==========        ==========        ==========
Shares used to calculate earnings
   per common share:
     Primary                                     56,388          55,319            56,869            55,741
                                             ==========      ==========        ==========        ==========
     Fully diluted                               56,388          55,319            56,979            55,856
                                             ==========      ==========        ==========        ==========
Earnings per common share (primary
   and fully diluted):
     - Income (loss) before
       extraordinary item                $         (.57)   $       (.20)   $          .77    $          .93
     - Extraordinary item                            --            (.31)               --              (.41)
                                             ----------      ----------        ----------        ----------
     - Net income (loss)                 $         (.57)   $       (.51)   $          .77    $          .52
                                             ==========      ==========        ==========        ==========
Dividends per common share               $          .05    $        .05    $          .15    $          .15
                                             ==========      ==========        ==========        ==========

                                See Notes to Consolidated Financial Statements.

                                      CHIQUITA BRANDS INTERNATIONAL, INC.

                                    CONSOLIDATED BALANCE SHEET (Unaudited)
                                     (In thousands, except share amounts)
                                                  September 30,       December 31,      September 30,
                                                     1997               1996               1996
ASSETS
Current assets
   Cash and equivalents                           $     172,330    $       285,558    $       246,835
   Marketable securities                                     --                 --             39,780
   Trade receivables (less allowances
     of $10,235, $9,832 and $11,164)                    203,788            162,566            186,106
   Other receivables, net                                65,726             91,126             90,050
   Inventories                                          321,616            275,177            283,310
   Other current assets                                  39,595             29,884             32,947
                                                     ----------         ----------         ----------
     Total current assets                               803,055            844,311            879,028
Property, plant and equipment, net                    1,143,005          1,139,677          1,156,620
Investments and other assets                            312,574            319,149            343,864
Intangibles, net                                        156,564            163,797            164,929
                                                     ----------         ----------         ----------
     Total assets                                 $   2,415,198    $     2,466,934    $     2,544,441
                                                     ==========         ==========         ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Notes and loans payable                         $     36,395    $        78,107    $        94,488
   Long-term debt due within one year                    90,430             56,982             51,179
   Accounts payable                                     208,307            193,875            206,337
   Accrued liabilities                                  108,691            135,370            101,036
                                                     ----------         ----------         ----------
     Total current liabilities                          443,823            464,334            453,040
Long-term debt of parent company                        696,731            704,763            709,478
Long-term debt of subsidiaries                          284,615            374,488            368,165
Accrued pension and other employee benefits              87,107             83,797             87,111
Other liabilities                                        90,246            115,299            110,602
                                                     ----------         ----------         ----------
     Total liabilities                                1,602,522          1,742,681          1,728,396
                                                     ----------         ----------         ----------
Shareholders' equity
   Preferred and preference stock                       253,239            249,256            249,256
   Capital stock, $.33 par value (59,356,568,
     55,841,384 and 55,655,675 shares)                   19,786             18,614             18,552
   Capital surplus                                      642,881            594,885            592,277
   Accumulated deficit                                 (103,230)          (138,502)           (44,040)
                                                     ----------         ----------         ----------
     Total shareholders' equity                         812,676            724,253            816,045
                                                     ----------         ----------         ----------
     Total liabilities and shareholders' equity    $  2,415,198    $     2,466,934    $     2,544,441
                                                     ==========         ==========         ==========

                                See Notes to Consolidated Financial Statements.

                                      CHIQUITA BRANDS INTERNATIONAL, INC.

                                CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)
                                                (In thousands)

                                                                    Nine Months Ended
                                                                     September 30,
                                                               1997                  1996
Cash provided (used) by:
Operations
   Income before extraordinary item                         $    56,362           $    59,732
   Depreciation and amortization                                 68,496                71,718
   Write-down of Costa Rican banana producing assets                 --                 8,900
   Changes in current assets and liabilities
     Receivables                                                (22,262)                  231
     Inventories                                                 (8,757)               10,069
     Accounts payable                                             6,022                    44
     Other current assets and liabilities                       (29,716)              (25,387)
   Other                                                          7,097                 7,079
                                                             ----------            ----------
        Cash flow from operations                                77,242               132,386
                                                             ----------            ----------
Investing
   Capital expenditures                                         (52,096)              (57,637)
   Refundable deposits for container equipment                  (10,351)                   --
   Investment in Japanese joint venture                          (6,474)                   --
   Restricted cash deposits                                          --                39,520
   Proceeds from disposal of non-core assets                         --                41,331
   Purchases of marketable securities                                --               (39,235)
   Other                                                          1,724                 5,379
                                                             ----------            ----------
        Cash flow from investing                                (67,197)              (10,642)
                                                             ----------            ----------
Financing
   Debt transactions
     Issuances of long-term debt                                  2,148               168,472
     Repayments of long-term debt                               (68,293)             (357,539)
     Net repayments of notes and loans payable                  (41,018)              (22,789)
   Stock transactions
     Issuances of capital stock                                   4,980                 4,882
     Issuance of preferred stock                                     --               110,887
     Dividends                                                  (21,090)              (15,497)
                                                             ----------            ----------
        Cash flow from financing                               (123,273)             (111,584)
                                                             ----------            ----------
Increase (decrease) in cash and equivalents                    (113,228)               10,160
Balance at beginning of period                                  285,558               236,675
                                                             ----------            ----------
Balance at end of period                                    $   172,330           $   246,835
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

Acquisitions

   On September 24, 1997, Chiquita acquired four privately-held companies (collectively, the "Owatonna Companies") engaged primarily in the vegetable canning business in a transaction recorded under the purchase method of accounting. The total purchase price of approximately $50 million, which is subject to final adjustment, consisted of (i) approximately 3.3 million shares of Chiquita capital stock, par value $.33 per share ("Chiquita Common Stock"), valued at approximately $46 million and (ii) approximately 87,000 shares of a new series of Chiquita $2.50 Convertible Preference Stock, Series C, having a value of approximately $4 million. The assets of the Owatonna Companies consisted primarily of $38 million of inventory and $15 million of property, plant and equipment.

   On September 15, 1997, Chiquita entered into an agreement to acquire American Fine Foods, Inc., a privately-held vegetable canning company, for approximately $27 million of Chiquita Common Stock. The acquisition is subject to satisfaction of certain conditions.

   On September 17, 1997, Chiquita entered into an agreement to acquire Stokely USA, Inc. ("Stokely"), a publicly-traded vegetable canning company, for approximately $11 million of Chiquita Common Stock. As part of the acquisition, approximately $32 million of Stokely's long-term debt is to be retired in exchange for Chiquita Common Stock having a value equal to the principal amount of such debt. In addition to the debt to be retired, at September 30, 1997, Stokely had long-term debt of approximately $13  million  and  outstanding  borrowings  on  its revolving line of credit of approximately $50 million. The acquisition is subject to Stokely shareholder approval and other conditions.





Inventories

   Inventories consist of the following (in thousands):

                                               September 30,        December 31,       September 30,
                                                   1997               1996                 1996
Bananas and other fresh produce                $     33,409        $     34,557        $      34,547
Canned vegetables                                   109,250              57,652               61,853
Other food products                                   8,805               9,277                8,535
Growing crops                                       113,371             114,425              120,020
Materials and supplies                               49,442              49,699               47,512
Other                                                 7,339               9,567               10,843
                                                 ----------          ----------           ----------
                                               $    321,616        $    275,177        $     283,310
                                                 ==========          ==========           ==========

Other

    The  Company  has  a  long-standing  policy  of   periodically
entering into foreign exchange forward contracts and currency option contracts to hedge transactions denominated in foreign currencies. These forward contracts and options are specifically designated as hedges and offset the losses or gains from currency risk associated with the hedged transactions. The Company does not enter into forward contracts or options for speculative
purposes.    Amounts  paid for  options  and  any  gains realized
thereon, as well as any gains or losses realized on forward contracts used to hedge firm commitments, are deferred until the hedged transaction occurs. Gains and losses on forward contracts used to hedge transactions where a firm commitment does not exist are included in income on a current basis.

    At September 30, 1997, the Company had option contracts which ensure conversion of approximately $100 million of foreign sales through the end of 1997 at rates not higher than 1.59 Deutsche marks per dollar or lower than 1.56 Deutsche marks per dollar and approximately $375 million of foreign sales in 1998 at rates not higher than 1.72 Deutsche marks per dollar or lower than 1.57
Deutsche marks per dollar.   At September 30, 1997,  the carrying
value of these option contracts was approximately $7 million and their fair value based on quoted market prices was approximately $23 million.





    During 1997, the  Financial Accounting Standards Board  issued
the  following  Statements   of  Financial  Accounting  Standards
("SFAS"):

                 SFAS #             Subject of Standard              Period to be Implemented
                 128                Earnings per Share               4th quarter of 1997
                 129                Capital Structure                4th quarter of 1997
                 130                Comprehensive Income             1st quarter of 1998
                 131                Segment Information              4th quarter of 1998

SFAS #128 and #129 will not have a material effect on the Company's financial position or results of operations. SFAS #130 and #131 are still under study and are not expected to have a material effect on the Company's financial position or results of operations.





               CHIQUITA BRANDS INTERNATIONAL, INC.

                     MANAGEMENT'S ANALYSIS OF
                OPERATIONS AND FINANCIAL CONDITION



Operations

    Operating income for the third quarter ended September 30, 1997, which decreased by $21 million from the prior year, was adversely affected by (1) a stronger dollar, mitigated in part by the Company's foreign currency hedging program, and (2) increased banana production costs arising primarily from weather-related
effects on  current productivity.   The adverse  impact of  these
items was partially offset by the benefit of higher local currency pricing for bananas in Europe.

    For the nine month period, 1997 operating income declined by $27 million (as compared to 1996 operating income before first quarter write-downs and costs of $12 million resulting from flood
damage  in Costa  Rica).   This decline  was principally  the net
result of the foreign exchange, banana productivity and local pricing factors which affected third quarter operating results. In addition, net sales for the 1997 nine month period were reduced by the deconsolidation in January 1997 of Japanese banana operations (which are now operated through a joint venture and accounted for under the equity method) and lower volume in low-margin produce distribution operations.

    Net interest expense for the third quarter and nine months ended September 30, 1997 decreased by $1 million and $9 million from the prior year levels as a result of the Company's debt reduction and refinancing activities.

    The Company's effective tax rate is affected by the level and mix of income among various domestic and foreign jurisdictions in which the Company operates.


Financial Condition

    Cash decreased by $113 million during the nine months ended September 30, 1997. With the availability in late 1996 of its new $125 million revolving credit facility, the Company has used
excess  cash to  prepay  debt.   Through  the nine  months  ended
September 30, 1997, the Company has repaid $109 million of debt. Cash flow from operations of $77 million was sufficient to fund the Company's requirements for investing activities, including $16 million for capital expenditures to rehabilitate assets damaged by storms in 1996.





Other

    Reference is made to the discussion of the European Union ( EU ) banana quota and licensing regime, the Framework Agreement and the World Trade Organization ( WTO ) proceeding relating to
this  regime contained  in Part  I, Item  1 -   Business-Risks of
International Operations  in  the Company s 1996 Form 10-K and in
 Management s Analysis of Operations and Financial Condition in the Company s 1996 Annual Report to Shareholders and June 30,
1997  Form 10-Q.    In September  1997,  the WTO  Appellate  Body
affirmed the panel report that had been issued in May 1997, which found that the EU licensing and quota regime and Framework Agreement violate numerous international trade obligations to the detriment of Latin American banana supplying countries and non-EU
marketing firms such as Chiquita.   The full WTO body has adopted
the panel and Appellate Body reports, which now require the EU to bring its import regime for bananas into conformity with these reports. In October 1997, the EU notified the WTO that it will honor its international obligations. The EU has a reasonable period of time (not to exceed 15 months) to implement the
report s recommendations.   If the  EU fails to  comply within  a
reasonable period of time, the injured  governments may engage in
retaliatory  trade  measures against  the EU.    There can  be no
assurance as to the ultimate outcome of the WTO proceedings, the actions that may be taken by the EU or other affected countries, or the impact on the EU quota regime or the Framework Agreement.


Part II - Other Information

   Item 1 - Legal Proceedings

      Reference is made to  Part I, Item 3 -   Legal Proceedings
   in the Company s 1996 Form 10-K and the discussion of the lawsuits pending in various jurisdictions alleging injuries as a result of exposure to DBCP, an agricultural chemical. The DBCP manufacturer defendants, Shell Oil Company, Dow Chemical Company and Occidental Chemical Corporation, have reportedly entered into agreements providing for settlements with substantially all of the plaintiffs in the cases pending in Texas, Louisiana, Costa Rica, Panama and the Philippines. The Company and the other banana producer defendants are not parties to these agreements.

      Two additional class-action suits have been filed recently in Hawaii state court. These suits, filed in October 1997, assert claims similar to those asserted in the Texas and Louisiana cases and name the same manufacturer and banana producer defendants. The size and composition of the classes alleged in these suits have not yet been determined.





      The Company continues to believe it has meritorious defenses in all the DBCP cases. These defenses include the fact that at all times when the Company used DBCP commercially, the product was registered for use by the United States Environmental Protection Agency and that the Company ceased using the product on a commercial basis in 1977, promptly after learning that health hazards might exist. In addition, the Company believes that the responsibility for any injuries to the plaintiffs alleging claims against the Company should be borne by the manufacturer defendants that supplied DBCP to the Company.

      Although the DBCP cases remain in a preliminary stage, based on information currently available to it and advice of counsel, management does not believe that these cases will have a material adverse effect on the financial statements of the Company.

   Item 2 - Changes in Securities

      In payment for the acquisition of the Owatonna Companies, on September 24, 1997 the Company issued 3,020,587 shares of Chiquita Common Stock and 79,659 shares of $2.50 Convertible Preference Stock, Series C ("Series C Stock"), to the former shareholders of the Owatonna Companies. The transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder. These shares represent 92% of the $50 million purchase price and were valued at $50 per share for the Series C Stock and $13.91 per share for the Chiquita Common Stock, which was based on market value of Chiquita Common Stock preceding March 17, 1997, the date of the letter of intent relating to the merger. The purchase price and number of shares issued are subject to adjustment upon completion of a post-closing audit.

      Each share of Series C Stock has a liquidation value of $50.00; is entitled to receive preferred annual dividends of $2.50; is convertible into 2.922 shares of Chiquita Common Stock at the option of the holder; and, after June 30, 2000, is convertible at the option of the Company into shares of Chiquita Common Stock having a total market value of $51.50 (decreasing to $50.00 per share in 2002 and thereafter). The Series C Stock is not redeemable for cash, whether by sinking fund or otherwise.

      As to dividends and upon liquidation, the Series C Stock ranks prior to the Chiquita Common Stock and pari passu with the Company's other outstanding preferred stock. The holders of Series C Stock are entitled to one vote per share, voting with the Chiquita Common Stock. In addition, if the Company is in arrears for six or more quarterly dividends on the Series C Stock, holders of Series C Stock will be entitled, voting as a separate class together with the holders of other





   preferred or preference shares with similar rights, to elect two additional directors to continue in office until the dividend arrearage is eliminated.

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

   (b) The following report on Form 8-K was filed by the Company during the quarter ended September 30, 1997:

       September 15, 1997 - to report the acquisition of the Owatonna Companies and the signing of agreements for the acquisitions of Stokely USA, Inc. and American Fine Foods,
       Inc.









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




November 10, 1997