Form 10-K405
period 1997-12-31
CHIQUITA BRANDS INTERNATIONAL INC
filed 1998-03-31
CIK 101063

-------------------------------------------------------------
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                          FORM 10-K / 405

        Annual Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

  For the Fiscal Year Ended        Commission File
  December 31, 1997                Number 1-1550

                CHIQUITA BRANDS INTERNATIONAL, INC.

  Incorporated under the           I.R.S. Employer I.D.
  Laws of New Jersey               No. 04-1923360

           250 East Fifth Street, Cincinnati, Ohio 45202
                           (513) 784-8000

  Securities registered pursuant to Section 12(b) of the Act:
                                   Name of Each Exchange
     Title of Each Class           On Which Registered
     ---------------------         ----------------------
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

     As of February 28, 1998, there were 64,159,706 shares of Common Stock outstanding. The aggregate market value of

  Common Stock held by non-affiliates at February 28, 1998 was approximately $536 million.

                Documents Incorporated by Reference
     Portions of the Chiquita Brands International, Inc. 1997
  Annual Report to Shareholders are incorporated by reference in Parts I and II. Portions of the Chiquita Brands
  International, Inc. Proxy Statement for the 1998 Annual
  Meeting of Shareholders are incorporated by reference in Part
  III.

                CHIQUITA BRANDS INTERNATIONAL, INC.
                         TABLE OF CONTENTS

                                                                      Page
                                                                     -------
    Part I
       Item  1.           Business . . . . . . . . . . . . . . .       1
       Item  2.           Properties . . . . . . . . . . . . . .       7
       Item  3.           Legal Proceedings  . . . . . . . . . .       8
       Item  4.           Submission of Matters to a Vote of
                          Security Holders . . . . . . .               9
       Executive Officers of the Registrant  . . . . . .               10

    Part II
       Item  5.           Market for Registrant's Common Equity
                          and Related Stockholder Matters . . . .      11
       Item  6.           Selected Financial Data . . . . . . . .      11
       Item  7.           Management's Discussion and Analysis
                          of Financial Condition and Results of
                          Operations  . . . . . . . . . . . . . .      11
       Item 7A.           Quantitative and Qualitative
                          Disclosures About Market Risk . . . . .      12
       Item  8.           Financial Statements and Supplementary
                          Data  . . . . . . . . . . . . . . . . .      12
       Item  9.           Changes in and Disagreements with
                          Accountants on Accounting and
                          Financial Disclosure  . . . . . . . . .      12

    Part III
       Item 10.           Directors and Executive Officers of
                          the Registrant  . . . . . . . . . . . .      12
       Item 11.           Executive Compensation  . . . . . . . .      12
       Item 12.           Security Ownership of Certain
                          Beneficial Owners and Management. . . .      12
       Item 13.           Certain Relationships and Related
                          Transactions. . . . . . . . . . . . . .      12

    Part IV
       Item 14.           Exhibits, Financial Statement
                          Schedules, and Reports on Form 8-K  . .      13

       Signatures. . . . . . . . . . . . . . . . . . . .               14

    [CAPTION]

                                                    PART I
  ITEM 1 - BUSINESS
                              GENERAL

     Chiquita Brands International, Inc. ("Chiquita" or the "Company") is a leading international marketer, producer and distributor of bananas and other quality fresh and processed food products sold under the Chiquita and other brand names. In addition to bananas, Chiquita's fresh products include other tropical fruit, such as mangoes, kiwi and citrus, and a wide variety of other fresh produce. Chiquita's operations also include private-label and branded canned vegetables and related products; fruit and vegetable juices and beverages; processed bananas; fresh cut and ready-to-eat salads; and edible oil-based consumer products.

     The Company has capitalized on its "Chiquita" and other premium brand names by building on its worldwide leadership position in the marketing, distribution and sourcing of bananas and by expanding its quality fruit and vegetable operations. In 1992, the European Union ("EU") announced a banana quota which effectively restricts the volume of bananas from Latin America, Chiquita's primary source of fruit, which may be imported into the EU. The import quota regime, together with additional restrictive and discriminatory quotas and export licenses imposed under the related banana Framework Agreement, have significantly affected the worldwide banana industry and severely burdened Chiquita's banana operations. (See RISKS OF INTERNATIONAL OPERATIONS.) In addition to ongoing operating cost reduction programs and efforts to adjust to the quota regime, the Company's primary objectives since announcement of the quota have included:

  * expanding the banana business in markets with increasing consumer demand that are not subject to the quota regime, including the established North American market and emerging markets such as Eastern and Central Europe, Russia and China;

  * developing Chiquita's other core fresh and processed foods businesses; and

  * reducing debt and interest costs, strengthening the balance sheet and increasing cashflow.

     In connection with these objectives, in 1997 and early 1998, Chiquita completed acquisitions of three vegetable canning companies which expand the capacity, product lines and geographic coverage of its existing vegetable canning business (see "Processed Food Products"). These acquisitions also strengthened the balance sheet with the issuance of Chiquita stock. The Company has made significant reductions in debt since its peak level in 1992, including prepayments of high cost public debentures and subsidiary debt using proceeds from public offerings of preferred shares and senior notes, as well as from cash available from operations and sales of non-core assets. In 1995, Chiquita completed the sales of various non-core assets, including its meat business, older ships and the Costa Rican operations of its Numar edible oils group.

     See "Management's Analysis of Operations and Financial Condition" and Note 3 to the Consolidated Financial Statements included in the Company's 1997 Annual Report to Shareholders for a discussion of factors affecting results of operations for 1997, 1996 and 1995. Factors which may cause fluctuations in operating results are also discussed below. No individual customer accounted for more than 10% of the Company's consolidated net sales during any of the last three years.

                           -1-

  Fresh Food Products
  --------------------
     The Company markets an extensive line of fresh fruits and vegetables sold under the "Chiquita" and other brand names. The core of Chiquita's fresh foods operations is the marketing, distribution and sourcing of bananas. Sales of bananas accounted for approximately 60% of consolidated net sales in each of the last three years.

     Chiquita believes it derives competitive benefits in the marketing, distribution and sourcing of fresh foods through its:

    *   recognized brand names and reputation for quality;

    * strong market positions in Europe and North America, its principal markets;

    * modern, cost-efficient fresh fruit transportation system;

    *   state of the art banana ripening techniques; and

    * industry leading position in terms of number and geographic diversity of major sources of bananas, which enhances its ability to provide customers with premium quality products on a consistent basis.

    Marketing. Chiquita markets bananas under brand names including "Chiquita," "Chiquita Jr.," "Consul" and "Amigo."
  In 1997, Chiquita sold approximately 50% of its banana volume in North America and approximately 45% of its banana volume in Europe.

    Chiquita sells bananas through its regional sales organizations and commissioned agents throughout the world directly to wholesalers and retail chains, which in turn ripen and resell or distribute the fruit. The Company also sells bananas ripened in its own facilities or under contractual ripening arrangements. Chiquita has been able to obtain a premium price for its bananas due to its reputation for quality and its innovative ripening and marketing techniques, which include providing retail marketing support services to its customers.

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

    Banana marketing in international trade is highly competitive. While smaller companies, including growers' cooperatives, are a competitive factor, Chiquita's primary competitors are a limited number of other international banana importers and exporters. In order to compete successfully, Chiquita must be able to source bananas of uniformly high quality and, on a timely basis, transport and distribute them to
                            -2-

  worldwide markets. The Company's sales of bananas represent approximately one-fourth of all bananas imported into Europe and North America, its principal markets.

    Although production of bananas tends to be relatively stable throughout the year, competition in the sale of bananas comes not only from bananas sold by others, but also from other fresh fruit which may be seasonal in nature. The resulting seasonal variations in demand cause banana pricing to be seasonal, with the first six months of the calendar year being the stronger period.

    Through a network of fresh fruit and vegetable operations in Europe, North America and the Pacific Rim, Chiquita sells and distributes a variety of quality fruit and vegetable products. These products include quality fresh fruit such as apples, apricots, blueberries, cherries, grapes, peaches, pears, plums, strawberries and tomatoes sold under the "Chiquita," "Frupac" and other brand names; and a wide variety of fresh vegetables including asparagus, beans, broccoli, carrots, celery, cucumbers, lettuce, onions, peppers and potatoes sold under the "Premium" and various other brand names. Some of these operations involve both the production and marketing of fresh fruits and vegetables while others involve only marketing. These businesses compete against numerous other regional fresh fruit and vegetable producers and distributors.

  No single competitor has a dominant market share in this industry due to the regionalized nature of these businesses.

    Distribution and Logistics. Transportation expenses comprise approximately one-fourth of the total costs incurred by Chiquita in its sale of bananas. Chiquita ships its bananas in vessels owned or chartered by the Company. All of Chiquita's tropical fruit shipments into the North American market are delivered using pallets or containers, which minimize damage to the product by eliminating the need to handle individual boxes. Chiquita owns or controls under long-term lease approximately 65% of its aggregate shipping capacity. The remaining capacity is operated under contractual arrangements having terms of approximately one year. (See also ITEM 2 - PROPERTIES and Notes 5 and 6 to the Consolidated Financial Statements included in the Company's 1997 Annual Report to Shareholders.) Chiquita also operates loading and unloading facilities which it owns or leases in Central and South America and various ports of destination.

    Sourcing. Chiquita has a greater number and geographic diversity of major sources of bananas than any of its competitors. During 1997, approximately one-fourth of all bananas sold by Chiquita were sourced from each of Panama and Costa Rica. Bananas are sourced from numerous other countries, including Colombia, Ecuador, Guatemala and Honduras which comprised 6% to 13% (depending on the country) of bananas sold by Chiquita during 1997.

    In 1997, approximately 60% of the bananas sourced by Chiquita were produced by subsidiaries and the remainder were purchased under fruit supply arrangements from other growers. Generally, these arrangements require less initial capital investment by the Company than owned production facilities. Under some of these fruit supply arrangements, Chiquita furnishes financial and technical assistance to its suppliers to support the production and preparation of bananas for shipment. A single supplier in Ecuador provided approximately 6% of the bananas sold by Chiquita in 1997.

    Bananas are vulnerable to adverse local weather conditions, which are quite common but difficult to predict, and to crop disease. These factors may result in lower sales volume and increased costs, but may also restrict worldwide supplies and lead to increased prices for bananas. In addition, banana production may be affected by political changes in countries where bananas are grown. However, competitors may be affected differently, depending upon their ability to obtain adequate supplies from sources in other geographic areas. Chiquita's overall risk from these factors is reduced by the low concentration of its banana production in individual producing locations.

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


  Processed Food Products
  -----------------------
    Chiquita's processed food products include private-label and branded canned vegetables sold in North America and abroad; fruit and vegetable juices and beverages sold in the United States and Europe; processed bananas sold primarily in North America, Europe and the Far East under the "Chiquita" brand; fresh cut and ready-to-eat salads sold in the United States under the "Club Chef" brand; and other consumer products (primarily edible oils) sold in Honduras under the "Numar" and other brand names.

    Friday Canning Corporation ("Friday"), owned by Chiquita since 1992, is one of the largest private-label vegetable processors in the United States, operating eight processing facilities in Wisconsin and participating in a joint venture in China. In 1997, Chiquita acquired the Owatonna Canning group of companies (the "Owatonna Companies") and American Fine Foods, Inc. ("AFF") and, in early 1998, Chiquita acquired Stokely USA, Inc. ("Stokely"). The acquisition of these vegetable canning companies adds 13 processing facilities to Chiquita s vegetable canning business, and expands both the product lines and geographic coverage of Friday s existing vegetable canning business. These vegetable canning companies market a full line of over twenty-five types of processed vegetables, including corn, green beans, peas and other related products, to retail and food service customers throughout the U.S. and in over 25 other countries.
  Chiquita s vegetable canning companies enjoy the largest share of the U.S. private-label canned vegetable business and also sell branded products under the "Stokely's," "Friday" and other labels. These companies compete directly with a few major producers of both branded and private-label canned vegetables, as well as indirectly with numerous marketers of frozen and fresh vegetable products. The vegetable processing industry is affected by product supply, which correlates to plantings, growing conditions, crop yields and inventories, all of which may vary from year to year.

    Chiquita branded fruit juices and beverages sold in the

  United States include a full line of tropical blends which are manufactured by others to Chiquita's specifications and sold in shelf-stable, refrigerated and frozen varieties. Shelf-stable servings are sold through club stores and mass merchandisers throughout most of the United States. The refrigerated and frozen juice product lines are produced and sold by a national fruit juice producer, from which Chiquita receives a license fee. Chiquita branded fruit juices are sold in Europe in shelf-stable and refrigerated varieties through a 50%-owned joint venture. In the western United States, the Company also produces and markets natural fresh fruit and vegetable juices sold under the "Ferraro's Earth Juice" and "Naked Juice" brand names. The Company s juice products compete with a wide variety of beverages in the highly competitive commercial beverages industry, which includes other regional and national producers of juice and juice drink products.

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

                               -4-

  Costa Rica. Although Chiquita enjoys the largest share of the worldwide processed banana market, this industry remains highly competitive due to the existence of numerous other producers with available processing capacity, including other banana growers, fruit ingredients companies and large, international food companies.

    The Company's consumer products operations in Honduras are conducted through a 50%-owned joint venture. The joint venture produces and sells its edible oil and other products under the "Numar," "Clover" and other brand names and competes principally with a number of small local firms and subsidiaries of multinational corporations.

                 RISKS OF INTERNATIONAL OPERATIONS

    The Company conducts operations in many foreign countries. Information about the Company's operations by geographic area is in Note 13 to the Consolidated Financial Statements included in the Company's 1997 Annual Report to Shareholders and is incorporated herein by reference. These operations are subject to a variety of risks inherent in doing business in those countries.

    On July 1, 1993, the European Union implemented a quota system effectively restricting the volume of Latin American bananas imported into the EU, which had the effect of decreasing the Company's overall volume and market share in Europe. The quota regime is administered through an import licensing system and grants preferred status to producers and importers within the EU and its former colonies, while imposing restrictive quotas and tariffs on bananas imported from other sources, including Latin America, Chiquita's primary source of fruit. Since imposition of the EU quota regime, prices within the EU have increased to a higher level than the levels prevailing prior to the quota. Banana prices in other worldwide markets, however, have been lower than in years prior to the EU quota, as the displaced EU volume has entered those markets.

    In two separate rulings, General Agreement on Tariffs and Trade ("GATT") panels found the EU banana policies to be illegal. In March 1994, four of the five countries which had initiated GATT complaints, Costa Rica, Colombia, Nicaragua and Venezuela, settled their GATT actions against the EU by entering into a "Framework Agreement" which guaranteed them preferential EU market access for bananas. The Framework Agreement was implemented in 1995 and imposed additional restrictive and discriminatory quotas and export certificate requirements on U.S. banana marketing firms, while leaving EU firms exempt. This significantly increased the Company's cost to export bananas.

    Since implementation of the quota system:

     * In September 1994, Chiquita and the Hawaii Banana Industry Association made a joint filing with the Office of the U.S. Trade Representative ( USTR ) under Section 301 of the U.S. Trade Act of 1974 charging that the EU quota and licensing regime and the Framework Agreement are unreasonable, discriminatory, and a burden and restriction on U.S. commerce.

     * In January 1995, the U.S. Government announced a preliminary finding against the EU banana import policy and, a year later, the USTR found the banana Framework
        Agreement export policies to be unfair.

     *  In September 1995, the United States, Guatemala,
        Honduras and Mexico commenced a challenge against the EU quota regime using the procedures of the World Trade
        Organization
                              -5-

        ("WTO"). Ecuador, the world s largest exporter of bananas, joined these countries in filing a new WTO action in February 1996.

     * In May 1997, a WTO arbitration panel issued a report ruling that the licensing and quota systems under the EU quota regime and the Framework Agreement violate numerous international trade obligations to the detriment of Latin American supplying countries and U.S. marketing firms such as Chiquita. The panel recommended that the WTO request the EU to conform its import regime for bananas to these trade obligations.

     *  In June 1997, the EU appealed the WTO panel report.  In
        September 1997, the WTO Appellate Body upheld the panel's report and the full WTO body later adopted both the panel and Appellate Body reports.

     * In January 1998, a WTO arbitrator ruled that the EU must fully implement banana policies consistent with the WTO report findings not later than January 1, 1999.

     * In January 1998, the EU governing commission proposed a new quota and license regime for review and possible implementation by the EU. The five governments which filed the WTO complaint, joined by Panama which has recently become a WTO member and initiated its own challenge to the quota and Framework Agreement, have all indicated that they do not believe the current EU proposal complies with the WTO findings.

     * In March 1998, in a separate proceeding brought by Germany against the EU, the European Court of Justice ruled that the Framework Agreement's exemption of EU marketing firms from the requirement to obtain export certificates for bananas from Costa Rica, Colombia, Nicaragua and Venezuela was discriminatory and violated applicable EU law. Beginning in the second quarter of 1998, the EU will no longer require these export certificates from any marketing firms.

     If the EU fails to comply with the WTO rulings by January 1, 1999, the WTO authorizes the injured governments to engage in retaliatory trade measures, such as tariffs or withdrawal of trade concessions, against the EU. However, there can be no assurance as to the results of the WTO proceedings, the nature and extent of actions that may be taken by the affected countries or the impact on the EU quota regime or the Framework Agreement.

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

     Chiquita leases all the land it uses in Panama from the Republic of Panama. In February 1998, Chiquita signed two new leases with the Republic of Panama for this land, one for land on the Caribbean coast and the other for land on the Pacific coast. The leases have an initial term of 20 years, with two 12-year extensions. Either lease can be canceled by Chiquita at any time on three years prior notice; the Republic of Panama has the right not to renew either lease at the end of the initial term or first extension period provided that it gives four years' prior notice.

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

     Because the Company's operations are conducted in many areas of the world and involve transactions in a variety of currencies, its operating results may be significantly affected by fluctuations of currency exchange rates. Such fluctuations affect Chiquita s banana operations because many of its costs are incurred in currencies different from those that are received from the sale of bananas, and there is normally a time lag between the incurrence of such costs and collection of the related sales proceeds. The Company's policy is to exchange local currencies for dollars immediately upon receipt, thus reducing exchange risk. The Company also engages from time to time in various hedging activities to further reduce potential losses on cash flows originating in currencies other than the U.S. dollar. See Notes 1 and 8 to the Consolidated Financial Statements and "Management's Analysis of Operations and Financial Condition" included in the Company's 1997 Annual Report to Shareholders for information with respect to currency exchange.

                          LABOR RELATIONS

     The Company employs approximately 40,000 associates. Approximately 31,000 of these associates are employed in Central and South America, including 25,000 workers covered by approximately 65 labor contracts. Approximately 40 contracts covering approximately 15,000 employees are currently being renegotiated or expire in 1998. Strikes or other labor-related actions are sometimes encountered upon expiration of labor contracts or during the term of the contracts.

     On February 19, 1998, approximately 5,000 workers in the Company's Armuelles division in western Panama commenced a strike citing numerous grievances. The strike was called despite the fact that these workers had recently entered into a new collective bargaining agreement with the Company. The strike is resulting in a curtailment of the bananas produced in Company-owned farms in this division; in 1997 this fruit represented approximately 8% of the bananas marketed by Chiquita. As a result of the strike, the Company is experiencing unrecovered fixed costs in the Armuelles division. The lost volume is being partially replaced through purchases of bananas from alternative sources. The Company is continuing to perform limited agricultural practices on the affected acreage using outside contractors. The Company cannot predict how long the strike will last.


  ITEM 2 - PROPERTIES
  --------------------
     The Company owns approximately 90,000 acres and leases approximately 50,000 acres of improved land, principally in Colombia, Costa Rica, Panama and Honduras. Nearly all of this land is used for the cultivation of bananas and support activities, including the maintenance of floodways. The Company also owns power plants, packing stations, warehouses, irrigation systems and loading and unloading facilities used in connection with its operations.

     The Company owns or controls under long-term bareboat charters 16 ocean-going refrigerated vessels and has 10 additional such vessels under time charters, primarily for transporting tropical fruit sold by Chiquita. From time to time, excess capacity may be utilized by transporting cargo for third parties or by chartering or subchartering vessels to other shippers. In addition, the Company enters into spot charters and contracts of affreightment as necessary to supplement its transportation resources. Chiquita also owns or leases other related equipment, including refrigerated container units, used to transport fresh food. The owned ships are pledged as collateral for related financings.

     Properties used by the Company's processed foods operations include a total of 21 vegetable canning facilities in

  Wisconsin, Illinois, Iowa, Michigan, Minnesota, Idaho, Washington and Oregon and fruit processing facilities in Costa Rica and Honduras. Other operating units of the Company own, lease and operate properties, principally in the United States, Europe, and Central and South America. The Company leases the space for its headquarters in Cincinnati, Ohio.

     For further information with respect to the Company's physical properties, see the descriptions under ITEM 1 -
  BUSINESS - GENERAL above, and Notes 5 and 6 to the
  Consolidated Financial Statements included in the Company's
  1997 Annual Report to Shareholders.


  ITEM 3 - LEGAL PROCEEDINGS
  ---------------------------
     A number of legal actions are pending against the Company, including those described below. Although some of these cases are in very preliminary stages, based on information currently available to it and advice of counsel, management does not believe such litigation will, individually or in the aggregate, have a material adverse effect on the financial statements of the Company.

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

     Several of these lawsuits were filed in Texas state court in 1993. These cases originally represented claims on behalf of approximately 25,000 individuals, of whom approximately 4,000 purported to have claims against the Company. In 1995, all but one of the cases involving Chiquita were removed to the U.S. District Court for the Southern District of Texas and dismissed on the grounds that courts in the plaintiffs' home countries (limited to Costa Rica, Panama and the Philippines in the case of suits involving the Company) were more appropriate forums for pursuing their claims. The plaintiffs, which include approximately 3,650 alleging claims against Chiquita, have appealed these dismissals to the U.S. Court of Appeals for the Fifth Circuit. In February 1997, the other case involving Chiquita was removed to the U.S. District Court for the Southern District of Texas where the defendants have moved to dismiss on the same grounds. This case involves approximately 2,000 plaintiffs, including approximately 350 who claim that the Company has liability for their alleged injuries.

     A similar suit was filed in 1995 in Louisiana state court by approximately 4,000 plaintiffs. The Company does not have information concerning how many of these plaintiffs allege that Chiquita has liability for their injuries, but the same manufacturer and banana producer defendants were named in this suit. This case was removed to U.S. District Court for the Eastern District of Louisiana and then remanded to Louisiana state court.

     Five additional lawsuits, each involving one plaintiff, were filed in 1996 in Mississippi state court against the same manufacturer and banana producer defendants. Each case was removed to the United States District Court for the Southern District of Mississippi, Southern Division, where the defendants filed motions to dismiss on grounds of lack of personal jurisdiction and plaintiffs filed motions to remand the cases to state court. Four of these cases were dismissed in late 1997. The plaintiffs have appealed these dismissals.

     In October 1997, two additional class-action suits were filed in Hawaii state court. These suits assert claims similar to those asserted in the Texas and Louisiana cases and name the same manufacturer and banana producer defendants.
  The size and composition of the classes alleged in these suits have not yet been determined. These cases have been removed to the U.S. District Court for the District of Hawaii.

     As a result of the dismissals of the Texas suits described above, similar suits against the Company and its subsidiaries have been filed in Costa Rica, Panama and the Philippines (in addition to previously filed actions in Costa Rica and Panama). The cases filed in Costa Rica and Panama have been dismissed. Cases involving approximately 1,000 plaintiffs who purport to have claims against the Company are currently pending in the Philippines.

     In 1997, the DBCP manufacturer defendants, Shell Oil Company, Dow Chemical Company and Occidental Chemical Corporation, entered into agreements providing for settlements with substantially all of the plaintiffs in the cases pending in Texas, Louisiana, Costa Rica, Panama and the Philippines. The Company and the other banana producer defendants are not parties to these agreements.

     The Company continues to believe it has meritorious defenses in all the DBCP cases. These defenses include the fact that at all times when the Company used DBCP commercially, the product was registered for use by the United States Environmental Protection Agency and that the Company ceased using the product on a commercial basis in 1977, promptly after learning that health hazards might exist. In addition, the Company believes that the responsibility for any injuries to the plaintiffs alleging claims against the Company should be attributed to the manufacturer defendants that supplied
  DBCP to the Company.


  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ------------------------------------------------------------
     Not applicable.

  EXECUTIVE OFFICERS OF THE REGISTRANT
  ------------------------------------
     Carl H. Lindner (age 78) - Mr. Lindner has been Chairman of the Board of Directors and Chief Executive Officer of the Company since 1984. He is also Chairman of the Board and Chief Executive Officer of American Financial Group, Inc. ("AFG") which, through its subsidiaries, is engaged primarily in specialty and multi-line property and casualty insurance businesses and in the sale of tax-deferred annuities. For nearly 40 years, Mr. Lindner has been Chairman of the Board and Chief Executive Officer of American Financial Corporation ("AFC"), which became an AFG subsidiary in 1995.

     Keith E. Lindner (age 38) - Mr. Lindner has been Vice Chairman of the Board of Directors since March 1997 and was President and Chief Operating Officer of the Company from 1989 to 1997. He has served the Company in various executive capacities since 1984. Mr. Lindner is also a Co-President and a Director of AFG and AFC.

     Steven G. Warshaw (age 44) - Mr. Warshaw has been President and Chief Operating Officer and a Director of the Company since March 1997. He served as Executive Vice President and Chief Administrative Officer from 1990 to March 1997 and Chief Financial Officer from 1994 to March 1998. Mr. Warshaw has served the Company in various capacities since 1986.

     Anthony D. Battaglia (age 53) - Mr. Battaglia has been President of the Company's Diversified Foods Group since March 1997. From 1994 to March 1997 he served as President of the Company's Processed Foods Group and from 1991 to 1994 as its Chief Operating Officer. Mr. Battaglia has served the Company in various capacities since 1985.

     Peter A. Horekens (age 49) - Mr. Horekens was named
  President and Chief Operating Officer of the Company's
  Chiquita Banana Group - Europe in July 1997. Mr. Horekens had previously been employed by Kellogg Company, a multi-national food company, for over five years, most recently as Vice
  President and Director of Asian Operations.

     Robert F. Kistinger (age 45) - Mr. Kistinger has been President and Chief Operating Officer of the Company's Chiquita Banana Group since March 1997. He was Senior Executive Vice President of the Chiquita Banana Group from

  1994 to 1997 and President of Chiquita Banana Group - North America from 1996 to 1997. He was Executive Vice President, Operations for the Company's Chiquita Tropical Products Division from 1989 to 1994 and has served the Company in various capacities since 1980.

     Warren J. Ligan (age 44) - Mr. Ligan was named Senior Vice President and Chief Financial Officer in March 1998. Mr. Ligan has been employed by the Company in various capacities since November 1993, most recently as Vice President, Taxation. He previously served G. D. Searle & Co., Inc., a pharmaceutical company, in various capacities, most recently as Director, International Taxes.

     Robert W. Olson (age 52) - Mr. Olson has been Senior Vice President, General Counsel and Secretary of the Company since 1996. From 1995 to 1996, he was the Company s Vice President, General Counsel and Secretary. From 1987 to 1995, he served as Senior Vice President, General Counsel and Secretary of American Premier Underwriters, Inc. (formerly named The Penn Central Corporation), an affiliate of AFG. He was Senior Vice President and Secretary of AFG from April 1995 until he joined the Company.

     Benjamin Paz (age 48) - Mr. Paz was named President and Chief Operating Officer of the Company's Chiquita Banana Group
  - North America in June 1997. Mr. Paz had previously been employed by Dole Food Company, Inc., a multi-national food company, for over five years, most recently as President of its Latin American division.

     William A. Tsacalis (age 54) - Mr. Tsacalis has been Vice
  President and Controller of the Company since 1987. He was Controller from 1984 to 1987 and has served the Company in various capacities since 1980.

                              PART II

  ITEM 5 -  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS
  -----------------------------------------------------------
      The Company's capital stock is listed for trading on the New York, Boston and Pacific Stock Exchanges under the symbol "CQB." At February 28, 1998, there were 5,960 common shareholders of record. Price ranges of the Company's capital stock and dividends declared thereon are in Note 15 to the Consolidated Financial Statements included in the Company's 1997 Annual Report to Shareholders. Restrictions on the Company's ability to declare and pay dividends are described in Note 7 to the Consolidated Financial Statements included in the Company's 1997 Annual Report to Shareholders. All such information is incorporated herein by reference.

      On December 8, 1997, the Company issued 1,564,623 shares of its capital stock to the shareholders of American Fine Foods, Inc. in payment of the purchase price for the common stock of AFF. The transaction was exempt from registration pursuant to
  Section 4(2) of the Securities Act of 1933. The shares were valued at $17.11 per share based on an agreed market value of Chiquita capital stock on such date.

      On March 5, 1998, the Company issued 182,735 shares of its capital stock and 4,712 shares of its $2.50 Convertible Preference Stock, Series C ("Series C Stock"), to the former shareholders of the Owatonna Companies. The transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder. These shares represent the remaining $3 million of the $49 million adjusted purchase price for the common stock of the Owatonna Companies, which were acquired in September 1997. The Series C Stock was valued at $50.00 per share; 97,497 shares of Chiquita capital stock were valued at $13.91 per share, the agreed market value of Chiquita capital stock on March 17, 1997, the date of the letter of intent relating to the merger, and 85,238 shares were valued at $13.42 per share, the agreed market value of Chiquita capital stock on March 5, 1998.


  ITEM 6 -  SELECTED FINANCIAL DATA
  ---------------------------------
      This information is included in the table entitled
  "Selected Financial Data" on page 26 of the Company's 1997
  Annual Report to Shareholders and is incorporated herein by reference.


  ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  -----------------------------------------------------------
      This information is included under the caption "Management's Analysis of Operations and Financial Condition" included on pages 27 through 30 of the Company's 1997 Annual Report to Shareholders and is incorporated herein by reference. The information included under that caption is hereby supplemented by incorporating the information included in the second paragraph in Part I, Item 1 - BUSINESS - LABOR RELATIONS describing a strike in the Company's Armuelles division in Panama, which was also described in a Current Report on Form 8-K dated February 19, 1998.

      This Annual Report on Form 10-K contains, or incorporates by reference, in this Item 7 and elsewhere, certain statements that may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than historical facts, included in this report and in future filings with the Securities and Exchange Commission and written and verbal statements by the Company and its representatives that address events, developments or financial results that the Company expects, believes or estimates will or may occur in the future are forward-looking statements that are intended to be covered by the safe harbor provisions of that Act. These statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances and speak as of the date made. Such statements are subject to a number of assumptions, risks and uncertainties, such as (i) the prices at which Chiquita can sell its products, (ii) the costs at which it can purchase (or grow) fresh produce and other raw materials and inventory, and
  (iii) the various market, competitive and agricultural factors which may impact those prices and costs, many of which are beyond the control of Chiquita. Investors are cautioned that any such statements are not guarantees of future performance and the actual results or developments may differ materially from the expectations expressed in the forward-looking statements.


  ITEM 7A  -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK
  ----------------------------------------------------------
              Not applicable until after June 15, 1998.


  ITEM 8 -    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  -------------------------------------------------------

      The Consolidated Financial Statements of Chiquita Brands International, Inc. included on pages 31 through 50 of the Company's 1997 Annual Report to Shareholders, and "Quarterly Financial Data" which is included in Note 15 to the Consolidated Financial Statements, are incorporated herein by reference.


  ITEM 9 -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
  ACCOUNTING AND FINANCIAL DISCLOSURE
  ----------------------------------------------------------
            None.

                              PART III

            Except for information relating to the Company's executive officers included in Part I of this report, the information required by the following Items will be included in Chiquita's definitive Proxy Statement which will be filed with the Securities and Exchange Commission in connection with the 1998 Annual Meeting of Shareholders and is incorporated herein by reference.


  ITEM  10 -  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  --------------------------------------------------------------


  ITEM  11 -  EXECUTIVE COMPENSATION
  ----------------------------------


  ITEM  12 -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT
  ------------------------------------------------------------


  ITEM  13 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ----------------------------------------------------------

                              PART IV

  ITEM  14 -  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
              REPORTS ON FORM 8-K
  --------------------------------------------------------

    (a) 1. Financial Statements. The following consolidated financial statements of the Company and the Report of Independent Auditors are included in the Company's
           1997 Annual Report to Shareholders and are incorporated by reference in Part II, Item 8:

                                                                                             Page of
                                                                                           Annual Report
                                                                                           ---------
              Report of Independent Auditors                                                  25
              Consolidated Statement of Income for
                1997, 1996 and 1995                                                           31
              Consolidated Balance Sheet at
                December 31, 1997 and 1996                                                    32
              Consolidated Statement of Shareholders'
                Equity for 1997, 1996 and 1995                                                33
              Consolidated Statement of Cash Flow for
                1997, 1996 and 1995                                                           34
              Notes to Consolidated Financial Statements                                      35

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

    (b)  The following reports on Form 8-K have been filed since
         September 30, 1997:

         November 20, 1997 - to update unaudited pro forma combined financial statements related to the acquisitions of the Owatonna Companies, AFF and Stokely; to incorporate by reference the consolidated financial statements of Stokely; and to supplement Management s Analysis of Operations and Financial Condition included in the Company s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 by reporting the continuation into the fourth quarter of the trends of a stronger dollar and higher production costs.

         December 1, 1997 - to report events related to the European Union banana quota and licensing regime, the Framework Agreement and the World Trade Organization proceedings.

         December 8, 1997 (as amended by Form 8-K/A filed
         February 3, 1998) - to report the acquisition of AFF.

         January 7, 1998 - to report the Company's expected 1997 results of operations.

         January 16, 1998 - to report the acquisition of Stokely.

         February 11, 1998 - to report the Company's 1997 results of operations.

         February 19, 1998 - to report a strike by banana workers at the Company's Armuelles division in western Panama.

  SIGNATURES
  -----------
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 1998.

                         CHIQUITA BRANDS INTERNATIONAL, INC.
                         By /s/ Carl H. Lindner
                           Carl H. Lindner
                           Chairman of the Board and Chief
                           Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on March 27, 1998:

  /s/ Carl H. Lindner         Chairman of the Board and
  Carl H. Lindner             Chief Executive Officer

  /s/ Keith E. Lindner        Vice Chairman of the Board
  Keith E. Lindner

  /s/ Steven G. Warshaw       Director, President and
  Steven G. Warshaw           Chief Operating Officer

  /s/ Fred J. Runk            Director
  Fred J. Runk

  Jean Head Sisco*            Director
  Jean Head Sisco

  William W. Verity*          Director
  William W. Verity

  Oliver W. Waddell*          Director
  Oliver W. Waddell

  /s/Warren J. Ligan          Senior Vice President and
  Warren J. Ligan             Chief Financial Officer

  /s/ William A. Tsacalis     Vice President and Controller
  William A. Tsacalis         (Chief Accounting Officer)


  * By /s/ William A. Tsacalis
    Attorney-in-Fact**

  ---------------------
  **  By authority of powers of attorney filed with this Annual
      Report on Form 10-K.

                CHIQUITA BRANDS INTERNATIONAL, INC.
      SCHEDULE II - ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

                           (In thousands)

                                                                          Year Ended December 31,
                                                                1997            1996             1995
                                                                -------         -------          --------
    Balance at beginning of period                               $9,832          $11,310          $13,060
                                                               --------         --------         --------
          Additions:
                Charged to costs and expenses                     3,049            3,685            4,303
                                                               --------         --------         --------
          Deductions:
                Write-offs                                        1,441            4,268            5,703
                Other, net                                          757              895              350
                                                               --------        ---------         --------
                                                                  2,198            5,163            6,053
                                                               --------        ---------         --------
    Balance at end of period                                    $10,683           $9,832          $11,310
                                                              =========        =========        =========

                                             -16-



                           CHIQUITA BRANDS INTERNATIONAL, INC.
                                  Index of Exhibits

   Exhibit
    Number        Description
    --------      -----------------
    *3-a          Second Restated Certificate of Incorporation, filed as Exhibit 3(a) to Quarterly Report on
                  Form 10-Q for the quarter ended June 30, 1994, as amended by the Certificate of Amendment establishing the terms of the Series B Preferred Stock, filed as Exhibit 3(a) to Quarterly
                  Report on Form 10-Q for the quarter ended June 30, 1996, and by the Certificate of Amendment establishing the terms of the Series C Preference Stock, filed as Exhibit 3.1 to Current
                  Report on Form 8-K dated September 15, 1997

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

    *10-a         Agreement dated January 11, 1996 effective January 1, 1996 between Tela Railroad Company and the Honduran National Railroad, filed as Exhibit 10-b to Annual Report on Form 10-K for the year ended December 31, 1995

    10-b          Operating contracts between the Republic of Panama and Chiriqui Land Company consisting of
                  Contract of Operations (Bocas del Toro), Contract of Operations (Armuelles), Amendment and
                  Extension of the Lease Land Contract, and related documents as published in the Republic of
                  Panama Official Gazette No. 23,485 (dated February 18, 1998)

    10-c          Credit Agreement dated December 31, 1996 among Chiquita Brands International, Inc., The
                  First National Bank of Boston, as administrative agent, and the financial institutions which are lenders thereunder relating to the Company s $125 million revolving credit facility, filed as Exhibit 10-d to Annual Report on Form 10-K for the year ended December 31, 1996, as amended by Amendment No. 1 thereto dated as of December 8, 1997

                  Executive Compensation Plans
                  -------------------------------
    *10-d         1986 Stock Option and Incentive Plan, as amended, filed as Exhibit 10-e to Annual Report on
                  Form 10-K for the year ended December 31, 1996

    *10-e         Amended and Restated Deferred Compensation Plan, filed as Exhibit 10-g to Quarterly Report on Form 10-Q for the quarter ended June 30, 1997

                                           -17-

    *10-f         Deferred Compensation Plan for Board of Directors of Chiquita Brands International, Inc.
                  dated January 1, 1997, filed as Exhibit 10-h to Annual Report on Form 10-K for the year ended December 31, 1996

    13            Chiquita Brands International, Inc. 1997 Annual Report to Shareholders (pages 25 through 50)

    21            Subsidiaries of Registrant

    23            Consent of Independent Auditors

    24            Powers of Attorney

    27-a          Financial Data Schedule - 1997

    27-b          Financial Data Schedule - 1996

    ----------------------------
    *  Incorporated by reference.