Form 10-Q
period 1998-03-31
CHIQUITA BRANDS INTERNATIONAL INC
filed 1998-05-15
CIK 101063

FORM 10-Q



                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


     Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934


For the Quarterly Period Ended                 Commission File
March 31, 1998                                 Number 1-1550



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

     As of May 1, 1998, there were 64,377,239 shares of Common
Stock outstanding.


                        Page 1 of 11 Pages

               CHIQUITA BRANDS INTERNATIONAL, INC.

                        TABLE OF CONTENTS

                                                       Page
PART I - Financial Information

     Consolidated Statement of Income for the quarters
          ended March 31, 1998 and 1997 . . . .         3

     Consolidated Balance Sheet as of March 31, 1998,
          December 31, 1997 and March 31, 1997. . . .   4

     Consolidated Statement of Cash Flow for the quarters
          ended March 31, 1998 and 1997 . . . . .       5

     Notes to Consolidated Financial Statements . . .   6

     Management's Analysis of Operations and Financial
          Condition . . . . . . . . . . . . .           8


PART II - Other Information

      Item 1 - Legal Proceedings. . . . . . . . .       9

      Item 2 - Changes in Securities and Use
          of Proceeds . . . . . . . . . . .             9

      Item 6 - Exhibits and Reports on Form 8-K.       10

Signature . . . . . . . . . . . . . . . . . .          11

Part I - Financial Information


               CHIQUITA BRANDS INTERNATIONAL, INC.

           CONSOLIDATED STATEMENT OF INCOME (Unaudited)
             (In thousands, except per share amounts)


                                                                 Quarter Ended
                                                                    March 31,
                                                             1998             1997
                                                           --------         --------
Net sales                                                  $717,217         $631,410
                                                           --------         --------
Operating expenses
  Cost of sales                                             540,587          464,071
  Selling, general and administrative                        83,607           74,378
  Depreciation                                               23,253           21,575
                                                           --------         --------
                                                            647,447          560,024
                                                           --------         --------
  Operating income                                           69,770           71,386
Interest income                                               3,062            4,386
Interest expense                                            (27,999)         (28,458)
Other income, net                                               245              280
                                                           --------         --------
  Income before income taxes                                 45,078           47,594
Income taxes                                                 (4,000)          (4,300)
                                                           --------         --------
Net income                                                  $41,078          $43,294
                                                           ========         ========

Earnings per common share:
  Basic                                                        $.58             $.70
  Diluted                                                       .52              .60

Dividends per common share                                     $.05             $.05



         See Notes to Consolidated Financial Statements

               CHIQUITA BRANDS INTERNATIONAL, INC.

              CONSOLIDATED BALANCE SHEET (Unaudited)
               (In thousands, except share amounts)

                                         March 31,     December 31,        March 31,
                                           1998            1997              1997
                                        ----------     ------------        ---------
ASSETS
------
Current assets
   Cash and equivalents                    $91,309         $125,702         $164,670
   Trade receivables (less allowances
      of $10,148, $10,683 and $9,373)      233,002          184,913          217,281
   Other receivables, net                   90,881           87,301           88,908
   Inventories                             379,136          349,948          267,638
   Other current assets                     41,884           35,602           47,643
                                         ---------        ---------        ---------
      Total current assets                 836,212          783,466          786,140
Property, plant and equipment, net       1,172,750        1,151,396        1,132,238
Investments and other assets               306,872          301,173          323,039
Intangibles, net                           201,963          165,578          158,257
                                         ---------        ---------        ---------
      Total assets                      $2,517,797       $2,401,613       $2,399,674
                                        ==========       ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------
Current liabilities
   Notes and loans payable                 $86,545          $59,659          $37,349
   Long-term debt due within one year       45,493           92,905           94,191
   Accounts payable                        222,759          205,323          196,697
   Accrued liabilities                      91,940          125,231           83,833
                                         ---------        ---------        ---------
      Total current liabilities            446,737          483,118          412,070
Long-term debt of parent company           689,162          689,080          702,712
Long-term debt of subsidiaries             342,289          272,892          321,805
Accrued pension and other employee
 benefits                                   87,305           86,676           84,051
Other liabilities                           90,402           89,761          112,811
                                         ---------        ---------        ---------
      Total liabilities                  1,655,895        1,621,527        1,633,449
                                         ---------        ---------        ---------
Shareholders' equity
   Preferred and preference stock          253,475          253,239          249,256
   Capital stock, $.33 par value
      (64,368,998, 61,167,990 and
       56,245,552 shares)                   21,456           20,389           18,748
   Capital surplus                         719,860          672,944          600,458
   Accumulated deficit                    (132,889)        (166,486)        (102,237)
                                         ---------        ---------        ---------

      Total shareholders' equity           861,902          780,086          766,225
                                         ---------        ---------        ---------
      Total liabilities and
       shareholders' equity             $2,517,797       $2,401,613       $2,399,674
                                        ==========       ==========       ==========



         See Notes to Consolidated Financial Statements

               CHIQUITA BRANDS INTERNATIONAL, INC.

         CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)
                          (In thousands)

                                                                                                   Quarter Ended
                                                    March 31,
                                            1998             1997
                                          --------         --------
Cash provided (used) by:
Operations
   Net income                             $ 41,078         $ 43,294
   Depreciation and amortization            24,925           22,957
   Changes in current assets and
    liabilities                            (57,363)         (94,783)
   Other                                    (4,134)             745
                                          --------        ---------
      Cash flow from operations              4,506          (27,787)
                                          --------        ---------
Investing
   Capital expenditures                    (13,573)         (13,211)
   Acquisition of vegetable
     canning business                      (17,424)          --
   Refundable deposits for
     container equipment                    (8,268)         (15,849)
   Other                                    (2,771)            (991)
                                          --------        ---------
      Cash flow from investing             (42,036)         (30,051)
                                          --------        ---------
Financing
   Debt transactions
      Issuances of long-term debt           54,397               --
      Repayments of long-term debt         (62,686)         (18,070)
      Increase (decrease) in notes
        and loans payable                   18,637          (40,064)
   Stock transactions
      Issuances of capital stock               270            2,113
      Dividends                             (7,481)          (7,029)
                                          --------        ---------

      Cash flow from financing               3,137          (63,050)
                                          --------        ---------
Decrease in cash and equivalents           (34,393)        (120,888)
Balance at beginning of period             125,702          285,558
                                          --------        ---------
Balance at end of period                  $ 91,309        $ 164,670
                                          ========        =========




         See Notes to Consolidated Financial Statements

               CHIQUITA BRANDS INTERNATIONAL, INC.

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


  Interim results are subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full fiscal year. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the results of the interim periods shown have been made. See Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 for additional information relating to the Company's financial statements.

Earnings Per Share
-------------------
  Basic and diluted earnings per common share are calculated as follows (in thousands, except per share amounts):

                                                  Quarter Ended
                                                    March 31,
                                            1998             1997
                                          --------         --------
Net income                                 $41,078       $   43,294
Dividends on preferred and
 preference stock                           (4,276)          (4,223)
                                          --------         --------

   Net income attributable to
   common shares for basic EPS              36,802           39,071
Add back dividends on preferred
 and preference stock                        4,276            4,223
                                          --------         --------
   Net income for diluted EPS             $ 41,078         $ 43,294
                                          ========         ========


Weighted average common shares
  outstanding                               63,682           56,059
Nonvested restricted shares                    (72)            (160)
                                          --------         --------
   Shares used to calculate basic
   earnings per common share                63,610           55,899
Assumed conversion of preferred
 and preference stock                       15,479           15,232
Assumed exercise of stock options              635            1,093
                                          --------         --------
   Shares used to calculate diluted
     earnings per common share              79,724           72,224
                                          ========         ========


Basic earnings per common share               $.58             $.70
Diluted earnings per common share              .52              .60

   The assumed conversion to common stock of the Company's 7% convertible subordinated debentures would have an anti-dilutive effect on diluted earnings per share and, therefore, has not been included in the computation.
                                   -6-
Acquisitions
----------------
  In January 1998, Chiquita acquired Stokely USA, Inc., previously a publicly-owned vegetable canning business. In connection with the acquisition, Chiquita issued $11 million of capital stock (.8 million shares) in exchange for all outstanding Stokely shares and issued $33 million of capital stock (2.2 million shares) and paid $18 million of cash to retire corresponding amounts of Stokely debt. After giving effect to the debt retirements, $36 million of Stokely debt remained outstanding and was assumed by Chiquita as part of the acquisition. The assets acquired consisted primarily of trade receivables of $11 million, inventories of $64 million, property, plant and equipment of $28 million and intangibles of $35 million. Accounts payable and other accrued liabilities of $36 million were also assumed. The transaction was accounted for as a purchase.

Inventories (in thousands)
------------------------------






                                         March 31,     December 31,        March 31,
                                            1998           1997               1997
                                         ---------     ------------        ---------
Bananas and other fresh produce            $41,285          $36,035          $41,060
Canned vegetables                          141,194          128,824           44,674
Other food products                          8,918            8,661           10,082
Growing crops                              116,348          115,007          113,650
Materials and supplies                      63,694           53,909           48,527
Other 7,697                                  7,512            9,645
                                          --------         --------         --------
                                          $379,136         $349,948         $267,638
                                          ========         ========         ========

Other
---------
  Chiquita has a long-standing policy of periodically hedging transactions denominated in foreign currencies. At March 31, 1998, the Company had option contracts which ensure conversion of approximately $290 million of foreign sales through the end of 1998 at rates not higher than 1.75 Deutsche marks per dollar or lower than 1.58 Deutsche marks per dollar and approximately $60 million of foreign sales in 1999 at rates not higher than 1.80 Deutsche marks per dollar or lower than 1.58 Deutsche marks per dollar. The carrying value of these option contracts at March 31, 1998 was approximately $6 million and their fair value based on quoted market prices was approximately $20 million.

  In 1998, Chiquita adopted Statement of Financial Accounting Standards No. 130 "Comprehensive Income" and applied this standard to all periods presented in these financial statements. The adoption of this Statement had no impact on the Company's net income or shareholders' equity. Comprehensive income was approximately $40 million for the first quarters of 1998 and 1997.

               CHIQUITA BRANDS INTERNATIONAL, INC.

                     MANAGEMENT'S ANALYSIS OF
                OPERATIONS AND FINANCIAL CONDITION

Operations
-----------
  Net sales for the quarter ended March 31, 1998 increased by $86 million to $717 million primarily from the expansion of Chiquita's vegetable canning operations through acquisitions completed in late 1997 and early 1998. Operating expenses also increased over the prior year level primarily as a result of these acquisitions.

  First quarter North American banana prices were lower than in 1997 on higher industry volume. Subsequent pricing has been higher than last year. The growth in industry volume slowed during the quarter as exports from Ecuador and Colombia began to decline due to ongoing El Nino climatic conditions. In Europe, despite the continued adverse effect of a stronger dollar, the Company achieved dollar price realizations comparable to the prior year on higher European currency banana pricing.

  As a result of a strike which began in mid-February 1998 at the Company's western Panama division during the term of a valid labor contract, production from the division was interrupted and the first quarter 1998 results include unrecovered fixed costs from this division. In mid-April, the workers unilaterally returned to work without having settled remaining issues. The Company is evaluating the extent to which the division will be able to return to production before the end of the year. Otherwise, the Company achieved improved utilization of production and transportation capacity on increased worldwide banana volume during the quarter.

  Operating income for the 1998 first quarter was $70 million compared to 1997 first quarter operating income of $71 million, as the reduction in banana operating results was substantially offset by a modest improvement in earnings for the Company's Diversified Foods Group.

  The Company's effective tax rate is affected by the level and mix of income among various domestic and foreign jurisdictions in which the Company operates.



Financial Condition
------------------------
  Cash decreased by $34 million during the first quarter of 1998 due primarily to seasonal working capital requirements. During the quarter, the Company borrowed against its $125 million revolving credit facility to fund this increased level of working capital and to reduce the amount of revolving credit borrowings assumed at the time of the acquisition of Stokely. At March 31, 1998, $50 million of borrowings were drawn against Chiquita's revolving credit facility.

Part II - Other Information
------------------------------
  Item 1 - Legal Proceedings
  ---------------------------

    On May 3, 1998, a Cincinnati, Ohio newspaper published accounts describing alleged improper environmental and business practices by the Company in certain of its operations in Central and South America. The Company denies the implications of wrongdoing by Chiquita contained in the newspaper accounts and has publicly stated that these accounts portray a false and highly inaccurate image of Chiquita. The newspaper reported that one of its sources had previously provided to the Securities and Exchange Commission ("SEC") information furnished to the newspaper.

    In April 1998, the Company was notified that it is the subject of a confidential investigation by the SEC seeking to determine whether the Company has complied with certain provisions of the Securities Exchange Act of 1934 (the "Exchange Act"), including provisions of the Foreign Corrupt Practices Act (the "FCPA"). The investigation seeks to determine whether the Company, with respect to certain operations in Central and South America, has complied with FCPA provisions relating to the making or offering of illegal payments to foreign officials and the maintenance of fair and accurate books, records and accounts and an appropriate system of internal accounting controls or has complied with Exchange Act provisions relating to the making, or filing with the SEC of reports containing, untrue statements of material fact or omissions of material fact. The SEC has advised the Company that the investigation is confidential and should not be construed as an indication by the SEC that any violation of law has occurred, nor as an adverse reflection upon any person, entity or security. The Company is cooperating with the investigation.

    On May 7 and 8, 1998, three separate lawsuits were filed by three purported shareholders of the Company in the Common Pleas Court in Hamilton County, Ohio, naming the Company and its directors as defendants in purported shareholder derivative actions alleging the breach by the directors of their fiduciary duties to the Company, gross negligence and failure to perform review and oversight responsibilities with respect to certain Company business practices alleged in the newspaper accounts referred to above. The suits allege improprieties purported to have been committed by the Company with respect to certain operations in Central and South America, including violation of the FCPA, improper environmental, worker safety and labor practices, and circumvention of certain foreign laws and labor agreements. The complaints claim that these alleged improprieties have exposed the Company to the prospect of material financial losses and injury to the Company's business reputation and goodwill. The cases seek to recover unspecified damages on behalf of the Company. Chiquita and the other defendants deny the allegations and intend to defend these lawsuits vigorously.

  Item 2 - Changes in Securities and Use of Proceeds
  --------------------------------------------------
    On March 5, 1998, the Company issued 182,735 shares of its capital stock and 4,712 shares of its $2.50 Convertible Preference Stock, Series C to the former shareholders of the Owatonna Companies. The transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder. These shares represent the remaining adjusted purchase price for the common stock of the Owatonna Companies, which were acquired in September 1997. (See Part II, Item 5 - "Market for Registrant's Common Equity and Related Stockholder Matters" in the Company's 1997 Form 10-K).

  Item 6 - Exhibits and Reports on Form 8-K
  ------------------------------------------
                                                  Page
                                                Number(s)
                                               -----------
  (a) Exhibit 27 - Financial Data Schedule         **

     ** Omitted from this copy of Quarterly Report on Form 10-Q. Copy included in report filed electronically with the Securities and Exchange
        Commission.

  (b) The following reports on Form 8-K were filed during the quarter ended March 31, 1998:

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

                 CHIQUITA BRANDS INTERNATIONAL, INC.


                 By:  /s/ William A. Tsacalis
                 ----------------------------------
                      William A. Tsacalis
                      Vice President and Controller
                      (Chief Accounting Officer)




May 15, 1998