Form 10-Q
period 1998-06-30
CHIQUITA BRANDS INTERNATIONAL INC
filed 1998-08-13
CIK 101063

--------------------------------------------------------------




                           FORM 10-Q



               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


    Quarterly Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934


For the Quarterly Period Ended             Commission File
June 30, 1998                              Number 1-1550



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

          As of July 31, 1998, there were 65,369,317 shares of Common Stock outstanding.


                       Page 1 of 13 Pages

--------------------------------------------------------------

              CHIQUITA BRANDS INTERNATIONAL, INC.
              ----------------------------------

                       TABLE OF CONTENTS
                       -----------------

                                                                   Page
                                                                   -----
PART I - Financial Information
------

     Consolidated Statement of Income for the quarters
             and six months ended June 30, 1998 and 1997 . . . . .    3

     Consolidated Balance Sheet as of June 30, 1998,
             December 31, 1997 and June 30, 1997 . . . . . . . . .    4

     Consolidated Statement of Cash Flow for the six
             months ended June 30, 1998 and 1997 . . . . . . . . .    5

     Notes to Consolidated Financial Statements. . . . . . . . . .    6

     Management's Analysis of Operations and
             Financial Condition . . . . . . . . . . . . . . . . .    9


PART II - Other Information
-------

     Item 1 - Legal Proceedings. . . . . . . . . . . . . . . . . .   10

     Item 2 - Changes in Securities and Use of
             Proceeds. . . . . . . . . . . . . . . . . . . . . . .   11

     Item 4 - Submission of Matters to a Vote
             of Security Holders . . . . . . . . . . . . . . . . .   11

     Item 5 - Other Information. . . . . . . . . . . . . . . . . .   12

     Item 6 - Exhibits and Reports on Form 8-K . . . . . . . . . .   12

Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

Part I - Financial Information
------------------------------

              CHIQUITA BRANDS INTERNATIONAL, INC.
              -----------------------------------
          CONSOLIDATED STATEMENT OF INCOME (Unaudited)
          ------------------------------------------
            (In thousands, except per share amounts)

                        Quarter Ended       Six Months Ended
                            June 30,             June 30,
                      -----------------  -------------------
                        1998    1997        1998       1997
                     -------- --------  ---------- ----------
Net sales            $744,191 $646,233  $1,461,408 $1,277,643
                     -------- --------  ---------- ----------
Operating expenses
 Cost of sales        561,900  484,036   1,102,487    948,107
 Selling, general
  and administrative   85,085   72,834     168,692    147,212
 Depreciation          22,990   21,466      46,243     43,041
                     -------- --------  ---------- ----------
                      669,975  578,336   1,317,422  1,138,360
                     -------- --------  ---------- ----------
 Operating income      74,216   67,897     143,986    139,283
Interest income         3,828    4,247       6,890      8,633
Interest expense      (27,530) (27,320)    (55,529)   (55,778)
Other income, net       6,828      159       7,073        439
                     -------- --------  ---------- ----------
 Income before
  income taxes         57,342   44,983     102,420     92,577
Income taxes           (4,500)  (3,900)     (8,500)    (8,200)

Net income           $ 52,842 $ 41,083  $   93,920 $   84,377
                     ======== ========  ========== ==========

Earnings per
 common share:
 Basic               $    .75 $    .66  $     1.33 $     1.36
 Diluted                  .66      .57        1.17       1.17

Dividends per
 common share        $    .05 $    .05  $      .10 $      .10


        See Notes to Consolidated Financial Statements.

              CHIQUITA BRANDS INTERNATIONAL, INC.
              -----------------------------------
             CONSOLIDATED BALANCE SHEET (Unaudited)
             ------------------------------------
              (In thousands, except share amounts)

                           June 30,  December 31,   June 30,
                             1998        1997         1997
                         ----------  -----------  ----------
ASSETS
------
Current assets
 Cash and equivalents    $  146,057   $  125,702  $  233,077
 Trade receivables
  (less allowances
   of $11,211, $10,683
   and $9,599)              232,114      184,913     197,458
 Other receivables, net      79,275       87,301      72,739
 Inventories                359,009      349,948     250,136
 Other current assets        28,509       35,602      33,644
                          ---------   ----------  ----------
   Total current assets     844,964      783,466     787,054

Property, plant and
 equipment, net           1,200,163    1,151,396   1,130,785
Investments and other
 assets                     303,069      301,173     312,912
Intangibles, net            200,470      165,578     156,701
                         ----------   ----------  ----------
   Total assets          $2,548,666   $2,401,613  $2,387,452
                         ==========   ==========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities
 Notes and loans
  payable                $   52,419   $   59,659  $   27,110
 Long-term debt due
  within one year            43,953       92,905      97,489
 Accounts payable           212,263      205,323     199,281
 Accrued liabilities        107,867      125,231      90,033
                         ----------   ----------  ----------
   Total current
   liabilities              416,502      483,118     413,913

Long-term debt of
 parent company             687,258      689,080     697,788
Long-term debt of
 subsidiaries               350,057      272,892     299,577
Accrued pension and
 other employee benefits     81,406       86,676      86,127
Other liabilities            92,296       89,761      89,679
                         ----------   ----------  ----------
   Total liabilities      1,627,519    1,621,527   1,587,084
                         ----------   ----------  ----------

Shareholders' equity
 Preferred and
  preference stock          253,475      253,239     249,256
 Common stock, 1998 -
  $.01 par value
  (65,337,341 shares),
  1997 - $.33 par
  value (61,167,990 and
  56,249,551 shares)            653       20,389      18,750
 Capital surplus            754,562      672,944     600,540
 Accumulated deficit        (87,543)    (166,486)    (68,178)
                         ----------   ----------  ----------

   Total shareholders'
    equity                  921,147      780,086     800,368
                         ----------   ----------  ----------

   Total liabilities
    and shareholders'
    equity               $2,548,666   $2,401,613  $2,387,452
                         ==========   ==========  ==========

        See Notes to Consolidated Financial Statements.

              CHIQUITA BRANDS INTERNATIONAL, INC.
              -----------------------------------
        CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)
        ----------------------------------------------
                         (In thousands)

                                    Six Months Ended June 30,
                                   -------------------------
                                        1998          1997
                                    ----------     ---------
Cash provided (used) by:
Operations
 Net income                          $  93,920     $  84,377
 Depreciation and amortization          49,501        45,739
 Write-downs of cultivations and
  long-term investment                   8,900            --
 Changes in current assets and
  liabilities                          (18,237)      (29,470)
 Other                                    (318)       (2,308)
                                     ---------     ---------
   Cash flow from operations           133,766        98,338
                                     ---------     ---------
Investing
 Capital expenditures                  (50,546)      (34,319)
 Acquisitions of businesses            (25,518)           --
 Refundable deposits for
  container equipment                       --        (8,589)
 Investment in Japanese
  joint venture                         (2,000)       (4,474)
 Other                                   3,647        (1,328)
                                     ---------     ---------
   Cash flow from investing            (74,417)      (48,710)
                                     ---------     ---------
Financing
 Debt transactions
   Issuances of long-term debt          67,266            --
   Repayments of long-term debt        (76,891)      (42,112)
   Decrease in notes and loans
    payable                            (15,489)      (50,248)
 Stock transactions
   Issuances of common stock             1,097         4,304
   Dividends                           (14,977)      (14,053)
                                     ---------     ---------
   Cash flow from financing            (38,994)     (102,109)
                                     ---------     ---------

Increase (decrease) in cash
 and equivalents                        20,355       (52,481)
Balance at beginning of period         125,702       285,558
                                     ---------     ---------

Balance at end of period             $ 146,057     $ 233,077
                                     =========     =========

         See Notes to Consolidated Financial Statements

              CHIQUITA BRANDS INTERNATIONAL, INC.
              -----------------------------------
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
    -----------------------------------------------------


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

Earnings Per Share
------------------

     Basic and diluted earnings per common share ("EPS") are calculated as follows (in thousands, except per share amounts):

                          Quarter Ended    Six Months Ended
                             June 30,           June 30,
                          ---------------- ----------------
                            1998     1997    1998     1997
                          -------  ------- -------  -------

Net income                $52,842  $41,083 $ 93,920 $ 84,377
Dividends on preferred
 and preference stock      (4,275)  (4,223)  (8,551)  (8,445)
  Net income attributable
   to common shares for
   basic EPS               48,567   36,860   85,369   75,932
Add back dividends on
 preferred and
 preference stock           4,275    4,223    8,551    8,445
                          -------  ------- ------- --------
  Net income for
   diluted EPS            $52,842  $41,083 $ 93,920 $ 84,377
                          =======  ======= ======= =======

Weighted average common
 shares outstanding        64,453   56,233   64,068   56,146
Nonvested restricted
 shares                       (72)    (160)     (72)    (160)
                          -------  ------- ------- -------

  Shares used to
   calculate basic EPS     64,381   56,073   63,996   55,986
Assumed conversion of
 preferred and
 preference stock          15,479   15,232   15,479   15,232
Assumed exercise of
 stock options                762    1,207      698    1,150
                          -------- ------- --------  -------
  Shares used to
   calculate diluted EPS   80,622   72,512   80,173   72,368
                          =======  ======= ======= =======

Basic EPS                 $   .75  $   .66 $   1.33 $   1.36
Diluted EPS                   .66      .57     1.17     1.17

  The assumed conversion to common stock of the Company's 7% convertible subordinated debentures would have an anti-dilutive effect on diluted EPS and, therefore, has not been included in the computation.

Acquisitions
------------

  In January 1998, Chiquita acquired Stokely USA, Inc. ("Stokely"), previously a publicly-owned vegetable canning business with annual net sales of approximately $150 million. In connection with the acquisition, Chiquita issued $11 million of common stock (.8 million shares) in exchange for all outstanding Stokely shares and issued $33 million of common stock (2.2 million shares) and paid $18 million of cash to retire corresponding amounts of Stokely debt.

  In June 1998, Chiquita's Australian subsidiary acquired Campbell Mushrooms Pty Limited and Campbell Mushrooms Centre Pty Limited (collectively, the "Australian Mushroom Companies"), which had annual net sales of approximately $30 million. In connection with the acquisition, Chiquita issued $12 million of common stock (.9 million shares) and paid $4 million of cash in exchange for all of the outstanding capital stock of the Australian Mushroom Companies.

  The assets acquired of Stokely and the Australian Mushroom Companies consisted primarily of trade receivables ($13 million), inventories ($66 million), property, plant and equipment ($50 million) and intangibles ($35 million). Liabilities consisted primarily of debt ($36 million) and accounts payable and accrued liabilities ($42 million). Each transaction was accounted for as a purchase.

Inventories (in thousands)
-------------------------

                           June 30,  December 31,  June 30,
                             1998       1997         1997
                         ----------  -----------  ----------
Bananas and other
 fresh produce           $   38,761   $   36,035  $   34,774
Canned vegetables           111,365      128,824      35,907
Other food products           8,212        8,661       8,945
Growing crops               119,865      115,007     113,359
Materials and supplies       72,927       53,909      49,064
Other                         7,879        7,512       8,087
                         ----------   ----------  ----------
                         $  359,009   $  349,948  $  250,136
                         ==========   ==========  ==========

Other
-----

            Chiquita has a long-standing policy of periodically hedging transactions denominated in foreign currencies. At June 30, 1998, the Company had option contracts which ensure conversion of approximately $180 million of foreign sales through the end of 1998 at rates not higher than 1.78 Deutsche marks per dollar or lower than 1.60 Deutsche marks per dollar and approximately $120 million of foreign sales in 1999 at rates not higher than 1.80 Deutsche marks per dollar or lower than
1.61 Deutsche marks per dollar. The carrying value of these option contracts at June 30, 1998 was approximately $6 million; fair value based on quoted market prices was approximately $9 million.

            In 1998, Chiquita adopted Statement of Financial Accounting Standards No. 130 "Comprehensive Income" and applied this standard to all periods presented in these financial statements. The adoption of this Statement had no impact on the Company's net income or shareholders' equity. For the first half of 1998 and 1997, the Company had comprehensive income of $93 million and $79 million, which consisted of net income and unrealized foreign currency translation losses of $1 million and $5 million. For the second quarters of 1998 and 1997, the Company had comprehensive income of $54 million and $39 million, which consisted of net income and unrealized foreign currency gains (losses) of $1 million and $(2) million.

            In June 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative
Instruments and Hedging Activities." The Statement requires the recognition of all derivatives (primarily foreign currency option contracts and foreign exchange forward contracts) on the balance sheet at fair value. The Company's derivatives are specifically designated as hedges. Changes in the fair value of these derivatives will either be offset against the change in fair value of the corresponding hedged assets, liabilities, or firm commitments through earnings or reflected as other comprehensive income until the hedged item is recognized in earnings. Adoption of the Statement is required by January 1, 2000. If the Company were to adopt the new Statement as of July 1, 1998, the effect of adoption would be immaterial to the financial statements.

              CHIQUITA BRANDS INTERNATIONAL, INC.
              ----------------------------------

                    MANAGEMENT'S ANALYSIS OF
                   ------------------------
               OPERATIONS AND FINANCIAL CONDITION
              ----------------------------------

Operations
----------

     Net sales for the quarter and six months ended June 30, 1998 increased by approximately 15% over the prior year amounts primarily from the expansion of Chiquita's vegetable canning operations through acquisitions completed in late 1997 and early 1998. Operating expenses also increased over the prior year levels primarily as a result of these acquisitions.

      The increase in second quarter earnings over the prior year level was primarily due to improved banana pricing in the Company's major markets, despite the adverse effect of a stronger dollar in comparison with European and Japanese currencies. The Company's banana volume for the second quarter was comparable to the prior year level, although industry volume was lower as exports from Ecuador and Colombia were reduced due to El Nino climatic conditions. In the first quarter, North American banana pricing was lower than for the prior year period on higher industry volume, while dollar price realizations in Europe were comparable to the prior year. Additionally, the Company's Diversified Foods Group, which includes vegetable canning operations, generated modest improvements in earnings in both the first and second quarters.

      The second quarter 1998 results include certain charges, primarily write-offs of a non-operating investment and of banana cultivations in Panama (see below), which were offset by a gain from a cash settlement in excess of $10 million of claims against The Cincinnati Enquirer concerning a series of newspaper articles about the Company published in May 1998 (see Part II, Item 1 - "Legal Proceedings"). The write-off of the investment and the settlement gain are included in "Other income, net," and the write-off of banana cultivations is included in "Cost of sales."

       As a result of a two-month strike in Chiquita's western Panama division which ended in mid-April, production was suspended in the division pending farm restoration. During the second quarter, the Company wrote off impaired banana cultivations which it was unable to properly maintain during the strike period. In addition, this non-productive division has been incurring unrecovered fixed costs. Production at this division is expected to be restored in the first quarter of 1999. Otherwise, the Company achieved lower overall delivered product costs during the second quarter and first half of 1998.

      The Company's effective tax rate is affected by the level and mix of income among various domestic and foreign jurisdictions in which the Company operates.

Financial Condition
-------------------

      Cash flow from operations increased to $134 million in the first half of 1998 from $98 million in the prior year period primarily as a result of improved earnings and the inclusion of seasonal cash flow of recently acquired canning operations. Cash from operations in 1998 was used primarily for capital expenditures and business acquisitions. At June 30, 1998, $23 million of borrowings were drawn against Chiquita's $125 million revolving credit facility.

Other
-----

      Reference is made to the discussion of the European Union ("EU") banana quota and licensing regime, the Framework Agreement and the World Trade Organization ("WTO") proceeding regarding this regime contained in Part I, Item 1 - "Business
- Risks of International Operations" in the Company's 1997
Form 10-K and "Management's Analysis of Operations and Financial Condition" in the Company's 1997 Annual Report to Shareholders. In July 1998, the EU adopted a proposed new quota and license regime for implementation in January 1999 which would continue to discriminate in favor of producers and importers within the EU and its former colonies and limit the volume of bananas imported into the EU that are grown in Latin America, Chiquita's primary source of fruit. The United States and the five other governments that are challenging the EU banana policy in the WTO (Ecuador, Panama, Guatemala, Honduras and Mexico) have all indicated that they do not believe this EU proposal complies with the 1997 WTO findings. If the EU fails to comply with the WTO rulings by January 1, 1999, the WTO authorizes the injured governments to engage in retaliatory trade measures, such as the imposition of new tariffs or withdrawal of trade concessions, against the EU.
Section 301 of the Trade Act of 1974, under which the case is also pending, also provides authority for U.S. retaliation if the EU does not comply by the January 1, 1999 deadline. Many administrative and implementation issues must be addressed in regulations to be adopted in the coming months and there can be no assurance as to the results of the WTO proceedings, the nature and extent of actions that may be taken by the affected countries or the impact on the EU quota and licensing regime, including the Framework Agreement.

      In connection with its ongoing information system management efforts, Chiquita has previously replaced or modified a significant portion of its key financial information and operational systems that were not year 2000 compliant.
Remaining financial and operational systems have been assessed, and detailed plans have been developed and are being implemented to make the necessary modifications to ensure year 2000 compliance. The financial impact of making the required system changes for year 2000 compliance are not expected to have a material effect on Chiquita's financial statements.

      This quarterly report contains certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995.
These statements are subject to a number of assumptions, risks and uncertainties, including product pricing, costs to purchase or grow (and availability of) fresh produce and other raw materials, currency exchange rate fluctuations, natural disasters and unusual weather conditions, operating efficiencies, labor relations, access to capital, actions of governmental bodies and other market and competitive conditions, many of which are beyond the control of Chiquita. Actual results or developments may differ materially from the expectations expressed in the forward-looking statements.

Part II - Other Information
---------------------------

     Item 1 - Legal Proceedings
     --------------------------
          Reference is made to the discussion in the Company's March 31, 1998 Form 10-Q of three shareholder derivative lawsuits filed in early May 1998 in Ohio State Court shortly after publication of a series of newspaper articles concerning Chiquita by The Cincinnati Enquirer. Two additional similar lawsuits were filed later in May 1998 in the same court. In late June 1998, The Cincinnati Enquirer renounced the entire series of articles as containing untrue accusations and conclusions and creating a false and misleading impression of Chiquita's business practices. In late July 1998, all five lawsuits were dismissed without prejudice at the plaintiffs' request.

          Reference is made to the discussion contained in the Company's 1997 Form 10-K of the lawsuits pending in several jurisdictions against Chiquita and other banana producing companies which used an agricultural chemical called DBCP, primarily in the 1970's, alleged to have caused sterility and other injuries. In June 1998, the Company entered into an agreement providing for settlements with the plaintiffs in the cases pending in Texas, Louisiana, Costa Rica, Panama and the Philippines. The Company is funding the settlement through an escrow account established for the benefit of these plaintiffs. The escrowed funds will be apportioned, according to a prescribed formula, among plaintiffs who execute releases. The settlement amount is not material to the Company's financial statements.

     Item 2 - Changes in Securities and Use of Proceeds
      --------------------------------------------------
     (a) Reference is made to the amendments in the terms of the Company's 9 5/8% Senior Notes due 2004 described below in the last paragraph of Item 4.

     (c) On June 25, 1998, the Company issued 873,710 shares of common stock to Campbell Investment Company in payment of a portion of the purchase price for the
           Australian Mushroom Companies.   The transaction was
           exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The shares were valued at $14.1125, based on an average market value of Chiquita common stock preceding such date.

     Item 4 - Submission of Matters to a Vote of Security Holders
     ------------------------------------------------------------

          The matters indicated below were voted upon at the Company's Annual Meeting of Shareholders held on May 13,
      1998.

      (i)   Election of Seven Directors

                                          Votes
                               -------------------------
            Name                  For            Withheld
        -----------------      ----------        -------
        Carl H. Lindner        52,897,963        662,598
        Keith E. Lindner       52,896,948        663,613
        Fred J. Runk           52,924,422        636,139
        Jean Head Sisco        52,935,011        625,550
        William W. Verity      52,936,826        623,735
        Oliver W. Waddell      52,938,596        621,965
        Steven G. Warshaw      52,961,528        599,033

  (ii)  Approval of the Company's 1998 Stock Option and
        Incentive Plan.  The votes were:  For -  37,803,574;
        Against - 8,965,761; Abstain - 268,391; Broker Non-Votes -
        6,522,835.

  (iii) Adoption of an amendment to the Certificate of Incorporation to increase the Company's number of authorized shares of Capital Stock from 150 million shares to 200 million shares. The votes were: For - 51,698,392; Against - 1,622,177; Abstain - 239,992.

  (iv) Adoption of an amendment to the Certificate of Incorporation to change the title and par value of the Company's Capital Stock, $.33 par value, to Common Stock, $.01 par value. The votes were: For - 52,694,204; Against - 641,842; Abstain - 224,515.

  (v) Adoption of an amendment to the Certificate of Incorporation to decrease the shareholder vote required to make future amendments to the Certificate of Incorporation from two-thirds to a majority of the votes cast. The votes were: For - 45,526,233;
        Against - 1,321,938; Abstain - 198,555; Broker Non-Votes -
        6,513,835.

          In June 1998 the Company obtained consents from the holders of its 9 5/8% Senior Notes due 2004 (the "Notes") to amend the definition of Permitted Indebtedness in the Indenture dated as of November 30, 1991 (the "Indenture") under which the Notes were issued. The amendments permit subsidiaries of the Company to borrow money for working capital purposes in food related businesses at times when the Company does not meet specified financial tests and the covenants under the Indenture would otherwise limit the ability of the Company and its subsidiaries to incur such debt. The amendments conform these provisions in the Indenture to corresponding provisions applicable to the Company's 9 1/8% Senior Notes due 2004 and 10 1/4% Senior Notes due 2006. Consents were solicited from holders of the Notes from June 12 through June 26, at which time consents had been received from holders of more than the requisite majority of Notes. Holders of $197,671,000 principal amount of the $250,000,000 aggregate principal amount of Notes outstanding, or 79.1% of the Notes, voted in favor of the amendments. The Company paid $5 per $1,000 principal amount of Notes to consenting holders. The amendments are set forth in the First Supplemental Indenture attached as Exhibit 99.1.

     Item 5 - Other Information
     --------------------------

          Shareholders must submit proposals intended to be included in the Company's 1999 proxy materials by December 1, 1998. If the Company does not receive notice by February 22, 1999 of any other matter intended to be presented by a shareholder at the 1999 annual meeting, then management proxies will be permitted to use their discretionary voting authority to vote on the proposal at the meeting without any reference to it in the proxy statement. Proposals and notices of other matters should be mailed to the attention of the Secretary of the Company at the Company's executive offices at 250 East Fifth Street, Cincinnati, Ohio 45202.

     Item 6 - Exhibits and Reports on Form 8-K
     ----------------------------------------                     Page
                                                             Number(s)
                                                             ---------

     (a)  Exhibit 27 - Financial Data Schedule. . . .           **

          Exhibit 99.1 - First Supplemental
          Indenture, dated as of June 26, 1998, to
          Indenture dated as of November 30,1991
          between Chiquita Brands International,
          Inc. and The Fifth Third Bank,
          as trustee. . . . . . . . . . . . . . . . .           **

       **  Omitted from this copy of Quarterly
           Report on Form 10-Q.  Copy included
           in report filed electronically with
           the Securities and Exchange Commission.

     (b) The following reports on Form 8-K were filed during the quarter ended June 30, 1998:

           April 22, 1998 - to provide unaudited pro forma combined financial statements of the Company for the year ended December 31, 1997; to provide the unaudited consolidated financial statements of
           Stokely for the nine months ended December 31, 1997; and to report the Company's results of operations for the first quarter of 1998.

                           SIGNATURE
                           ---------


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          CHIQUITA BRANDS INTERNATIONAL, INC.


                          By:  /s/ William A. Tsacalis
                               ------------------------
                               William A. Tsacalis
                               Vice President and Controller
                               (Chief Accounting Officer)




August 12, 1998