Form 10-Q
period 1998-09-30
CHIQUITA BRANDS INTERNATIONAL INC
filed 1998-11-16
CIK 101063

-----------------------------------------------------------------




                            FORM 10-Q



                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


     Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934


For the Quarterly Period Ended                  Commission File
September 30, 1998                              Number 1-1550



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

  As of October 30, 1998, there were 65,417,755 shares of Common
Stock outstanding.

                        Page 1 of 13 Pages

-----------------------------------------------------------------

               CHIQUITA BRANDS INTERNATIONAL, INC.
               -----------------------------------

                        TABLE OF CONTENTS
                        -----------------

                                                          Page
                                                          ----
PART I - Financial Information
------

   Consolidated Statement of Income for the
     quarters and nine months ended
     September 30, 1998 and 1997 . . . . . . . . . . . . .   3

   Consolidated Balance Sheet as of
     September 30, 1998, December 31, 1997
     and September 30, 1997. . . . . . . . . . . . . . . .   4

   Consolidated Statement of Cash Flow for the
     nine months ended September 30, 1998 and 1997 . . . .   5

   Notes to Consolidated Financial Statements. . . . . . .   6

   Management's Analysis of Operations and
     Financial Condition . . . . . . . . . . . . . . . . .   9


PART II - Other Information
-------

   Item 1 - Legal Proceedings. . . . . . . . . . . . . . .  12

   Item 6 - Exhibits and Reports on Form 8-K . . . . . . .  12

Signature. . . . . . . . . . . . . . . . . . . . . . . . .  13

Part I - Financial Information

               CHIQUITA BRANDS INTERNATIONAL, INC.
               -----------------------------------
           CONSOLIDATED STATEMENT OF INCOME (Unaudited)
           -------------------------------------------
             (In thousands, except per share amounts)

                        Quarter Ended      Nine Months Ended
                        September 30,         September 30,
                     ------------------  ---------------------
                        1998     1997       1998        1997
                     --------  --------  ----------  ----------
Net sales            $632,126  $556,261  $2,093,534  $1,833,904
                     --------  --------  ----------  ----------

Operating expenses
  Cost of sales       509,973   463,993   1,612,460   1,412,100
  Selling, general
   and administrative  85,279    76,267     253,971     223,479
  Depreciation         24,326    21,377      70,569      64,418
                     --------  --------  ----------  ----------
                      619,578   561,637   1,937,000   1,699,997
                     --------  --------  ----------  ----------
  Operating income
    (loss)             12,548    (5,376)    156,534     133,907

Interest income         3,283     3,848      10,173      12,481
Interest expense      (26,744)  (26,704)    (82,273)    (82,482)
Other income, net         157       217       7,230         656
                     --------  --------  ----------  ----------
  Income (loss)
    before income
    taxes             (10,756)  (28,015)     91,664      64,562
Income taxes               --        --      (8,500)     (8,200)
                     --------  --------  ----------  ----------

Net income (loss)    $(10,756) $(28,015) $   83,164  $   56,362
                     ========  ========  ==========  ==========


Earnings per
  common share:
  Basic              $   (.23) $   (.57) $     1.09  $      .78
  Diluted                (.23)     (.57)       1.03         .77

Dividends per
  common share       $    .05  $    .05  $      .15  $      .15

          See Notes to Consolidated Financial Statements.

                CHIQUITA BRANDS INTERNATIONAL, INC.
                ----------------------------------
               CONSOLIDATED BALANCE SHEET (Unaudited)
              -------------------------------------
              (In thousands, except per share amounts)

                      September 30,  December 31,  September 30,
                           1998          1997          1997
                      -------------  ------------  -------------
ASSETS
------
Current assets
 Cash and
   equivalents        $     107,956  $    125,702  $    172,330
 Trade receivables
   (less allowances
   of $10,983, $10,683
   and $10,235)             208,959       184,913       203,788
 Other receivables,
   net                       79,215        87,301        65,726
 Inventories                459,477       349,948       321,616
 Other current assets        29,496        35,602        39,595
                      -------------  ------------  -------------
   Total current
     assets                 885,103       783,466       803,055
Property, plant and
 equipment, net           1,189,867     1,151,396     1,143,005
Investments and
 other assets               318,184       301,173       312,574
Intangibles, net            194,491       165,578       156,564
                      -------------  ------------  -------------
   Total assets       $   2,587,645  $  2,401,613  $  2,415,198
                      =============  ============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities
 Notes and loans
   payable            $      77,067  $     59,659  $     36,395
 Long-term debt due
   within one year           37,373        92,905        90,430
 Accounts payable           279,828       205,323       208,307
 Accrued liabilities        102,272       125,231       108,691
                      -------------  ------------  -------------
   Total current
     liabilities            496,540       483,118       443,823
Long-term debt of
 parent company             684,672       689,080       696,731
Long-term debt of
 subsidiaries               327,577       272,892       284,615
Accrued pension and
 other employee
 benefits                    80,029        86,676        87,107
Other liabilities            95,573        89,761        90,246

                      -------------  ------------  ------------
   Total liabilities      1,684,391     1,621,527     1,602,522
                      -------------  ------------  ------------

Shareholders' equity
 Preferred and
   preference stock         253,475       253,239       253,239
 Common stock, 1998 -
   $.01 par value
   (65,407 shares),
   1997 - $.33 par
   value (61,168 and
   59,357 shares)               654        20,389        19,786
 Capital surplus            754,970       672,944       642,881
 Accumulated deficit       (105,845)     (166,486)     (103,230)
                      -------------  ------------  ------------
   Total shareholders'
     equity                 903,254       780,086       812,676
                      -------------  ------------  ------------
   Total liabilities
     and shareholders'
     equity           $   2,587,645  $  2,401,613  $  2,415,198
                      =============  ============  ============

          See Notes to Consolidated Financial Statements.

                CHIQUITA BRANDS INTERNATIONAL, INC.
                ----------------------------------
          CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)
          ----------------------------------------------
                           (In thousands)

                                         Nine Months Ended
                                           September 30,
                                      ----------------------
                                        1998          1997
                                      --------     ---------
Cash provided (used) by:
Operations
 Net income                           $ 83,164     $   56,362
 Depreciation and amortization          75,581         68,496
 Write-downs of cultivations and
   long-term investment                  8,900             --
 Changes in current assets and
   liabilities                         (50,819)       (54,713)
 Other                                  10,106          7,097
                                      --------     ----------
   Cash flow from operations           126,932         77,242
                                      --------     ----------
Investing
 Capital expenditures                  (84,133)       (52,096)
 Acquisitions of businesses            (26,199)            --
 Refundable deposits for
   container equipment                  (1,366)       (10,351)
 Other                                   3,903         (4,750)
                                      --------     ----------
   Cash flow from investing           (107,795)       (67,197)
                                      --------     ----------
Financing
 Debt transactions
   Issuances of long-term debt          73,171          2,148
   Repayments of long-term debt        (95,631)       (68,293)
   Increase (decrease) in notes
     and loans payable                   6,689        (41,018)
 Stock transactions
   Issuances of common stock             1,411          4,980
   Dividends                           (22,523)       (21,090)
                                      --------     ----------
   Cash flow from financing            (36,883)      (123,273)
                                      --------     ----------
Decrease in cash and equivalents       (17,746)      (113,228)
Balance at beginning of period         125,702        285,558
                                      --------     ----------
Balance at end of period              $107,956     $  172,330
                                      ========     ==========

          See Notes to Consolidated Financial Statements.

                CHIQUITA BRANDS INTERNATIONAL, INC.
                ----------------------------------
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
      -----------------------------------------------------

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

Earnings Per Share
------------------

     Basic and diluted earnings per common share ("EPS") are calculated as follows (in thousands, except per share amounts):

                            Quarter Ended       Nine Months Ended
                            September 30,          September 30,
                         -----------------      ------------------
                           1998        1997       1998      1997
                         ---------  ---------   --------  --------
Net income (loss)        $ (10,756) $ (28,015)  $ 83,164  $ 56,362
Dividends on preferred
  and preference stock      (4,275)    (4,227)   (12,826)  (12,672)
                         ---------   --------   --------  --------
   Net income attribut-
     able to common
     shares for basic
     EPS                   (15,031)   (32,242)    70,338    43,690
Add back dividends on
  preferred and
  preference stock              --        --      12,826        --
                         ---------  ---------   --------- --------
   Net income attribut-
     able to common
     shares for diluted
     EPS                 $ (15,031) $ (32,242)  $ 83,164  $ 43,690
                         =========  =========   ========  ========

Weighted average common
  shares outstanding        65,375     56,547     64,503    56,280
Nonvested restricted
  shares                       (72)     (160)        (72)     (160)
                         ---------  --------    --------  --------
   Shares used to
     calculate basic
     EPS                    65,303    56,387      64,431    56,120

Assumed conversion of
  preferred
  and preference stock          --        --      15,479        --
Assumed exercise of
  stock options                 --        --         597       767
                          --------  --------    --------  --------
   Shares used to
     calculate diluted
     EPS                    65,303    56,387      80,507    56,887
                          ========  ========   ========= =========

Basic EPS                $    (.23) $   (.57)  $    1.09 $     .78
Diluted EPS                   (.23)     (.57)       1.03       .77

     The assumed conversions to common stock of the Company's 7% convertible subordinated debentures, preferred stock and preference stock and the assumed exercise of stock options were excluded from the diluted EPS computations for periods in which these items, on an individual basis, were anti-dilutive.

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

     In June 1998, Chiquita's Australian subsidiary acquired Campbell Mushrooms Pty Limited and Campbell Mushrooms Centre Pty Limited (collectively, the "Australian Mushroom Companies"), which had annual net sales of approximately $30 million. In connection with the acquisition, Chiquita issued $12 million of common stock (.9 million shares) and paid $5 million of cash in exchange for all of the outstanding capital stock of the Australian Mushroom Companies.

     The assets acquired from Stokely and the Australian Mushroom Companies consisted primarily of trade receivables ($13 million), inventories ($66 million), property, plant and equipment ($50 million) and intangibles ($35 million). Liabilities consisted primarily of debt ($36 million) and accounts payable and accrued liabilities ($42 million). Each transaction was accounted for as a purchase.


Inventories (in thousands)
--------------------------

                      September 30,  December 31,  September 30,
                          1998           1997           1997
                      ------------   ------------  ------------

Bananas and other
  fresh produce       $      38,952  $     36,035  $     33,409
Canned vegetables           228,200       128,824       109,250
Other food products           7,850         8,661         8,805
Growing crops               121,891       115,007       113,371
Materials and
  supplies                   54,587        53,909        49,442
Other                         7,997         7,512         7,339
                      -------------  ------------  ------------
                      $     459,477  $    349,948  $    321,616
                      =============  ============  =============

Other
-----

     Chiquita has a long-standing policy of periodically hedging transactions denominated in foreign currencies. At September 30, 1998, the Company had option contracts which ensure conversion of approximately $100 million of foreign sales through the end of 1998 at rates not higher than 1.78 Deutsche marks per dollar or lower than 1.61 Deutsche marks per dollar and approximately $325 million of foreign sales in 1999 at rates not higher than 1.77 Deutsche marks per dollar or lower than 1.59 Deutsche marks per dollar. The carrying value of these option contracts at September 30, 1998 was approximately $7 million, which exceeded the fair value based on quoted market prices by approximately $13 million.

     In 1998, Chiquita adopted Statement of Financial Accounting Standards No. 130 "Comprehensive Income" and applied this standard to all periods presented in these financial statements. The adoption of this Statement had no impact on the Company's net income or shareholders' equity. Comprehensive income (loss) for all periods presented consisted solely of net income (loss) and unrealized foreign currency translation gains (losses), as follows (in thousands):

                           Quarter Ended     Nine Months Ended
                           September 30,        September 30,
                       --------------------  ------------------
                          1998       1997      1998      1997
                       ---------   --------  --------   -------
Net income (loss)      $ (10,756)  $(28,015)  $83,164   $56,362
Unrealized foreign
  currency translation
  gains (losses)           4,603         52     3,620    (5,592)
                       ---------   ---------  --------  -------

Comprehensive income
  (loss)               $  (6,153)  $(27,963)  $86,784   $50,770
                       =========   =========  ========  =======

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Statement requires the recognition of all derivatives on the balance sheet at fair value. The Company's derivatives, primarily foreign currency option contracts and foreign exchange forward contracts, are specifically designated as hedges. Changes in the fair value of these derivatives will either be offset against the change in fair value of the corresponding hedged assets, liabilities, or firm commitments through earnings or reflected as other comprehensive income until the hedged item is recognized in earnings. Adoption of the Statement is required by January 1, 2000. This new Statement is presently under review by the Company.

                CHIQUITA BRANDS INTERNATIONAL, INC.
                ----------------------------------
                      MANAGEMENT'S ANALYSIS OF
                     ------------------------
                 OPERATIONS AND FINANCIAL CONDITION
                ----------------------------------


Hurricane Mitch
---------------

     In late October and early November 1998, Chiquita incurred significant damage to its operations in Honduras as a result of widespread flooding caused by Hurricane Mitch. The Company believes that most banana industry plantings in Honduras have been destroyed or severely damaged. Chiquita is in the early stages of assessing damage to its banana farms and other production facilities (edible oils and processed fruit ingredients) and currently estimates that asset write-offs and charges relating to Honduras for its fourth quarter ending December 31, 1998 will be in the $50 million range. The actual amounts will not be known until the Company is able to assess the extent of the damage incurred and determine the rehabilitation to be performed and the amount of insurance recoveries. Flooding also occurred in Guatemala. Although it is too early to determine the extent of storm-related damage to the Company's Guatemalan operations, the damage is believed to be less severe than in Honduras.

     Chiquita owns approximately 7,000 hectares (17,000 acres) under banana cultivation in Honduras out of an estimated industry total of approximately 18,000 hectares (44,000 acres). In Guatemala, the Company produces bananas on approximately 3,000 hectares
(8,000 acres) as compared to an estimated industry total of approximately 19,000 hectares (46,000 acres). Banana production from these countries by Chiquita and its two principal competitors will be significantly reduced for the remainder of 1998 and well into 1999. An event such as this could result in lower sales volume, depending on the Company's ability to obtain adequate supplies from other sources, and increased costs. However, it could also restrict worldwide supplies and lead to increased industry prices for bananas.

Operations
----------

     Net sales for the quarter and nine months ended September 30, 1998 increased by 14% over the prior year amounts primarily from the expansion of Chiquita's vegetable canning operations through acquisitions completed in late 1997 and early 1998. Operating expenses also increased over the prior year levels primarily as a result of these acquisitions.

     Operating income for the quarter and nine months ended September 30, 1998 increased by $18 million and $23 million from the prior year primarily as a result of increased earnings in the Company's banana business and, to a lesser extent, the Company's Diversified Foods Group. The improvement in banana earnings resulted from lower delivered product costs as the Company continued to realize increased farm productivity and transportation cost reductions on higher worldwide banana volume. The lower delivered product costs for the quarter more than offset the effect of lower dollar price realizations for banana sales in North America and Europe.

     The 1998 year-to-date results include second quarter write-offs of a non-operating investment and of impaired banana cultivations in Chiquita's western Panama division which the Company was unable to properly maintain during a two-month strike. In addition to the second quarter write-off of these cultivations, the Company has been incurring unrecovered fixed costs in this division. Full production at this division is expected to be restored in the first quarter of 1999. The second quarter write-offs were offset by a second quarter gain from a cash settlement in excess of $10 million of claims against The Cincinnati Enquirer concerning a series of newspaper articles about the Company published in May 1998. The write-off of the investment and the settlement gain are included in "Other income, net," and the write-off of banana cultivations is included in "Cost of sales."

     The Company's effective tax rate is affected by the level and mix of income among various domestic and foreign jurisdictions in which the Company operates.

Liquidity and Capital Resources
-------------------------------

     Cash flow from operations increased to $127 million in the first nine months of 1998 from $77 million in the prior year period primarily as a result of improved earnings. Cash flow from operations was used primarily for capital expenditures and business acquisitions. At September 30, 1998, $26 million of borrowings were drawn against Chiquita's $125 million revolving credit facility. In addition, approximately $35 million of additional borrowings were available for the Company's vegetable canning operations under a separate committed line of credit facility.

     The Hurricane Mitch rehabilitation spending is generally expected to be incurred over the next 18 months. The Company expects to be able to finance this rehabilitation with cash flow from operations and its existing borrowing capacity.

World Trade Organization Proceeding
-----------------------------------

     Reference is made to the discussion in Item 1 - "Risks of International Operations" in the Company's 1997 Form 10-K concerning (a) the World Trade Organization ("WTO") proceeding brought by the United States and five Latin American nations challenging the European Union ("EU") banana quota and licensing regime and (b) the resulting WTO rulings that (i) the EU regime violates numerous international trade obligations to the detriment of Latin American supplying countries and United States marketing firms such as Chiquita and (ii) the EU must fully implement banana policies consistent with the WTO findings not later than January 1, 1999. Reference is also made to the discussion in the Company's June 30, 1998 Form 10-Q of the new quota and licensing regime that the EU adopted in July 1998 to take effect January 1, 1999 and the expressions by the United States and the other five challenging nations that the new regime does not comply with the WTO's rulings. On October 22, 1998, the United States, through the Office of the U.S. Trade Representative ("USTR"), initiated formal procedures for adoption of sanctions against the EU under
Section 301 of the U.S. Trade Act of 1974 by publishing notice in the Federal Register of the USTR's proposed determination that the EU's proposed measures fail to implement the WTO rulings. On November 10, 1998, the USTR published notice that it proposes to determine that the imposition of prohibitive (100% of value) duties on selected EU products is an appropriate sanction, that it will announce its definitive actions, including the final list of EU products subject to the duties, on December 15, 1998 and that the actions will be effective as early as February 1, 1999 and no later than March 3, 1999.

Year 2000 Project
-----------------

     Chiquita's company-wide Year 2000 Project ("Project") is proceeding according to schedule. The Project addresses the inability of computer and micro-processor systems to distinguish between the year 1900 and the year 2000. When Chiquita began the Project in the early 1990's, the primary goal was to make each system Year 2000 compliant in the normal course of replacing and upgrading the Company's systems. Many Company systems have been replaced or upgraded in the normal course. Additionally, a company-wide Year 2000 policy was developed in 1996 which outlined the scope and responsibility for resolution of Year 2000 compliance issues for remaining Company systems and third parties. This policy covers computer hardware and operating software, applications software, telephone hardware and software, networking hardware and software, manufacturing equipment, vessel navigation and control equipment and other embedded technology issues.

     The Project has included the following phases: (1) inventorying the Company's hardware, software and equipment; (2) assessing which items have Year 2000 issues; (3) determining critical versus non-critical items; (4) replacing or repairing items that have Year 2000 issues; (5) testing material items; (6) assessing Year 2000 readiness of the Company's material customers and suppliers; and (7) developing contingency plans. Critical items are defined as those believed by the Company to have a risk involving the safety of individuals, material damage to property or a material adverse effect on earnings.

     As of September 30, 1998, the first three phases of the Project have been substantially completed. For the majority of the critical items, the phases for replacement and repair, testing and contingency planning are complete while those phases for many of the non-critical items are still in process. The Company intends to complete the remaining replacement and repair effort, conclude final testing and have in place the necessary contingency plans before the end of 1999.

     The Company is assessing the Year 2000 readiness of material customers and suppliers, including financial institutions, telecommunications companies, public utility companies and commercial vendors. Assessment has included obtaining written certifications of Year 2000 readiness from the third party, review of the third party's Year 2000 readiness plan and site visits. This assessment is substantially complete for those third parties whose functions are most critical to the operations of the Company, such as financial institutions. Assessment is ongoing for remaining material customers and suppliers. Assessment and development of necessary contingency plans are expected to be completed before the end of 1999.

     The estimated total cost of the Project for systems that have not been replaced or upgraded in the normal course is less than $10 million. Most of this cost has already been incurred by the Company.

     Due to the widespread uncertainties inherent in the Year 2000 problem, resulting primarily from the uncertainty of the Year 2000 readiness of suppliers, customers and other third parties, including U.S. and foreign governmental entities, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's financial statements. The Project is expected to significantly reduce the level of risk that the Year 2000 issue will cause significant interruptions to the Company's operations.

EU Common Currency
------------------

     On January 1, 1999, eleven European countries will begin the implementation process for the EU common currency (the "Euro"). Private companies operating in these eleven countries will have the option of transacting business in either the Euro or their national currency through December 31, 2001. The Company believes most of its affected customers will initially prefer to be invoiced in their traditionally invoiced currencies. Although it is impossible for the Company to predict the implications of the Euro implementation on its European operations, the Company does not believe it will have a material impact on its financial statements.

                         *   *   *   *   *

     This quarterly report contains certain information that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. This information is subject to a number of assumptions, risks and uncertainties, including product pricing, costs to purchase or grow (and availability of) fresh produce and other raw materials, currency exchange rate fluctuations, natural disasters and unusual weather conditions, operating efficiencies, labor relations, access to capital, actions of governmental bodies, actions or failures to act of customers, suppliers and other third parties with respect to Year 2000 readiness issues, and other market and competitive conditions, many of which are beyond the control of Chiquita. Actual results or developments may differ materially from the expectations expressed or implied in the forward-looking information.

Part II - Other Information
---------------------------

          Item 1 - Legal Proceedings
          --------------------------

               Reference is made to the discussion in the Company's 1997 Form 10-K of the lawsuits pending in several jurisdictions against Chiquita and other banana producing companies which used an agricultural chemical called DBCP, primarily in the 1970's, alleged to have caused sterility and other injuries. Reference is also made to the agreement to settle substantially all of these lawsuits described in the Company's June 30, 1998 Form 10-Q. In September 1998, one of the two class action cases against the Company and others pending in the U.S. District Court for the District of Hawaii (which were not included in the settlement agreement) was dismissed on the grounds that courts in the plaintiffs' home countries were more appropriate forums for pursuing their claims.


          Item 6 - Exhibits and Reports on Form 8-K
          -----------------------------------------
                                                                   Page
                                                                Number(s)
                                                                ---------

            (a)  Exhibit 27 - Financial Data Schedule. . . . . .     **


                 ** Omitted from this copy of Quarterly Report on Form 10-Q. Copy included in report filed electronically with the Securities and Exchange Commission.

            (b) There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 1998.

                             SIGNATURE
                             ---------



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              CHIQUITA BRANDS INTERNATIONAL, INC.


                              By:  /s/ William A. Tsacalis
                                   -----------------------------
                                   William A. Tsacalis
                                   Vice President and Controller
                                   (Chief Accounting Officer)




November 13, 1998