Form 10-K
period 1998-12-31
CHIQUITA BRANDS INTERNATIONAL INC
filed 1999-03-31
CIK 101063

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the Fiscal Year Ended                Commission File
December 31, 1998                        Number 1-1550

                       CHIQUITA BRANDS INTERNATIONAL, INC.

Incorporated under the                   I.R.S. Employer I.D.
Laws of New Jersey                       No. 04-1923360

                  250 East Fifth Street, Cincinnati, Ohio 45202
                                 (513) 784-8000

Securities registered pursuant to Section 12(b) of the Act:

                                         Name of Each Exchange
Title of Each Class                      On Which Registered
--------------------                     -------------------------
Common Stock ($.01 par value)            New York, Pacific, Boston
$2.875 Non-Voting Cumulative
  Preferred Stock, Series A              New York
$3.75 Convertible Preferred
  Stock, Series B                        New York

Securities registered pursuant to Section 12(g) of the Act:   None

Other securities for which reports are submitted pursuant to Section 15(d) of the Act:
  9-1/8% Senior Notes due March 1, 2004
  9-5/8% Senior Notes due January 15, 2004
  10-1/4% Senior Notes due November 1, 2006

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

  As of March 16, 1999, there were 65,722,921 shares of Common Stock outstanding. The aggregate market value of Common Stock held by non-affiliates at March 16, 1999 was approximately $462 million.



                       Documents Incorporated by Reference

  Portions of the Chiquita Brands International, Inc. 1998 Annual Report to Shareholders are incorporated by reference in Parts I and II. Portions of the Chiquita Brands International, Inc. Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated by reference in Part III.


                       CHIQUITA BRANDS INTERNATIONAL, INC.
                                TABLE OF CONTENTS

                                                  Page
Part I                                            -----
------------
     Item  1.    Business                           1
     Item  2.    Properties                         9
     Item  3.    Legal Proceedings                  10
     Item  4.    Submission of Matters to a
                   Vote of Security Holders         10
     Executive Officers of the Registrant           11

Part II
--------------
     Item  5.    Market for Registrant's Common
                   Equity and Related Stockholder
                   Matters                           12
     Item  6.    Selected Financial Data             12
     Item  7.    Management's Discussion and
                   Analysis of Financial
                   Condition and Results
                   of Operations                     12
     Item 7A.    Quantitative and Qualitative
                   Disclosures About Market Risk     12
     Item  8.    Financial Statements and
                   Supplementary Data                12
     Item  9.    Changes in and Disagreements
                   with Accountants on Accounting
                   and Financial Disclosure          12

Part III
----------------
     Item 10.    Directors and Executive Officers
                   of the Registrant                 13
     Item 11.    Executive Compensation              13
     Item 12.    Security Ownership of Certain
                   Beneficial Owners and Management  13
     Item 13.    Certain Relationships and
                   Related Transactions              13

Part IV
--------------
     Item 14.    Exhibits, Financial Statement
                   Schedules, and Reports on
                   Form 8-K                          13
     Signatures                                      14

   This Annual Report on Form 10-K includes, in Items 1, 7, 7A and elsewhere, statements that may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included in this report, in future filings with the Securities and Exchange Commission
("SEC") and in written and verbal statements by the Company and its representatives that address events, developments or financial results that the Company expects, believes or estimates will or may occur in the future are forward-looking statements that are intended to be covered by the safe harbor provisions of that Act. These statements are based on the Company's assumptions and estimates made in light of its experience and analysis of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. They are subject to a number of assumptions, risks and uncertainties, many of which are beyond the control of Chiquita, including the prices at which Chiquita can sell its products, the costs at which it can purchase or grow (and availability of) fresh produce and other raw materials, currency exchange rate fluctuations, natural disasters and unusual weather conditions, operating efficiencies, labor relations, access to capital, actions of governmental bodies, actions of or failures to act of customers, suppliers and other third parties with respect to Year 2000 readiness issues, and other market and competitive conditions. Investors are cautioned that the forward-looking statements speak as of the date made and are not guarantees of future performance. Actual results or developments may differ materially from the expectations expressed or implied in the forward-looking statements.


                                     PART I
ITEM 1 - BUSINESS
                                     GENERAL

   Chiquita Brands International, Inc. ("Chiquita" or the "Company") is a leading international marketer, producer and distributor of quality fresh fruits and vegetables and processed foods sold under the "Chiquita" and other brand names. The Company has capitalized on its "Chiquita" and other premium brand names by building on its reputation for quality and worldwide leadership position in the marketing, distribution and sourcing of bananas and other fresh produce and by expanding its processed fruit and vegetable operations.

   The Company conducts business in two segments, organized primarily on a product line basis, with each segment offering a variety of different but related products. The Fresh Produce segment includes the production, transportation, distribution and marketing of Chiquita bananas and a wide variety of other fresh fruits and vegetables. The Processed Foods segment consists of the production, distribution and marketing of the Company's private-label and branded canned vegetables, branded fruit and vegetable juices and beverages, processed bananas and edible oil based consumer products. Financial information by business segment and geographic area for the last three years is set forth in Note 13 to the Consolidated Financial Statements included in the Company's 1998 Annual Report to Shareholders.

   In 1993, the European Union ("EU") implemented a banana quota regime which restricts the importation into the EU of bananas from Latin America, Chiquita's primary source of fruit. The quota regime has significantly affected the worldwide banana industry and severely burdened Chiquita's operations. (See
RISKS OF INTERNATIONAL OPERATIONS.) Since 1993, the Company has reduced operating costs and taken other measures to adjust to the quota regime. In addition to these measures, the Company's primary strategic objectives have included:

   *  building value from Chiquita bananas and the "Chiquita" brand name;

   *  expanding the marketing and distribution of fresh produce;

   *  growing in processed foods; and

   * reducing debt and interest costs, strengthening the balance sheet and increasing cash flow.

   In connection with these objectives, in 1997 and early 1998, Chiquita completed acquisitions of three vegetable canning companies which expanded the capacity, product lines and geographic coverage of its existing vegetable canning operations (see "Processed Foods"). In mid 1998, the Company expanded its Fresh Produce operations by acquiring a fresh mushroom business in Australia. These acquisitions also strengthened the balance sheet, as they were financed through the issuance of Chiquita stock. For additional discussion of these acquisitions, see Note 15 to the Consolidated Financial Statements included in the Company's 1998 Annual Report to Shareholders. The Company has significantly reduced debt from its peak level of $1.7 billion in 1993 to $1.2 billion at the end of 1998. Debt has been reduced through prepayments of high cost public debentures and subsidiary debt using proceeds from public offerings of preferred shares and senior notes, as well as cash generated by operations and sales of non-core assets.

   Fresh Produce sales, as a percent of consolidated net sales, amounted to 82% in 1998, 90% in 1997 and 92% in 1996. The Company's Processed Foods business contributed the balance of consolidated net sales. This business has expanded since 1996 through the acquisitions of vegetable canning companies described above. No individual customer accounted for more than 10% of the Company's consolidated net sales during any of the last three years.

   For a discussion of factors affecting Chiquita's results of operations for the last three years, see "Management's Analysis of Operations and Financial
Condition" and Note 15 to the Consolidated Financial Statements included in the Company's 1998 Annual Report to Shareholders. Factors that may cause fluctuations in operating results are also discussed below.

Fresh Produce
-------------
   The Company markets an extensive line of fresh fruits and vegetables sold under the "Chiquita" and other brand names.  Chiquita's fresh fruits and vegetables include bananas, berries, citrus, mangoes, melons, tomatoes, lettuce, mushrooms and a wide variety of other fresh produce.  In 1998, approximately half of Fresh Produce sales were in North America and the remainder were in
Europe and other international markets.  The core of Chiquita's Fresh Produce operations is the marketing, distribution and sourcing of bananas.  Sales of bananas accounted for approximately 70% of Fresh Produce net sales in each of the last three years.

   Chiquita believes it derives competitive benefits in the marketing, distribution and sourcing of fresh produce through:

   *  recognized brand names and a reputation for quality;

   * strong market positions in North America and Europe, its principal markets;

   *  a modern, cost-efficient fresh fruit transportation system;

   * an industry leading position in terms of number and geographic diversity of major sources of bananas;

   *  state-of-the-art banana ripening techniques; and

   *  best-demonstrated agricultural practices.

These characteristics enhance Chiquita's ability to provide customers with premium quality products on a consistent basis.

   DISTRIBUTION AND MARKETING. Chiquita sells and distributes a variety of quality fruit and vegetable products through a network of fresh produce operations in North America, Europe and the Pacific Rim. Some of these operations involve the production, distribution and marketing of fresh fruits and vegetables while others involve only distribution and marketing. The
Company has regional sales organizations and utilizes commissioned agents to sell to retail customers and wholesalers. The retail customers include large chain stores with which Chiquita enters into supply contracts, typically for a one year term.

   Bananas are sold under the "Chiquita," "Chiquita Jr.," "Consul" and "Amigo" brand names. Other fresh fruits are also sold under the "Chiquita" and other brand names and include apples, apricots, berries, cherries, grapes, peaches, pears, plums and tomatoes. Fresh vegetables, such as asparagus, beans, broccoli, carrots, celery, cucumbers, lettuce, mushrooms, onions, peppers and potatoes, are sold under the "Premium" and other brand names.

   Fresh produce, including bananas, is highly perishable and must be brought to market and sold generally within 30 to 60 days after harvest. Some items, such as lettuce and berries, must be sold more quickly, while other items, such as apples and pears, can be held in cold storage for longer periods of time.

   The selling price received for each type of fruit or vegetable depends on several factors, including:

   * the availability and quality of the produce item in the market; and

   * the availability and quality of competing types of produce.

For example, although banana production tends to be relatively stable throughout the year, banana pricing is seasonal. This is because bananas compete against other fresh fruit which generally comes to market beginning in the summer. As a result, banana prices are typically higher during the first half of the year.

   Adverse weather may restrict the availability of fresh produce and result in increased prices. However, competing producers and distributors may be affected differently, depending upon their ability and the cost to obtain alternate supplies.

   Bananas are distributed and marketed internationally in a highly competitive environment. While smaller companies, including growers' cooperatives, are a competitive factor, Chiquita's primary competitors are a limited number of other international banana importers and exporters. To compete successfully, Chiquita must be able to source bananas of uniformly high quality and, on a timely basis, transport and distribute them to worldwide markets. Chiquita sells approximately one-fourth of all bananas imported into North America and Europe, its principal markets.

   Chiquita sources fresh fruit from Central and South America for international distribution in order to increase the year-round availability of certain types of seasonal produce. In other instances, the sourcing and distribution of fresh produce is more regionalized. Typically in these regional markets, no single competitor has a dominant market share.

   To control quality, bananas are normally ripened under controlled conditions. Most other types of fresh produce are already ripe when shipped or ripen naturally. The Company sells some bananas ripened in its own facilities or under contractual ripening arrangements. Chiquita generally obtains a premium price for its bananas due to its reputation for quality and its innovative ripening and marketing techniques, which include providing retail marketing support services to its customers.

   LOGISTICS. Transportation costs are significant in Chiquita's Fresh Produce business. Fresh produce distributed internationally is transported primarily by ocean-going vessels. Chiquita ships its tropical fruit in refrigerated vessels owned or chartered by the Company. All of Chiquita's tropical fruit shipments into the North American market are delivered using pallets or containers. This minimizes damage to the product by eliminating the need to handle individual boxes. Chiquita owns or controls under long-term lease approximately 70% of its aggregate shipping capacity. The remaining capacity is operated under contractual arrangements having terms of approximately one year. (See also ITEM
2 - PROPERTIES and Notes 4 and 5 to the Consolidated Financial Statements included in the Company's 1998 Annual Report to Shareholders.) Chiquita also operates loading and unloading facilities which it owns or leases in Central and South America and various ports of destination. Fresh produce grown near its intended market is generally transported to customers via truck. Common carriers and trucks owned or leased by the Company are used to ship this produce.

   SOURCING. Chiquita has a greater number and geographic diversity of major sources of bananas than any of its competitors. During 1998, approximately one-fourth of all bananas sold by Chiquita were sourced from Costa Rica. Bananas are also sourced from numerous other countries. Colombia, Ecuador, Guatemala, Honduras, Panama and the Philippines produced between 5% and 18% (depending on the country) of the bananas sold by Chiquita during 1998.

   In 1998, approximately half the bananas sourced by Chiquita were produced by subsidiaries and the remainder were purchased under fruit supply arrangements from other growers. Generally, these arrangements require less initial capital investment by the Company than owned production facilities. Under some of these fruit supply arrangements, Chiquita furnishes financial and technical assistance to its suppliers to support the production and preparation of bananas for shipment. Approximately 15% of the bananas sold by Chiquita in 1998 were purchased from one supplier in Ecuador. No other single supplier provided more than 5% of Chiquita's bananas.

   The most significant cost in the production of bananas is labor, which varies depending on the country of origin. Since bananas are packed in cardboard boxes for shipment, paper cost is also significant.

   In addition to its extensive production of bananas, Chiquita produces mushrooms and berries in Australia, grapefruit in Florida and apples and grapes in Chile. However, the majority of other fresh produce marketed by Chiquita is purchased from numerous geographically diverse producers and importers. Some of these production operations and purchase arrangements involve joint ventures.
Other arrangements involve formal long-term purchase contracts or informal market trading with unrelated suppliers. Under these arrangements, Chiquita may provide financial assistance. None of these arrangements accounts for more than 5% of the Company's consolidated net sales.

   Fresh produce is vulnerable to adverse weather conditions including windstorms, floods, drought and temperature extremes, which are quite common but difficult to predict. Fresh produce is also vulnerable to crop disease and pests. These factors may result in lower sales volume and increased costs, but may also restrict supplies and lead to an increase in prices for fresh produce.
In addition, production may be affected by political changes in countries where fruits and vegetables are grown. However, competitors may be affected differently, depending upon their ability and the cost to obtain adequate supplies from sources in other geographic areas. Chiquita's overall risk from these factors is reduced by the low concentration of its fresh produce production in individual producing locations.

   In late October and early November of 1998, Chiquita sustained significant damage to its operations in Honduras and Guatemala as a result of widespread flooding caused by Hurricane Mitch. Nearly all of the banana plantings on the Company's 17,000 acres of cultivations in Honduras were destroyed; approximately two-thirds of the plantings on the Company's 8,000 acres of cultivations in Guatemala were destroyed or severely damaged. Nevertheless, the Company expects it will be able to meet its banana volume requirements through improved productivity in its other farm divisions, including the western Panama division which returned to full production in December 1998 after a strike earlier in the year, and through purchases of fruit from associate producers.

   Industry-wide, the damage caused by Hurricane Mitch will significantly reduce 1999 banana volume from Honduras and Guatemala. This lost banana production may be offset by increased industry exports from Ecuador, whose 1998 banana exports were negatively affected by El Nino.

Processed Foods
----------------
   Chiquita's Processed Foods include:

   * private-label and branded canned vegetables sold in North America and abroad;

   *  fruit and vegetable juices and beverages sold in North America and Europe;

   *  processed bananas sold primarily in North America, Europe and the Far
      East under the "Chiquita" brand; and

   * other consumer products (primarily edible oils) sold in Honduras under the "Numar" and other brand names.

   Sales of canned vegetables accounted for 81% of Processed Foods net sales in 1998 and 63% in each of 1997 and 1996.

   Acquisitions of the Owatonna Canning group of companies and American Fine
Foods, Inc. in 1997 and Stokely USA, Inc. in early 1998 expanded the capacity, product lines and geographic coverage of Chiquita's existing vegetable canning operations.  At the end of 1998, Chiquita merged these companies with its existing Friday Canning Corporation subsidiary to form Chiquita Processed Foods,
L.L.C.  The integration of these operations is expected to improve operating efficiency and realize cost savings.  This vegetable canning subsidiary operates
19 processing facilities and markets a full line of over twenty-five types of processed vegetables, including corn, green beans, peas, pumpkin, root vegetables and other related products, to retail and food service customers throughout the U.S. and in over 40 other countries.  Corn is Chiquita's leading canned vegetable product, accounting for approximately 30% of Processed Foods net sales.  Chiquita's vegetable canning operations enjoy the largest share of
the U.S. private-label canned vegetable business.   Branded products are sold
under the "Stokely's," "Read" and other labels.  These operations compete directly with a few major producers of both branded and private-label canned vegetables, as well as indirectly with numerous marketers of frozen and fresh vegetable products.

  Operating results for Chiquita's vegetable canning operations are dependent on product availability and market prices. Market prices tend to decrease as more product is available and increase when product is scarce. The availability of vegetables for canning is a direct result of planting acreage, weather and growing conditions and crop yields. Favorable growing conditions increase both crop size and crop quality.

   Prior to each growing season, the Company enters into fixed-price supply agreements with growers to purchase the vegetables to be processed in its canning facilities. These supply agreements are typically for one year. To ensure the quality and freshness of the vegetables used in its products, the
Company:

   *  selects growers located near its canning facilities;

   *  requires growers to use seed furnished by the Company; and

   *  controls the harvest process and its timing.

   Chiquita's canned vegetable products are shipped to customers via truck or rail. The Company ships to its customers both directly from its plants and from regional storage and distribution centers. This maximizes customer service and efficiency.

   Sales of canned vegetables are not highly seasonal, although some products, such as canned pumpkin, have higher sales volume in certain months. Since the availability of vegetables for canning is predominantly seasonal, the production of canned vegetables is also seasonal. As a result, Chiquita's canned vegetable operations require a higher level of working capital to meet production requirements during these periods.

   The Company sells "Chiquita" branded fruit juices and beverages primarily in North America. These include a full line of tropical blends which are manufactured by others to Chiquita's specifications and sold in shelf-stable, refrigerated and frozen varieties. Shelf-stable servings are sold through club stores and mass merchandisers throughout most of the United States. In addition, a national fruit juice producer produces and sells refrigerated and frozen juice products in the United States using the "Chiquita" brand name and pays Chiquita a license fee. "Chiquita" branded fruit juices are also sold in Europe in shelf-stable and refrigerated varieties through a joint venture. In the western United States, the Company also produces and markets natural fresh fruit and vegetable juices sold under the "Ferraro's Earth Juice" and "Naked
Juice" brand names. The Company's juice products compete with a wide variety of beverages in the highly competitive commercial beverages industry, which includes other regional and national producers of juice and juice drink products.

   Chiquita's processed banana products include banana puree, frozen banana pieces, sliced bananas and other specialty products. These products are sold to producers of baby food, fruit beverages, baked goods and fruit-based products, to wholesalers of bakery and dairy food products, and to selected licensees including Beech-Nut and General Mills. Chiquita produces these products in processing facilities in Costa Rica and Honduras. Although Chiquita enjoys the largest share of the worldwide processed banana market, this industry remains highly competitive due to the existence of numerous other producers with available processing capacity, including other banana growers, fruit ingredients companies and large, international food companies.

   The Company's processed banana facility in Honduras has significantly reduced its production as a result of the local shortage of bananas caused by Hurricane Mitch. The Company has replaced this lost production by increasing production at its facility in Costa Rica and by purchasing product from co-packers.

   The Company's consumer products operations in Honduras are conducted through a 50%-owned joint venture. The joint venture produces and sells its edible oil and other products under the "Numar," "Clover" and other brand names. It competes principally with a number of small local firms and subsidiaries of multinational corporations.


                        RISKS OF INTERNATIONAL OPERATIONS

   The Company conducts operations in many foreign countries. Information about the Company's operations by geographic area is in Note 13 to the Consolidated Financial Statements included in the Company's 1998 Annual Report to Shareholders and is incorporated herein by reference. These operations are subject to a variety of risks inherent in doing business in those countries.

   On July 1, 1993, the European Union implemented a quota system effectively restricting the volume of Latin American bananas imported into the EU, which had the effect of decreasing the Company's overall volume and market share in Europe. The quota regime is administered through a licensing system and grants preferred status to producers and importers within the EU and its former colonies, while imposing restrictive quotas and tariffs on bananas imported from other sources, including Latin America, Chiquita's primary source of fruit.
Since imposition of the EU quota regime, prices within the EU increased and have remained at a higher level than the levels prevailing prior to the quota.
Banana prices in other worldwide markets, however, declined as the displaced EU volume entered those markets and have remained lower than in years prior to the EU quota.

   In two separate rulings, General Agreement on Tariffs and Trade ("GATT") panels found the EU banana policies to be illegal. In March 1994, four of the five countries which had initiated GATT complaints, Costa Rica, Colombia, Nicaragua and Venezuela, settled their GATT actions against the EU by entering into a "Framework Agreement" which guaranteed them preferential EU market access for bananas. The Framework Agreement was implemented in 1995 and imposed additional restrictive and discriminatory quotas and export licenses on U.S.
banana marketing firms, while leaving EU firms exempt. This significantly increased the Company's cost to export bananas.

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

   * In September 1995, the United States, Guatemala, Honduras and Mexico commenced a challenge against the EU quota regime using the procedures of the World Trade Organization ("WTO"). Ecuador, the world's largest exporter of bananas, joined these countries in filing a new WTO action in February 1996.

   * In May 1997, a WTO arbitration panel issued a report ruling that the licensing and quota systems under the EU quota regime and the Framework
     Agreement violate numerous international trade obligations to the detriment of Latin American supplying countries and U.S. marketing firms such as Chiquita.

   * In September 1997, the WTO Appellate Body upheld the panel's report and the full WTO body later adopted both the panel and Appellate Body reports.

   * In January 1998, a WTO arbitrator ruled that the EU must fully implement banana policies consistent with the WTO report findings not later than December 31, 1998.

   * In July 1998, the EU adopted a revised quota and license regime which was implemented in January 1999. The five governments which filed the WTO complaint, joined by Panama which became a WTO member after the initial complaint was filed, have all indicated that they do not believe the revised EU regime complies with the WTO rulings.

   * In January 1999, the United States requested WTO authorization to impose prohibitive (100% of value) duties on selected EU products accounting for annual exports to the United States of $520 million, which the United
     States calculates as the amount of harm to the United States caused by the continuing failure of the revised EU banana regime to be WTO consistent.

   * On March 2, 1999, a WTO arbitration panel hearing the EU's objections to the proposed sanctions announced that it would rule on whether the revised
     EU banana regime is WTO consistent as well as the level of permissible sanctions if it finds the revised regime to be WTO inconsistent. The panel indicated that its ruling will be issued soon after March 15, 1999 and will not be subject to appeal.

   * Effective March 3, 1999, the United States conditionally imposed the prohibitive duties for which it is seeking WTO authorization, but announced that it would refrain from collecting the higher duties until the WTO panel has ruled in the pending arbitration.

There can be no assurance as to the results of the WTO proceedings, including the pending arbitration, the nature and extent of actions that may be taken by the affected countries, the impact on the EU quota regime or the Framework
Agreement or the impact on the Company's business.

   The Company's operations are heavily dependent upon products grown and purchased in Central and South American countries; at the same time, Chiquita's operations are a significant factor in the economies of many of these countries.
These activities are subject to risks that are inherent in operating in these countries, including government regulation, currency restrictions and other restraints, risks of expropriation and burdensome taxes. There is also a risk that legal or regulatory requirements will be changed or that administrative policies will change.

   The Company's operations in some Central and South American countries are dependent upon leases and other agreements with the governments of these countries. Chiquita leases all the land it uses in Panama from the Republic of Panama. There are two leases, one for land on the Caribbean coast and the other for land on the Pacific coast. The leases each have an initial term of 20 years expiring at the end of 2017, with consecutive 12-year extension periods. Either lease can be canceled by Chiquita at any time on three years' prior notice; the Republic of Panama has the right not to renew either lease at the end of the initial term or any extension period, provided that it gives four years' prior notice. In Honduras, the Company terminated its lease with the government for a railroad and other facilities in that country primarily as a result of the severe damage caused by Hurricane Mitch.

   The Company's worldwide operations and products are subject to numerous governmental regulations and inspections by environmental, food safety and health authorities. These regulations directly affect day-to-day operations.
The Company believes it is substantially in compliance with applicable regulations. However, actions by regulators in the past have required, and in the future may require, operational modifications or capital improvements at various locations. In addition, if violations occur, regulators can impose fines, penalties and other sanctions.

   The Company's operations involve transactions in a variety of currencies.
Accordingly, its operating results may be significantly affected by fluctuations in currency exchange rates. These fluctuations affect Chiquita's operations because many of its costs are incurred in currencies different from those received from the sale of its products. In addition, there is normally a time lag between the incurrence of production costs and collection of the related sales proceeds. The Company's policy is to exchange local currencies for dollars immediately upon receipt, thus reducing exchange risk. The Company also engages in various hedging activities to further reduce potential losses on cash flows originating in currencies other than the U.S. dollar. For information with respect to currency exchange, see Notes 1 and 7 to the Consolidated
Financial Statements and "Management's Analysis of Operations and Financial
Condition" included in the Company's 1998 Annual Report to Shareholders.

                                 LABOR RELATIONS

   The Company employs approximately 37,000 associates.  Approximately 27,000 of these associates are employed in Central and South America, including 23,000 workers covered by 56 labor contracts. Contracts covering fewer than 1,000 employees are currently being renegotiated or expire in 1999. The Company employs approximately 1,600 full-time employees in its vegetable canning operations, of which less than 500 are covered by labor contracts. The number of employees at the vegetable canning operations increases to approximately
4,200 during peak production times. Strikes or other labor-related actions are sometimes encountered upon expiration of labor contracts or during the term of the contracts.

   In early 1998, approximately 5,000 workers in the Company's Armuelles division in western Panama went on a two-month strike. The strike occurred even though these workers had recently entered into a new collective bargaining agreement with the Company. Because the Company was unable to properly maintain banana plants during the strike, plants at the affected farms had to be rehabilitated. This interrupted banana production until December 1998, when the division returned to full production.


ITEM 2 - PROPERTIES
-------------------
   The Company owns approximately 90,000 acres and leases approximately 50,000 acres of improved land, principally in Colombia, Costa Rica, Honduras and
Panama.  This land is primarily used for the cultivation of bananas and support activities, including the maintenance of floodways.  The Company also owns warehouses, power plants, packing stations, irrigation systems and loading and unloading facilities used in connection with its Fresh Produce operations.

   The Company owns or controls under long-term bareboat charters 16 refrigerated vessels and has 8 additional vessels under time charters, primarily for transporting tropical fruit sold by Chiquita. From time to time, excess capacity may be utilized by transporting cargo for third parties or by chartering or subchartering vessels to other shippers. In addition, the Company enters into spot charters and contracts of affreightment as necessary to supplement its transportation resources. Chiquita also owns or leases other related equipment, including refrigerated container units, used to transport fresh produce. The owned ships are pledged as collateral for related financings.

   Properties used by the Company's Processed Foods operations include a total of 19 vegetable canning facilities in Idaho, Illinois, Iowa, Michigan, Minnesota, Oregon, Washington and Wisconsin and fruit processing facilities in Costa Rica and Honduras. Other operating units of the Company own, lease and operate properties, principally in the United States, Europe, and Central and South America. The Company leases the space for its headquarters in Cincinnati, Ohio.

   The Company believes its property and equipment are generally well maintained, in good operating condition and adequate for its present needs. The
Company typically insures its assets against standard risks with third party insurers, with the exception of banana cultivations in Central and South
America. The Company self-insures its banana cultivations because of the high total cost of insurance from third parties and the geographic diversity of its banana sources.

   For further information with respect to the Company's physical properties, see the descriptions under ITEM 1 - BUSINESS - GENERAL above, and Notes 4 and 5 to the Consolidated Financial Statements included in the Company's 1998 Annual
Report to Shareholders.


ITEM 3 - LEGAL PROCEEDINGS
--------------------------
   A number of legal actions are pending against the Company.  Based on information currently available to the Company and on advice of counsel, management does not believe this litigation will, individually or in the aggregate, have a material adverse effect on the financial statements of the
Company.

   On May 3, 1998, a Cincinnati, Ohio newspaper published accounts describing alleged improper environmental and business practices by the Company in certain of its operations in Central and South America. The newspaper reported that one of its sources had previously provided to the SEC information furnished to the newspaper. In late June 1998, the newspaper renounced the series of articles as containing untrue accusations and conclusions and creating a false and misleading impression of Chiquita's business practices.

   In April 1998, the Company was notified that it is the subject of a confidential investigation by the SEC seeking to determine whether the Company has complied with certain provisions of the Securities Exchange Act of 1934 (the
"Exchange Act"), including provisions of the Foreign Corrupt Practices Act (the
"FCPA"). The investigation seeks to determine whether the Company, with respect to certain operations in Central and South America, has complied with FCPA provisions relating to the making or offering of illegal payments to foreign officials and the maintenance of fair and accurate books, records and accounts and an appropriate system of internal accounting controls or has complied with Exchange Act provisions relating to the making, or filing with the SEC of reports containing, untrue statements of material fact or omissions of material fact. The Company believes that it has not violated the Exchange Act or the FCPA and is cooperating with the investigation.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
   Not applicable.


EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------
   Carl H. Lindner (age 79) - Mr. Lindner has been Chairman of the Board and
Chief Executive Officer of the Company since 1984.  He is also Chairman of the
Board and Chief Executive Officer of American Financial Group, Inc. ("AFG")
which, through its subsidiaries, is engaged primarily in property and casualty insurance businesses and in the sale of annuities and life insurance.  For 40 years, Mr. Lindner has been Chairman of the Board and Chief Executive Officer of
American Financial Corporation ("AFC"), which became an AFG subsidiary in 1995.

   Keith E. Lindner (age 39) - Mr. Lindner has been Vice Chairman of the Board since 1997 and was President and Chief Operating Officer of the Company from 1989 to 1997. He has served the Company in various executive capacities since
1984.  Mr. Lindner is also Co-President and a Director of AFG and AFC.

   Steven G. Warshaw (age 45) - Mr. Warshaw has been President and Chief
Operating Officer and a Director of the Company since 1997.  He served as Chief
Financial Officer from 1994 to March 1998, and as Executive Vice President and
Chief Administrative Officer of the Company from 1990 to 1997. Mr. Warshaw has served the Company in various capacities since 1986.

   Anthony D. Battaglia (age 54) - Mr. Battaglia has been President of the
Company's Diversified Foods Group since 1997.  From 1994 to 1997 he served as
President of the Company's Processed Foods Group and from 1991 to 1994 as its Chief Operating Officer. Mr. Battaglia has served the Company in various capacities since 1985.

   Peter A. Horekens (age 50) - Mr. Horekens has been President and Chief
Operating Officer of the Company's Chiquita Banana Group - Europe since 1997.
Mr. Horekens had previously been employed by Kellogg Company, a multi-national food company, for over five years, most recently as Vice President and Director of Asian Operations.

   Robert F. Kistinger (age 46) - Mr. Kistinger has been President and Chief
Operating Officer of the Company's Chiquita Banana Group since 1997.  He was
Senior Executive Vice President of the Chiquita Banana Group from 1994 to 1997 and President of Chiquita Banana Group - North America from 1996 to 1997. He has served the Company in various capacities since 1980.

   Warren J. Ligan (age 45) - Mr. Ligan has been Senior Vice President and
Chief Financial Officer since March 1998. Mr. Ligan has served the Company in various capacities since 1993, most recently as Vice President, Taxation.

   Robert W. Olson (age 53) - Mr. Olson has been Senior Vice President, General
Counsel and Secretary of the Company since 1996. From 1995 to 1996, he was the Company's Vice President, General Counsel and Secretary. From 1987 to 1995, he served as Senior Vice President, General Counsel and Secretary of American
Premier Underwriters, Inc. (formerly named The Penn Central Corporation), an affiliate of AFG. He was Senior Vice President and Secretary of AFG from April
1995 until he joined the Company.

   Benjamin Paz (age 49) - Mr. Paz has been President and Chief Operating
Officer of the Company's Chiquita Banana Group - North America since 1997.  Mr.
Paz had previously been employed by Dole Food Company, Inc., a multi-national food company, for over five years, most recently as President of its Latin
American division.

   William A. Tsacalis (age 55) - Mr. Tsacalis has been Vice President and
Controller of the Company since 1987. He was Controller from 1984 to 1987 and has served the Company in various capacities since 1980.


                                     PART II

ITEM 5 -  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS
------------------------------------------------------------
   The Company's common stock is listed for trading on the New York, Boston and
Pacific Stock Exchanges under the symbol "CQB."  At March 16, 1999, there were
5,583 common shareholders of record.  Price and dividend information for the
Company's common stock is in Note 16 to the Consolidated Financial Statements included in the Company's 1998 Annual Report to Shareholders.  Restrictions on
the Company's ability to declare and pay dividends are described in Note 8 to the Consolidated Financial Statements included in the Company's 1998 Annual
Report to Shareholders.  The information in Notes 8 and 16 described above is incorporated herein by reference.


ITEM 6 -  SELECTED FINANCIAL DATA
----------------------------------
   This information is included in the table entitled "Selected Financial Data"
on page 58 of the Company's 1998 Annual Report to Shareholders and is
incorporated herein by reference.


ITEM 7 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------------------
   This information is included under the caption "Management's Analysis of
Operations and Financial Condition" included on pages 31 through 36 of the
Company's 1998 Annual Report to Shareholders and is incorporated herein by reference.



ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK
--------------------------------------------------------
   This information is included under the caption "Management's Analysis of
Operations and Financial Condition - Management of Market Risk" included on page
36 of the Company's 1998 Annual Report to Shareholders and is incorporated herein by reference.


ITEM 8 -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------------------------------------------------------
   The Consolidated Financial Statements of Chiquita Brands International, Inc.
on pages 37 through 57 of the Company's 1998 Annual Report to Shareholders,
including "Quarterly Financial Data" in Note 16 to the Consolidated Financial
Statements, are incorporated herein by reference.



ITEM 9 -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE
----------------------------------------------------------
   None.


                                    PART III

   Except for information relating to the Company's executive officers included in Part I of this report, the information required by the following Items will be included in Chiquita's definitive Proxy Statement which will be filed with the Securities and Exchange Commission in connection with the 1999 Annual
Meeting of Shareholders and is incorporated herein by reference.


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------------------------------------------------------------

ITEM 11 - EXECUTIVE COMPENSATION
---------------------------------

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT
----------------------------------------------------------


ITEM 13 -      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------


                                     PART IV

ITEM  14 -   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
             REPORTS ON FORM 8-K
----------------------------------------------------------
      (a)  1.  FINANCIAL STATEMENTS.  The following consolidated financial statements of the Company and the Report of Independent Auditors are
      included in the Company's 1998 Annual Report to Shareholders and are
      incorporated by reference in Part II, Item 8:

                                                    Page of
                                              Annual Report
                                              -------------
      Report of Independent Auditors                 30
      Consolidated Statement of Income for
         1998, 1997 and 1996                         37
      Consolidated Balance Sheet at December 31,
         1998 and 1997                               38
      Consolidated Statement of Shareholders'
         Equity for 1998, 1997 and 1996              39
      Consolidated Statement of Cash Flow for
         1998, 1997 and 1996                         40
      Notes to Consolidated Financial Statements     41

      2.  FINANCIAL STATEMENT SCHEDULE.  Financial Statement
      Schedule II - Allowance for Doubtful Accounts Receivable is included on page 16 of this Annual Report on Form 10-K. All other schedules are not required under the related instructions or are not applicable.

      3. EXHIBITS. See Index of Exhibits (pages 17 and 18) for a listing of all exhibits to this Annual Report on Form 10-K.

  (b) There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 1998.


                             SIGNATURES
                            ----------
   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 1999.

                              CHIQUITA BRANDS INTERNATIONAL, INC.

                              By /s/ Carl H. Lindner
                              ---------------------
                              Carl H. Lindner
                              Chairman of the Board and Chief
                              Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on March 29, 1999:


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



/s/ Fred J. Runk                     Director
Fred J. Runk


Jean Head Sisco*                     Director
Jean Head Sisco


William W. Verity*                   Director
William W. Verity


Oliver W. Waddell*                   Director
Oliver W. Waddell


/s/ Warren J. Ligan                  Senior Vice President and
Warren J. Ligan                      Chief Financial Officer


/s/ William A. Tsacalis              Vice President and Controller
William A. Tsacalis                  (Chief Accounting Officer)



* By /s/ William A. Tsacalis
Attorney-in-Fact**

** By authority of powers of attorney filed with this Annual Report on Form 10-K.




                       CHIQUITA BRANDS INTERNATIONAL, INC.

            SCHEDULE II - ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

                                 (In thousands)

                              Year Ended December 31,
                            1998      1997      1996
                            -------   -------   -------
Balance at beginning
of period                   $10,683   $9,832    $11,310
                            -------   -------   -------
 Additions:
   Charged to costs
    and expenses              2,401     3,049     3,685
                            -------   -------   -------

 Deductions:
   Write-offs                 3,011     1,441     4,268
   Other, net                  (530)      757       895
                            -------   -------   -------
                              2,481     2,198     5,163
                            -------   -------   -------
Balance at end of period    $10,603   $10,683    $9,832
                            =======   =======   =======




                       CHIQUITA BRANDS INTERNATIONAL, INC.
                                Index of Exhibits

Exhibit
Number                        Description
-------                       -----------
*3(i)     Second Restated Certificate of Incorporation, filed as Exhibit
      3(a) to Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, as amended by (1) the Certificate of Amendment establishing the terms of the Series B Preferred Stock, filed as Exhibit 3(a) to Quarterly Report on Form 10-Q for the quarter ended June 30, 1996; (2) the Second Certificate of Amendment establishing the terms of the Series C Preference Stock, filed as Exhibit 3.1 to Current Report on Form 8-K dated September 15, 1997; (3) the Third Certificate of Amendment increasing the number of authorized shares and changing the title and par value of the common stock, filed as Exhibit 4 to Amendment No. 1 to Form 8-A dated June 18, 1998; and (4) the Fourth Certificate of Amendment reducing the number of shares designated as Series C Preference Stock, filed as Exhibit 5 to Amendment No. 1 to Form 8-A dated June 18, 1998

*3(ii) By-Laws, filed as Exhibit 3-b to Annual Report on Form 10-K for the year ended December 31, 1992

*4    Indenture dated as of February 15, 1994 between the Company and The
      Fifth Third Bank, Trustee, with respect to Senior Debt Securities, under which the Company's 9 1/8% Senior Notes due 2004 and the Company's 10 1/4% Senior Notes due 2006 have been issued, filed as Exhibit 4(c) of Registration Statement 333-00789, as supplemented by (1) the First Supplemental Indenture dated as of June 15, 1994, filed as Exhibit 6(a)99(c) to Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and by (2) the Second Supplemental Indenture dated as of July 15, 1996, filed as Exhibit 4 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1996; and as further supplemented by (3) the Certificate of the Vice President and Controller of the Company establishing the terms of the 9 1/8% Senior Notes, filed as Exhibit 7(c)(3) to Current Report on Form 8-K dated February 8, 1994 and by (4) the Terms of the
      10 1/4% Senior Notes approved by the Executive Committee of the Board of Directors of the Company, filed as Exhibit 7(c)99.6 to Current Report on Form 8-K dated July 22, 1996

      The Company has no other outstanding debt issues exceeding 10% of its consolidated total assets. The Company will furnish to the Securities and Exchange Commission, upon request, copies of all agreements and instruments defining the rights of security holders for debt issues not exceeding 10% of consolidated total assets.

*10-a     Operating contracts dated February 18, 1998 between the
          Republic of Panama and Chiriqui Land Company consisting of Contract of Operations (Bocas del Toro), Contract of Operations (Armuelles), Amendment and Extension of the Lease Land Contract, and related documents as published in the Republic of Panama Official Gazette
          No. 23,485, filed as Exhibit 10-b to Annual Report on Form 10-K for the year ended December 31, 1997

*10-b Credit Agreement dated December 31, 1996 among Chiquita Brands International, Inc., The First National Bank of Boston, as administrative agent, and the financial institutions which are lenders relating to the Company's $125 million revolving credit facility, filed as Exhibit 10-d to Annual Report on Form 10-K for the year ended December 31, 1996, as amended by Amendment No. 1 dated as of December 8, 1997, filed as Exhibit 10-c to Annual Report on
          Form 10-K for the year ended December 31, 1997

10-c  Second Amended and Restated Loan and Security Agreement dated
      February 26, 1999 between Congress Financial Corporation (Central) and Chiquita Processed Foods, L.L.C. relating to an $85 million revolving credit facility for Chiquita's vegetable canning subsidiary



      Executive Compensation Plans
      ----------------------------
10-d 1986 Stock Option and Incentive Plan, as Amended and Restated effective May 13, 1998

*10-e 1998 Stock Option and Incentive Plan, included as Appendix A to the Company's definitive Proxy Statement filed on Schedule 14A dated April 8, 1998

10-f 1997 Amended and Restated Deferred Compensation Plan (conformed to include amendments effective January 1, 1998)

10-g  1997 Deferred Compensation Plan for the Board of Directors
      (conformed to include amendments effective January 1, 1998)



13    Chiquita Brands International, Inc. 1998 Annual Report to
      Shareholders (pages 30 through 58)

21 Subsidiaries of Registrant

23 Consent of Independent Auditors

24 Powers of Attorney

27 Financial Data Schedule

----------------------
* Incorporated by reference.