Form 10-Q
period 1999-03-31
CHIQUITA BRANDS INTERNATIONAL INC
filed 1999-05-14
CIK 101063

--------------------------------------------------------------


                           FORM 10-Q



               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


    Quarterly Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934


For the Quarterly Period Ended                         Commission File
March 31, 1999                                         Number 1-1550



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

      As of April 30, 1999, there were 65,746,923 shares of Common Stock outstanding.


                       Page 1 of 12 Pages

--------------------------------------------------------------

              CHIQUITA BRANDS INTERNATIONAL, INC.
              -----------------------------------

                       TABLE OF CONTENTS
                       -----------------

                                                      Page
                                                      ----

PART I - Financial Information
------

   Item 1 - Financial Statements

     Consolidated Statement of Income for the
       quarters ended March 31, 1999 and 1998. . . .     3

     Consolidated Balance Sheet as of March 31, 1999,
       December 31, 1998 and March 31, 1998. . . . .     4

     Consolidated Statement of Cash Flow for the
       quarters ended March 31, 1999 and 1998. . . .     5

     Notes to Consolidated Financial Statements. . .     6

   Item 2 - Management's Analysis of Operations
     and Financial Condition . . . . . . . . . . . .     9

   Item 3 - Quantitative and Qualitative Disclosures
     About Market Risk . . . . . . . . . . . . . . .    11



PART II - Other Information
-------

   Item 6 - Exhibits and Reports on Form 8-K . . . .    11

Signature. . . . . . . . . . . . . . . . . . . . . .    12

Part I - Financial Information
------------------------------

Item 1 - Financial Statements
-----------------------------

              CHIQUITA BRANDS INTERNATIONAL, INC.
              -----------------------------------

          CONSOLIDATED STATEMENT OF INCOME (Unaudited)
         --------------------------------------------
            (In thousands, except per share amounts)


                                           Quarter Ended
                                             March 31,
                                      ----------------------
                                         1999        1998
                                      ---------    ---------
Net sales                             $ 693,002    $ 717,217
                                      ---------    ---------
Operating expenses
  Cost of sales                         514,775      540,587
  Selling, general and
    administrative                       78,738       83,607
  Depreciation                           22,265       23,253
                                       --------     --------
                                        615,778      647,447
                                       --------     --------

  Operating income                       77,224       69,770

Interest income                           2,289        3,062
Interest expense                        (26,693)     (27,999)
Other income, net                            88          245
                                       --------    ---------
  Income before income taxes             52,908       45,078
Income taxes                             (4,200)      (4,000)
                                      ---------    ---------

Net income                            $  48,708    $  41,078
                                       ========     ========

Earnings per common share:
  Basic                               $     .68    $     .58
  Diluted                                   .60          .52

Dividends per common share            $     .05    $     .05

        See Notes to Consolidated Financial Statements

              CHIQUITA BRANDS INTERNATIONAL, INC.
              -----------------------------------

             CONSOLIDATED BALANCE SHEET (Unaudited)
            -------------------------------------
              (In thousands, except share amounts)

                          March 31, December 31,   March 31,
                            1999        1998         1998
                         ---------  ------------  ---------
ASSETS
------
Current assets
  Cash and equivalents  $   97,902  $   88,906   $   91,309
  Trade receivables
   (less allowances of
   $10,316, $10,603 and
   $10,148)                239,884     201,574      233,002
  Other receivables, net   117,217     128,293       90,881
  Inventories              353,272     387,293      379,136
  Other current assets      32,550      34,168       41,884
                        ----------  ----------   ----------
     Total current
       assets              840,825     840,234      836,212
Property, plant and
  equipment, net         1,121,376   1,122,847    1,172,750
Investments and other
  assets                   367,192     356,228      306,872
Intangibles, net           189,101     189,824      201,963
                        ----------  ----------   ----------

     Total assets       $2,518,494  $2,509,133   $2,517,797
                        ==========  ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities
  Notes and loans
   payable              $  137,040  $  131,768   $   86,545
  Long-term debt due
   within one year         101,335      37,511       45,493
  Accounts payable         240,363     217,266      222,759
  Accrued liabilities       99,638     144,884       91,940
                        ----------  ----------   ----------

     Total current
       liabilities         578,376     531,429      446,737
Long-term debt of
  parent company           683,420     683,294      689,162
Long-term debt of
  subsidiaries             245,037     319,312      342,289
Accrued pension and other
  employee benefits         86,375      90,382       87,305
Other liabilities           90,124      90,736       90,402
                        ----------  ----------   ----------

     Total liabilities   1,683,332   1,715,153    1,655,895
                        ----------  ----------   ----------
Shareholders' equity
  Preferred and
   preference stock        253,475     253,475      253,475
  Common stock -
   65,734,685 and
   65,447,875 shares,
   $.01 par value;
   64,368,998 shares,
   $.33 par value              657         654       21,456
  Capital surplus          758,935     755,660      725,107
  Accumulated deficit     (173,817)   (214,967)    (132,889)
  Accumulated other
   comprehensive loss       (4,088)       (842)      (5,247)
                        ----------  ----------   ----------
     Total shareholders'
       equity              835,162     793,980      861,902
                        ----------  ----------   ----------
     Total liabilities
       and shareholders'
       equity           $2,518,494  $2,509,133   $2,517,797
                        ==========  ==========   ==========

        See Notes to Consolidated Financial Statements

              CHIQUITA BRANDS INTERNATIONAL, INC.
              -----------------------------------

        CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)
        ----------------------------------------------
                         (In thousands)

                                            Quarter Ended
                                              March 31,
                                      ---------------------
                                          1999        1998
                                      ---------    ---------
Cash provided (used) by:
Operations
  Net income                          $   48,708   $  41,078
  Depreciation and amortization           23,869      24,925
  Changes in current assets and
    liabilities                          (43,729)    (57,363)
  Other                                  (10,442)     (4,134)
                                        --------    --------
    Cash flow from operations             18,406       4,506
                                        --------    --------

Investing
  Capital expenditures                   (23,744)    (13,573)
  Hurricane Mitch insurance
    proceeds                              25,000          --
  Refundable deposits for
    container equipment                    9,051      (8,268)
  Long-term investments                   (6,132)     (1,000)
  Acquisition of vegetable
    canning business                          --     (17,424)
  Other                                   (2,663)     (1,771)
                                         -------     -------
    Cash flow from investing               1,512     (42,036)
                                         -------     -------
Financing
  Debt transactions
    Issuances of long-term debt               --      54,397
    Repayments of long-term debt          (9,229)    (62,686)
    Increase in notes and loans
      payable                              5,816      18,637
  Stock transactions
    Issuances of common stock                 49         270
    Dividends                             (7,558)     (7,481)
                                         -------      ------
    Cash flow from financing             (10,922)      3,137
                                         -------      ------
Increase (decrease) in cash
  and equivalents                          8,996     (34,393)
Balance at beginning of period            88,906     125,702
                                       ---------   ---------
Balance at end of period              $   97,902   $  91,309
                                       =========   =========

        See Notes to Consolidated Financial Statements

              CHIQUITA BRANDS INTERNATIONAL, INC.
              -----------------------------------

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
    ------------------------------------------------------

     Interim results are subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full fiscal year. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the results of the interim periods shown have been made. See Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for additional information relating to the Company's financial statements.

Earnings Per Share
------------------

     Basic and diluted earnings per common share ("EPS") are calculated as follows (in thousands, except per share amounts):

                                           Quarter Ended
                                              March 31,
                                        --------------------
                                           1999       1998
                                        --------   ---------
Net income                              $ 48,708   $  41,078
Dividends on preferred and
  preference stock                        (4,276)     (4,276)
                                        --------    --------
   Net income attributed to
      common shares for basic EPS         44,432      36,802

Add back dividends on preferred
  and preference stock                     4,276       4,276
                                        --------    --------
   Net income attributed to common
      shares for diluted EPS            $ 48,708   $  41,078
                                        ========   =========
Weighted average common shares
  outstanding                             65,618      63,682
Nonvested restricted shares                   --         (72)
                                        --------    --------
   Shares used to calculate basic EPS     65,618      63,610
Assumed conversion of preferred and
  preference stock                        15,479      15,479
Assumed exercise of stock options            215         635

                                        --------    --------
   Shares used to calculate diluted
      EPS                                 81,312      79,724
                                        ========    ========

Basic EPS                               $    .68   $     .58
Diluted EPS                                  .60         .52

    The assumed conversion to common stock of the Company's 7% convertible subordinated debentures would have an anti-dilutive effect on diluted EPS and, therefore, has not been included in the computation.

Segment Information
-------------------

     Net sales for the Company's Fresh Produce and Processed Foods business segments totaled $573 million and $120 million for the first quarter of 1999, respectively, and $602 million and $115 million for the first quarter of 1998. Operating income for the Fresh Produce and Processed Foods segments was $71 million and $6 million for the first quarter of 1999, respectively, and $63 million and $7 million for the first quarter of 1998.

Inventories (in thousands)
--------------------------

                        March 31,   December 31,   March 31,
                          1999         1998          1998
                       ----------  ------------  -----------
Fresh produce          $   47,319  $   43,052    $    41,285
Processed food
  products                139,455     184,438        150,112
Growing crops             109,992     109,891        116,348
Materials, supplies
  and other                56,506      49,912         71,391
                       ----------  ----------    -----------
                       $  353,272  $  387,293    $   379,136
                       ==========  ==========    ===========


Hedging
-------

     Chiquita has a long-standing policy of periodically hedging transactions denominated in foreign currencies. At March 31, 1999, the Company had option contracts denominated in Deutsche marks and the European Union ("EU") common currency (the "Euro") which ensure conversion of approximately $260 million of foreign sales through the end of 1999 at equivalent rates not higher than 1.77 Deutsche marks (.90 Euros) per dollar or lower than 1.59 Deutsche marks (.82 Euros) per dollar and approximately $55 million of foreign sales in 2000 at equivalent rates not higher than 1.78 Deutsche marks (.91 Euros) per dollar or lower than 1.58 Deutsche marks (.81 Euros) per dollar. The carrying value of these option contracts at March 31, 1999 was approximately $5 million and their fair value based on quoted market prices was approximately $9 million.

Acquisitions
------------

     In January 1998, Chiquita acquired Stokely USA, Inc., previously a publicly-owned vegetable canning business. In connection with the acquisition, Chiquita issued $11 million of common stock (.8 million shares) in exchange for all outstanding Stokely shares and issued $33 million of common stock (2.2 million shares) and paid $18 million of cash to retire corresponding amounts of Stokely debt. The transaction was accounted for as a purchase.

Comprehensive Income
--------------------

     Comprehensive income for all periods presented consisted solely of net income and unrealized foreign currency translation losses, as follows (in thousands):


                                         Quarter Ended
                                            March 31,
                                      ---------------------
                                        1999         1998
                                      --------    ---------
Net income                            $ 48,708    $  41,078
Unrealized foreign currency
  translation losses                    (3,246)      (1,839)
                                      --------    ---------

Comprehensive income                  $ 45,462    $  39,239
                                      ========    =========

Item 2
------

              CHIQUITA BRANDS INTERNATIONAL, INC.
              ----------------------------------

                    MANAGEMENT'S ANALYSIS OF
                   ------------------------
               OPERATIONS AND FINANCIAL CONDITION
              -----------------------------------


Operations
----------

      Net sales for the quarter ended March 31, 1999 decreased by $24 million to $693 million primarily as a result of a merger of the Company's Chilean fresh produce operations into a joint venture in September 1998 and the sale of Chiquita's Central American plastic products operations in December 1998.
Operating expenses also decreased from prior year levels as a result of these transactions.

     Operating income for the 1999 first quarter was $77 million compared to 1998 first quarter operating income of $70 million. The improvement in first quarter operating results occurred in the Company's Fresh Produce business segment primarily as a result of higher banana pricing on comparable core market volume and lower volume in Eastern European trading markets. While the Company's Processed Foods segment continued to consolidate and reduce costs in its canning operations, it experienced lower cyclical pricing for canned vegetable products during the quarter.

     Throughout the first six weeks of the second quarter of 1999, the Company has been experiencing significantly lower banana pricing in all markets in comparison to the second quarter of 1998.

     The Company's effective tax rate is affected by the level and mix of income among various domestic and foreign jurisdictions in which the Company operates.

Financial Condition
-------------------

     Operating cash flow increased from $5 million in 1998 to $18 million in 1999 primarily as a result of improved earnings and lower working capital levels.

     For the 1999 first quarter, capital expenditures of $24 million included spending to rehabilitate farms in Honduras and Guatemala destroyed or damaged by Hurricane Mitch flooding in late 1998. The Company expects to finance the remaining flood rehabilitation and its other capital expenditures with cash flow from operations, insurance proceeds and long-term borrowings. During the quarter, the Company received an initial insurance payment of $25 million.

     In April 1999, Chiquita Processed Foods, L.L.C., the
Company's vegetable canning subsidiary, acquired certain canning assets in Oregon. The purchase price of approximately
$20 million was funded with borrowings under Chiquita
Processed Foods' revolving credit facility.

     At May 12, 1999, approximately $30 million of borrowings were available under Chiquita's $125 million revolving credit facility, and approximately $60 million of borrowings were available under committed lines of credit of subsidiaries.

World Trade Organization Proceeding
-----------------------------------

     Reference is made to the discussion of the European Union banana quota and licensing regime contained in Part I, Item 1
- "Business - Risks of International Operations" in the Company's 1998 Form 10-K and "Management's Analysis of Operations and Financial Condition" in the Company's 1998 Annual Report to Shareholders. On April 6, 1999, a World Trade Organization ("WTO") arbitration panel ruled that the revised banana import regime implemented by the EU in January 1999 continues the same discrimination against the United States and Latin America which previous WTO rulings found to be in violation of the EU's international trade obligations. The WTO arbitrators concluded that the United States is being harmed by the revised regime in the amount of $191.4 million annually and is entitled to suspend EU trade concessions in that amount. Accordingly, the United States has commenced the imposition of prohibitive (100% of value) duties on selected EU products accounting for annual exports to the United States in the amount authorized by the arbitrators' ruling.

     The arbitrators' ruling is not appealable and the EU has indicated that it will modify its banana import regime to be consistent with its international trade obligations. However, there can be no assurance as to the nature, extent or timing of any such modification or its impact on the Company.

Year 2000 Project
-----------------

     Reference is made to the discussion of Chiquita's company-wide
Year 2000 Project (the "Project") in "Management's Analysis of Operations and Financial Condition" in the Company's 1998 Annual Report to Shareholders. The Project has included the following phases:
(1) inventorying the Company's hardware, software and equipment;
(2) assessing which items have Year 2000 issues; (3) determining critical versus non-critical items; (4) replacing or repairing items that have Year 2000 issues; (5) testing material items; (6) assessing the Year 2000 readiness of the Company's material customers and suppliers; and
(7) developing contingency plans. As of March 31, 1999, the first five phases of the Project are substantially complete. The Company is assessing the Year 2000 readiness of material customers and suppliers, including financial institutions, telecommunications companies, public utility companies and commercial vendors. Assessment has included obtaining written certifications of Year 2000 readiness from third parties, review of their Year 2000 readiness plans and site visits.
This assessment is substantially complete for those third parties whose functions are most critical to the operations of the Company, such as financial institutions. Assessment of risk associated with remaining material customers and suppliers and development of necessary contingency plans for third parties and critical internal systems are expected to be completed before the end of 1999. Chiquita's contingency planning is focusing on minimizing Year 2000 disruptions, should they occur, by having sufficient personnel and other resources in place to permit an appropriate response to specific problems.

     The estimated total cost of the Project for systems that have not been replaced or upgraded in the normal course is less than $10 million. Most of the cost has already been incurred by the Company.

     Due to the widespread uncertainties inherent in the Year 2000 problem, resulting primarily from the widely reported uncertainty of the Year 2000 readiness of suppliers, customers and other third parties, including U.S. and foreign governmental entities, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's financial statements. However, the Company believes the most reasonably likely worst case scenario is that there could be some localized, temporary disruptions to portions of business activities, such as shipping, ripening and data processing, rather than systemic or long-term problems affecting its business operations as a whole.

Item 3 - Quantitative and Qualitative Disclosures About Market
--------------------------------------------------------------
         Risk
         ----

     Reference is made to the discussion of Chiquita's Management of Market Risk in "Management's Analysis of Operations and
Financial Condition" in the Company's 1998 Annual Report to
Shareholders. As of March 31, 1999, there were no material changes to the information presented.

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

  (b)  There were no reports on Form 8-K filed
       by the Company during the quarter ended
       March 31, 1999.

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




May 14, 1999