Form 10-Q
period 1999-06-30
CHIQUITA BRANDS INTERNATIONAL INC
filed 1999-08-09
CIK 101063

------------------------------------------------------------------------

                                FORM 10-Q




                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549



         Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934



For the Quarterly Period Ended                      Commission File
June 30, 1999                                       Number 1-1550



                   CHIQUITA BRANDS INTERNATIONAL,INC.




Incorporated under the                              IRS Employer I.D.
Laws of New Jersey                                  No. 04-1923360



              250 East Fifth Street, Cincinnati, Ohio 45202
                             (513) 784-8000



   Indicate  by  check mark whether the registrant  (1)  has  filed  all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   As of July 30, 1999, there were 65,800,479 shares of Common Stock outstanding.


                           Page 1 of 13 Pages

------------------------------------------------------------------------

                   CHIQUITA BRANDS INTERNATIONAL,INC.
                   ----------------------------------

                            TABLE OF CONTENTS
                            -----------------



                                                        Page
                                                        ----

PART I - Financial Information
------

  Item 1 - Financial Statements

     Consolidated Statement of Income for the quarters
       and six months ended June 30, 1999 and 1998       3

     Consolidated Balance Sheet as of June 30, 1999,
       December 31, 1998 and June 30, 1998               4

     Consolidated Statement of Cash Flow for the
       six months ended June 30, 1999 and 1998           5

     Notes to Consolidated Financial Statements          6

  Item 2 - Management's Analysis of Operations and
             Financial Condition                         9

  Item 3 - Quantitative and Qualitative Disclosures
             About Market Risk                          10


PART II - Other Information
-------

  Item 1 - Legal Proceedings                            11

  Item 2 - Changes in Securities and Use of Proceeds    11

  Item 4 - Submission of Matters to a Vote of Security
             Holders                                    11

  Item 6 - Exhibits and Reports on Form 8-K             12

Signature                                               13

Part I - Financial Information
------------------------------

Item 1 - Financial Statements
-----------------------------

                   CHIQUITA BRANDS INTERNATIONAL,INC.
                   ----------------------------------

              CONSOLIDATED STATEMENT OF INCOME (Unaudited)
              --------------------------------------------
                (In thousands, except per share amounts)

                          Quarter Ended June 30,   Six Months Ended June 30,
                          ----------------------   -------------------------
                             1999         1998       1999             1998
                          ----------   ---------   ----------     ----------

Net sales                 $ 676,857    $ 744,191   $1,369,859     $1,461,408
                          ---------    ---------   ----------     ----------
Operating expenses
  Cost of sales             536,049      561,900    1,050,824      1,102,487
  Selling, general and
    administrative           82,204       85,085      160,942        168,692
  Depreciation               22,433       22,990       44,698         46,243
                          ---------   ----------   ----------     ----------
                            640,686      669,975    1,256,464      1,317,422
                          ---------   ----------   ----------     ----------
  Operating income           36,171       74,216      113,395        143,986

Interest income               2,311        3,828        4,600          6,890
Interest expense            (26,951)     (27,530)     (53,644)       (55,529)
Other income, net                93        6,828          181          7,073
                          ---------   ----------   ----------     ----------
  Income before income
    taxes                    11,624       57,342       64,532        102,420
Income taxes                 (4,300)      (4,500)      (8,500)        (8,500)
                          ---------   ----------   ----------     ----------
Net income                $   7,324   $   52,842   $   56,032     $   93,920
                          =========   ==========   ==========     ==========


Earnings per common share:
  Basic                   $    . 05   $     . 75   $     . 72     $     1.33
  Diluted                      . 05          .66          .69           1.17

Dividends per common
  share                   $    . 05   $     . 05   $     . 10   $        .10




             See Notes to Consolidated Financial Statements.

                   CHIQUITA BRANDS INTERNATIONAL,INC.
                   ----------------------------------

                 CONSOLIDATED BALANCE SHEET (Unaudited)
                  -------------------------------------
                  (In thousands, except share amounts)

                                June 30,    December 31,     June 30,
                                  1999          1998           1998
                                ----------  -------------  ----------
ASSETS
------
Current assets
  Cash and equivalents          $  180,362   $    88,906   $  146,057
  Trade receivables (less
    allowances of $10,924,
    $10,603 and $11,211)           237,477       201,574      232,114
  Other receivables, net            76,706       128,293       79,275
  Inventories                      343,651       387,293      359,009
  Other current assets              32,655        34,168       28,509
                                -----------   ----------   ----------
    Total current assets           870,851       840,234      844,964

Property, plant and
  equipment, net                 1,155,662     1,122,847    1,200,163
Investments and other assets       383,492       356,228      303,069
Intangibles, net                   187,348       189,824      200,470
                                ----------    ----------   ----------
    Total assets                $2,597,353    $2,509,133   $2,548,666
                                ==========    ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities
  Notes and loans payable        $  56,861    $  131,768   $   52,419
  Long-term debt due within
    one year                        92,943        37,511       43,953
  Accounts payable                 223,220       217,266      212,263
  Accrued liabilities              104,043       144,884      107,867
                                ----------    ----------   ----------
    Total current liabilities      477,067       531,429      416,502

Long-term debt of parent
  company                          883,548       683,294      687,258
Long-term debt of subsidiaries     222,446       319,312      350,057
Accrued pension and other
  employee benefits                 84,424        90,382       81,406
Other liabilities                   98,186        90,736       92,296
                                ----------    ----------   ----------
    Total liabilities            1,765,671     1,715,153    1,627,519
                                ----------    ----------   ----------

Shareholders' equity
  Preferred and preference
    stock                          253,475       253,475      253,475
  Common stock, $.01 par value
    (65,788,077, 65,447,875 and
    65,337,341 shares)                 658           654          653
  Capital surplus                  759,632       755,660      758,953
  Accumulated deficit             (174,057)     (214,967)     (87,543)
  Accumulated other
    comprehensive loss              (8,026)         (842)      (4,391)
                                ----------    ----------   ----------
    Total shareholders' equity     831,682       793,980      921,147
                                ----------    ----------   ----------
    Total liabilities and share-
      holders' equity           $2,597,353    $2,509,133   $2,548,666
                                ==========    ==========   ==========

             See Notes to Consolidated Financial Statements.

                   CHIQUITA BRANDS INTERNATIONAL,INC.
                   ----------------------------------

             CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)
             ----------------------------------------------
                             (In thousands)

                                         Six Months Ended June 30,
                                         -------------------------
                                            1999           1998
                                         -----------   -----------
Cash provided (used) by:
Operations
  Net income                             $    56,032   $    93,920
  Depreciation and amortization               47,915        49,501
  Write-downs of cultivations and
    long-term investment                          --         8,900
  Changes in current assets and
    liabilities and other                    (17,217)      (18,555)
                                         -----------    ----------
    Cash flow from operations                 86,730       133,766
                                         -----------    ----------

Investing
  Capital expenditures                       (74,475)      (50,546)
  Hurricane Mitch insurance proceeds          25,000            --
  Acquisitions of businesses                 (21,619)      (25,518)
  Refundable deposits for container
    equipment                                  9,673            --
  Long-term investments                       (8,142)       (2,000)
  Other                                       11,424         3,647
                                         -----------    ----------
    Cash flow from investing                 (58,139)      (74,417)
                                         -----------    ----------
Financing
  Debt transactions
    Issuances of long-term debt              194,623        67,266
    Repayments of long-term debt             (42,330)      (76,891)
    Decrease in notes and loans payable      (74,363)      (15,489)
  Stock transactions
    Issuances of common stock                     57         1,097
    Dividends                                (15,122)      (14,977)
                                         -----------    ----------
    Cash flow from financing                  62,865       (38,994)
                                         -----------    ----------

Increase in cash and equivalents              91,456        20,355
Balance at beginning of period                88,906       125,702
                                         -----------    ----------
Balance at end of period                 $   180,362    $  146,057
                                         ===========    ==========


             See Notes to Consolidated Financial Statements.

                   CHIQUITA BRANDS INTERNATIONAL,INC.
                   ----------------------------------

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

Earnings Per Share
------------------
   Basic and diluted earnings per common share ("EPS") are calculated as follows (in thousands, except per share amounts):

                                 Quarter Ended       Six Months Ended
                                    June 30,             June 30,
                                 ----------------   ------------------
                                  1999      1998      1999      1998
                                 ------   -------   --------  --------
Net income                       $7,324   $52,842   $56,032   $93,920
Dividends on preferred and
  preference stock               (4,275)   (4,275)   (8,551)   (8,551)
                                 -------  -------   -------   -------
  Net income attributed to
    common shares for basic EPS   3,049    48,567    47,481    85,369
Add back dividends on preferred
  and preference stock               --     4,275     8,551     8,551
                                 ------   -------   -------   -------
  Net income attributed to
    common shares for diluted
    EPS                          $3,049   $52,842   $56,032   $93,920
                                 ======   =======   =======   =======

Weighted average common
  shares outstanding             65,761    64,453    65,690    64,068
Nonvested restricted shares          --       (72)       --       (72)
                                -------   -------   -------   -------
  Shares used to calculate
    basic EPS                    65,761    64,381    65,690    63,996
Convertible preferred and
  preference stock                   --    15,479    15,479    15,479
Stock options and other
  stock awards                      137       762       176       698
                                -------   -------   -------   -------
  Shares used to calculate
    diluted EPS                  65,898    80,622    81,345    80,173
                                =======   =======   =======   =======

Basic EPS                       $   .05   $   .75   $   .72   $  1.33
Diluted EPS                         .05       .66       .69      1.17

   The assumed conversions to common stock of the Company's 7% convertible subordinated debentures, preferred stock and preference stock are excluded from the diluted EPS computations for periods in which these items, on an individual basis, have an anti-dilutive effect on diluted EPS.

Segment Information (in thousands)
---------------------------------

   Financial information for the Company's business segments is as follows:

                              Quarter Ended       Six Months Ended
                                 June 30,            June 30,
                            -------------------  ---------------------
                              1999     1998        1999        1998
                            --------- ---------  ---------- ----------
Net sales
  Fresh Produce             $ 557,816 $ 625,725  $1,131,079 $1,228,076
  Processed Foods             119,041   118,466     238,780    233,332
                            --------- ---------  ---------- ----------

                            $ 676,857 $ 744,191  $1,369,859 $1,461,408
                            ========= =========  ========== ==========

Operating income
  Fresh Produce              $ 29,273 $  67,997  $  100,979 $  130,538
  Processed Foods               6,898     6,219      12,416     13,448
                            --------- ---------  ---------- ----------

                            $  36,171 $  74,216  $  113,395 $  143,986
                            ========= =========  ========== ==========


Inventories (in thousands)
-------------------------
                             June 30,      December 31,    June 30,
                               1999           1998           1998
                            -----------    ------------   ----------
Fresh produce               $  36,480      $     43,052    $ 38,761
Processed food products       131,972           184,438     119,577
Growing crops                 110,406           109,891     119,865
Materials, supplies and
  other                        64,793            49,912      80,806
                            ---------      ------------   ---------

                            $ 343,651      $    387,293   $ 359,009
                            ===========    ============   =========

Hedging
-------

   Chiquita has a long-standing policy of periodically hedging transactions denominated in foreign currencies. At June 30, 1999, the Company had option contracts denominated in Deutsche marks and the European Union common currency (the "euro") which ensure conversion of approximately $180 million of foreign sales through the end of 1999 at equivalent rates not higher than 1.79 Deutsche marks (.91 euro) per dollar or lower than 1.62 Deutsche marks (.83 euro) per dollar and approximately $80 million of foreign sales in 2000 at equivalent rates not higher than 1.82 Deutsche marks (.93 euro) per dollar or lower than
1.63 Deutsche marks (.83 euro) per dollar. The carrying value of these option contracts at June 30, 1999 was approximately $4 million and their fair value based on quoted market prices was approximately $14 million.

Senior Note Issuance
--------------------

   In June 1999, the Company issued $200 million principal amount of 10% Senior Notes due 2009 for net proceeds of approximately $195 million. Through the end of the second quarter, the Company used approximately $110 million of these proceeds to repay borrowings under revolving lines of credit and to prepay debt of subsidiaries. The remaining proceeds from the offering are being used to repay other outstanding debt of the Company and its subsidiaries and for other general corporate purposes.

Acquisitions and Divestitures
-----------------------------

   In April 1999, Chiquita Processed Foods, L.L.C., the Company's vegetable canning subsidiary, acquired certain canning assets in Oregon. The purchase price of approximately $20 million was funded with borrowings under Chiquita Processed Foods' revolving credit facility.

   In  January  1998, Chiquita acquired Stokely USA, Inc.,  previously  a
publicly-owned  vegetable  canning business.   In  connection  with  the
acquisition, Chiquita issued $11 million of common stock (.8 million shares) in exchange for all outstanding Stokely shares, and issued $33 million of common stock (2.2 million shares) and paid $18 million of cash to retire corresponding amounts of Stokely debt.

   In  June  1998,  Chiquita's  Australian subsidiary  acquired  Campbell
Mushrooms  Pty  Limited  and  Campbell  Mushrooms  Centre  Pty   Limited
(collectively, the "Australian Mushroom Companies"). In connection with the acquisition, Chiquita issued $12 million of common stock (.9 million shares) and paid $4 million of cash in exchange for all of the outstanding capital stock of the Australian Mushroom Companies.

   Each of these acquisitions was accounted for as a purchase.

   In late 1998, the Company merged its Chilean fresh produce operations into a joint venture and sold its Central American plastic products operations. The sales and operating expenses of these operations are no longer consolidated in the Company's financial statements for periods after these transactions.

Comprehensive Income
--------------------

   Comprehensive income for all periods presented consisted solely of net income and unrealized foreign currency translation gains (losses), as follows (in thousands):

                               Quarter Ended    Six Months Ended
                                  June 30,          June 30,
                              ----------------  ------------------
                                1999     1998     1999      1998
                              -------- -------  --------  --------

Net income                    $ 7,324  $52,842  $56,032   $93,920
Unrealized foreign currency
  translation gains (losses)   (3,938)     856   (7,184)     (983)
                              -------  -------  -------   -------

Comprehensive income          $ 3,386  $53,698  $48,848   $92,937
                              =======  =======  ========  =======

Item 2
------

                   CHIQUITA BRANDS INTERNATIONAL,INC.
                   ----------------------------------

                        MANAGEMENT'S ANALYSIS OF
                        ------------------------
                   OPERATIONS AND FINANCIAL CONDITION
                   ----------------------------------


Operations
----------

   Operating income for the quarter and six months ended June 30, 1999 decreased $38 million and $31 million from the prior year primarily as a result of decreased earnings in the Company's Fresh Produce business
segment.   Operating results for the Company's Processed  Foods  segment were comparable to the prior year.

   The decrease in Fresh Produce earnings resulted from significantly lower banana pricing in Europe on higher industry volume in the second quarter of 1999. In the European Union ("EU"), the lower pricing was primarily due to a disproportionately large second quarter allocation of the annual quota of banana import licenses as compared to any prior second quarter allocation since the inception of the EU banana quota regime. To a lesser extent, the Kosovo conflict in the Balkans and the continued depressed Russian market put additional downward pressure on pricing in neighboring countries. Second quarter banana pricing was also lower in North America compared to the prior year, when El Nino
related  volume reduction resulted in higher short-term pricing.   Early
in the third quarter of 1999, the Company has been experiencing significantly lower banana pricing in comparison to the same period in 1998.

   Net sales for the quarter and six months ended June 30, 1999 decreased 9% and 6% from the corresponding periods in 1998 primarily as a result of the decreased banana pricing.

   The 1998 second quarter results include unusual charges (primarily write-offs of a non-operating investment and long-term production assets) which were offset by a gain from a settlement in excess of $10
million  of  claims  against a newspaper.   A  portion  of  the  unusual
charges,  including the write-off of production assets, is  included  in
"Cost  of  sales."   "Other  income, net" includes  the  gain  from  the
settlement of claims against the newspaper and the non-operating investment write-off.

   The Company's effective tax rate is affected by the level and mix of income among various domestic and foreign jurisdictions in which the Company operates.

Financial Condition
-------------------

   Operating cash flow decreased from $134 million in the first six months of 1998 to $87 million in the comparable period in 1999 primarily as a result of lower earnings.

   In June 1999, the Company issued $200 million principal amount of 10% Senior Notes due 2009 for net proceeds of approximately $195 million. Through the end of the second quarter, the Company used approximately $110 million of these proceeds to repay borrowings under revolving lines of credit and to prepay debt of subsidiaries. The remaining proceeds from the offering are being used to repay other outstanding debt of the Company and its subsidiaries and for other general corporate purposes.

   At July 30, 1999, no borrowings were outstanding under Chiquita's $125 million revolving credit facility, and approximately $70 million of
borrowings   were  available  under  committed  lines   of   credit   of
subsidiaries.

   During the first half of 1999, capital expenditures of $74 million included approximately $40 million of spending to rehabilitate farms in Honduras and Guatemala destroyed or damaged by Hurricane Mitch flooding
in  late  1998.   The  Company expects to finance  the  remaining  flood
rehabilitation  and its other capital expenditures with cash  flow  from
operations,  insurance proceeds and available cash.   During  the  first
quarter of 1999, the Company received an initial insurance payment of $25 million.

Year 2000 Project
-----------------

   Reference is made to the discussion of Chiquita's company-wide Year 2000 Project (the "Project") in "Management's Analysis of Operations and
Financial   Condition"   in  the  Company's  1998   Annual   Report   to
Shareholders.   The  Project  has included the  following  phases:   (1)
inventorying  the  Company's  hardware,  software  and  equipment;   (2)
assessing which items have Year 2000 issues; (3) determining critical versus non-critical items; (4) replacing or repairing items that have Year 2000 issues; (5) testing material items; (6) assessing the Year 2000 readiness of the Company's material customers and suppliers; and
(7)  developing contingency plans.  As of June 30, 1999, the  first  six
phases  of  the  Project are substantially complete.   The  Company  has
substantially  completed assessing the Year 2000 readiness  of  material
customers    and    suppliers,   including    financial    institutions,
telecommunications companies, public utility companies and commercial vendors. Assessment included obtaining written certifications of Year 2000 readiness from third parties, review of their Year 2000 readiness plans and site visits. Development of necessary contingency plans for third parties and critical internal systems is expected to be completed before the end of 1999. Chiquita's contingency planning is focusing on
minimizing  Year  2000  disruptions,  should  they  occur,   by   having
sufficient resources and personnel in place to permit an appropriate response to specific problems.

   The estimated total cost of the Project for systems that have not been replaced or upgraded in the normal course is less than $10 million. Most of this cost has already been incurred by the Company.

   Due to the widespread uncertainties inherent in the Year 2000 problem, resulting primarily from the widely reported uncertainty of the Year
2000   readiness  of  suppliers,  customers  and  other  third  parties, including U.S. and foreign governmental entities, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's financial statements.
However, the Company believes the most reasonably likely worst case scenario is that there could be some localized, temporary disruptions to portions of business activities, such as agricultural production, shipping, ripening and data processing, rather than systemic or long-term problems affecting its business operations as a whole.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

   Reference is made to the discussion of Chiquita's Management of Market Risk in "Management's Analysis of Operations and Financial Condition" in the Company's 1998 Annual Report to Shareholders. As of June 30, 1999, there were no material changes to the information presented.

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

Part II - Other Information
---------------------------

  Item 1 - Legal Proceedings
  --------------------------

     The Illinois Attorney General's Office filed a complaint in Peoria County in November 1998 seeking an injunction and civil penalties for alleged environmental violations at a vegetable canning facility in Princeville, Illinois now owned by Chiquita Processed Foods, L.L.C., the Company's vegetable canning subsidiary. The facility is currently operating in compliance with the terms of a preliminary injunction entered by agreement of the parties. The Company expects monetary sanctions to be less than $150,000.

  Item 2 - Changes in Securities and Use of Proceeds
  --------------------------------------------------

     On June 22, 1999, the Company issued $200 million of 10% Senior Notes due 2009 ("Senior Notes"). The Senior Notes are general unsecured obligations of the Company and rank pari passu with the Company's existing and future senior unsecured indebtedness, and senior to the Company's existing and future subordinated indebtedness. The terms of the Senior Notes contain restrictions on the payment of dividends and other distributions on, and repurchases and redemptions of, the Company's common stock. The restrictions are similar to those of other senior note indenture agreements of the Company.

  Item 4 - Submission of Matters to a Vote of Security Holders
  ------------------------------------------------------------

     In connection with the election of seven directors of the Company, proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934 and the following votes were cast at the Company's Annual Meeting of Shareholders held on May 12, 1999:



                                     Votes
                            --------------------------
        Name                   For           Withheld
   ----------------         ----------     -----------
   Carl H. Lindner          54,057,970       1,121,552
   Keith E. Lindner         54,059,154       1,120,368
   Fred J. Runk             54,072,581       1,106,941
   Jean Head Sisco          54,081,965       1,097,557
   William W. Verity        54,085,839       1,093,683
   Oliver W. Waddell        54,100,686       1,078,836
   Steven G. Warshaw        54,054,128       1,125,394

   Item 6 - Exhibits and Reports on Form 8-K
   -----------------------------------------

                                                            Page
                                                          Number(s)
                                                          --------
      (a)  Exhibit 4(a) - Third Supplemental Indenture
           dated as of June 15, 1999 to indenture dated
           as of February 15, 1994 between the Company
           and Fifth Third Bank (f/k/a The Fifth Third
           Bank), Trustee, filed as Exhibit 4.2 to
           Amendment No. 1 to Form 8-A dated June 23,
           1999                                              *

           Exhibit 4(b) - Certificate of Actions Taken
           by the President of the Company establishing
           the terms of the 10% Senior Notes due 2009,
           filed as Exhibit 4.3 to Amendment No. 1 to
           Form 8-A dated June 23, 1999                      *

           Exhibit 10 - Amendment No. 2 dated as of
           May 19, 1999 and Amendment No. 3 dated as of
           July 23, 1999 to Credit Agreement dated
           December 31, 1996 among Chiquita Brands
           International, Inc., BankBoston N.A.
           (f/k/a The First National Bank of Boston), as
           administrative agent, and the financial
           institutions which are lenders relating to
           the Company's $125 million revolving credit
           facility                                         **

           Exhibit 27 - Financial Data Schedule             **

            *  Incorporated by reference.

           ** Omitted from this copy of Quarterly Report on Form 10-Q. Copy included in report filed electronically with the Securities and
               Exchange Commission.

     (b) The following reports on Form 8-K have been filed by the Company during the quarter ended
          June 30, 1999:

          May 18, 1999 - to report the Company's expected results for the second quarter of 1999.

          June 4, 1999 - to report the Company's plans for offerings of senior notes and to provide the Company's Computation of Earnings to Fixed Charges
          (Exhibit 12).

          June 15, 1999 - to report the terms of the offering of the Company's 10% Senior Notes.


                                SIGNATURE
                                ---------



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                CHIQUITA BRANDS INTERNATIONAL,INC.


                                By: /s/ William A. Tsacalis
                                    -----------------------------

                                   William A. Tsacalis
                                   Vice President and Controller
                                   (Chief Accounting Officer)





August 9, 1999