Form 10-Q
period 1999-09-30
CHIQUITA BRANDS INTERNATIONAL INC
filed 1999-11-12
CIK 101063

------------------------------------------------------------------------

                                FORM 10-Q




                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549



         Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934



For the Quarterly Period Ended                      Commission File
September 30, 1999                                  Number 1-1550



                   CHIQUITA BRANDS INTERNATIONAL, INC.




Incorporated under the                              IRS Employer I.D.
Laws of New Jersey                                  No. 04-1923360



              250 East Fifth Street, Cincinnati, Ohio 45202
                             (513) 784-8000



   Indicate  by  check mark whether the registrant  (1)  has  filed  all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

   As of November 1, 1999, there were 65,866,175 shares of Common Stock outstanding.


                           Page 1 of 12 Pages

------------------------------------------------------------------------

                   CHIQUITA BRANDS INTERNATIONAL, INC.
                   -----------------------------------
                            TABLE OF CONTENTS
                            -----------------

                                                        Page
                                                        ----
PART I - Financial Information
------

  Item 1 - Financial Statements

     Consolidated Statement of Income for the
       quarters and nine months ended
       September 30, 1999 and 1998                        3

     Consolidated Balance Sheet as of September 30,
       1999, December 31, 1998 and September 30, 1998     4

     Consolidated Statement of Cash Flow for the nine
       months ended September 30, 1999 and 1998           5

     Notes to Consolidated Financial Statements           6

  Item 2 - Management's Analysis of Operations and
    Financial Condition                                   9

  Item 3 - Quantitative and Qualitative Disclosures
    About Market Risk                                    11


PART II - Other Information
-------

  Item 1 - Legal Proceedings                             11

  Item 6 - Exhibits and Reports on Form 8-K              11

Signature                                                12

Part I - Financial Information
------------------------------

Item 1 - Financial Statements
-----------------------------

                   CHIQUITA BRANDS INTERNATIONAL, INC.
                   -----------------------------------
              CONSOLIDATED STATEMENT OF INCOME (Unaudited)
               -------------------------------------------
                (In thousands, except per share amounts)

                                 Quarter Ended          Nine Months Ended
                                 September 30,            September 30,
                             ---------------------   -----------------------
                                1999       1998        1999         1998
                             ----------  ---------   ----------   ----------
Net sales                    $  567,238  $ 632,126   $1,937,097  $2,093,534
                             ----------  ---------   ----------  ----------
Operating expenses
  Cost of sales                 483,922    509,973    1,534,746   1,612,460
  Selling, general and
    administrative               81,328     85,279      242,270     253,971
  Depreciation                   22,294     24,326       66,992      70,569
                             ----------  ---------   ----------  ----------
                                587,544    619,578    1,844,008   1,937,000
                             ----------  ---------   ----------  ----------
  Operating income (loss)       (20,306)    12,548       93,089     156,534

Interest income                  12,647      3,283       17,247      10,173
Interest expense                (29,079)   (26,744)     (82,723)    (82,273)
Other income, net                    84        157          265       7,230
                              ---------  ---------   ----------  ----------
  Income (loss) before
    income taxes                (36,654)   (10,756)      27,878      91,664
Income taxes                         --         --       (8,500)     (8,500)
                              ---------  ---------  -----------  ----------
Net income (loss)             $ (36,654) $ (10,756) $    19,378  $   83,164
                              =========  =========  ===========  ==========

Earnings per common share:
  Basic                       $    (.62) $    (.23) $       .10  $     1.09
  Diluted                          (.62)      (.23)         .10        1.03

Dividends per common share    $     .05  $     .05  $       .15  $      .15



             See Notes to Consolidated Financial Statements.

                   CHIQUITA BRANDS INTERNATIONAL, INC.
                   -----------------------------------

                 CONSOLIDATED BALANCE SHEET (Unaudited)
                  -------------------------------------
                  (In thousands, except share amounts)

                                September 30,  December 31,   September 30,
                                    1999          1998            1998
                                -------------  ------------   ------------
ASSETS
------
Current assets
  Cash and equivalents          $     132,947  $     88,906   $    107,956
  Trade receivables (less
    allowances of $11,878,
    $10,603 and $10,983)              211,204       201,574        208,959
  Other receivables, net              124,750       128,293         79,215
  Inventories                         438,157       387,293        459,477
  Other current assets                 25,766        34,168         29,496
                                -------------  ------------   ------------
    Total current assets              932,824       840,234        885,103

Property, plant and
  equipment, net                    1,174,168     1,122,847      1,189,867
Investments and other assets          358,433       356,228        318,184
Intangibles, net                      187,209       189,824        194,491
                                -------------  ------------   ------------
    Total assets                $   2,652,634  $  2,509,133   $  2,587,645
                                =============  ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities
  Notes and loans payable       $      41,482  $    131,768   $     77,067
  Long-term debt due within
    one year                           37,085        37,511         37,373
  Accounts payable                    280,482       217,266        279,828
  Accrued liabilities                 114,745       144,884        102,272
                                -------------  ------------   ------------
    Total current liabilities         473,794       531,429        496,540

Long-term debt of parent
  company                             883,680       683,294        684,672
Long-term debt of subsidiaries        311,382       319,312        327,577
Accrued pension and other
  employee benefits                    84,261        90,382         80,029
Other liabilities                     108,455        90,736         95,573
                                -------------  ------------   ------------
    Total liabilities               1,861,572     1,715,153      1,684,391
                                -------------  ------------   ------------
Shareholders' equity
  Preferred and preference
    stock                             253,475       253,475        253,475
  Common stock, $.01 par value
    (65,842,074,65,447,875 and
     65,406,924 shares)                   658           654            654
  Capital surplus                     760,279       755,660        754,758
  Accumulated deficit                (218,278)     (214,967)      (105,845)
  Accumulated other comprehensive
    income (loss)                      (5,072)         (842)           212
                                -------------  ------------   ------------
    Total shareholders' equity        791,062       793,980        903,254
                                -------------  ------------   ------------
    Total liabilities and
      shareholders' equity      $   2,652,634  $  2,509,133   $  2,587,645
                                =============  ============   ============

             See Notes to Consolidated Financial Statements.

                   CHIQUITA BRANDS INTERNATIONAL, INC.
                   ----------------------------------

             CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)
             ----------------------------------------------
                             (In thousands)

                                                Nine Months Ended
                                                  September 30,
                                            ------------------------
                                               1999          1998
                                            ----------   -----------
Cash provided (used) by:
Operations
  Net income                                $   19,378   $    83,164
  Depreciation and amortization                 71,736        75,581
  Write-downs of cultivations and
    long-term investment                            --         8,900
  Changes in current assets and
    liabilities and other                      (10,439)      (40,713)
                                            ----------    ----------
    Cash flow from operations                   80,675       126,932
                                            ----------    ----------

Investing
  Capital expenditures                        (118,654)      (84,133)
  Hurricane Mitch insurance proceeds            25,000            --
  Acquisitions of businesses                   (21,619)      (26,199)
  Refundable deposits for container
    equipment                                    9,673        (1,366)
  Long-term investments                         (8,142)       (2,500)
  Other                                         12,406         6,403
                                            ----------    ----------
    Cash flow from investing                  (101,336)     (107,795)
                                            ----------    ----------

Financing
  Debt transactions
    Issuances of long-term debt                232,630       73,171
    Repayments of long-term debt               (52,087)     (95,631)
    Increase (decrease) in notes
      and loans payable                        (93,209)       6,689
  Stock transactions
    Issuances of common stock                       57        1,411
    Dividends                                  (22,689)     (22,523)
                                            ----------   ----------
    Cash flow from financing                    64,702      (36,883)
                                            ----------   ----------

Increase (decrease) in cash and
  equivalents                                   44,041      (17,746)
Balance at beginning of period                  88,906      125,702
                                            ----------   ----------
Balance at end of period                    $  132,947   $  107,956
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

Earnings Per Share
------------------

   Basic and diluted earnings per common share ("EPS") are calculated as follows (in thousands, except per share amounts):

                                   Quarter Ended           Nine Months Ended
                                   September 30,             September 30,
                               ---------------------     --------------------
                                 1999        1998        1999         1998
                               ----------  ---------    ---------   ---------
Net income (loss)              $ (36,654)  $ (10,756)   $  19,378   $  83,164
Dividends on preferred and
  preference stock                (4,275)     (4,275)     (12,826)    (12,826)
                               ---------   ---------    ---------   ---------
  Net income (loss) attributed
    to common shares for
    basic EPS                    (40,929)    (15,031)       6,552      70,338
Add back dividends on
  preferred and preference
  stock                               --          --           --      12,826
                               ---------   ---------    ---------   ---------
  Net income (loss)
    attributed to common
    shares for diluted
    EPS                        $ (40,929)  $ (15,031)   $   6,552   $  83,164
                               =========   =========    =========   =========
Weighted average common
  shares outstanding              65,812      65,375       65,730      64,503
Nonvested restricted
  shares                              --         (72)          --         (72)
                               ---------   ---------    ---------   ---------
  Shares used to calculate
    basic EPS                     65,812      65,303       65,730      64,431
Convertible preferred and
  preference stock                    --          --           --      15,479
Stock options and other
  stock awards                        --          --          169         597
                               ---------   ---------    ---------   ---------
  Shares used to calculate
    diluted EPS                   65,812      65,303       65,899      80,507
                               =========   =========    =========   =========

Basic EPS                      $    (.62)  $    (.23)   $     .10   $    1.09
Diluted EPS                         (.62)       (.23)         .10        1.03

    The assumed conversions to common stock of the Company's 7% convertible subordinated debentures, preferred and preference stock, stock options and other stock awards are excluded from the diluted EPS computations for periods in which these items, on an individual basis, have an anti-dilutive effect on diluted EPS.

Segment Information (in thousands)
---------------------------------

  Financial information for the Company's business segments is as follows:

                                Quarter Ended            Nine Months Ended
                                September 30,             September 30,
                          ------------------------   ------------------------
                              1999         1998          1999        1998
                          -----------  -----------   -----------  -----------
Net sales
  Fresh Produce           $   439,769  $   507,678   $ 1,570,848  $ 1,735,754
  Processed Foods             127,469      124,448       366,249      357,780
                          -----------  -----------   -----------  -----------

                          $   567,238  $   632,126   $ 1,937,097  $ 2,093,534
                          ===========  ===========   ===========  ===========

Operating income (loss)
  Fresh Produce           $   (25,713) $     8,379   $    75,266  $   138,917
  Processed Foods               5,407        4,169        17,823       17,617
                          -----------  -----------   -----------  -----------

                         $    (20,306) $    12,548   $    93,089  $   156,534
                         ============  ===========   ===========  ===========

Inventories (in thousands)
-------------------------

                                September 30,   December 31,   September 30,
                                    1999         1998              1998
                                -------------   ------------   -------------

Fresh produce                   $      36,918   $     43,052   $      38,952
Processed food products               232,186        184,438         236,050
Growing crops                         110,423        109,891         121,891
Materials, supplies and
  other                                58,630         49,912          62,584
                                -------------   ------------   -------------

                                $     438,157   $   3 87,293   $     459,477
                                =============   ============   =============

Hedging
-------

    Chiquita has a long-standing policy of periodically hedging transactions denominated in foreign currencies. At September 30, 1999, the Company had option contracts which ensure conversion of approximately 80 million of euro denominated foreign sales through the end of 1999 at rates not lower than 1.08 dollars per euro or higher than
1.19 dollars per euro and approximately 170 million of euro denominated foreign sales in 2000 at rates not lower than 1.04 dollars per euro or higher than 1.18 dollars per euro. The carrying value of these option contracts at September 30, 1999 was approximately $3 million and their fair value based on quoted market prices was approximately $4 million.

Debt Transactions
-----------------

   In June 1999, the Company issued $200 million principal amount of 10% Senior Notes due 2009 for net proceeds of approximately $195 million. Through the end of the third quarter, the Company used approximately $135 million of these proceeds to repay borrowings under revolving lines of credit and to repay debt of subsidiaries.

   In September 1999, Chiquita Processed Foods, L.L.C. ("CPF"), the Company's vegetable canning subsidiary, entered into a five-year $200 million senior secured credit facility. The facility includes a $135 million revolving credit line and $65 million in available term loans, and replaces CPF's previous $85 million revolving credit facility. Interest under the new facility is based on, at the Company's option, either the bank corporate base rate or prevailing interbank Eurodollar offering rates. An annual fee of .375% to .5% is payable on the unused portion of the commitment. This facility contains covenants that limit dividends by CPF and require CPF to maintain certain financial ratios related to net worth and total indebtedness. At September 30, 1999, approximately $60 million of borrowings were outstanding under this facility, of which $35 million is classified as long-term.

Acquisitions and Divestitures
-----------------------------

   In  April  1999,  CPF acquired certain vegetable  canning  assets  of
Agripac,  Inc.   The  purchase price of approximately  $20  million  was
funded with borrowings under CPF's revolving credit facility.

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

Comprehensive Income
--------------------

  Comprehensive income for all periods presented consisted solely of net income and unrealized foreign currency translation gains (losses), as follows (in thousands):

                                   Quarter Ended           Nine Months Ended
                                   September 30,              September 30,
                              ----------------------   -----------------------
                                 1999        1998         1999         1998
                              ----------  ----------   ----------   ----------

Net income (loss)             $  (36,654) $  (10,756)  $   19,378   $   83,164
Unrealized foreign currency
  translation gains (losses)       2,954       4,603       (4,230)       3,620
                              ----------  ----------   ----------    ---------

Comprehensive income (loss)   $  (33,700) $   (6,153)  $   15,148   $   86,784
                              ==========  ==========   ==========   ==========

Item 2
------

                   CHIQUITA BRANDS INTERNATIONAL, INC.
                   -----------------------------------

                        MANAGEMENT'S ANALYSIS OF
                        ------------------------
                   OPERATIONS AND FINANCIAL CONDITION
                   ----------------------------------


Operations
----------

   Operating income for the quarter and nine months ended September 30, 1999 decreased $33 million and $63 million from the prior year primarily as a result of decreased earnings in the Company's Fresh Produce business segment. Third quarter and nine month results for the Company's Processed Foods segment were slightly improved compared to the prior year.

   The decrease in Fresh Produce earnings resulted from significantly lower banana pricing in Europe during the second and third quarters of 1999. The lower pricing was primarily due to the overallocation of European Union banana import licenses earlier in the year, continued weakness in demand from Eastern Europe and Russia and, during the third quarter, an increase in the availability of competing fresh fruit. Early in the fourth quarter of 1999, the Company has been experiencing lower banana pricing in comparison to the same period in 1998.

   Net sales for the quarter and nine months ended September 30, 1999 decreased 10% and 7% from the corresponding periods in 1998 primarily as a result of the lower banana pricing.

   During the third quarter of 1999, the Company initiated a workforce reduction program designed to streamline certain corporate and staff functions and reduce ongoing costs. Operating income for 1999 includes a $6 million charge representing severance, benefits extensions and outplacement services provided by this program.

   Interest income for the third quarter of 1999 includes $10 million related to refunds to be received as a result of audits of the Company's federal income tax returns for 1989 through 1991.

   The 1998 nine-month results include unusual charges (primarily write-offs of a non-operating investment and of long-term production assets) which were offset by a gain from a settlement in excess of $10 million of claims against a newspaper. A portion of the unusual charges, including the write-off of production assets, is included in "Cost of sales." "Other income, net" includes the gain from the settlement of claims against the newspaper and the non-operating investment write-off.

   The Company's effective tax rate is affected by the level and mix of income among various domestic and foreign jurisdictions in which the Company operates.


Financial Condition
-------------------

   Operating cash flow decreased from $127 million in the first nine months of 1998 to $81 million in the comparable period in 1999 primarily due to lower earnings.

   In June 1999, the Company issued $200 million principal amount of 10% Senior Notes due 2009 for net proceeds of approximately $195 million. Through the end of the third quarter, the Company used approximately $135 million of these proceeds to repay borrowings under revolving lines of credit and to repay debt of subsidiaries.

   In September 1999, Chiquita Processed Foods, L.L.C. ("CPF"), the Company's vegetable canning subsidiary, entered into a five-year $200 million senior secured credit facility. The facility includes a $135 million revolving credit line and $65 million in available term loans, and replaces CPF's previous $85 million revolving credit facility.

   At November 1, 1999, approximately $70 million of borrowings were outstanding under the CPF revolving credit facility, and no borrowings were outstanding under Chiquita's $125 million revolving credit facility.

   In October 1999, the maturity date of a $55 million bank loan to certain of the Company's Costa Rican farm subsidiaries was extended from March 31, 2000 to January 4, 2001.

   During the first nine months of 1999, capital expenditures of $119 million included approximately $55 million of spending to rehabilitate farms in Honduras and Guatemala destroyed or damaged by Hurricane Mitch flooding in late 1998. The Company expects to finance the remaining flood rehabilitation and its other capital expenditures with cash flow from operations, insurance proceeds and available cash. During the first quarter of 1999, the Company received an initial insurance payment of $25 million.

Year 2000 Project
-----------------

   Reference is made to the discussion of Chiquita's company-wide Year 2000 Project (the "Project") in "Management's Analysis of Operations and Financial Condition" in the Company's 1998 Annual Report to Shareholders. The Project has included the following phases: (1)
inventorying the Company's hardware, software and equipment; (2) assessing which items have Year 2000 issues; (3) determining critical versus non-critical items; (4) replacing or repairing items that have Year 2000 issues; (5) testing material items; (6) assessing the Year 2000 readiness of the Company's material customers and suppliers; and
(7) developing contingency plans. As of September 30, 1999, all phases of the Project are substantially complete. Assessment of the Year 2000 readiness of material customers and suppliers, including financial institutions, telecommunications companies, public utility companies and commercial vendors, included obtaining written certifications of Year 2000 readiness from third parties, review of their Year 2000 readiness plans and site visits. Refinement of necessary contingency plans for material third parties and critical internal systems will continue until the end of 1999. Chiquita's contingency planning is designed to minimize Year 2000 disruptions, should they occur, by having sufficient resources and personnel in place to permit appropriate responses to specific problems.

  The estimated total cost of the Project for systems that have not been replaced or upgraded in the normal course is less than $10 million. Substantially all of this cost has already been incurred by the Company.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

  Reference is made to the discussion of Chiquita's Management of Market Risk in "Management's Analysis of Operations and Financial Condition" in the Company's 1998 Annual Report to Shareholders. As of September 30, 1999, there were no material changes to the information presented.



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

Part II - Other Information
---------------------------

  Item 1 - Legal Proceedings
  --------------------------

     In October 1999, the Colorado Department of Public Health and Environment ("CDPHE") filed a Notice of Violation and Cease and Desist Order against Pinnacle Produce Company, a potato processing business, alleging that Pinnacle failed to comply with the terms of a wastewater discharge permit. The Company recently sold Pinnacle's assets, but retained its presale liabilities, including any monetary sanctions which may be imposed by the CDPHE, the amount of which is not expected to be material.

  Item 6 - Exhibits and Reports on Form 8-K
  -----------------------------------------

                                                             Page
                                                           Number(s)
                                                           --------
      (a)  Exhibit 10 - Credit Agreement dated as of
           September 22, 1999 among Chiquita Processed
           Foods, L.L.C., First Union National Bank, as
           administrative agent, and the financial
           institutions which are lenders, relating to
           CPF's $200 million senior secured credit
           facility                                           **

           Exhibit 27 - Financial Data Schedule               **

           ** Omitted from this copy of Quarterly Report on Form 10-Q. Copy included in report filed electronically with the Securities and Exchange Commission.

       (b) There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 1999.

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





November 12, 1999
                                   12