Form 10-K
period 1999-12-31
CHIQUITA BRANDS INTERNATIONAL INC
filed 2000-03-28
CIK 101063

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                            FORM 10-K / 405

        Annual Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934

For the Fiscal Year Ended                      Commission File
December 31, 1999                              Number 1-1550

                  CHIQUITA BRANDS INTERNATIONAL, INC.

Incorporated under the                         I.R.S. Employer I.D.
Laws of New Jersey                             No. 04-1923360

           250 East Fifth Street, Cincinnati, Ohio 45202
                                (513) 784-8000

Securities registered pursuant to Section 12(b) of the Act:
                                               Name of Each Exchange
Title of Each Class                            On Which Registered
---------------------                          --------------------
Common Stock ($.01 par value)                  New York, Pacific,
                                               Boston
$2.875 Non-Voting Cumulative
  Preferred Stock, Series A                    New York
$3.75 Convertible Preferred
  Stock, Series B                              New York

Securities registered pursuant to Section 12(g) of the Act:   None

Other securities for which reports are submitted pursuant to Section 15(d) of the Act:
  9-1/8% Senior Notes due March 1, 2004
  9-5/8% Senior Notes due January 15, 2004
  10% Senior Notes due June 15, 2009
  10-1/4% Senior Notes due November 1, 2006

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

    As of March 15, 2000, there were 66,431,497 shares of Common Stock outstanding. The aggregate market value of Common Stock held by non-affiliates at March 15, 2000 was approximately $163 million.

                      Documents Incorporated by Reference

  Portions of the Chiquita Brands International, Inc. 1999 Annual Report to Shareholders are incorporated by reference in Parts I and II. Portions of the Chiquita Brands International, Inc. Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference in Part III.


     CHIQUITA BRANDS INTERNATIONAL, INC. TABLE OF CONTENTS

                                                      Page
Part I                                                ------
------
  Item  1.  Business  . . . . . . . . . . . . . . . . . .    K-1
  Item  2.  Properties. . . . . . . . . . . . . . . . . .    K-7
  Item  3.  Legal Proceedings . . . . . . . . . . . . . .    K-8
  Item  4.  Submission of Matters to a
               Vote of Security Holders . . . . . . . . .    K-8
  Executive Officers of the Registrant. . . . . . . . . .    K-9

Part II
-------
  Item  5.  Market for Registrant's Common
              Equity and Related Stockholder
              Matters . . . . . . . . . . . . . . . . . .   K-10
  Item  6.  Selected Financial Data . . . . . . . . . . .   K-10
  Item  7.  Management's Discussion and
              Analysis of Financial Condition and Results
              of Operations . . . . . . . . . . . . . . .   K-10
  Item 7A.  Quantitative and Qualitative
              Disclosures About Market Risk . . . . . . .   K-10
  Item  8.  Financial Statements and
              Supplementary Data  . . . . . . . . . . . .   K-10
  Item  9.  Changes in and Disagreements
              with Accountants on Accounting
              and Financial Disclosure  . . . . . . . . .   K-10

Part III
---------
  Item 10.  Directors and Executive Officers
              of the Registrant . . . . . . . . . . . . .   K-11
  Item 11.  Executive Compensation. . . . . . . . . . . .   K-11
  Item 12.  Security Ownership of Certain
              Beneficial Owners and Management. . . . . .   K-11
  Item 13.  Certain Relationships and
              Related Transactions  . . . . . . . . . . .   K-11

Part IV
-------
  Item 14.  Exhibits, Financial Statement
              Schedules, and Reports on
              Form 8-K  . . . . . . . . . . . . . . . . .   K-11
  Signatures  . . . . . . . . . . . . . . . . . . . . . .   K-12

     This Annual Report on Form 10-K includes, in Items 1, 3, 7, 7A and elsewhere, statements that may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included in this report, in future filings with the Securities and Exchange Commission ("SEC") and in written and verbal statements by the Company and its representatives that address events, developments or financial results that the Company expects, believes or estimates will or may occur in the future are forward-looking statements that are intended to be covered by the safe harbor provisions of that Act. These statements are based on the Company's assumptions and estimates made in light of its experience and analysis of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. They are subject to a number of assumptions, risks and uncertainties, many of which are beyond the control of Chiquita, including the prices at which Chiquita can sell its products, the costs at which it can purchase or grow (and availability of) fresh produce and other raw materials, currency exchange rate fluctuations, natural disasters and unusual weather conditions, operating efficiencies, labor relations, access to capital, actions of governmental bodies, and other market and competitive conditions. Investors are cautioned that the forward looking statements speak as of the date made and are not guarantees of future performance.
Actual results or developments may differ materially from the expectations expressed or implied in the forward-looking statements.

                                    PART I
ITEM 1 - BUSINESS
                                    GENERAL

     Chiquita Brands International, Inc. ("Chiquita" or the "Company") is a leading international marketer, producer and distributor of quality fresh fruits and vegetables and processed foods sold under the "Chiquita" and other brand names. The Company has capitalized on its "Chiquita" and other premium brand names by building on its reputation for quality and worldwide leadership position in the marketing, distribution and sourcing of bananas and other fresh produce. In addition, in recent years, the Company has expanded its processed fruit and vegetable operations, primarily through acquisitions of vegetable canning companies.

     The Company conducts business in two segments, organized primarily on a product line basis, with each segment offering a variety of different but related products. The Fresh Produce segment includes the production, transportation, distribution and marketing of Chiquita bananas and a wide variety of other fresh fruits and vegetables. The Processed Foods segment consists of the production, distribution and marketing of the Company's private-label and branded canned vegetables, branded fruit and vegetable juices and beverages, processed bananas and edible oil based consumer products. No individual customer accounted for more than 10% of the Company's consolidated net sales during any of the last three years. Financial information by business segment and geographic area for the last three years is set forth in
Note 13 to the Consolidated Financial Statements included in the Company's
1999 Annual Report to Shareholders.

    In 1993, the European Union ("EU") implemented a banana quota regime which restricts the importation into the EU of bananas from Latin America, Chiquita's primary source of fruit. The quota regime has significantly affected the worldwide banana industry and severely burdened Chiquita's operations. Since 1993, the Company has reduced operating costs and taken other measures to adjust to the quota regime. For a discussion of the EU quota and other factors affecting Chiquita's results of operations, liquidity and financial condition, see "Management's Analysis of Operations and Financial Condition" included in the Company's 1999 Annual Report to Shareholders. Factors that may cause fluctuations in operating results are also discussed below.

Fresh Produce
--------------
     The Company markets an extensive line of fresh fruits and vegetables sold under the "Chiquita" and other brand names. Chiquita's fresh fruits and vegetables include bananas, berries, citrus, mangoes, melons, tomatoes, lettuce, mushrooms and a wide variety of other fresh produce. Fresh Produce sales, as a percent of consolidated net sales, amounted to 80% in 1999, 82% in 1998 and 90% in 1997. In 1999, approximately half of Fresh Produce sales were in North America and the remainder were in European and other international markets. The core of Chiquita's Fresh Produce operations is the marketing, distribution and sourcing of bananas. Sales of bananas accounted for approximately two-thirds of Fresh Produce net sales in each of the last three years.

    Chiquita believes it derives competitive benefits in the marketing, distribution and sourcing of fresh produce through:

          *  recognized brand names and a reputation for quality;

          * strong market positions in North America and Europe, its principal markets;
                                    - K-1 -

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

     Fresh produce is highly perishable and must be brought to market and sold generally within 30 to 60 days after harvest. Some items, such as lettuce and berries, must be sold more quickly, while other items, such as apples and pears, can be held in cold storage for longer periods of time.

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

     Bananas are distributed and marketed internationally in a highly competitive environment. While smaller companies, including growers' cooperatives, are a competitive factor, Chiquita's primary competitors are a limited number of other international banana importers and exporters. To compete successfully, Chiquita must be able to source bananas of uniformly high quality and, on a timely basis, transport and distribute them to worldwide markets. Chiquita sells approximately one-fourth of all bananas imported into each of North America and Europe, its principal markets.

     Chiquita sources fresh fruit from Central and South America for international distribution in order to increase the year-round availability of certain types of seasonal produce. In other instances, the sourcing and distribution of fresh produce is more regionalized. Typically in these regional markets, no single competitor has a dominant market share.

     To control quality, bananas are normally ripened under controlled conditions. Most other types of fresh produce are already ripe when shipped or ripen naturally. The Company sells some bananas ripened in its own facilities or under contractual ripening arrangements. Chiquita also provides advice and technical assistance to customers who purchase unripened bananas. Chiquita generally obtains a premium price for its bananas due to its reputation for quality and its innovative ripening and marketing techniques, which include providing retail marketing support services to its customers.

     LOGISTICS. Transportation costs are significant in Chiquita's Fresh Produce business. Oil is an important component of transportation costs. Fresh produce distributed internationally is transported primarily by ocean-going vessels. Chiquita ships its tropical fruit in refrigerated vessels owned or chartered by the Company. All of Chiquita's tropical fruit shipments into the North American market are delivered using pallets or containers.
This minimizes damage to the product by eliminating the need to handle individual boxes. Chiquita owns or controls under long-term lease approximately 75% of its aggregate shipping capacity. The remaining capacity is operated under contractual arrangements having terms of approximately one year. (See also ITEM 2 PROPERTIES and Notes 4 and 5 to the Consolidated Financial Statements included in the Company's 1999 Annual Report to Shareholders.)

     Chiquita operates loading and unloading facilities which it owns or leases in Central and South America and various ports of destination. Chiquita generally uses common carriers and trucks owned or leased by the Company to transport fresh produce to and from these ports as well as fresh produce grown near its intended market.

     SOURCING. Chiquita has a greater number and geographic diversity of major sources of bananas than any of its competitors. During 1999, approximately one-fourth of all bananas sold by Chiquita were sourced from each of Costa Rica and Panama. Bananas are also sourced from numerous other countries. Colombia, Ecuador, Guatemala and the Philippines each produced between 7% and 15% (depending on the country) of the bananas sold by Chiquita during 1999. As described below, Chiquita's banana production for 1999 was significantly reduced in Guatemala and virtually eliminated in Honduras as a result of Hurricane Mitch. The Company met its banana volume requirements in 1999 through improved productivity in its other farm divisions and through purchases of fruit from other growers. Rehabilitated farms in Guatemala and Honduras are expected to return to full production in the first half of 2000.

     In 1999, approximately 45% of bananas sourced by Chiquita were produced by subsidiaries and the remainder were purchased under fruit supply arrangements from other growers. Generally, these arrangements require less initial capital investment by the Company than owned production facilities. Under some of these fruit supply arrangements, Chiquita furnishes financial and technical assistance to its suppliers to support the production and preparation of bananas for shipment. Approximately 14% of the bananas sold by Chiquita in 1999 were purchased from one supplier in Ecuador. No other single supplier provided more than 10% of Chiquita's bananas.

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

     Fresh produce is vulnerable to adverse weather conditions including windstorms, floods, drought and temperature extremes, which are quite common but difficult to predict. Fresh produce is also vulnerable to crop disease and pests. These factors may result in lower sales volume and increased costs, but may also restrict supplies and lead to an increase in prices for fresh produce. In addition, production may be affected by political changes in countries where fruits and vegetables are grown. However, competitors may be affected differently, depending upon their ability and the cost to obtain adequate supplies from sources in other geographic areas. Chiquita's overall risk from these factors is reduced by the geographic diversity of its producing locations.

     In late October and early November of 1998, Chiquita sustained significant damage to its operations in Honduras and Guatemala as a result of widespread flooding caused by Hurricane Mitch. Nearly all of the banana plantings on the Company's 17,000 acres of cultivations in Honduras were destroyed; approximately two-thirds of the plantings on the Company's 8,000
acres of cultivations in Guatemala were destroyed or severely damaged.   The
Company has rehabilitated approximately half of the affected acreage in Honduras and substantially all affected acreage in Guatemala.

Processed Foods
-----------------
     Chiquita's Processed Foods include:
     * private-label and branded canned vegetables sold in North America and abroad;
     *  fruit and vegetable juices and beverages sold in North
        America and Europe;
     * processed bananas sold primarily in North America, Europe and the Far East under the "Chiquita" brand; and
     * other consumer products (primarily edible oils) sold in Honduras under the "Numar" and other brand names.

     Processed Foods sales, as a percent of consolidated net sales, amounted to 20% in 1999, 18% in 1998 and 10% in 1997. This business has expanded since 1996 through acquisitions of vegetable canning companies. Sales of canned vegetables accounted for 80% of Processed Foods net sales in 1999, 81% in 1998 and 63% in 1997.

     Chiquita's vegetable canning operations are conducted by its subsidiary, Chiquita Processed Foods, L.L.C. ("CPF"). CPF operates 20 processing facilities in the upper Midwest and Northwest and markets a full line of over 25 types of processed vegetables, including corn, green beans, peas, pumpkin, root vegetables and other related products, to retail and food service customers throughout the U.S. and in over 40 other countries. Corn is CPF's leading canned vegetable product, accounting for approximately 30% of Processed Foods net sales. CPF enjoys the largest share of the U.S. private-label canned vegetable business. It also sells branded products under the "Stokely's," "Read" and other labels. CPF competes directly with a few major producers of both branded and private-label canned vegetables, as well as indirectly with numerous marketers of frozen and fresh vegetable products.

     Operating results for CPF are dependent on product availability and market prices. Market prices tend to decrease as more product is available and increase when product is scarce. The availability of vegetables for canning is a direct result of planting acreage, weather and growing conditions and crop yields. Favorable growing conditions increase both crop size and crop quality.

     Prior to each growing season, CPF enters into fixed-price supply agreements with growers to purchase the vegetables to be processed in its canning facilities. These supply agreements are typically for one year. To ensure the quality and freshness of the vegetables used in its products, CPF:

            *  selects growers located near its canning facilities;
            *  requires growers to use seed selected by CPF; and
            *  controls the harvest process and its timing.

     CPF's products are shipped to customers primarily via truck or rail. CPF ships to its customers both directly from its plants and from regional storage and distribution centers. This maximizes customer service and efficiency.

     Sales of canned vegetables are not highly seasonal, although some products, such as canned pumpkin, have higher sales volume in certain months. Since the availability of vegetables for canning is predominantly seasonal, the production of canned vegetables is also seasonal. As a result, CPF requires a higher level of working capital to meet production requirements during these periods.

     The Company sells "Chiquita" branded fruit juices and beverages in North America and Europe. These include a full line of tropical blends which are manufactured by others to Chiquita's specifications and sold in shelf-stable servings through club stores and mass merchandisers. In addition, a national fruit juice producer produces and sells refrigerated and frozen juice products in the United States using the "Chiquita" brand name and pays Chiquita a license fee. In the western United States, the Company also produces and markets natural fresh fruit and vegetable juices sold under the "Ferraro's Earth Juice" and "Naked Juice" brand names; the Company has recently signed an agreement to sell this business. The Company's juice products compete with a wide variety of beverages in the highly competitive commercial beverages industry, which includes other regional and national producers of juice and juice drink products.

     Chiquita's processed banana products include banana puree, frozen banana pieces, sliced bananas and other specialty products. These products are sold to producers of baby food, fruit beverages, baked goods and fruit-based products, to wholesalers of bakery and dairy food products, and to selected licensees including Beech-Nut and General Mills. Chiquita produces these products in processing facilities in Costa Rica and through an Ecuadorian joint venture formed in late 1999. The joint venture replaces the Company's processed banana facility in Honduras, which had suffered significant damage caused by Hurricane Mitch. This joint venture will produce a broader range of processed fruit products, including pineapples and mangoes. Although Chiquita enjoys the largest share of the worldwide processed banana market, this industry remains highly competitive due to the existence of numerous other producers with available processing capacity, including other banana growers, fruit ingredients companies and large, international food companies.

     The Company's consumer products operations in Honduras are conducted through a 50%-owned joint venture. The joint venture produces and sells its edible oil and other products under the "Numar," "Clover" and other brand names. It competes principally with a number of small local firms and subsidiaries of multinational corporations.

                 RISKS OF INTERNATIONAL OPERATIONS
                 ---------------------------------
     The Company conducts operations in many foreign countries. Information about the Company's operations by geographic area is in Note 13 to the Consolidated Financial Statements included in the Company's 1999 Annual Report to Shareholders and is incorporated herein by reference. These operations are subject to a variety of risks inherent in doing business in those countries.

     In 1993, the European Union implemented a regulatory system governing the importation of bananas into the EU. By restricting the volume of Latin American bananas imported into the EU, this quota system had the effect of significantly decreasing the Company's overall volume and market share in Europe. The quota regime is administered through a licensing system and grants preferred status to producers and importers within the EU and its former colonies, while imposing restrictive quotas, licenses and tariffs on bananas imported from other sources, including Latin America, Chiquita's primary source of fruit. Following imposition of the EU quota regime, prices within the EU increased and have remained at a higher level than the levels prevailing prior to the quota. Banana prices in other worldwide markets, however, declined as the displaced EU volume entered those markets, and have remained lower than in years prior to the EU quota.

     The EU quota regime has been determined to be in violation of a number of international trade obligations by both the World Trade Organization ("WTO") and its predecessor, the General Agreement on Tariffs and Trade ("GATT"). See "Management's Analysis of Operations and Financial Condition" included in the Company's 1999 Annual Report to Shareholders for a chronology summarizing key developments since the quota regime was implemented.

     The EU continues to discuss numerous proposals to reform the EU banana import regime. There can be no assurance as to the nature, extent or timing of actions that may be taken by the EU or any other affected countries, nor as to their impact on the EU banana import regulation or on the Company's business.

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

     The Company's worldwide operations and products are subject to numerous governmental regulations and inspections by environmental, food safety and health authorities, including those relating to the use and disposal of agrichemicals. These regulations directly affect day-to-day operations. The Company believes it is substantially in compliance with applicable regulations. However, actions by regulators in the past have required, and in the future may require, operational modifications or capital improvements at various locations. In addition, if violations occur, regulators can impose fines, penalties and other sanctions, and the Company may be subject to private lawsuits alleging personal injury or property damage.

     The Company's operations involve transactions in a variety of currencies. Accordingly, its operating results may be significantly affected by fluctuations in currency exchange rates. These fluctuations affect Chiquita's operations because many of its costs are incurred in currencies different from those received from the sale of its products. In addition, there is normally a time lag between the incurrence of production costs and collection of the related sales proceeds. The Company's policy is to exchange local currencies for dollars immediately upon receipt, thus reducing exchange risk. The Company also engages in various hedging activities to further reduce potential losses on cash flows originating in currencies other than the U.S. dollar.
For information with respect to currency exchange, see Notes 1 and 7 to the Consolidated Financial Statements and "Management's Analysis of Operations and Financial Condition" included in the Company's 1999 Annual Report to Shareholders.

                                LABOR RELATIONS
                               -----------------
     The Company employs approximately 36,000 associates. Approximately 26,000 of these associates are employed in Central and South America, including 20,000 workers covered by 51 labor contracts. Contracts covering approximately 7,000 employees are currently being renegotiated or expire in 2000. The number of employees at the Company's vegetable canning subsidiary increases from approximately 2,300 to 4,600 during peak production times. Approximately 600 of these employees are covered by labor contracts.
Strikes or other labor-related actions are sometimes encountered upon expiration of labor contracts or during the term of the contracts.

ITEM 2 - PROPERTIES
-------------------
     The Company owns approximately 85,000 acres and leases approximately 45,000 acres of improved land, principally in Colombia, Costa Rica, Honduras and Panama. This land is primarily used for the cultivation of bananas and support activities, including the maintenance of floodways. The Company also owns warehouses, power plants, packing stations, irrigation systems and loading and unloading facilities used in connection with its Fresh Produce operations.

     The Company owns or controls under long-term bareboat charters 16 refrigerated vessels and has 6 additional vessels under time charters, primarily for transporting tropical fruit sold by Chiquita. From time to time, excess capacity may be utilized by transporting cargo for third parties or by chartering or subchartering vessels to other shippers. In addition, the Company enters into spot charters and contracts of affreightment as necessary to supplement its transportation resources. Chiquita also owns or leases other related equipment, including refrigerated container units, used to transport fresh produce. The owned ships are pledged as collateral for related financings.

     Properties used by the Company's Processed Foods operations include a total of 20 vegetable canning facilities in Idaho, Illinois, Iowa, Michigan, Minnesota, Oregon, Washington and Wisconsin, fruit processing facilities in Costa Rica and Ecuador, and edible oil processing facilities in Honduras. All of these facilities are owned, with the exception of the facilities in Ecuador and Honduras which are owned and operated by joint ventures. In addition, certain machinery and equipment owned by the Company's vegetable canning subsidiary is pledged as collateral for its credit facility.

     Other operating units of the Company own, lease and operate properties, principally in the United States, Europe, Central and South America, and Australia. The Company leases the space for its headquarters in Cincinnati, Ohio.
                                    - K-7 -

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

     For further information with respect to the Company's physical properties, see the descriptions under ITEM 1-BUSINESS-GENERAL above, and Notes 4 and 5 to the Consolidated Financial Statements included in the Company's 1999 Annual Report to Shareholders.

ITEM 3 - LEGAL PROCEEDINGS
----------------------------
      A number of legal actions are pending against the Company. Based on information currently available to the Company and on advice of counsel, management does not believe this litigation will, individually or in the aggregate, have a material adverse effect on the financial statements of the Company.

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

     In April 1998, the Company was notified that it is the subject of a confidential investigation by the SEC seeking to determine whether the Company has complied with certain provisions of the Securities Exchange Act of 1934 (the "Exchange Act"), including provisions of the Foreign Corrupt Practices Act (the "FCPA"). The investigation seeks to determine whether the Company, with respect to certain operations in Central and South America, has complied with FCPA provisions relating to the making or offering of illegal payments to foreign officials and the maintenance of fair and accurate books, records and accounts and an appropriate system of internal accounting controls or has complied with Exchange Act provisions relating to the making, or filing with the SEC of reports containing, untrue statements of material fact or omissions of material fact. Although it is not in a position to predict the outcome of this investigation, the Company believes that it has not violated the Exchange Act or the FCPA and is cooperating with the investigation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
-------------------------------------
     Carl H. Lindner (age 80) - Mr. Lindner has been Chairman of the Board and Chief Executive Officer of the Company since 1984.
He is also Chairman of the Board and Chief Executive Officer of American Financial Group, Inc. ("AFG") which, through its subsidiaries, is engaged primarily in property and casualty insurance businesses and in the sale of annuities and life insurance. For more than 40 years, Mr. Lindner has been Chairman of the Board and Chief Executive Officer of American Financial Corporation ("AFC"), which became an AFG subsidiary in 1995.

     Keith E. Lindner (age 40) - Mr. Lindner has been Vice Chairman of the Board since 1997 and was President and Chief Operating Officer of the Company from 1989 to 1997. He has served the Company in various executive capacities since 1984. Mr. Lindner is also CoPresident and a Director of AFG and AFC.

     Steven G. Warshaw (age 46) - Mr. Warshaw has been President and Chief Operating Officer and a Director of the Company since 1997. He served as Chief Financial Officer from 1994 to 1998, and as Executive Vice President and Chief Administrative Officer of the Company from 1990 to 1997. Mr. Warshaw has served the Company in various capacities since 1986.

     Peter A. Horekens (age 51) - Mr. Horekens was appointed President and Chief Operating Officer of the Company's Chiquita Fresh Group - Europe in March 2000. He was President and Chief Operating Officer of the Company's Chiquita Banana Group - Europe from 1997 to 2000. Mr. Horekens had previously been employed by Kellogg Company, a multi-national food company, for over five years, most recently as Vice President and Director of Asian Operations.

     Robert F. Kistinger (age 47) - Mr. Kistinger was appointed President and Chief Operating Officer of the Company's Chiquita Fresh Group in March 2000. He was President and Chief Operating Officer of the Company's Chiquita Banana Group from 1997 to 2000 and Senior Executive Vice President of the Chiquita Banana Group from 1994 to 1997. He has served the Company in various capacities since 1980.

     Warren J. Ligan (age 46) - Mr. Ligan has been Senior Vice President and Chief Financial Officer since 1998. Mr. Ligan has served the Company in various capacities since 1993, most recently as Vice President, Taxation.

     Robert W. Olson (age 54) - Mr. Olson has been Senior Vice President, General Counsel and Secretary of the Company since 1996. From 1995 to 1996, he was the Company's Vice President, General Counsel and Secretary. From 1987 to 1995, he served as Senior Vice President, General Counsel and Secretary of American Premier Underwriters, Inc. (formerly named The Penn Central Corporation), an affiliate of AFG. He was Senior Vice President and Secretary of AFG from April 1995 until he joined the Company.

     William A. Tsacalis (age 56) - Mr. Tsacalis has been Vice President and Controller of the Company since 1987. He was Controller from 1984 to 1987 and has served the Company in various capacities since 1980.

                                    PART II

ITEM 5 -  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS
-----------------------------------------------------------------------
     The Company's common stock is listed for trading on the New
York, Boston and Pacific Stock Exchanges under the symbol "CQB."
At March 15, 2000, there were 5,501 common shareholders of record. Price and dividend information for the Company's common stock is in Note 16 to the Consolidated Financial Statements included in the Company's 1999 Annual Report to Shareholders. Restrictions on the Company's ability to declare and pay dividends, and the suspension of its common stock dividend beginning in the first quarter of 2000, are described in "Management's Analysis of Operations and Financial Condition" and Note 8 to the Consolidated Financial Statements included in the Company's 1999 Annual Report to Shareholders. The information in Notes 8 and 16 described above is incorporated herein by reference.

ITEM 6 -  SELECTED FINANCIAL DATA
---------------------------------
     This information is included in the table entitled "Selected Financial Data" on page 28 of the Company's 1999 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------
     This information is included under the caption "Management's Analysis of Operations and Financial Condition" included on pages 3 through 7 of the Company's 1999 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK
----------------------------------------------------
     This information is included under the caption "Management's Analysis of Operations and Financial Condition - Market Risk Management" included on page 6 of the Company's 1999 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8 -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------
     The Consolidated Financial Statements of Chiquita Brands International, Inc. on pages 8 through 27 of the Company's 1999 Annual Report to
Shareholders, including "Quarterly Financial Data" in Note 16 to the Consolidated Financial Statements, are incorporated herein by reference.

ITEM 9 -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------
     None.
                                   - K-10 -

                                   PART III
                                  -----------
     Except for information relating to the Company's executive officers included in Part I of this report, the information required by the following Items will be included in Chiquita's definitive Proxy Statement which will be filed with the Securities and Exchange Commission in connection with the 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

ITEM 11 - EXECUTIVE COMPENSATION
----------------------------------

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT
--------------------------------------------------

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

                                    PART IV
                                    -------
ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K
------------------------------------------------------

      (a) 1. FINANCIAL STATEMENTS. The following consolidated financial statements of the Company and the Report of Independent Auditors are included in the Company's 1999 Annual Report to Shareholders and are incorporated by reference in Part II, Item 8:

                                                      Page of
                                                   Annual Report
                                                   --------------
      Report of Independent Auditors                     2
      Consolidated Statement of Income for
         1999, 1998 and 1997                             8
      Consolidated Balance Sheet at
         December 31, 1999 and 1998                      9
      Consolidated Statement of Shareholders'
         Equity for 1999, 1998 and 1997                 10
      Consolidated Statement of Cash Flow
         for 1999, 1998 and 1997                        11
      Notes to Consolidated Financial Statements        12

      2. FINANCIAL STATEMENT SCHEDULES. Financial Statement Schedules I - Condensed Financial Information of Registrant and II - Allowance for Doubtful Accounts Receivable are included on pages K-14 and K-15 and page K-16, respectively, of this Annual Report on Form 10-K. All other schedules are not required under the related instructions or are not applicable.

      3. EXHIBITS. See Index of Exhibits (pages K-18 and K-19) for a listing of all exhibits to this Annual Report on Form 10-K.

 (b) The Company has filed the following report on Form 8-K since September 30, 1999:

      February 7, 2000 - to file Amendment No. 4 and related agreements to the Company's Credit Agreement dated December 31, 1996.

                                  SIGNATURES
                                  -----------
   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2000.

                              CHIQUITA BRANDS INTERNATIONAL, INC.


                              By /s/ Carl H. Lindner
                              -------------------------
                              Carl H. Lindner
                              Chairman of the Board and Chief Executive
                              Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on March 27, 2000:


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

     CHIQUITA BRANDS INTERNATIONAL, INC. - PARENT COMPANY ONLY
    SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                (In thousands)

                            Condensed Balance Sheet

                                                December 31,
                                             1999        1998
                                         ----------  ---------
ASSETS
Current assets
 Cash and equivalents                      $ 23,458    $ 24,967
 Trade receivables, net                      22,513      17,377
 Other receivables, net                      30,955       1,262
                                         ----------   ---------
     Total current assets                    76,926      43,606

Investments in and accounts
 with subsidiaries                        1,551,987   1,508,849
Other assets                                 31,046      46,586
                                         ----------   ---------
     Total assets                        $1,659,959  $1,599,041
                                         ==========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Notes and loans payable                   $      -    $ 49,000
 Accounts payable and accrued liabilities    50,470      43,504
                                         ----------   ---------
     Total current liabilities               50,470      92,504
Long-term debt                              883,815     683,294
Accrued pension and other employee benefits  20,388      29,263
                                         ----------   ---------
      Total liabilities                     954,673     805,061

Shareholders' equity                        705,286     793,980
                                         ----------   ---------
      Total liabilities and shareholders'
        equity                           $1,659,959  $1,599,041
                                         ==========  ==========

                         Condensed Statement of Income

                                   1999       1998        1997
                                ---------   --------   ---------
Net sales                        $507,254   $503,753    $500,713

Cost of sales                    (431,722)  (438,222)   (436,624)
Selling, general and
  administrative                 (113,981)   (97,600)    (91,362)
Equity in earnings of subsidiaries 57,256     85,338     102,454
                                 --------   --------   ---------
      Operating income             18,807     53,269      75,181

Interest income                    13,446      1,553       3,951
Interest expense                  (82,335)   (71,614)    (70,589)
Other income, net                      -       6,880           -
                                 --------   --------   ---------
Income (loss) before income taxes (50,082)    (9,912)      8,543
Income taxes                       (8,300)    (8,500)     (8,200)
                                 --------   --------   ---------
Net income (loss)                $(58,382)  $(18,412)   $    343
                                 ========   =========  =========

     CHIQUITA BRANDS INTERNATIONAL, INC. - PARENT COMPANY ONLY
    SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                (In thousands)

                       Condensed Statement of Cash Flow

                                   1999        1998        1997
                                ---------    --------    --------
Cash flow from operations        $(69,546)    $(4,378)   $(47,341)
                                ---------    --------    --------
Investing
  Capital contributions to
    subsidiaries                  (41,865)          -        (434)
  Acquisitions of businesses            -     (18,907)    (21,600)
  Other                            (5,261)      5,016       1,284
                                 --------    --------    --------
Cash flow from investing          (47,126)    (13,891)    (20,750)
                                 --------    --------    --------
Financing
  Debt transactions
    Issuances of long-term debt   194,363           -           -
    Repayments of long-term debt        -      (4,909)    (15,366)
    Increase (decrease) in
     notes and loans payable      (49,000)     49,000           -
  Stock transactions
    Issuances of common stock          58       1,483       6,215
    Dividends                     (30,258)    (30,069)    (28,327)
                                 --------    --------   ---------
Cash flow from financing          115,163      15,505     (37,478)
                                 --------    --------   ---------
Decrease in cash and equivalents   (1,509)     (2,764)   (105,569)
Balance at beginning of year       24,967      27,731     133,300
                                 --------    --------   ---------
Balance at end of year            $23,458     $24,967     $27,731
                                 ========    ========   =========

                   Notes to Condensed Financial Information

1.These condensed financial statements present the accounts of the Chiquita
  Brands International, Inc. Parent Company only ("CBII"). For purposes of these condensed financial statements, CBII's investments in its subsidiaries are accounted for by the equity method.

2.For additional information regarding long-term debt and equity, see Notes 8 and 11 to the Consolidated Financial Statements included in the Company's 1999 Annual Report to Shareholders.

                CHIQUITA BRANDS INTERNATIONAL, INC.
     SCHEDULE II - ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

                          (In thousands)

                                   Year Ended December 31,
                                  1999       1998      1997
                                --------  --------  --------
      Balance at beginning
          of period              $10,603   $10,683   $ 9,832
                                --------  --------  --------
          Additions:
             Charged to costs
             and expenses          3,418     2,401     3,049
                                --------  --------  --------
          Deductions:
             Write-offs            1,382     3,011     1,441
             Other, net              425      (530)      757
                                --------  --------  --------
                                   1,807     2,481     2,198
                                --------  --------  --------
      Balance at end of period   $12,214   $10,603   $10,683
                                ========  ========  ========

                CHIQUITA BRANDS INTERNATIONAL, INC.
                         Index of Exhibits

Exhibit
Number                        Description
---------                     -------------
*3(i) Second Restated Certificate of Incorporation, filed as
      Exhibit 3(a) to Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, as amended by: (1) the Certificate of Amendment establishing the terms of the Series B Preferred Stock, filed as Exhibit 3(a) to Quarterly Report on Form 10-Q for the quarter ended June 30, 1996; (2) the Second Certificate of Amendment establishing the terms of the Series C Preference Stock, filed as Exhibit 3.1 to Current Report on Form 8-K dated September 15, 1997; (3) the Third Certificate of Amendment increasing the number of authorized shares and changing the title and par value of the common stock, filed as Exhibit 4 to Amendment No. 1 to Form 8-A dated June 18, 1998; and (4) the Fourth Certificate of Amendment reducing the number of shares designated as Series C Preference Stock, filed as Exhibit 5 to Amendment No. 1 to Form 8-A dated June 18, 1998

*3(ii)By-Laws, filed as Exhibit 3-b to Annual Report on Form 10-K for the year ended December 31, 1992

*4    Indenture dated as of February 15, 1994 between the
      Company and The Fifth Third Bank, Trustee, relating to the issuance of Senior Debt Securities, filed as Exhibit 4(c) of Registration Statement 333-00789, as amended by: (1) the First Supplemental Indenture dated as of June 15, 1994, filed as Exhibit 6(a)99(c) to Quarterly Report on Form 10-Q for the quarter ended June 30, 1994; (2) the Second Supplemental Indenture dated as of July 15, 1996, filed as Exhibit 4 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1996; and (3) the Third Supplemental Indenture dated as of June 15, 1999, filed as Exhibit
      4.2 to Amendment No. 1 to Form 8-A dated June 23, 1999. The Indenture has been further supplemented by the terms of the following Senior Debt Securities issued to date: (A) the Certificate of the Vice President and Controller of the Company establishing the terms of the 9 1/8% Senior Notes due 2004, filed as Exhibit 7(c)(3) to Current Report on Form 8-K dated February 8, 1994; (B) the Terms of the 10 1/4% Senior Notes due 2006 approved by the Executive Committee of the Board of Directors of the Company, filed as Exhibit 7(c)99.6 to Current Report on Form 8-K dated July 22, 1996; and (C) the Certificate of Actions taken by the President of the Company establishing the terms of the 10% Senior Notes due 2009, filed as Exhibit 4.3 to Amendment No. 1 to Form 8-A dated June 23, 1999.

      The Company has no other outstanding debt issues exceeding 10% of its consolidated total assets. The Company will furnish to the Securities and Exchange Commission, upon request, copies of all agreements and instruments defining the rights of security holders for debt issues not exceeding 10% of consolidated total assets.

*10-a Operating contracts dated February 18, 1998 between the
      Republic of Panama and Chiriqui Land Company consisting of Contract of Operations (Bocas del Toro), Contract of Operations (Armuelles), Amendment and Extension of the Lease Land Contract, and related documents as published in the Republic of Panama Official Gazette No. 23,485, filed as Exhibit 10-b to Annual Report on Form 10-K for the year ended December 31, 1997

*10-b Credit Agreement dated December 31, 1996 among
      Chiquita Brands International, Inc., The First National Bank of Boston, as administrative agent, and the financial institutions which are lenders relating to the Company's $125 million revolving credit facility, filed as Exhibit 10-d to Annual Report on Form 10-K for the year ended December 31, 1996, as amended by: (1) Amendment No. 1 dated as of December 8, 1997, filed as Exhibit 10-c to Annual Report on Form 10-K for the year ended December 31, 1997; (2) Amendment No. 2 dated as of May 19, 1999 and Amendment No. 3 dated as of July 23, 1999, filed as
      Exhibit 10 to Quarterly Report on Form 10Q for the quarter ended June 30, 1999; and (3) Amendment No. 4, and related pledge and security agreements, dated as of February 7, 2000, filed as Exhibits 10.1, 10.2 and 10.3 to Current Report on Form 8-K dated February 7, 2000

*10-c Credit Agreement dated as of September 22, 1999 among Chiquita Processed Foods, L.L.C., First Union National Bank, as administrative agent, and the financial institutions which are lenders, relating to CPF's $200 million senior secured credit facility, filed as
      Exhibit 10 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1999

      Executive Compensation Plans
      -----------------------------
*10-d 1986 Stock Option and Incentive Plan, as Amended and Restated effective May 13, 1998, filed as Exhibit 10-d to Annual Report on Form 10-K for the year ended December 31, 1998

*10-e 1998 Stock Option and Incentive Plan, included as
      Appendix A to the Company's definitive Proxy Statement filed on Schedule 14A dated April 8, 1998

*10-f 1997 Amended and Restated Deferred Compensation
      Plan (conformed to include amendments effective January 1, 1998), filed as Exhibit 10-f to Annual Report on Form 10-K for the year ended December 31, 1998

*10-g 1997 Deferred Compensation Plan for the Board of
      Directors (conformed to include amendments effective January 1, 1998), filed as Exhibit 10-g to Annual Report on Form 10-K for the year ended December 31, 1998

  13  Chiquita Brands International, Inc. 1999 Annual Report to
      Shareholders (pages 2 through 28)

  21  Subsidiaries of Registrant

  23  Consent of Independent Auditors

  24  Powers of Attorney

  27  Financial Data Schedule
 ---------------------------------------
   *  Incorporated by reference.

