Form 10-Q
period 2000-03-31
CHIQUITA BRANDS INTERNATIONAL INC
filed 2000-05-12
CIK 101063

3



------------------------------------------------------------------------
                                FORM 10-Q




                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549



         Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934



For the Quarterly Period Ended                      Commission File
March 31, 2000                                      Number 1-1550



                   CHIQUITA BRANDS INTERNATIONAL, INC.




Incorporated under the                              IRS Employer I.D.
Laws of New Jersey                                  No. 04-1923360



              250 East Fifth Street, Cincinnati, Ohio 45202
                             (513) 784-8000



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

   As of May 1, 2000, there were 66,479,630 shares of Common Stock outstanding.


                           Page 1 of 12 Pages

------------------------------------------------------------------------

                   CHIQUITA BRANDS INTERNATIONAL, INC.
                   -----------------------------------

                            TABLE OF CONTENTS
                           -----------------

                                                          Page
                                                          ----
PART I - Financial Information
------

  Item 1 - Financial Statements

     Consolidated Statement of Income for the
       quarters ended March 31, 2000 and 1999              3

     Consolidated Balance Sheet as of March 31, 2000,
       December 31, 1999 and March 31, 1999                4

     Consolidated Statement of Cash Flow for the
       quarters ended March 31, 2000 and 1999              5

     Notes to Consolidated Financial Statements            6

  Item 2 - Management's Analysis of Operations and
           Financial Condition                             9

  Item 3 - Quantitative and Qualitative Disclosures
           About Market Risk                              10


PART II - Other Information
-------

  Item 6 - Exhibits and Reports on Form 8-K               11

Signature                                                 12

PART I - Financial Information
------------------------------

Item 1 - Financial Statements
-----------------------------

                   CHIQUITA BRANDS INTERNATIONAL, INC.
                   -----------------------------------

              CONSOLIDATED STATEMENT OF INCOME (Unaudited)
              --------------------------------------------
                (In thousands, except per share amounts)

                                                Quarter Ended
                                                  March 31,
                                              ------------------
                                                2000      1999
                                              --------  --------
Net sales                                     $658,053  $693,002
                                              --------  --------
Operating expenses
  Cost of sales                                498,005   514,775
  Selling, general and administrative           69,700    78,738
  Depreciation                                  22,560    22,265
                                              --------  --------
                                               590,265   615,778
                                              --------  --------
  Operating income                              67,788    77,224

Interest income                                  3,105     2,289
Interest expense                               (31,966)  (26,693)
Other income, net                                   63        88
                                              --------  --------
  Income before income taxes                    38,990    52,908
Income taxes                                    (4,000)   (4,200)
                                              --------  --------

Net income                                    $ 34,990  $ 48,708
                                              ========  ========

Earnings per common share:
  Basic                                       $    .46  $    .68
  Diluted                                          .43       .60

Dividends per common share                    $     --  $    .05



             See Notes to Consolidated Financial Statements.

                   CHIQUITA BRANDS INTERNATIONAL, INC.
                   -----------------------------------

                 CONSOLIDATED BALANCE SHEET (Unaudited)
                  -------------------------------------
                  (In thousands, except share amounts)

                                     March 31,   December 31,   March 31,
                                       2000          1999         1999
                                   ------------  ------------  ------------
ASSETS
------
Current assets
  Cash and equivalents             $     80,394  $     97,863  $     97,902
  Trade receivables (less
    allowances of $12,009,
    $12,214 and $10,316)                233,915       209,741       239,884
  Other receivables, net                159,514       151,457       117,217
  Inventories                           386,302       421,806       353,272
  Other current assets                   34,719        22,000        32,550
                                   ------------  ------------  ------------
    Total current assets                894,844       902,867       840,825

Property, plant and equipment,
  net                                 1,173,002     1,177,823     1,121,376
Investments and other assets            337,035       333,257       367,192
Intangibles, net                        180,370       182,180       189,101
                                   ------------  ------------  ------------
    Total assets                   $  2,585,251  $  2,596,127  $  2,518,494
                                   ============  ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities
  Notes and loans payable          $    102,801  $     89,519  $    137,040
  Long-term debt due within
    one year                            204,918        40,235       101,335
  Accounts payable                      215,845       217,327       240,363
  Accrued liabilities                   104,746       141,341        99,638
                                   ------------  ------------  ------------
   Total current liabilities            628,310       488,422       578,376

Long-term debt of parent company        771,944       883,815       683,420
Long-term debt of subsidiaries          279,436       343,186       245,037
Accrued pension and other employee
  benefits                               60,119        68,162        86,375
Other liabilities                       109,978       107,256        90,124
                                   ------------  ------------  ------------
   Total liabilities                  1,849,787     1,890,841     1,683,332
                                   ------------  ------------  ------------

Shareholders' equity
  Preferred and preference stock        253,475       253,475       253,475
  Common stock, $.01 par value
    (66,444,064, 65,921,791 and
     65,734,685 shares)                     664           659           657
  Capital surplus                       765,139       761,079       758,935
  Accumulated deficit                  (272,893)     (303,607)     (173,817)
  Accumulated other comprehensive
    loss                                (10,921)       (6,320)       (4,088)
                                   ------------  ------------  ------------
    Total shareholders' equity          735,464       705,286       835,162
                                   ------------  ------------  ------------
    Total liabilities and
      shareholders' equity         $  2,585,251  $  2,596,127  $  2,518,494
                                   ============  ============  ============

             See Notes to Consolidated Financial Statements.

                   CHIQUITA BRANDS INTERNATIONAL, INC.
                   -----------------------------------

             CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)
             -----------------------------------------------
                             (In thousands)

                                              Quarter Ended
                                                March 31,
                                         ---------------------
                                            2000        1999
                                         ---------   ---------
Cash provided (used) by:
Operations
  Net income                             $  34,990   $  48,708
  Depreciation and amortization             24,225      23,869
  Changes in current assets and
    liabilities and other                  (60,565)    (54,171)
                                         ---------   ---------
    Cash flow from operations               (1,350)     18,406
                                         ---------   ---------

Investing
  Capital expenditures                     (18,290)    (23,744)
  Hurricane Mitch insurance proceeds            --      25,000
  Refundable deposits for container
    equipment                                   --       9,051
  Long-term investments                     (2,124)     (6,132)
  Other                                      3,753      (2,663)
                                         ---------   ---------
    Cash flow from investing               (16,661)      1,512
                                         ---------   ---------

Financing
  Debt transactions
    Repayments of long-term debt           (10,123)     (9,229)
    Increase in notes and loans
      payable                               14,941       5,816
  Stock transactions
    Issuances of common stock                   --          49
    Dividends                               (4,276)     (7,558)
                                         ---------   ---------
    Cash flow from financing                   542     (10,922)
                                         ---------   ---------

Increase (decrease) in cash and
  equivalents                              (17,469)      8,996
Balance at beginning of period              97,863      88,906
                                         ---------   ---------
Balance at end of period                 $  80,394   $  97,902
                                         =========    =========


             See Notes to Consolidated Financial Statements.

                   CHIQUITA BRANDS INTERNATIONAL, INC.
                   -----------------------------------

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
          -----------------------------------------------------

  Interim results are subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full fiscal year. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the results of the interim periods shown have been made. See Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for additional information relating to the Company's financial statements.

Earnings Per Share
------------------

  Basic and diluted earnings per common share ("EPS") are calculated as follows (in thousands, except per share amounts):

                                                    Quarter Ended
                                                      March 31,
                                                  ------------------
                                                    2000      1999
                                                  -------   -------
Net income                                        $34,990   $48,708
Dividends on preferred and preference stock        (4,276)   (4,276)
                                                  -------   -------
  Net income attributed to common shares
    for basic EPS                                  30,714    44,432
Add back dividends on preferred and
  preference stock                                  4,276     4,276
                                                  -------   -------
  Net income attributed to common shares
    for diluted EPS                               $34,990   $48,708
                                                  =======   =======
Weighted average common shares outstanding
  (shares used to calculate basic EPS)             66,266    65,618
Convertible preferred and preference stock         15,479    15,479
Stock options and other stock awards                  112       215
                                                  -------   -------
  Shares used to calculate diluted EPS             81,857    81,312
                                                  =======   =======

Basic EPS                                         $   .46   $   .68
Diluted EPS                                           .43       .60

  The assumed conversion to common stock of the Company's 7% convertible subordinated debentures would have an anti-dilutive effect on diluted EPS and, therefore, has not been included in the computation.

Segment Information (in thousands)
---------------------------------

  Financial information for the Company's business segments follows:

                                                 Quarter Ended
                                                   March 31,
                                          --------------------------
                                              2000          1999
                                          ------------  ------------
Net sales
  Fresh Produce                           $    524,563  $    573,261
  Processed Foods                              133,490       119,741
                                          ------------  ------------
                                          $    658,053   $   693,002
                                          ============  ============

Operating income
  Fresh Produce                           $     62,787  $     71,706
  Processed Foods                                5,001         5,518
                                          ------------  ------------
                                          $     67,788  $     77,224
                                          ============  ============

Inventories (in thousands)
--------------------------

                              March 31,   December 31,    March 31,
                                 2000         1999          1999
                            ------------  ------------  ------------
Fresh produce               $     48,275   $    39,762  $     47,319
Processed food products          164,102       215,365       139,455
Growing crops                    107,049       104,699       109,992
Materials, supplies and
  other                           66,876        61,980        56,506
                            ------------   -----------  ------------
                            $    386,302   $   421,806  $    353,272
                            ============  ============  ============

Hedging
-------

  Chiquita has a long-standing policy of periodically hedging transactions denominated in foreign currencies. At March 31, 2000, the Company had euro-denominated option contracts which ensure conversion of approximately euro 225 million of sales in 2000 at rates not lower than 1.02 dollars per euro or higher than 1.14 dollars per euro and approximately euro 25 million of sales in 2001 at rates not lower than .96 dollars per euro or higher than
1.12 dollars per euro. The carrying value of these option contracts at March 31, 2000 was approximately $3 million and their fair value based on quoted market prices was approximately $15 million.

Comprehensive Income
--------------------

  Comprehensive income for all periods presented consisted solely of net income and unrealized foreign currency translation losses, as follows (in thousands):

                                                Quarter Ended
                                                  March 31,
                                           -----------------------
                                              2000         1999
                                           ---------    ---------
Net income                                 $  34,990    $  48,708
Unrealized foreign currency
  translation losses                          (4,601)      (3,246)
                                           ---------    ---------

Comprehensive income                       $  30,389    $  45,462
                                           =========    =========

Item 2
------

                   CHIQUITA BRANDS INTERNATIONAL, INC.
                   -----------------------------------

                        MANAGEMENT'S ANALYSIS OF
                        ------------------------
                   OPERATIONS AND FINANCIAL CONDITION
                   ----------------------------------

Operations
----------

  Operating income for the first quarter of 2000 was $68 million compared to 1999 first quarter operating income of $77 million. The decrease in first quarter earnings primarily occurred in the Company's Fresh Produce business segment. During the first quarter of 2000, the Company continued to reduce production and logistics infrastructure costs in its Fresh Produce business, and began to realize benefits from its workforce reduction program announced in late 1999. These improvements were more than offset by the combined impact of a significantly stronger dollar (mitigated in part by the Company's foreign currency hedging program), higher fuel costs, and lower banana volume resulting, in part, from cool weather early in the quarter. Since March 31, 2000, the dollar has
continued  to  strengthen compared to major European currencies.   First
quarter operating results for the Company's Processed Foods business segment were comparable to the prior year.

  Interest expense increased in the first quarter of 2000 over the prior year primarily as a result of higher outstanding debt balances.

  The Company's effective tax rate is affected by the level and mix of income among various domestic and foreign jurisdictions in which the Company operates.

Financial Condition
-------------------

  Operating cash flow decreased by $20 million in the first quarter of 2000 from the prior year level primarily due to the lower earnings.

  During the first quarter of 2000, capital expenditures of $18 million included approximately $8 million to rehabilitate farms in Honduras and Guatemala which were destroyed or damaged by Hurricane Mitch in late 1998. These farms are expected to return to full production by mid-year 2000. Early in the second quarter of 2000, the Company received an additional $32 million of insurance proceeds related to Hurricane Mitch.

  At May 1, 2000, approximately $140 million of borrowings were available to Chiquita and its subsidiaries under committed lines of credit.

  Long-term debt due within one year increased $165 million from the end of 1999 primarily due to the reclassification from long-term debt of the Company's 7% subordinated debentures and a bank loan to certain of the Company's Costa Rican farm subsidiaries, both of which mature in the first quarter of 2001. The Company expects to repay these obligations from sources which include cash flow from operations, income tax refunds, insurance proceeds related to Hurricane Mitch and additional financing as necessary.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

  Reference is made to the discussion of Chiquita's Market Risk Management in "Management's Analysis of Operations and Financial Condition" in the Company's 1999 Annual Report to Shareholders. As of March 31, 2000, there were no material changes to the information presented.


                            *   *   *   *   *

  This quarterly report contains certain information that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. This information is subject to a number of assumptions, risks and uncertainties, including product pricing, costs to purchase or grow (and availability of) fresh produce and other raw materials, currency exchange rate fluctuations, natural disasters and unusual weather conditions, operating efficiencies, labor relations, access to capital, actions of governmental bodies, and other market and competitive conditions, many of which are beyond the control of Chiquita. Actual results or developments may differ materially from the expectations expressed or implied in the forward-looking information.

PART II - Other Information
---------------------------

 Item 6 - Exhibits and Reports on Form 8-K
 -----------------------------------------

                                                       Page
                                                      Number(s)
                                                      ---------
   (a) Exhibit 10 - Chiquita Brands International,
       Inc. Capital Accumulation Plan, effective
       January 1, 2000                                  **

       Exhibit 27 - Financial Data Schedule             **

       ** Omitted from this copy of Quarterly Report on Form 10-Q. Copy included in report filed electronically with the Securities and Exchange
          Commission.

    (b) The Company has filed the following report on Form 8-K since December 31, 1999:

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





May 12, 2000