Form 10-Q
period 2000-06-30
CHIQUITA BRANDS INTERNATIONAL INC
filed 2000-08-14
CIK 101063

------------------------------------------------------------------------



                                FORM 10-Q




                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549



         Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934



For the Quarterly Period Ended                      Commission File
June 30, 2000                                       Number 1-1550



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

  As of July 31, 2000, there were 66,557,712 shares of Common Stock outstanding.


                           Page 1 of 12 Pages

------------------------------------------------------------------------

                   CHIQUITA BRANDS INTERNATIONAL, INC.
                   ----------------------------------

                            TABLE OF CONTENTS
                            ----------------

                                                           Page
                                                           ----
PART I - Financial Information
------

  Item 1 - Financial Statements

     Consolidated Statement of Income for the quarters
       and six months ended June 30, 2000 and 1999           3

     Consolidated Balance Sheet as of June 30, 2000,
       December 31, 1999 and June 30, 1999                   4

     Consolidated Statement of Cash Flow for the six
       months ended June 30, 2000 and 1999                   5

     Notes to Consolidated Financial Statements              6

  Item 2 - Management's Analysis of Operations and
           Financial Condition                               9

  Item 3 - Quantitative and Qualitative Disclosures
           About Market Risk                                10


PART II - Other Information
-------

  Item 4 - Submission of Matters to a Vote of Security
           Holders                                          11

  Item 6 - Exhibits and Reports on Form 8-K                 11

Signature                                                   12

Part I - Financial Information
------------------------------

Item 1 - Financial Statements
-----------------------------

                   CHIQUITA BRANDS INTERNATIONAL, INC.
                   -----------------------------------

              CONSOLIDATED STATEMENT OF INCOME (Unaudited)
               -------------------------------------------
                (In thousands, except per share amounts)

                             Quarter Ended June 30,    Six Months Ended June 30,
                            ----------------------     -------------------------
                                2000       1999          2000           1999
                            ----------  ----------    ----------     ----------
Net sales                   $  601,465  $  676,857    $1,259,518     $1,369,859
                            ----------  ----------    ----------     ----------
Operating expenses
  Cost of sales                462,283     536,049       960,288      1,050,824
  Selling, general and
    administrative              72,133      82,204       141,833        160,942
  Depreciation                  23,004      22,433        45,564         44,698
                            ----------  ----------    ----------     ----------
                               557,420     640,686     1,147,685      1,256,464
                            ----------  ----------    ----------     ----------
  Operating income              44,045      36,171       111,833        113,395

Interest income                  2,824       2,311         5,929          4,600
Interest expense               (31,997)    (26,951)      (63,963)       (53,644)
Other income, net                   50          93           113            181
                            ----------  ----------    ----------     ----------
  Income before
    income taxes and
    extraordinary item          14,922      11,624        53,912         64,532
Income taxes                    (4,000)     (4,300)       (8,000)        (8,500)
                            ----------  ----------    ----------     ----------
  Income before
    extraordinary item          10,922       7,324        45,912         56,032
Extraordinary gain from
  debt prepayment                1,832          --         1,832             --
                            ----------  ----------    ----------     ----------

Net income                  $   12,754  $    7,324    $   47,744     $   56,032
                            ==========  ==========    ==========     ==========

Earnings per common
  share:
  Basic  -  Income before
              extraordinary
              item          $      .10  $     . 05    $      .56     $     . 72
          - Extraordinary
              item                 .03          --           .03             --
                            ----------  ----------    ----------     ----------
          - Net income      $      .13  $      .05    $      .59     $      .72
                            ==========  ==========    ==========     ==========
  Diluted - Income before
              extraordinary
              item          $      .10  $     . 05    $      .56     $      .69
          - Extraordinary
              item                 .03          --           .02             --
                            ----------  ----------    ----------     ----------
          - Net income      $      .13  $      .05    $      .58     $      .69
                            ==========  ==========    ==========     ==========

Dividends per common
  share                     $       --  $     . 05    $       --     $      .10
                            ==========  ==========    ==========     ==========

             See Notes to Consolidated Financial Statements.

                   CHIQUITA BRANDS INTERNATIONAL, INC.
                   ----------------------------------

                 CONSOLIDATED BALANCE SHEET (Unaudited)
                  -------------------------------------
                  (In thousands, except share amounts)

                                  June 30,     December 31,     June 30,
                                    2000          1999            1999
                                ------------   ------------   ------------
ASSETS
------
Current assets
  Cash and equivalents          $     94,413   $     97,863   $    180,362
  Trade receivables (less
    allowances of $12,047,
    $12,214 and $10,924)             192,366        209,741        237,477
  Other receivables, net             143,040        151,457         76,706
  Inventories                        340,196        421,806        343,651
  Other current assets                36,842         22,000         32,655
                                ------------   ------------   ------------
    Total current assets             806,857        902,867        870,851

Property, plant and equipment,
  net                              1,115,982      1,177,823      1,155,662
Investments and other assets         353,593        333,257        383,492
Intangibles, net                     169,116        182,180        187,348
                                ------------   ------------   ------------
    Total assets                $  2,445,548   $  2,596,127   $  2,597,353
                                ============   ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities
  Notes and loans payable       $     35,756   $     89,519   $     56,861
  Long-term debt due within
    one year                         185,673         40,235         92,943
  Accounts payable                   199,338        217,327        223,220
  Accrued liabilities                 99,913        141,341        104,043
                                ------------   ------------   ------------
    Total current liabilities        520,680        488,422        477,067

Long-term debt of parent
  company                            772,086        883,815        883,548
Long-term debt of subsidiaries       260,597        343,186        222,446
Accrued pension and other
  employee benefits                   58,518         68,162         84,424
Other liabilities                     88,696        107,256         98,186
                                ------------   ------------   ------------
    Total liabilities              1,700,577      1,890,841      1,765,671
                                ------------   ------------   ------------
Shareholders' equity
  Preferred and preference
    stock                            253,475        253,475        253,475
  Common stock, $.01 par value
    (66,532,262, 65,921,791 and
    65,788,077 shares)                   665            659            658
  Capital surplus                    765,582        761,079        759,632
  Accumulated deficit               (264,414)      (303,607)      (174,057)
  Accumulated other
    comprehensive loss               (10,337)        (6,320)        (8,026)
                                ------------   ------------   ------------
    Total shareholders'
      equity                         744,971        705,286        831,682
                                ------------   ------------   ------------
    Total liabilities and
      shareholders' equity      $  2,445,548   $  2,596,127   $  2,597,353
                                ============   ============   ============

             See Notes to Consolidated Financial Statements.

                   CHIQUITA BRANDS INTERNATIONAL, INC.
                   ----------------------------------

             CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)
             ----------------------------------------------
                             (In thousands)

                                          Six Months Ended June 30,
                                         ---------------------------
                                            2000             1999
                                         -----------     -----------
Cash provided (used) by:
Operations
  Income before extraordinary item       $    45,912     $    56,032
  Depreciation and amortization               48,874          47,915
  Changes in current assets and
    liabilities and other                     (9,353)        (17,217)
                                         -----------     -----------
    Cash flow from operations                 85,433          86,730
                                         -----------     -----------

Investing
  Capital expenditures                       (33,772)        (74,475)
  Hurricane Mitch insurance proceeds          32,500          25,000
  Proceeds from sale of business              16,228              --
  Acquisitions of businesses                      --         (21,619)
  Refundable deposits for container
    equipment                                     --           9,673
  Long-term investments                       (2,684)         (8,142)
  Other                                        1,088          11,424
                                         -----------     -----------
    Cash flow from investing                  13,360         (58,139)
                                         -----------     -----------
Financing
  Debt transactions
    Issances of long-term debt                    --         194,623
    Repayments of long-term debt             (41,588)        (42,330)
    Decrease in notes and loans
      payable                                (52,104)        (74,363)
  Stock transactions
    Issuances of common stock                     --              57
    Dividends                                 (8,551)        (15,122)
                                         -----------     -----------
    Cash flow from financing                (102,243)         62,865
                                         -----------     -----------

Increase (decrease) in cash and
  equivalents                                 (3,450)         91,456
Balance at beginning of period                97,863          88,906
                                         -----------     -----------
Balance at end of period                 $    94,413     $   180,362
                                         ===========     ===========

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

Earnings Per Share
------------------

  Basic and diluted earnings per common share ("EPS") are calculated as follows (in thousands, except per share amounts):

                                       Quarter Ended        Six Months Ended
                                         June 30,               June 30,
                                   --------------------   --------------------
                                      2000      1999        2000       1999
                                   ---------  ---------   ---------  ---------
Income before extraordinary
  item                             $  10,922  $   7,324   $  45,912  $  56,032
Extraordinary gain from debt
  prepayment                           1,832         --       1,832         --
                                   ---------  ---------   ---------   --------
Net income                            12,754      7,324      47,744     56,032
Dividends on preferred and
  preference stock                    (4,275)    (4,275)     (8,551)    (8,551)
                                   ---------  ---------   ---------   --------

  Net income attributed to
    common shares for basic EPS        8,479      3,049      39,193     47,481
Add back dividends on preferred
  and preference stock                    --         --       8,551      8,551
                                   ---------  ---------   ---------   --------

  Net income attributed to common
    shares for diluted EPS         $   8,479  $   3,049   $  47,744   $ 56,032
                                   =========  =========   =========   =========

Weighted average common shares
  outstanding (shares used to
  calculate basic EPS)                66,486     65,761      66,376     65,690
Convertible preferred and
  preference stock                        --         --      15,479     15,479
Stock options and other stock
  awards                                  11        137          62        176
                                   ---------  ---------   ---------  ---------

  Shares used to calculate
    diluted EPS                       66,497     65,898      81,917     81,345
                                   =========  =========   =========  =========

Earnings per common share:
  Basic   - Before extraordinary
              item                 $     .10  $    . 05   $     .56  $    . 72
          -  Extraordinary item          .03         --         .03         --
                                   ---------  ---------   ---------  ---------
          -  Net income            $     .13  $     .05   $     .59  $     .72
                                   =========  =========   =========  =========

  Diluted - Before extraordinary
              item                 $     .10  $    . 05   $     .56  $     .69
          - Extraordinary item           .03         --         .02         --
                                   ---------  ---------   ---------  ---------
          - Net income             $     .13  $     .05   $     .58  $     .69
                                   =========  =========   =========  =========

  The assumed conversions to common stock of the Company's 7% convertible subordinated debentures, preferred stock and preference stock are excluded from the diluted EPS computations for periods in which these items, on an individual basis, have an anti-dilutive effect on diluted EPS.

Segment Information (in thousands)
---------------------------------

  Financial information for the Company's business segments is as follows:

                              Quarter Ended           Six Months Ended
                                June 30,                   June 30,
                        ------------------------   -----------------------
                            2000         1999         2000         1999
                        -----------   ----------   ----------   ----------
Net sales
  Fresh Produce         $   487,160   $  557,816   $1,011,723   $1,131,079
  Processed Foods           114,305      119,041      247,795      238,780
                        -----------   ----------   ----------   ----------

                        $   601,465   $  676,857   $1,259,518   $1,369,859
                        ===========   ==========   ==========   ==========

Operating income
  Fresh Produce         $    37,130   $   29,273   $   99,917   $  100,979
  Processed Foods             6,915        6,898       11,916       12,416
                        -----------   ----------   ----------   ----------

                        $    44,045   $   36,171   $  111,833   $  113,395
                        ===========   ==========   ==========   ==========


Inventories (in thousands)
-------------------------

                               June 30,     December 31,     June 30,
                                 2000          1999            1999
                             ------------   ------------   ------------

Fresh produce                $     31,467   $     39,762   $     36,480
Processed food products           144,456        215,365        131,972
Growing crops                      98,721        104,699        110,406
Materials, supplies and
  other                            65,552         61,980         64,793
                             ------------   ------------   ------------

                             $    340,196   $    421,806   $    343,651
                             ============   ============   ============

Hedging
-------

  Chiquita has a long-standing policy of periodically hedging transactions denominated in foreign currencies. At June 30, 2000, the Company had euro-denominated option contracts which ensure conversion of approximately euro 115 million of sales in 2000 at rates not lower than
0.92 dollars per euro or higher than 1.14 dollars per euro. The Company also had euro-denominated option contracts which ensure conversion of approximately euro 55 million of sales in 2000 at rates not lower than
0.92 dollars per euro and approximately euro 225 million of sales in 2001 at rates not lower than 0.91 dollars per euro. The carrying value of these option contracts at June 30, 2000 was approximately $8 million and their fair value based on quoted market prices was approximately $4 million. In addition, the Company realized a gain of $8 million on the early termination of certain option contracts. This gain has been deferred and will be recognized to income on the original maturity dates of the terminated option contracts.

Comprehensive Income
--------------------

  Comprehensive income for all periods presented consisted solely of net income and unrealized foreign currency translation gains (losses), as follows (in thousands):

                              Quarter Ended         Six Months Ended
                                 June 30,               June 30,
                          ---------------------  ----------------------
                             2000       1999        2000        1999
                          ---------  ----------  ----------  ----------
Net income                $  12,754  $    7,324  $   47,744  $   56,032
Unrealized foreign
  currency translation
  gains (losses)                584      (3,938)     (4,017)     (7,184)
                         ----------  ----------  ----------  ----------
Comprehensive income     $   13,338  $    3,386  $   43,727  $   48,848
                         ==========  ==========  ==========  ==========


Acquisitions and Divestitures
-----------------------------

  In April 1999, Chiquita Processed Foods, L.L.C., the Company's vegetable canning subsidiary, acquired certain canning assets in Oregon. The purchase price of approximately $20 million was funded with borrowings under Chiquita Processed Foods' revolving credit facility. The acquisition was accounted for as a purchase.

  In June 2000, the Company's Australian fresh produce subsidiary, Chiquita Brands South Pacific Limited, issued additional shares in conjunction with two business acquisitions. The Company's voting interest is now below 50% and, as a result, the investment in this business is accounted for under the equity method. Also in June 2000, the Company sold its California Day-Fresh Foods, Inc. juice business (marketing under the "Naked Foods" and "Ferraro's" brands) to North Castle Partners, L.L.C., a venture capital firm. Proceeds consisted of $16 million in cash and $9 million in short-term notes.

Item 2
------

                   CHIQUITA BRANDS INTERNATIONAL, INC.
                   ----------------------------------

                        MANAGEMENT'S ANALYSIS OF
                        ------------------------
                   OPERATIONS AND FINANCIAL CONDITION
                   ----------------------------------

Operations
----------

  Operating income for the second quarter of 2000 was $44 million compared to 1999 second quarter operating income of $36 million. For the six months ended June 30, 2000, operating income was $112 million compared to $113 million in the first half of 1999. During the first half of 2000, the Company continued to achieve significant improvements in the production and logistics costs of its Fresh Produce business and to realize benefits from its workforce reduction program announced in late 1999. These improvements were offset by the combined impact of a significantly stronger dollar (mitigated in part by the Company's foreign currency hedging program), higher fuel costs, and lower banana volume in North America. Since June 30, 2000, the dollar has continued to strengthen compared to major European currencies. First half operating results for the Company's Processed Foods business segment were comparable to the prior year.

  Chiquita's second quarter 2000 operating income also includes charges and write-offs primarily relating to banana production assets, including the curtailment of Hurricane Mitch farm rehabilitation announced in June 2000. These charges were offset by a gain on the sale of California Day-Fresh Foods, Inc., a producer and distributor of natural fresh fruit and vegetable juices.

  Net interest expense increased in the first half of 2000 over the prior year as a result of higher average outstanding debt balances.

  The Company's effective tax rate is affected by the level and mix of income among various domestic and foreign jurisdictions in which the Company operates.

Financial Condition
-------------------

  Long-term debt due within one year increased $145 million from the end of 1999 primarily due to the reclassification from long-term debt of the Company's 7% subordinated debentures and a bank loan to certain of the Company's Costa Rican farm subsidiaries, both of which mature in the first quarter of 2001. The Company expects to repay these obligations with available cash and by obtaining additional financing.

  Additional financing to be obtained by the Company includes replacement of its $110 million parent company revolving credit facility, which expires in January 2001. The Company is in preliminary discussions with financial institutions regarding a new facility. The current parent company revolving credit facility has been used primarily for working capital purposes, with highest amounts typically drawn during the first half of the year.  At March 31, 2000, the balance outstanding under this
revolver was $42 million, its highest level in 2000.   At July 31, 2000,
no borrowings were outstanding under this facility. At July 31, 2000, approximately $65 million of additional borrowings were available to subsidiaries for working capital purposes under other committed lines of credit.

  Cash was unusually high at June 30, 1999 as a result of the Company's issuance late in June 1999 of its 10% Senior Notes due 2009.

  During the first six months of 2000, capital expenditures of $34 million included approximately $14 million to rehabilitate farms in Honduras and Guatemala which were destroyed or damaged by Hurricane Mitch in late 1998. During the second quarter of 2000, the Company received an additional $32 million of insurance proceeds related to Hurricane Mitch.

International
-------------

  As previously described under "Management's Analysis of Operations and Financial Condition - European Union Regulatory Developments" in the Company's 1999 Annual Report to Shareholders, in early 1999 the United States Trade Representative ("USTR") imposed prohibitive retaliatory duties on selected European Union ("EU") products accounting for $191 million of annual exports to the United States. This trade retaliation was authorized by the World Trade Organization ("WTO") because of the EU's failure to bring its banana import regime into conformity with its international trade obligations. In May 2000, the President of the United States signed into law a measure which should increase pressure on the EU to make its banana regime WTO consistent. Referred to as "carousel retaliation," this measure requires the USTR to change the list of imported goods subject to retaliatory sanctions every six months. The USTR is currently finalizing a new list of EU products which will be subject to prohibitive duties.

  In July 2000, the European Commission declared that it had been unable to achieve consensus among the principal banana exporting nations on allocation of import licenses and will therefore be studying the feasibility of distributing licenses on a "first come, first served" basis. The Commission further said that if it is not able to devise a manageable "first come, first served" system by October 2000, it would propose elimination of the quota in favor of a "tariff only" regime that would impose a very substantial tariff on Latin American bananas while leaving bananas imported from the EU and its former colonies duty free. The United States and Latin American producing countries have informed the EU that they do not believe either of these proposals would be implemented in a WTO consistent manner. Uncertainties remain as to the outcome of this dispute and its effect on the Company and the banana industry as a whole.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

  Reference is made to the discussion under "Management's Analysis of Operations and Financial Condition - Market Risk Management" in the Company's 1999 Annual Report to Shareholders. As of June 30, 2000, there were no material changes to the information presented.


                            *   *   *   *   *

  This quarterly report contains certain information that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. This information is subject to a number of assumptions, risks and uncertainties, including product pricing, costs to purchase or grow (and availability of) fresh produce and other raw materials, currency exchange rate fluctuations, natural disasters and unusual weather conditions, operating efficiencies, labor relations, ability to obtain debt or equity financing when and as needed, actions of governmental bodies, and other market and competitive conditions, many of which are beyond the control of Chiquita. Actual results or developments may differ materially from the expectations expressed or implied in the forward-looking information.

Part II - Other Information
---------------------------

  Item 4 - Submission of Matters to a Vote of Security Holders
  ------------------------------------------------------------

    In connection with the election of directors of the Company, proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. One of the nominees for director, Jean Head Sisco, passed away in April 2000 and the board was reduced to six members. The following votes (representing approximately 90% of the shares eligible to vote) were cast at the Company's Annual Meeting of Shareholders held on May 10, 2000:

                                       Votes
                              --------------------------
          Name                   For          Withheld
     -----------------        ----------      ---------
     Carl H. Lindner          58,573,007      1,659,917
     Keith E. Lindner         58,574,005      1,658,919
     Fred J. Runk             58,683,012      1,549,912
     William W. Verity        58,687,718      1,545,206
     Oliver W. Waddell        58,671,717      1,561,207
     Steven G. Warshaw        58,644,839      1,588,085


  Item 6 - Exhibits and Reports on Form 8-K
  -----------------------------------------

      (a)  Exhibit 27 - Financial Data Schedule

      (b)  There were no reports on Form 8-K filed
           by the Company during the quarter ended
           June 30, 2000.

                                SIGNATURE
                                ---------



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                CHIQUITA BRANDS INTERNATIONAL, INC.


                                By: /s/ William A. Tsacalis
                                    ------------------------------

                                   William A. Tsacalis
                                   Vice President and Controller
                                   (Chief Accounting Officer)





August 11, 2000