Form 10-Q
period 2000-09-30
CHIQUITA BRANDS INTERNATIONAL INC
filed 2000-11-14
CIK 101063

------------------------------------------------------------------------


                                FORM 10-Q




                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549



         Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934



For the Quarterly Period Ended                      Commission File
September 30, 2000                                  Number 1-1550



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

  As of October 31, 2000, there were 66,641,568 shares of Common Stock outstanding.


                           Page 1 of 12 Pages

------------------------------------------------------------------------

                   CHIQUITA BRANDS INTERNATIONAL, INC.
                   ----------------------------------

                            TABLE OF CONTENTS
                            -----------------


                                                            Page
                                                            ----
PART I - Financial Information
------

  Item 1 - Financial Statements

     Consolidated Statement of Income for the quarters
       and nine months ended September 30, 2000 and 1999      3

     Consolidated Balance Sheet as of September 30, 2000,
       December 31, 1999 and September 30, 1999               4

     Consolidated Statement of Cash Flow for the nine
       months ended September 30, 2000 and 1999               5

     Notes to Consolidated Financial Statements               6

   Item 2 - Management's Analysis of Operations and
     Financial Condition                                      9

   Item 3 - Quantitative and Qualitative Disclosures
     About Market Risk                                       11


PART II - Other Information
--------

   Item 6 - Exhibits and Reports on Form 8-K                 11

Signature                                                    12


Part I - Financial Information
------------------------------

Item 1 - Financial Statements
-----------------------------

                   CHIQUITA BRANDS INTERNATIONAL, INC.
                   ----------------------------------

              CONSOLIDATED STATEMENT OF INCOME (Unaudited)
               ------------------------------------------
                (In thousands, except per share amounts)

                               Quarter Ended           Nine Months Ended
                               September 30,             September 30,
                         ------------------------   ------------------------
                             2000        1999          2000          1999
                         -----------  -----------   -----------  -----------
Net sales                $   465,773  $  567,238    $ 1,725,291  $ 1,937,097
                         -----------  ----------    -----------  -----------
Operating expenses
  Cost of sales              408,771     483,922      1,369,059    1,534,746
  Selling, general and
    administrative            58,230      81,328        200,063      242,270
  Depreciation                22,558      22,294         68,122       66,992
                         -----------  ----------    -----------  -----------
                             489,559     587,544      1,637,244    1,844,008
                         -----------  ----------    -----------  -----------
  Operating income
    (loss)                   (23,786)    (20,306)        88,047       93,089

Interest income                3,371      12,647          9,300       17,247
Interest expense             (31,589)    (29,079)       (95,552)     (82,723)
Other income, net                 52          84            165          265
                         -----------  ----------    -----------  -----------
  Income (loss) before
    income taxes and
    extraordinary item       (51,952)    (36,654)         1,960       27,878
Income taxes                      --          --         (8,000)      (8,500)
                         -----------  ----------    -----------  -----------
  Income (loss) before
    extraordinary item       (51,952)    (36,654)        (6,040)      19,378
Extraordinary gain
  (loss)from debt
  extinguishment              (1,761)         --             71           --
                         -----------  ----------    -----------  -----------

Net income (loss)        $   (53,713) $  (36,654)   $    (5,969) $    19,378
                         ===========  ==========    ===========  ===========

Earnings per common
  share:
  Basic  - Income (loss)
             before
             extraordinary
             item        $      (.84) $     (.62)   $      (.28) $      .10
         - Extraordinary
             item               (.03)         --            .00          --
                         -----------  ----------    -----------  -----------
         - Net income
           (loss)        $      (.87) $     (.62)   $      (.28) $      .10
                         ===========  ==========    ===========  ==========

  Diluted- Income (loss)
             before
             extraordinary
             item        $      (.84) $     (.62)   $      (.28) $      .10
         - Extraordinary
             item               (.03)         --            .00          --
                         -----------  -----------   -----------  ----------
         - Net income
             (loss)      $      (.87) $     (.62)   $     (.28)  $      .10
                         =========== ===========    ==========   ==========

Dividends per common
  share                  $        --  $      .05    $       --   $      .15
                         ===========  ==========    ==========   ==========

             See Notes to Consolidated Financial Statements.

                   CHIQUITA BRANDS INTERNATIONAL, INC.
                   ----------------------------------

                 CONSOLIDATED BALANCE SHEET (Unaudited)
                  -------------------------------------
                  (In thousands, except share amounts)

                              September 30,   December 31,    September 30,
                                   2000           1999           1999
                              -------------   ------------   -------------
ASSETS
------
Current assets
  Cash and equivalents        $     109,965   $     97,863   $     132,947
  Trade receivables (less
    allowances of $9,746,
    $12,214 and $11,878)            184,888        209,741         211,204
  Other receivables, net             96,771        151,457         124,750
  Inventories                       442,527        421,806         438,157
  Other current assets               27,100         22,000          25,766
                              -------------   ------------   -------------
    Total current assets            861,251        902,867         932,824

Property, plant and
  equipment, net                  1,102,078      1,177,823       1,174,168
Investments and other
  assets                            342,054        333,257         358,433
Intangibles, net                    167,060        182,180         187,209
                              -------------   ------------   -------------
    Total assets              $   2,472,443   $  2,596,127   $   2,652,634
                              =============   ============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities
  Notes and loans payable     $      41,319   $     89,519   $      41,482
  Long-term debt due within
    one year                        180,360         40,235          37,085
  Accounts payable                  258,140        217,327         280,482
  Accrued liabilities               105,165        141,341         114,745
                              -------------   ------------   -------------
    Total current liabilities       584,984        488,422         473,794

Long-term debt of parent
  company                           772,231        883,815         883,680
Long-term debt of subsidiaries      285,151        343,186         311,382
Other liabilities                   145,905        175,418         192,716
                              -------------   ------------   -------------
    Total liabilities             1,788,271      1,890,841       1,861,572
                              -------------   ------------   -------------

Shareholders' equity
  Preferred and preference
    stock                           253,475        253,475         253,475
  Common stock, $.01 par value
    (66,616,884, 65,921,791
    and 65,842,074 shares)              666            659             658
  Capital surplus                   766,048        761,079         760,279
  Accumulated deficit              (322,402)      (303,607)       (218,278)
  Accumulated other
    comprehensive loss              (13,615)        (6,320)         (5,072)
                              -------------   ------------    ------------
    Total shareholders'
      equity                        684,172        705,286         791,062
                              -------------   ------------    ------------
    Total liabilities and
      shareholders' equity     $  2,472,443   $  2,596,127    $  2,652,634
                              =============   ============    ============

             See Notes to Consolidated Financial Statements.

                   CHIQUITA BRANDS INTERNATIONAL, INC.
                   ----------------------------------

             CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)
             -----------------------------------------------
                             (In thousands)

                                                   Nine Months Ended
                                                     September 30,
                                               ------------------------
                                                   2000         1999
                                               -----------   ----------

Cash provided (used) by:
Operations
  Income (loss) before
    extraordinary item                         $    (6,040)  $   19,378
  Depreciation and amortization                     72,982       71,736
  Collection of tax refund                          21,685           --
  Changes in current assets and
    liabilities and other                           (1,604)     (10,439)
                                               -----------   ----------

    Cash flow from operations                       87,023       80,675
                                               -----------   ----------

Investing
  Capital expenditures                             (46,127)    (118,654)
  Hurricane Mitch insurance
    proceeds                                        32,500       25,000
  Proceeds from sale of business                    16,228           --
  Proceeds from sales of property,
    plant and equipment                              5,825        8,759
  Acquisitions of businesses                            --      (21,619)
  Refundable deposits for container
    equipment                                           --        9,673
  Long-term investments                             (3,133)      (8,142)
  Other                                                335        3,647
                                               -----------   ----------

    Cash flow from investing                         5,628     (101,336)
                                               -----------    ---------

Financing
  Debt transactions
    Issuances of long-term debt                     63,434      232,630
    Repayments of long-term debt                   (84,616)     (52,087)
    Decrease in notes and loans
      payable                                      (46,541)     (93,209)
  Stock transactions
    Issuances of common stock                           --           57
    Dividends                                      (12,826)     (22,689)
                                               -----------    ---------

    Cash flow from financing                       (80,549)      64,702
                                               -----------    ---------

Increase in cash and equivalents                    12,102       44,041
Balance at beginning of period                      97,863       88,906
                                               -----------   ----------

Balance at end of period                       $   109,965   $  132,947
                                               ===========   ==========


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

Earnings Per Share
------------------

  Basic and diluted earnings per common share ("EPS") are calculated as follows (in thousands, except per share amounts):

                                Quarter Ended          Nine Months Ended
                                September 30,            September 30,
                            ----------------------   ----------------------
                               2000        1999        2000         1999
                            ---------   ----------   ---------   ----------
Income (loss) before
  extraordinary item        $ (51,952)  $ (36,654)  $  (6,040)   $   19,378
Extraordinary gain (loss)
  from debt
  extinguishment               (1,761)         --          71           --
                            ---------   ---------   ---------    ---------
Net income (loss)             (53,713)    (36,654)     (5,969)      19,378
Dividends on preferred and
  preference stock             (4,275)     (4,275)    (12,826)     (12,826)
                            ---------   ---------   ----------   ---------
  Net income (loss)
    attributed to common
    shares                  $ (57,988)  $ (40,929)  $ (18,795)   $   6,552
                            =========   =========   =========    =========

Weighted average common
  shares outstanding
  (shares used to calculate
  basic EPS)                   66,572      65,812      66,441       65,730
Stock options and other
  stock awards                     --          --          --          169
                            ---------   ---------   ---------    ---------

  Shares used to calculate
    diluted EPS                66,572      65,812      66,441       65,899
                            =========   =========   =========    =========

Basic and diluted earnings
  per common share:
    Before extraordinary
      item                  $    (.84)  $    (.62)  $    (.28)   $    .10
    Extraordinary item           (.03)         --         .00          --
                            ---------   ---------   ---------    --------
    Net income (loss)       $    (.87)  $    (.62)  $    (.28)   $    .10
                            =========   =========   =========    ========


  The assumed conversions to common stock of the Company's 7% convertible subordinated debentures, preferred and preference stock, stock options and other stock awards are excluded from the diluted EPS computations for periods in which these items, on an individual basis, have an anti-dilutive effect on diluted EPS.

Segment Information (in thousands)
----------------------------------

  Financial information for the Company's business segments is as follows:

                                Quarter Ended          Nine Months Ended
                                September 30,            September 30,
                            ---------------------  ------------------------
                               2000       1999        2000          1999
                            ---------  ----------  -----------  -----------
Net sales
  Fresh Produce            $  363,696  $  439,769  $ 1,375,418  $ 1,570,848
  Processed Foods             102,077     127,469      349,873      366,249
                           ----------  ----------  -----------  -----------

                           $  465,773  $  567,238  $ 1,725,291  $ 1,937,097
                           ==========  ==========  ===========  ===========
Operating income (loss)
  Fresh Produce            $  (31,502) $  (20,213) $    68,415  $    80,766
  Processed Foods               7,716       5,907       19,632       18,323
                           ----------  ----------  -----------  -----------

                           $  (23,786) $  (14,306) $    88,047  $    99,089
                           ==========  ==========  ===========  ===========


   Segment operating income (loss) for the third quarter of 1999 excludes
$6 million of charges resulting from a workforce reduction program.


Inventories (in thousands)
-------------------------

                            September 30,    December 31,    September 30,
                                2000             1999             1999
                           --------------   --------------   ------------

Fresh produce              $       32,416   $       39,762   $     36,918
Processed food products           249,699          215,365        232,186
Growing crops                      98,009          104,699        110,423
Materials, supplies and
  other                            62,403           61,980         58,630
                           --------------   --------------   ------------

                           $      442,527   $      421,806   $    438,157
                           ==============   ==============   ============

Hedging
-------

  Chiquita has a long-standing policy of periodically hedging transactions denominated in foreign currencies. At September 30, 2000, the Company had euro-denominated option contracts which ensure conversion of approximately euro 45 million of sales in 2000 at rates not lower than 0.88 dollars per euro or higher than 1.14 dollars per euro. The Company also had euro-denominated option contracts which ensure conversion of approximately euro 40 million of sales in 2000 and approximately euro 270 million of sales in 2001 at rates not lower than
0.88 dollars per euro. The carrying value of these option contracts at September 30, 2000 was approximately $8 million and their fair value based on quoted market prices was approximately $10 million. In addition, the Company realized gains of $13 million on the early termination of certain option contracts during the second and third quarters of 2000. At September 30, 2000, approximately $4 million of these gains have been recognized in income, and the remaining $9 million will be recognized in income in the fourth quarter of 2000 and in 2001 based on the original maturity dates of the terminated option contracts.

Accounting Pronouncements
-------------------------

  In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." This standard, which must be implemented for the Company's 2001 fiscal year, requires the recognition of all derivatives on the balance sheet at fair value, and recognition of the resulting gains or losses as adjustments to net income or other comprehensive income. The Company is currently evaluating the impact of SFAS No. 133 on its consolidated financial statements. The adoption of this standard could increase the likelihood of volatility in earnings and other comprehensive income, the extent of which is dependent upon the amount of derivatives outstanding and the timing and size of foreign exchange rate fluctuations.


Comprehensive Income (Loss)
--------------------------

  Comprehensive income (loss) for all periods presented consisted solely of net income (loss) and unrealized foreign currency translation gains (losses), as follows (in thousands):

                                 Quarter Ended          Nine Months Ended
                                 September 30,             September 30,
                            -----------------------   ----------------------
                               2000         1999         2000        1999
                            ----------   ----------   ---------   ----------
Net income (loss)           $  (53,713)  $  (36,654)  $  (5,969)  $   19,378
Unrealized foreign
  currency translation
  gains (losses)                (3,278)       2,954      (7,295)      (4,230)
                            ----------   ----------   ---------   ----------

Comprehensive income
  (loss)                    $  (56,991)  $  (33,700)  $ (13,264)  $   15,148
                            ==========   ==========   =========   ==========


Acquisitions and Divestitures
-----------------------------

  In April 1999, Chiquita Processed Foods, L.L.C., the Company's vegetable canning subsidiary, acquired certain canning assets in Oregon. The purchase price of approximately $20 million was funded with borrowings under Chiquita Processed Foods' revolving credit facility. The acquisition was accounted for as a purchase.

  In June 2000, the Company's Australian fresh produce subsidiary, Chiquita Brands South Pacific Limited, issued additional shares in conjunction with two business acquisitions. The Company's voting interest is now below 50% and, as a result, the investment is no longer consolidated but is accounted for under the equity method. Also in June 2000, the Company sold its California Day-Fresh Foods, Inc. juice business (marketing under the "Naked Foods" and "Ferraro's" brands) to North Castle Partners, L.L.C., a venture capital firm. Proceeds consisted of $16 million in cash and $9 million in short-term notes which were subsequently collected in October 2000.

Item 2
------
                   CHIQUITA BRANDS INTERNATIONAL, INC.
                   ----------------------------------

                        MANAGEMENT'S ANALYSIS OF
                        -------------------------
                   OPERATIONS AND FINANCIAL CONDITION
                   ----------------------------------

Operations
----------

  The Company incurred an operating loss of $24 million for the third quarter of 2000 compared to a 1999 third quarter operating loss of $20 million. For the nine months ended September 30, 2000, operating income was $88 million compared to $93 million for the nine months ended September 30, 1999. In 2000, the Company's results have been negatively affected by the strongest dollar in relation to major European currencies in the last 14 years. This results in fewer U.S. dollars from the Company's European sales (mitigated in part by the Company's foreign currency hedging program). Additionally, the Company's results have been adversely affected by higher fuel costs and lower banana volume in North America. The negative effects of these items have been partially offset by the Company's continued improvements in the production and logistics costs of its Fresh Produce business and benefits from its workforce reduction program announced in the third quarter of 1999. Operating results for the Company's Processed Foods business segment improved from the prior year as the Company continued to consolidate productive capacity in its canning operations.

  On a local currency basis, banana prices in 2000 have remained comparable to 1999. However, local banana prices in both years have been lower than in preceding years as the industry continues to experience an oversupply of bananas.

  Operating income for the nine months ended September 30, 2000 also includes charges and write-offs relating primarily to banana production assets. This includes the curtailment announced in June 2000 of additional Hurricane Mitch farm rehabilitation. These charges were offset by a gain on the sale of California Day-Fresh Foods, Inc., a producer and distributor of natural fresh fruit and vegetable juices. Operating income for both the quarter and nine months ended September 30, 1999 includes $6 million of workforce reduction charges.

  Net sales for the quarter and nine months ended September 30, 2000 decreased $101 million and $212 million from the corresponding periods in 1999 primarily as a result of the stronger dollar, lower banana volume in North America and the deconsolidation of the Company's Australian operations.

  Net interest expense increased in the first nine months of 2000 over the prior year as a result of higher average outstanding debt balances and $10 million of interest income on tax refunds recorded in the 1999 third quarter.

  The Company's effective tax rate is affected by the level and mix of income among various domestic and foreign jurisdictions in which the Company operates.


Financial Condition
-------------------

  Approximately $145 million of debt matures in the first quarter of 2001, composed primarily of the Company's 7% subordinated debentures and a bank loan to certain Costa Rican farm subsidiaries. The Company presently intends to satisfy these obligations and its seasonal working capital needs both with available cash and by obtaining additional financing. Additional financing may include a new revolving credit facility to replace the Company's $110 million revolving credit facility that expires in January 2001 and/or other issuances of securities. However, even if the Company is able to obtain these financings on satisfactory terms, further deterioration in industry conditions or in the euro exchange rate could adversely affect the Company's ability to repay the $145 million of first quarter 2001 obligations.

  The Company is in discussions with financial institutions regarding a new revolving credit facility. The Company's current revolving credit facility has been used primarily for working capital purposes, with highest amounts typically drawn during the first half of the year. During 2000, the highest balance outstanding under this revolver was $42 million at March 31, 2000. At October 31, 2000, no borrowings were outstanding under this facility.

  At October 31, 2000, approximately $50 million of additional borrowings were available to subsidiaries for working capital purposes under other committed lines of credit.

  As previously announced, the Company will not declare or pay any further dividends on any of its outstanding preferred and preference stock until conditions improve. This includes the $2.875 Non-Voting Cumulative Preferred Stock, Series A, $3.75 Convertible Preferred Stock, Series B, and $2.50 Convertible Preference Stock, Series C. Dividends on these series, which total $17 million annually, will continue to accrue, in accordance with the terms of these shares. The Company is not permitted, under the terms of the preferred shares, to pay dividends to common shareholders until preferred dividends in arrears have been fully paid.

  During the first nine months of 2000, capital expenditures of $46 million included approximately $18 million to rehabilitate farms in Honduras and Guatemala which were destroyed or damaged by Hurricane Mitch in late 1998.


International
-------------

  As previously described in the Company's 1999 Annual Report to Shareholders under "Management's Analysis of Operations and Financial Condition - European Union Regulatory Developments" and in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, in early 1999 the United States Trade Representative ("USTR") imposed prohibitive retaliatory duties on selected European Union ("EU") products accounting for $191 million of annual exports to the United States. In May 2000, the President of the United States signed into law a measure which could increase pressure on the EU to make its banana regime consistent with World Trade Organization ("WTO") rulings. Referred to as "carousel retaliation," this measure requires the USTR to change the list of imported goods subject to retaliatory sanctions every six months. The USTR is still considering how to implement that requirement.

  On October 4, 2000, the European Commission approved the broad outline of a "first come, first served" proposal that would continue to limit access for Latin American bananas and involve the "pre-allocation" of licenses based on the chronological order of applications and other criteria. It is not known whether the European member states will approve that proposal. The United States and Latin American producing countries have opposed this proposal and have informed the EU of their view that the "first come, first served" proposal would not be WTO consistent.

  Uncertainties remain as to the outcome of this dispute and its effect on the Company and the banana industry as a whole.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

  Reference is made to the discussion under "Management's Analysis of Operations and Financial Condition - Market Risk Management" in the Company's 1999 Annual Report to Shareholders. As of September 30, 2000, there were no material changes to the information presented.


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


Part II - Other Information
---------------------------

  Item 6 - Exhibits and Reports on Form 8-K
  -----------------------------------------

      (a)  Exhibit 27 - Financial Data Schedule

      (b) There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 2000.

                                SIGNATURE
                                ---------


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                CHIQUITA BRANDS INTERNATIONAL, INC.


                                By: /s/ William A. Tsacalis
                                   -------------------------------

                                   William A. Tsacalis
                                   Vice President and Controller
                                   (Chief Accounting Officer)





November 13, 2000