Form 10-K405
period 2000-12-31
CHIQUITA BRANDS INTERNATIONAL INC
filed 2001-04-02
CIK 101063

------------------------------------------------------------------------


                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                             FORM 10-K / 405

          Annual Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

For the Fiscal Year Ended                      Commission File
December 31, 2000                              Number 1-1550


                   CHIQUITA BRANDS INTERNATIONAL, INC.


Incorporated under the                         I.R.S. Employer I.D.
Laws of New Jersey                             No. 04-1923360

              250 East Fifth Street, Cincinnati, Ohio 45202
                             (513) 784-8000

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of Each Exchange
Title of Each Class                            On Which Registered
-------------------                            -------------------
Common Stock ($.01 par value)                  New York, Pacific, Boston
$2.875 Non-Voting Cumulative Preferred Stock,
  Series A                                     New York
$3.75 Convertible Preferred Stock, Series B    New York
10% Senior Notes due June 15, 2009             New York
Securities registered pursuant to Section 12(g) of the Act:   None

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

  As of March 15, 2001, there were 70,692,492 shares of Common Stock outstanding. The aggregate market value of Common Stock held by non-affiliates at March 15, 2001 was approximately $51 million.

                   Documents Incorporated by Reference
  Portions of the Chiquita Brands International, Inc. 2000 Annual Report to Shareholders are incorporated by reference in Parts I and II.

------------------------------------------------------------------------

                     CHIQUITA BRANDS INTERNATIONAL, INC.
                     -----------------------------------

                              TABLE OF CONTENTS
                              -----------------

                                                               Page
                                                               ----
Part I
------
   Item  1.   Business                                          K-1
   Item  2.   Properties                                        K-9
   Item  3.   Legal Proceedings                                K-10
   Item  4.   Submission of Matters to a Vote of
              Security Holders                                 K-10
   Executive Officers of the Registrant                        K-11

Part II
-------
   Item  5.   Market for Registrant's Common Equity and
               Related Stockholder Matters                     K-12
   Item  6.   Selected Financial Data                          K-12
   Item  7.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                      K-12
   Item 7A.   Quantitative and Qualitative Disclosures
               About Market Risk                               K-12
   Item  8.   Financial Statements and Supplementary
               Data                                            K-12
   Item  9.   Changes in and Disagreements with
               Accountants on Accounting and Financial
               Disclosure                                      K-12

Part III
--------
   Item 10.   Directors and Executive Officers of the
               Registrant                                      K-13
   Item 11.   Executive Compensation                           K-15
   Item 12.   Security Ownership of Certain Beneficial
               Owners and Management                           K-20
   Item 13.   Certain Relationships and Related
               Transactions                                    K-22

Part IV
-------
   Item 14.   Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K                         K-23
   Signatures                                                  K-24


   This Annual Report on Form 10-K includes statements that may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included in this report, in future filings with the Securities and Exchange Commission ("SEC") and in written and verbal statements by the Company and its representatives that address events, developments or financial results that the Company expects, believes or estimates will or may occur in the future are forward-looking statements that are intended to be covered by the safe harbor provisions of that Act. These statements are based on the Company's assumptions and estimates made in light of its experience and analysis of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. They are subject to a number of assumptions, risks and uncertainties, many of which are beyond the control of Chiquita, including its ability to reach agreement with holders of the parent company debt regarding a restructuring of such debt, the terms of any such restructuring, prices at which Chiquita can sell its products, the costs at which it can purchase or grow (and availability of) fresh produce and other raw materials, currency exchange rate fluctuations, natural disasters and unusual weather conditions, operating efficiencies, labor relations, actions of governmental bodies, including actions with regard to the European Union's banana import regime, and other market and competitive conditions. Investors are cautioned that the forward-looking statements speak as of the date made and are not guarantees of future performance. Actual results or developments may differ materially from the expectations expressed or implied in the forward-looking statements, and the Company undertakes no obligation to update any such statements.

                                   PART I
                                   ------
ITEM 1 - BUSINESS
-----------------

                                   GENERAL
                                   -------

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

     The Company conducts its business through subsidiaries, which operate in two segments. The segments are organized primarily on a product line basis, with each segment offering a variety of different but related products. The Fresh Produce segment includes the sourcing, transportation, distribution and marketing of Chiquita bananas and a wide variety of other fresh fruits and vegetables. The Processed Foods segment consists of the production, distribution and marketing of the Company's private-label and branded canned vegetables, branded fruit juices and beverages, processed bananas and edible-oil based consumer products. No individual customer accounted for more than 10% of the Company's consolidated net sales during any of the last three years. Financial information by business segment and geographic area for the last three years is set forth in Note 14 to the Consolidated Financial Statements included in the Company's 2000 Annual Report to Shareholders.

     The Company's operating performance has been adversely affected by a number of factors, resulting in losses in seven of the last nine years. In 1993, the European Union ("EU") implemented a banana quota and licensing regime which has significantly affected the worldwide banana industry and severely burdened Chiquita's operations. Although the Company has significantly reduced operating costs since 1993, the deterioration of operating results caused by this regime has been further exacerbated in recent years by the continued weakness of major European currencies against the U.S. dollar.

     These factors led to the Company's announcement in January 2001 that it intends to regain its financial health by restructuring the $862 million face amount of publicly-held senior notes and subordinated debentures of Chiquita Brands International, Inc., a parent holding company which does not have business operations of its own. If successful, the restructuring would result in conversion of a significant portion of such debt into common equity, and the equity interests of existing common, preferred and preference shareholders would be diluted. The restructuring plan would likely be presented for judicial approval under Chapter 11 of the U.S. Bankruptcy Code, which provides for companies to reorganize and continue to operate as going concerns. Discussions with debt holders are in the preliminary stages, and there can be no assurance that an agreement regarding a financial restructuring will be reached. As part of the restructuring initiative, the Company has discontinued all interest and principal payments on its public debt, including January and March 2001 interest payments on senior note issues and an $87 million principal payment of 7% subordinated debentures at maturity on March 28, 2001. As a result, all such debt is subject to acceleration. Because the proposed restructuring would affect only the debt of the parent holding company, the Company does not believe this restructuring would impact its day-to-day operations with regard to employees, customers, suppliers, distributors and general business.

     For further discussion of the EU quota, foreign exchange, the proposed parent company debt restructuring and other factors affecting Chiquita's results of operations, liquidity and financial condition, see "Management's Analysis of Operations and Financial Condition" and Note 2 to the
Consolidated

                                   - K-1 -

Financial Statements included in the Company's 2000 Annual Report to Shareholders. Factors that may cause fluctuations in operating results are also discussed below.

Fresh Produce
-------------

     The Company markets an extensive line of fresh fruits and vegetables sold under the "Chiquita" and other brand names. Chiquita's fresh fruits and vegetables include bananas, berries, citrus, grapes, lettuce, melons, mushrooms, onions, potatoes, stone fruit, tomatoes and a wide variety of other fresh produce. Fresh Produce sales, as a percent of consolidated net sales, amounted to 79% in 2000, 80% in 1999, and 82% in 1998. In 2000,
approximately 55% of Fresh Produce sales were in North America and the remainder were in European and other international markets. The core of Chiquita's Fresh Produce operations is the marketing, distribution and sourcing of bananas. Sales of bananas accounted for approximately two-thirds of Fresh Produce net sales in each of the last three years.

     Chiquita believes it derives competitive benefits in the marketing, distribution and sourcing of fresh produce through:

     *  highly recognized brand names and strong brand management;

     * a reputation for quality, superior service, and environmental and social responsibility;

     * strong market positions in North America and Europe, its principal markets;

     *  a modern, cost-efficient transportation system;

     * an industry leading position in terms of number and geographic diversity of major sources of bananas;

     *  state-of-the-art banana ripening techniques; and

     *  best-demonstrated agricultural practices.

These characteristics enhance Chiquita's ability to provide customers with premium quality products on a consistent basis.

     Distribution and Marketing. Chiquita sells and distributes a variety of quality fruit and vegetable products through a network of fresh produce operations in North America, Europe and the Pacific Rim. Some of these operations involve the sourcing, distribution and marketing of fresh fruits and vegetables while others involve only distribution and marketing. The Company has regional sales organizations to sell to major retail customers and wholesalers. The retail customers include large chain stores with which Chiquita enters into product and service contracts, typically for a one-year term.

     The Company's operating subsidiary, Chiquita Brands, Inc., owns the "Chiquita" trademark and most of the Company's other trademarks, which are registered in jurisdictions around the world. Approximately 90% of the bananas sold by the Company are sold under the "Chiquita" or "Chiquita Jr." brand name, with the remaining 10% sold under second labels such as "Consul" and "Amigo." Other fresh fruits are also sold under the "Chiquita" and other brand names and include apples, apricots, berries, cherries, grapes, melons, peaches, pears, plums and tomatoes. Fresh vegetables, such as asparagus, beans, broccoli, carrots, celery, cucumbers, lettuce, mushrooms, onions, peppers and potatoes, are sold under the "Premium" and other brand names.

                                   - K-2 -

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

For example, although banana production tends to be relatively stable throughout the year, banana pricing is seasonal. This is because bananas compete against other fresh fruit, a major portion of which comes to market beginning in the summer. As a result, banana prices are typically higher during the first half of the year.

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

     As consolidation has increased among domestic and international food retailers, wholesalers and retailers are seeking fewer suppliers of a wide range of fresh produce. Chiquita sources a variety of fresh produce from Central and South America and Mexico for international distribution. It sources certain types of seasonal produce in both the northern and southern hemispheres in order to increase availability throughout the year. For other types of fresh produce, the sourcing and distribution is more regionalized. Typically, in all these markets, no single competitor has a dominant market share.

     Bananas are one of the few fruits that ripen best off the plant. To control quality, bananas are normally ripened under controlled conditions. Most other types of fresh produce are already ripe when shipped or ripen naturally. In recent years, the Company has increased its sales of "yellow" (ripened) bananas relative to unripened green fruit. The Company currently operates ripening centers in Europe, North America and the Far East. In Europe, the Company owns state-of-the-art pressurized rooms with electronic controls to manage the ripening cycle. In addition, the Company has developed a unique patented ripening technology, used primarily in North America, that enables bananas to be ripened in shipping containers. The Company believes that providing this service benefits customers through improved quality, longer shelf-life, lower inventory levels and minimized investment.

     The Company has also entered into a number of relationships with major retailers where the Company acts as a technical advisor to the customer or actually operates the customer's ripening facilities. Chiquita also provides retail marketing support services to its customers. These services allow the Company to develop long-term supply relationships with these customers. Because of its reputation for consistent product quality, leadership in category management, the strength of the "Chiquita" brand and its innovative ripening and marketing techniques, Chiquita generally obtains a premium price for its bananas.

                                   - K-3 -

     Logistics. Transportation costs are significant in Chiquita's Fresh Produce business. Fuel oil is an important component of transportation costs. Fresh produce distributed internationally is transported primarily by ocean-going vessels. Chiquita ships its tropical fruit in refrigerated vessels owned or chartered by the Company. All of Chiquita's tropical fruit shipments into the North American and European markets are delivered using pallets or containers. This minimizes damage to the product by eliminating the need to handle individual boxes. Most of the Company's vessels are equipped with controlled atmosphere technology, which improves product quality and facilitates the ripening process. In addition, the Company transports third-party cargo primarily from North America to Latin America in order to reduce net transportation costs. Chiquita owns or controls under long-term lease approximately 75% of its aggregate shipping capacity. The remaining capacity is operated under contractual arrangements having terms of approximately one year. (See also ITEM 2 - PROPERTIES and Notes 5 and 6 to the Consolidated Financial Statements included in the Company's 2000 Annual Report to Shareholders.)

     Chiquita operates loading and unloading facilities which it owns or leases in Central and South America and various ports of destination. To transport fresh produce to and from these ports, as well as fresh produce grown near its intended market, Chiquita generally uses common carriers and trucks owned or leased by the Company.

     Sourcing. Chiquita has a greater number and geographic diversity of major sources of bananas than any of its competitors. During 2000, approximately one-fifth of all bananas sold by Chiquita were sourced from each of Costa Rica and Panama. Bananas are also sourced from numerous other countries. Among these, Colombia, Guatemala and Honduras each produced between 8% and 14% (depending on the country) of the bananas sold by Chiquita during 2000.

     The most significant cost in the production of bananas is labor, which varies depending on the country of origin. Since bananas are packed in cardboard boxes for shipment, paper cost is also significant.

     In 2000, approximately half the bananas sourced by Chiquita were produced by subsidiaries and the remainder were purchased under fruit supply arrangements from other growers. Purchasing fruit allows the Company to avoid substantial capital spending associated with the investment, maintenance and financing of additional banana farms. Under some of these fruit supply arrangements, Chiquita furnishes technical assistance to its suppliers to support the production and preparation of bananas for shipment. No single supplier provided more than 10% of the bananas sold by Chiquita in 2000.

     During the early 1990's, the Company expended significant capital to improve production and logistics efficiency and environmental performance. Since 1991, the Company has invested in and implemented the Better Banana Project, an independent certification program aimed at increasing quality and productivity while also minimizing environmental impact and improving conditions for workers. All of Chiquita's owned banana farms in Latin America have achieved certification under this program from third party environmental groups. The Company is also working with its third party suppliers to achieve compliance with these standards.

     After the destruction of farms in Honduras and Guatemala caused by Hurricane Mitch in 1998, the Company made substantial investments to rehabilitate certain farms and other production facilities which were destroyed or damaged. This permitted reorganization of these banana facilities to maximize productivity and minimize operating costs.

                                   - K-4 -

     In addition to its extensive production of bananas, Chiquita produces, primarily through joint ventures and other equity investments, apples and grapes in Chile, grapefruit in Florida, and mushrooms and berries in Australia. However, the majority of other fresh produce marketed by Chiquita is purchased from numerous geographically diverse producers and importers. Various arrangements involve formal long-term purchase contracts or informal market trading with unrelated suppliers. Under these arrangements, Chiquita may provide financial assistance. None of these arrangements accounts for more than 5% of the Company's consolidated net sales.

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

Processed Foods
---------------

     Chiquita's Processed Foods include:

     *  private-label and branded canned vegetables sold in North
        America and abroad;

     * processed bananas and other fruits sold primarily in North America, Europe and the Far East under the "Chiquita" brand;

     *  fruit juices and beverages sold in North America and Europe; and

     * other consumer products (primarily edible oils) sold in Honduras under the "Clover" and other brand names.

     Processed Foods sales, as a percent of consolidated net sales, amounted to 21% in 2000, 20% in 1999 and 18% in 1998. Sales of canned vegetables accounted for 83% of Processed Foods net sales in 2000, 80% in 1999 and 81% in 1998.

     Chiquita's vegetable canning operations are conducted by its subsidiary, Chiquita Processed Foods, L.L.C. ("CPF"). CPF's operations have continued to consolidate productive capacity and integrate four canning operations acquired from September 1997 through April 1999. CPF now operates 15 processing facilities in the upper Midwest and Northwest and markets a full line of over 20 types of processed vegetables, including corn, green beans, peas, pumpkin, root vegetables and other related products, to retail and food service customers throughout the U.S. and in over 40 other countries. Corn is CPF's leading canned vegetable product, accounting for approximately 30% of Processed Foods net sales.

     CPF is the largest processor of private-label canned vegetables in the U.S. and enjoys the largest share of the U.S. private-label canned vegetable business. Although the canned vegetable market as a whole has remained relatively static in the last five years, the private-label segment has exhibited consistent growth. Given the higher margins on these products relative to brand names, retailers continue to provide these products greater and more visible shelf space and have begun to focus on creating a broad brand image. As the retail segment of the industry has consolidated, retail chains have sought to differentiate their franchises and achieve higher margins, and private-label products have played a role in both of these initiatives. CPF also sells branded products under the "Stokely's," "Festal," "Tendersweet"
                                   - K-5 -
and other labels. CPF competes directly with a few major producers of both branded and private-label canned vegetables, as well as indirectly with numerous marketers of frozen and fresh vegetable products.

     Operating results for CPF are dependent on product availability and market prices. Market prices tend to decrease as more product is available and increase when product is scarce. The availability of vegetables for canning is a direct result of planting acreage, weather and growing conditions and crop yields. Favorable growing conditions increase both crop size and crop quality.

     Prior to each growing season, CPF enters into fixed-price supply agreements with local independent growers to purchase raw vegetables to be processed in its canning facilities. These supply agreements are typically for one year. To ensure the quality and freshness of the vegetables used in its products, CPF:

     *  selects growers located near its canning facilities;

     *  requires growers to use seed selected by CPF;

     *  periodically inspects the crops; and

     *  controls the harvest process and its timing.

     Following harvest, raw products are transported to the processing facility, where they are sorted, sized, cut or trimmed, washed, inspected and then canned and cooked, providing canned vegetables with a shelf life of three to five years. In addition to visual inspection, CPF increasingly relies on electronic inspection machinery that recognizes and rejects any off-color or blemished product. CPF's high emphasis on quality assurance during the production process also includes the grading and inspection of raw products, inspection of incoming cans, sampling and laboratory testing of products during production and inspection of finished goods on a sample basis prior to shipment.

     CPF's most important raw material besides raw vegetables is cans for product packaging. Can prices are typically agreed upon in the spring and do not fluctuate over the following pack season.

     CPF's products are shipped to customers via truck or rail. CPF ships to its customers both directly from its plants and from regional storage and distribution centers. This maximizes customer service and efficiency.

     Sales of canned vegetables are not highly seasonal, although some products, such as canned pumpkin, have higher sales volume in certain months. Since the availability of vegetables for canning is predominantly seasonal, the production of canned vegetables is also seasonal. As a result, CPF requires a higher level of working capital to meet production requirements during these periods.

     During 2000, the Company sold California Day-Fresh Foods, Inc., which produced and marketed natural fresh fruit and vegetable juices in the U.S.
In Europe, the Company continues to sell "Chiquita" branded fruit juices and beverages, which are manufactured by third parties to Chiquita's specifications. In the United States, several national fruit juice and beverage producers manufacture and sell shelf-stable, refrigerated and frozen juice and beverage products using the "Chiquita" brand name and pay Chiquita a license fee. The Company's juice products compete with a wide variety of beverages in the highly competitive commercial beverages industry.

     Chiquita's processed banana products include banana puree, frozen banana pieces, sliced bananas and other specialty products. These products are sold to producers of baby food, fruit beverages, baked goods and fruit-based products, and to wholesalers of bakery and dairy food products, including selected

                                   - K-6 -
licensees such as Beech-Nut and General Mills. Chiquita produces these products in a processing facility in Costa Rica and through an Ecuadorian joint venture. This joint venture produces a broad range of processed fruit products, including passion fruit, pineapples and mangoes. Although Chiquita enjoys the largest share of the worldwide processed banana market, this industry remains highly competitive due to the existence of numerous other producers with available processing capacity, including other banana growers, fruit ingredients companies and large, international food companies.

     The Company's consumer products operations in Honduras are conducted through a 50%-owned joint venture. The joint venture produces and sells palm-oil based products, including cooking oils, shortening, margarine, soaps, and other products such as tomato pastes and flour, under the "Clover" and other brand names. It competes principally with a number of small local firms and subsidiaries of multinational corporations.

                      RISKS OF INTERNATIONAL OPERATIONS
                      ---------------------------------

     The Company conducts operations in many foreign countries. Information about the Company's operations by geographic area is in Note 14 to the Consolidated Financial Statements included in the Company's 2000 Annual Report to Shareholders and is incorporated herein by reference. The Company's foreign operations are subject to a variety of risks inherent in doing business abroad.

     In 1993, the European Union implemented a quota regime which reduced the volume of bananas imported into the EU from Latin America, Chiquita's primary source of fruit, while granting market access to bananas grown in Caribbean and African sources that far exceeded pre-1993 volumes from those areas. In addition, the new system allocated a majority of the licenses necessary to gain access to the Latin American quota to importers that had marketed less than 5% of those bananas prior to 1993. This quota and licensing regime had the effect of significantly decreasing the Company's overall volume and market share in the EU. Following imposition of this regime, prices within the EU increased and have remained at a higher level than the levels prevailing prior to the quota. Banana prices in other worldwide markets, however, declined as the displaced EU volume entered those markets, and have remained lower than in years prior to the EU quota.

     The EU quota and licensing regime has been determined to be in violation of a number of international trade obligations by both the World Trade Organization ("WTO") and its predecessor, the General Agreement on Tariffs and Trade ("GATT"). Recently, the EU indicated its intention to implement a "first come, first served" system that would continue to limit access for Latin American bananas. The EU's current implementation target for the new "first come, first served" system is July 1, 2001. See "Management's Analysis of Operations and Financial Condition" included in the Company's 2000 Annual Report to Shareholders for a chronology summarizing key developments and challenges to the quota and licensing regime since it was first implemented.

     Uncertainties remain as to the outcome of this dispute and its effect on the Company and the banana industry as a whole. If the recently proposed "first come, first served" system is implemented, it would likely result in even further harm to the Company's business.

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

     The Company's operations involve transactions in a variety of currencies. Accordingly, its operating results may be significantly affected by fluctuations in currency exchange rates. These fluctuations affect Chiquita's operations because many of its costs are incurred in currencies different from those received from the sale of its products. In addition, there is normally a time lag between the incurrence of production costs and collection of the related sales proceeds. The Company's policy is to exchange local currencies for dollars immediately upon receipt, thus reducing exchange risk. The Company also engages in various hedging activities to further reduce potential losses on cash flows originating in currencies other than the U.S. dollar. Nevertheless, in recent years, operating results have been adversely affected by the continued weakness of major European currencies against the U.S. dollar.

     For information with respect to currency exchange, see Notes 1 and 8 to the Consolidated Financial Statements and "Management's Analysis of Operations and Financial Condition" included in the Company's 2000 Annual Report to Shareholders.

                               LABOR RELATIONS
                               ---------------

     The Company employs approximately 30,000 associates. Approximately 23,000 of these associates are employed in Central and South America, including 19,000 workers covered by 35 labor contracts. Contracts covering approximately 9,000 employees are currently being renegotiated or expire in 2001. The number of employees at the Company's vegetable canning subsidiary increases from approximately 1,700 to 4,500 during peak production times. Approximately 500 of these employees are covered by labor contracts. Strikes or other labor-related actions sometimes occur upon expiration of labor contracts or during the term of the contracts.

ITEM 2 - PROPERTIES
-------------------

     The Company owns approximately 75,000 acres and leases approximately 35,000 acres of improved land, principally in Colombia, Costa Rica, Honduras and Panama. This land is primarily used for the cultivation of bananas and support activities, including the maintenance of floodways. The Company also owns warehouses, power plants, packing stations, irrigation systems and loading and unloading facilities used in connection with its Fresh Produce operations.

     The Company owns or controls under long-term bareboat charters 16 refrigerated vessels and has 5 additional vessels under time charters, primarily for transporting tropical fruit sold by Chiquita. From time to time, excess capacity may be utilized by transporting cargo for third parties or by chartering or subchartering vessels to other shippers. In addition, the Company enters into spot charters and contracts of affreightment as necessary to supplement its transportation resources. Chiquita also owns or leases other related equipment, including refrigerated container units, used to transport fresh produce. The Company's fleet of shipping vessels was built through a substantial investment program during the late 1980's and early 1990's. These refrigerated transport vessels have economic lives in excess of 25 years. The owned ships are pledged as collateral for related financings.

     Properties used by the Company's Processed Foods operations include a total of 15 vegetable canning facilities in Idaho, Illinois, Iowa, Michigan, Minnesota, Oregon, Washington and Wisconsin, fruit processing facilities in Costa Rica and Ecuador, and edible oil processing facilities in Honduras. All of these facilities are owned, with the exception of the facilities in Ecuador and Honduras which are owned and operated by joint ventures. In addition, certain machinery and equipment owned by the Company's vegetable canning subsidiary, CPF, is pledged as collateral for CPF's $200 million credit facility.

     Other operating units of the Company own, lease and operate properties, principally in the United States, Europe, and Central and South America. The Company leases the space for its headquarters in Cincinnati, Ohio.

     The Company's subsidiary, Chiquita Brands, Inc. ("CBI"), owns directly or indirectly substantially all the business operations and assets of the Company. Substantially all U.S. assets of CBI and its U.S. subsidiaries (other than those subsidiaries, such as CPF, with their own credit facilities) are pledged to secure CBI's $120 million credit facility. The credit facility is also secured by liens on CBI's trademarks, as well as pledges of stock of, or guarantees by, various CBI subsidiaries worldwide.

     The Company believes its property and equipment are generally well maintained, in good operating condition and adequate for its present needs. The Company typically insures its assets against standard risks with third party insurers, with the exception of banana cultivations. The Company self-insures its banana cultivations because of the high total cost of insurance from third parties and the geographic diversity of its banana sources.

     For further information with respect to the Company's physical properties, see the descriptions under ITEM 1 - BUSINESS - GENERAL above, and Notes 5 and 6 to the Consolidated Financial Statements included in the Company's 2000 Annual Report to Shareholders.

ITEM 3 - LEGAL PROCEEDINGS
--------------------------

     A number of legal actions are pending against the Company. Based on information currently available to the Company and on advice of counsel, management does not believe this litigation will, individually or in the aggregate, have a material adverse effect on the financial statements of the Company.

     In May 1998, a Cincinnati, Ohio newspaper published accounts describing alleged improper business practices by the Company in certain of its operations in Central and South America. The newspaper reported that one of its sources had previously provided to the SEC information furnished to the newspaper. In June 1998, the newspaper renounced the series of articles as containing untrue accusations and conclusions and creating a false and misleading impression of Chiquita's business practices.

     In April 1998, the Company was notified that it was the subject of a confidential investigation by the SEC seeking to determine whether the Company has complied with certain provisions of the Securities Exchange Act of 1934 (the "Exchange Act"), including provisions of the Foreign Corrupt Practices Act (the "FCPA"). The investigation seeks to determine whether the Company, with respect to certain operations in Central and South America, has complied with FCPA provisions relating to the making or offering of illegal payments to foreign officials and the maintenance of fair and accurate books, records and accounts and an appropriate system of internal accounting controls and has complied with Exchange Act provisions relating to the making, or filing with the SEC of reports containing, untrue statements of material fact or omissions of material fact. The Company believes that it has not violated the Exchange Act or the FCPA and has cooperated with the investigation.

     In January 2001, Chiquita filed a lawsuit in the Court of First Instance of the European Court of Justice claiming damages from the European Commission (the EU's executive body) for not carrying out the EU's commitment to reform its banana import regime to comply with 1997 WTO rulings. The lawsuit seeks over $500 million for damages inflicted on Chiquita during the two years since the inception of the amended regime in January 1999. The suit also reserves the right to claim future damages based on the continuing illegality of the regime, including the new "first come, first served" proposal that the EU intends to implement. For further discussion of the EU quota and its evolution and impact on the Company, see ITEM 1 - BUSINESS - RISKS OF INTERNATIONAL OPERATIONS and "Management's Analysis of Operations and Financial Condition" in the Company's 2000 Annual Report to Shareholders.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

     Carl H. Lindner (age 81) - Mr. Carl Lindner has been Chairman of the Board and Chief Executive Officer of Chiquita since 1984. He is also Chairman of the Board and Chief Executive Officer of American Financial Group, Inc. ("AFG") which, through its subsidiaries, is engaged primarily in property and casualty insurance businesses and in the sale of annuities, life and health insurance. For more than 40 years, Mr. Lindner has been Chairman of the Board and Chief Executive Officer of American Financial Corporation
("AFC"), which became an AFG subsidiary in 1995.   Mr. Lindner also serves as
Chairman of the Board of Great American Financial Resources, Inc., which is over 80% owned by AFG.

     Keith E. Lindner (age 41) - Mr. Keith Lindner has been Chiquita's Vice Chairman of the Board since 1997 and was President and Chief Operating Officer from 1989 to 1997. He has served the Company in various executive capacities since 1984. He is also Co-President and a director of AFG and AFC.

     Steven G. Warshaw (age 47) - Mr. Warshaw has been Chiquita's President and Chief Operating Officer and a director since 1997. He served as Chief Financial Officer from 1994 to 1998 and as Executive Vice President and Chief Administrative Officer from 1990 to 1997. He has served the Company in various capacities since 1986.

     Peter A. Horekens (age 52) - Mr. Horekens was appointed President and Chief Operating Officer of the Company's Chiquita Fresh Group - Europe in March 2000. He was President and Chief Operating Officer of the Company's Chiquita Banana Group - Europe from 1997 to 2000. Mr. Horekens had previously been employed by Kellogg Company, a multi-national food company, for several years, most recently as Vice President and Director of Asian Operations.

     Robert F. Kistinger (age 48) - Mr. Kistinger was appointed President and Chief Operating Officer of the Company's Chiquita Fresh Group in March 2000. He was President and Chief Operating Officer of the Company's Chiquita Banana Group from 1997 to 2000 and Senior Executive Vice President of the Chiquita Banana Group from 1994 to 1997. He has served the Company in various capacities since 1980.

     Robert W. Olson (age 55) - Mr. Olson has been Senior Vice President, General Counsel and Secretary of the Company since 1996. He joined the Company as Vice President and General Counsel in 1995.

     James B. Riley (age 49) - Mr. Riley was appointed Senior Vice President and Chief Financial Officer of the Company in January 2001. From May 1999 to his appointment, he was Senior Vice President and Chief Financial Officer of Elliot Company, a global manufacturer of turbomachinery. From autumn 1998 to spring 1999, he was a principal of James Burns Riley & Associates, a consulting firm. Prior to autumn 1998, Mr. Riley was Executive Vice President and Chief Financial Officer of Republic Engineered Steels, Inc., a steel manufacturer.

     William A. Tsacalis (age 57) - Mr. Tsacalis has been Vice President and Controller of the Company since 1987. He was Controller from 1984 to 1987 and has served the Company in various capacities since 1980.



                                   PART II
                                   -------


ITEM 5 -   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
-----------------------------------------------------------
           STOCKHOLDER MATTERS
           -------------------

     The Company's common stock is listed for trading on the New York, Boston and Pacific Stock Exchanges under the symbol "CQB." At March 15, 2001, there were 5,205 common shareholders of record. Price and dividend information for the Company's common stock is in Note 17 to the Consolidated Financial Statements included in the Company's 2000 Annual Report to Shareholders. Restrictions on the Company's ability to declare and pay dividends, and the Company's suspension of its common, preferred and preference stock dividends are described in "Management's Analysis of Operations and Financial Condition" and Notes 2, 9 and 12 to the Consolidated Financial Statements included in the Company's 2000 Annual Report to Shareholders. The information in Notes 2, 9, 12 and 17 described above is incorporated herein by reference.


ITEM 6 -   SELECTED FINANCIAL DATA
----------------------------------

     This information is included in the table entitled "Selected Financial Data" on page 32 of the Company's 2000 Annual Report to Shareholders and is incorporated herein by reference.


ITEM 7 -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
--------------------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

     This information is included under the caption "Management's Analysis of Operations and Financial Condition" included on pages 4 through 9 of the Company's 2000 Annual Report to Shareholders and is incorporated herein by reference.


ITEM 7A -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
---------------------------------------------------------------------

     This information is included under the caption "Management's Analysis of Operations and Financial Condition - Market Risk Management" included on page 8 of the Company's 2000 Annual Report to Shareholders and is incorporated herein by reference.


ITEM 8 -   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------------------------------------------------------

     The Consolidated Financial Statements of Chiquita Brands International, Inc. on pages 10 through 31 of the Company's 2000 Annual Report to Shareholders, including "Quarterly Financial Data" in Note 17 to the Consolidated Financial Statements, are incorporated herein by reference.


ITEM 9 -   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
----------------------------------------------------------------------
           AND FINANCIAL DISCLOSURE
           ------------------------

     None.

                                  PART III
                                  --------

     The process for the proposed restructuring of the Company's parent company debt described under ITEM 1 - BUSINESS - GENERAL is expected to continue beyond the customary mid-May date for the Annual Meeting of Shareholders. Accordingly, the Board of Directors of the Company has fixed September 12, 2001 as the date for the 2001 Annual Meeting of Shareholders. As a result, the Company has included in this Part III certain information that otherwise would have been contained in a proxy statement for a May Annual Meeting. In addition, the Company has set new deadlines for submitting shareholder proposals for the 2001 Annual Meeting, as follows:

     * In order for shareholder proposals to be eligible for inclusion in the Company's Proxy Statement to be mailed in August for the September 2001 Annual Meeting, they must be received by the Company before May 16, 2001.

     * If a shareholder who intends to propose any other matter to be acted upon at the 2001 Annual Meeting does not notify the Company of such intention before June 22, 2001, then the persons named as proxies in the Company's Proxy Statement for the 2001 Annual Meeting will be able to exercise any discretionary authority conferred on them as proxies to vote on such matter even if the matter is not discussed in the Proxy Statement.

Proposals should be mailed to the attention of the Corporate Secretary at Chiquita Brands International, Inc., 250 East Fifth Street, Cincinnati, Ohio 45202.


ITEM 10 -  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------------------------------------------------------------

Information relating to the Company's executive officers is included in Part I of this Report.

Information About the Directors
-------------------------------


Name, Age, and       Committee             Current Occupation and
Tenure as Director   Memberships           Employment Background
------------------   -----------           ----------------------


Carl H. Lindner      Executive       Mr. Carl Lindner has been Chairman  of
Age 81               (Chairman)      the  Board and Chief Executive Officer
Director since                       of  Chiquita since 1984.  He  is  also
1976                                 Chairman   of  the  Board  and   Chief
                                     Executive    Officer    of    American
                                     Financial  Group, Inc. ("AFG")  which,
                                     through  its subsidiaries, is  engaged
                                     primarily  in  property  and  casualty
                                     insurance businesses and in  the  sale
                                     of   annuities,   life   and    health
                                     insurance.  For  more than  40  years,
                                     Mr.  Lindner has been Chairman of  the
                                     Board  and Chief Executive Officer  of
                                     American     Financial     Corporation
                                     ("AFC"),   which   became    an    AFG
                                     subsidiary in 1995.  Mr. Lindner  also
                                     serves  as  Chairman of the  Board  of
                                     Great  American  Financial  Resources,
                                     Inc., which is over 80% owned by AFG.

Keith E. Lindner     Executive       Mr.  Keith Lindner has been Chiquita's
Age 41                               Vice  Chairman of the Board since 1997
Director since                       and  was President and Chief Operating
1984                                 Officer  from  1989 to 1997.   He  has
                                     served    the   Company   in   various
                                     executive capacities since  1984.   He
                                     is also Co-President and a director of
                                     AFG and AFC.

Rohit Manocha        Audit and       Mr.  Manocha has been a director since
Age 41               Compensation    January  2001.  He has been a  partner
Director since                       in  Thomas  Weisel  Partners  LLC,   a
2001                                 merchant  banking  firm,  since   June
                                     1999.   From  1994 to  March  1999  he
                                     served  as  a  managing  director   in
                                     investment  banking  with  ING  Baring
                                     Furman Selz.

Fred J. Runk                         Mr.   Runk   has  been   Senior   Vice
Age 58                               President and Treasurer of AFG and AFC
Director since                       since  1995.  For more than five years
1984                                 prior to that time, he served as  Vice
                                     President  and Treasurer of  AFC.   He
                                     was  a Vice President of Chiquita from
                                     1984   to  1996  and  was  its   Chief
                                     Financial Officer from 1984 to 1994.

Gregory C. Thomas    Audit           Mr.  Thomas has been a director  since
Age 53               (Chairman) and  November  2000.   He  has  been  Chief
Director since       Compensation    Financial  Officer of  Astrum  Digital
2000                                 Information,  Inc., a  data  gathering
                                     and  marketing firm since March  2000.
                                     From   1990  to  1996  he  served   as
                                     Executive  Vice  President  and  Chief
                                     Financial Officer of Citicasters  Inc.
                                     (formerly    named   Great    American
                                     Communications Company), an  affiliate
                                     of AFG, until its sale by AFG in 1996.

William W. Verity    Audit and       Mr.  Verity  has  been  a  Partner  of
Age 42               Compensation    Pathway  Guidance L.L.C., a consulting
Director since       (Chairman)      firm  that provides strategic guidance
1994                                 to  senior  executives, since  October
                                     2000.  From 1991 to September 2000  he
                                     was   Chairman  and  Chief   Executive
                                     Officer  of  ENCOR Holdings,  Inc.,  a
                                     developer and manufacturer of  plastic
                                     molded components.

Steven G. Warshaw    Executive       Mr.   Warshaw   has  been   Chiquita's
Age 47                               President and Chief Operating  Officer
Director since                       since   1997.   He  served  as   Chief
1997                                 Financial  Officer from 1994  to  1998
                                     and  as  Executive Vice President  and
                                     Chief Administrative Officer from 1990
                                     to  1997. He has served the Company in
                                     various capacities since 1986.

     Carl H. Lindner is Keith E. Lindner's father.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934 requires Chiquita's executive officers and directors and persons who own more than 10% of any class of its equity securities to file forms with the SEC and the New York Stock Exchange to report their ownership and any changes in their ownership of Chiquita securities. These persons also must provide Chiquita with copies of these reports when filed. Based on a review of copies of those forms, our records, and written representations from our directors and executive officers that no other reports were required, Chiquita believes that all
Section 16(a) filing requirements were complied with during and for 2000, except that during 2000, a Form 4 for Carl H. Lindner reporting four purchases of Chiquita's 7% Convertible Subordinated Debentures during 1997 and 1998 was filed late.

ITEM 11 -  EXECUTIVE COMPENSATION
---------------------------------

Summary Information
-------------------

     The table below summarizes the annual and long-term compensation of Chiquita's Chairman of the Board and Chief Executive Officer, the Vice Chairman of the Board and the four most highly paid other executive officers for 2000 (collectively referred to as the "Named Executive Officers").

                               SUMMARY COMPENSATION TABLE
                              ---------------------------

                                                                          Long-Term
                                          Annual Compensation            Compensation
                                 ---------------------------------------  ----------
                                                               Other	  Securities   All Other
                                                               Annual     Underlying Compensation
Name and Principal                Salary        Bonus ($)   Compensation    Stock          on
Position in 2000         Year    ($) <F1>      <F1> <F2>       ($)<F3>     Options(#)  ($)<F4>
-------------------   	------   ---------     ----------   ------------  ----------  ---------
Carl H. Lindner          2000     62,500 <F5>     -0-           -0-          -0-        2,700
 Chairman of the Board   1999     65,000 <F5>     -0-           -0-          -0-        3,012
  and Chief Executive    1998    115,000 <F5>	  -0-           -0-          -0-        3,012
  Officer

Keith E. Lindner         2000     47,500          -0-           -0-          -0-        6,024
 Vice Chairman of the    1999     50,000          -0-           -0-          -0-       11,892
  Board                  1998    100,000          -0-           -0-          -0-       16,036

Steven G. Warshaw        2000    700,000        725,000         -0-          -0-       32,487
 President and Chief     1999    600,000          -0-           -0-        200,000     92,024
  Operating Officer      1998    600,000        725,000         -0-         80,000     58,574

Robert F. Kistinger      2000    500,000        425,000         -0-          -0-       81,778
 President and Chief     1999    450,000          -0-           -0-         50,000    102,506
  Operating Officer,     1998    450,000        425,000         -0-         50,000     83,521
  Chiquita Fresh Group

Robert W. Olson          2000    300,000        200,000         618          -0-       80,237
 Senior Vice President,  1999    275,000        150,000         914         50,000     47,404
  General Counsel and    1998    250,000        260,000       2,806         30,000     39,995
  Secretary

Peter A. Horekens <F6>   2000    256,052        180,440         -0-         15,000     30,781
 President and Chief     1999    248,588          -0-           -0-         35,000     29,190
  Operating Officer,     1998    231,754        261,199         -0-         25,000     29,202
  Chiquita Fresh Group-
  Europe


<F1> Includes amounts deferred under Chiquita's Capital Accumulation Plan and
     Deferred Compensation Plan.

<F2> Bonuses  reported for 2000 were awarded in early  2001  based  on  2000 performance.

<F3> Amount  of gross-ups to reimburse the Named Executive Officer for  taxes resulting from payments by Chiquita of certain expenses.



<F4> Amounts disclosed for 2000 consist of the following contributions and payments by Chiquita:


                                            Contributions
                                             to Chiquita      Above Market        Term
                           Contributions       Capital      Interest Earned       Life
                            to Chiquita      Accumulation     on Deferred       Insurance
                            401 (k) Plan       Plan (a)     Compensation (b)     Premiums
                           -------------    -------------   ----------------    ----------
     Carl H. Lindner        $         --    $          --    $         --      $   2,700
     Keith E. Lindner                 --               --           6,024             --
     Steven G. Warshaw            15,300           10,000           7,007            180
     Robert F. Kistinger          16,850           15,000          49,748            180
     Robert W. Olson              13,400           49,300          14,963          2,574
     Peter A. Horekens (c)            --               --              --             --

     (a) Due to IRS limitations on the amount which can be deferred under the Chiquita 401(k) Savings and Investment Plan.

     (b)   Assumes the highest rate payable under Chiquita's
           Deferred Compensation Plan, which has a graduated interest rate based on the length of deferral.

     (c) Mr. Horekens received benefits totaling a U.S. dollar equivalent of $30,781 in 2000 as follows: health, death and disability insurance, $13,417; and retirement arrangements, $17,364.

<F5> Includes $15,000 received as Chairman of the Executive Committee.

<F6> Dollar amounts represent U.S. equivalents of amounts paid in foreign currency.


Compensation of Directors
-------------------------

     Board and Committee Fees. Each director who is not an employee of Chiquita receives an annual fee of $40,000 plus $1,500 for each Board meeting attended. Carl H. Lindner does not receive Board fees, but does receive $15,000 per year as Chairman of the Executive Committee. Members of the Audit and Compensation Committees receive $7,500 per committee per year for their services. Messrs. Thomas and Verity each receive an additional $7,500 as Chairmen of the Audit and Compensation Committees, respectively.

     Deferred Compensation Plan. Each director who is not an employee of Chiquita may defer from 10% to 100% of his Board compensation pursuant to Chiquita's Deferred Compensation Plan for Directors. Amounts may be deferred under this plan for a term of 5 years, 10 years or until death, disability or retirement. No director participated in this Plan during 2000.

     Stock Option Awards. Under Chiquita's 1998 Stock Option and Incentive Plan, each non-employee director receives a non-qualified stock option grant for 10,000 shares of Chiquita Common Stock on the date he or she is first elected a director and receives an additional stock option grant for 10,000 shares each year thereafter so long as he or she continues to serve on the Board. All options awarded to non-employee directors have an exercise price per share equal to the market price of the Common Stock on the date of grant. The options have a 20-year term and vest over a 10-year period, with 9% of the shares exercisable on the date of grant and an additional 9% exercisable on each anniversary of the grant date, until the tenth anniversary when the remaining 10% become exercisable.

Stock Option Grants
-------------------

     The following table contains information concerning grants of stock options to the Named Executive Officers in 2000.

                                     OPTION GRANTS FOR 2000
                                     ----------------------

                                          Individual Grants
                    --------------------------------------------------------

                      Number of       % of Total
                     Securities        Options        Exercise or               Grant Date
                     Underlying       Granted to      Base Price                  Present
                    Options Granted    Employees       ($/Share)  Expiration      Value
     Name             (#) <F1>         for 2000	         <F2>      Date <F3>      ($) <F4>
-----------------  ----------------   -----------    -----------  ----------   -----------
 Carl H. Lindner         -0-              -              -            -             -
 Keith E. Lindner        -0-              -              -            -             -
 Steven G. Warshaw       -0-              -              -            -             -
 Robert F. Kistinger     -0-              -              -            -             -
 Robert W. Olson         -0-              -              -            -             -
 Peter A. Horekens     15,000            1.9%         $4.3125       3/1/20       $23,130

<F1>  This option is exercisable (vested) for 9% of the covered shares on the grant date and, provided that the optionee continues to be employed by Chiquita or one of its subsidiaries, becomes exercisable for an additional 9% on each anniversary of the grant date until December 31, 2009 when the remaining 10% becomes exercisable. Alternatively, provided the optionee continues to be employed, the option will become exercisable, to the extent not previously vested under the 10-year schedule, for 25% of the shares subject to the grant if and when the market price of the Common Stock has equaled or exceeded $7.50 per share for any 45 trading days subsequent to grant; for an additional 25% of the option shares if the Common Stock price equals or exceeds $10.00 per share; and for an additional 25% of the option shares if the Common Stock price equals or exceeds $12.50 per share. In the event of death, disability or retirement, the option becomes fully exercisable by the optionee or his legal representative for one year following the event or until the stated expiration date of the option, whichever occurs first. The option also becomes fully exercisable in the event of a "change-of-control" of Chiquita, as defined in its stock option plans.

<F2>  Represents the market price of a share of Chiquita Common Stock on
      March 1, 2000, the date of grant (calculated as the average of the high and low sales prices on the New York Stock Exchange).

<F3>  Subject to earlier expiration in the event of a termination of employment.

<F4>  The grant date present value was calculated using the Black-Scholes option pricing model.  The assumptions used in the model included:
      (a) an expected Chiquita stock price volatility of 43%; (b) a risk-free interest rate of 6.7%; (c) a dividend yield of 0%; and (d) an expected option life of 8 years. In addition, the Black-Scholes model output was modified by a discount to reflect the risk of forfeiture (8% per year probability) due to restrictions on exercise of the option in accordance with the 10-year vesting provisions. Whether the assumptions used will prove accurate cannot be known at the date of grant. The actual value, if any, will depend on the market price of the Common Stock on the date of exercise.

Option Exercises, Holdings and Year-End Values
----------------------------------------------

      The following table provides information about stock option exercises during 2000 and reports the year-end value of stock options held by the Named Executive Officers.


                             AGGREGATE OPTION EXERCISES IN 2000
                              AND 2000 YEAR-END OPTION VALUES
                            -----------------------------------

                                               Number of Securities       Value of Unexercised
                                              Underlying Unexercised      In-the-Money Options
                                              Unexercised Options at      at December 31, 2000
                                               December 31, 2000 (#)            ($) <F1>
                                             ------------------------  ------------------------
                      Shares
                    Acquired on    Value
                     Exercise    Realized
    Name                (#)        ($)      Exercisable Unexercisable Exercisable Unexercisable
------------------  -----------  --------   ----------- ------------  ----------- -------------
Carl H. Lindner        -0-         -0-        18,000         2,000        -0-           -0-
Keith E. Lindner       -0-         -0-         -0-           -0-          -0-           -0-
Steven G. Warshaw      -0-         -0-       405,250       594,750        -0-           -0-
Robert F. Kistinger    -0-         -0-       396,200       256,800        -0-           -0-
Robert W. Olson        -0-         -0-        67,500       142,500        -0-           -0-
Peter A. Horekens      -0-         -0-        67,050       172,950        -0-           -0-

<F1>  Value is calculated as the excess of the market price of the Common
      Stock over the exercise price of the unexercised options. At December 31, 2000, the market value of Chiquita Common Stock ($1.0625 per share) was below the exercise prices of all then outstanding options.


Retention Arrangements
----------------------

     Chiquita's Board of Directors is concerned that, as can be the case with other public corporations, particularly those with business and financial uncertainties of the kind facing the Company, apprehensions about the possibility of a change of control of the Company may result in the departure
or distraction of key executives to the Company's detriment.   Accordingly,
in order to encourage their retention and continued dedication, the Board has approved severance agreements with a number of key executives including Messrs. Warshaw, Kistinger, Olson and Horekens, that were entered into in 2001. The agreements with these Named Executive Officers (the "COC Agreements") would entitle them to certain benefits in the event that they were involuntarily terminated without cause or resigned for "good reason" within three years after the occurrence of a "change of control" of Chiquita.

     If such an involuntary termination or resignation for "good reason" occurred within two years after a "change of control," Mr. Warshaw would be entitled to a lump sum severance payment equal to the greater of $4.5 million or 3.0 times the sum of his then current annual salary and annual bonus target ("Annual Compensation"); Mr. Kistinger would be entitled to a payment equal to 3.0 times his Annual Compensation; Mr. Olson, 3.0 times his Annual Compensation; and Mr. Horekens, 2.25 times his Annual Compensation. If such a termination or resignation occurred during the third year after a "change of control," the severance payment for each of these executives would be 1.0
times his Annual Compensation.   In each case, these executives would also
receive the following severance benefits: (i) pro rata annual bonus for the year employment terminates; (ii) immediate vesting of outstanding stock options, restricted stock awards and employer contributions under the Company's Savings and Investment Plan and Capital Accumulation Plan; (iii) continued medical, life, disability and accident insurance at the Company's expense for a number of years equivalent to the multiple used (3.0 or 2.25) in calculating the executive's severance payment; and (iv) if severance benefits exceeded the maximum amount payable

                                  - K-18 -
without incurring excise tax under Section 280G of the Internal
Revenue Code by 10% or more, the Company's payment of such excise tax plus any additional taxes resulting from such payment (if such benefits exceeded such maximum by less than 10%, the benefits would be reduced to the maximum amount).

     The definition of "change of control" under the COC Agreements is:

     A (i) any person or other entity, or any "group" (other than American Financial Group, Inc., each of its subsidiaries and affiliates, Carl H. Lindner, his spouse, his children and their spouses and his grandchildren (or the legal representative of any such person) and each trust for the benefit of each such person ("Exempt Holders")), acquires or possesses beneficial ownership of 20% or more of Chiquita's voting securities (unless the percentage beneficially owned by such person, entity or group is less than the combined percentage beneficially owned by Exempt Holders) and (ii) in the case of the COC Agreements with Messrs. Kistinger, Olson and Horekens, a "management change" occurs in connection therewith or within twelve months thereafter;

     B (i) the voting securities of Chiquita outstanding immediately prior to a merger, sale of assets or similar transaction involving Chiquita or any subsidiary do not, immediately after the transaction, represent, directly or indirectly, 50% or more of the total voting power of the voting securities of the surviving or acquiring entity or the parent of the surviving or acquiring entity and (ii) in the case of the COC Agreements with Messrs. Kistinger, Olson and Horekens, a "management change" occurs in connection therewith or within twelve months thereafter; or

     C at any time, less than a majority of Chiquita's Board of Directors consists of persons (i) who were directors at November 15, 2000 ("Current Directors") or (ii) whose election or nomination as directors was approved by at least 2/3 of the directors then in office who are Current Directors or whose election or nomination was previously so approved (other than in settlement of a proxy contest).

Each of Messrs. Kistinger, Olson and Horekens would also be entitled to the benefits of his COC Agreement if, following an event or transaction specified in A(i) or B(i) above, he was terminated without cause or resigned for "good reason" on a date that is not more than six months prior to a "management change" that occurs within one year after such event or transaction.

     The definition of "management change" under the COC Agreements is: (i) the Chief Executive Officer of the Company (or if the Company has been acquired, the acquiror) is no longer Carl H. Lindner, Keith E. Lindner or Mr. Warshaw, or (ii) less than 50% of the "executive officers" (as defined in Securities Exchange Act rules) of the Company (or such an acquiror) are at any time either (A) persons who were "executive officers" immediately prior to the first public announcement of the event that would, in the absence of a "management change," give rise to a "change of control" or (B) persons who were employees of the Company or one of its subsidiaries immediately prior to such first public announcement whose designation as an "executive officer" was approved or recommended by one of such three individuals in his capacity as Chief Executive Officer.

     The definition of "good reason" under the COC Agreements is: (i) a reduction in the executive's annual salary or target bonus opportunity or unreasonable discrimination in other aspects of his compensation; (ii) required relocation outside a 50-mile radius; (iii) material breach of the COC Agreement by the Company; or (iv) in the case of Messrs. Warshaw, Kistinger and Olson, either (A) adverse change in title or material reduction in responsibilities or (B) voluntary resignation for any reason

                                  - K-19 -
during the four-month period following the end of a six-month transition period after a "change of control," provided the executive has given at least four months' prior notice of such resignation.

     In order to further encourage his retention, the Board also approved a severance agreement with Mr. Warshaw, entered into in 2001 (his "Pre-COC Agreement"), that would provide him with certain benefits in the event he was involuntarily terminated without cause or resigned for "good reason" prior to the occurrence of a "change of control." His benefits in the event of such termination or resignation would be the same as set forth in his COC Agreement, except that his lump sum severance payment would be equal to 2.5 times his Annual Compensation. The defined terms conform to those described above with respect to his COC Agreement, except that "good reason" for purposes of his Pre-COC Agreement does not include clause (iv)(B) above.
Upon the occurrence of a "change of control," Mr. Warshaw's Pre-COC Agreement would be superseded by his COC Agreement.


ITEM 12 -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------------------------------------------------------------------------

     The following table lists all the persons who were known to be beneficial owners of five percent or more of Chiquita's outstanding voting securities as of February 28, 2001.


  Name and Address of            Class of       Amount and Nature of     Percent of Class on
 Beneficial Owner <F1>            Shares        Beneficial Ownership      February 28, 2001
----------------------------    -----------    -----------------------   -------------------
Carl H. Lindner,                  Common          26,142,246 <F2>               37.8% <F6>
Carl H. Lindner III,              Stock
S. Craig Lindner,
Keith E. Lindner and
American Financial Group,
Inc. and its
  Subsidiaries ("AFG")
One East Fourth Street
Cincinnati, Ohio  45202
----------------------------
Consolidated Fruit                Common           6,585,850 <F3>                9.5% <F6>
Corporation                       Stock
    (BVI) Ltd. ("CFC")
Avenida Federico Boyd No. 431
Panama City, Panama
-----------------------------
Indrizo S.A.                      Common           5,049,400 <F4>                7.3% <F6>
El Oro y La Ria 201               Stock
Guayaquil, Ecuador
------------------------------
Dimensional Fund Advisors,        Common           4,529,414 <F5>                6.5% <F6>
Inc.                              Stock
1299 Ocean Avenue,
11th Floor
Santa Monica, California
90401

<F1>  "Beneficial ownership" is a technical term broadly defined by the SEC to mean more than ownership in the usual sense. For example,shares are "beneficially owned" if the person: (a) holds them directly or indirectly (through a broker or other relationship, through a position as a director or trustee, or by contract or understanding), or (b) has or shares the power to vote the shares or sell them, or (c) has the right to acquire the shares within 60 days.

<F2>  Of this amount, as of February 28, 2001, 23,996,295 shares are owned by
      AFG; 2,128,625 are owned by Carl H. Lindner individually or in a trust for the benefit of his family (including 18,000 shares which Mr. Lindner has the right to acquire pursuant to vested stock options); and 17,326 shares are owned individually by Keith E. Lindner. Carl H. Lindner, Carl H. Lindner III, S. Craig Lindner, Keith E. Lindner and trusts for their benefit (collectively, the "Lindner Family") are considered to be the beneficial owners of the Chiquita shares owned by
	AFG. The Lindner Family beneficially owns approximately 44.5% of AFG's common stock and shares with AFG the power to vote and dispose of the Chiquita Common Stock owned by AFG. AFG and the Lindner Family may be deemed to be controlling persons of Chiquita.

<F3>  In a Schedule 13D amendment filed with the SEC on March 13, 2001, CFC reported the following: As of March 12, 2001, CFC beneficially owned 6,585,850 shares (9.89%) of Chiquita Common Stock with full voting and investment power. The total number of shares owned by CFC does not include 67,700 shares owned by the Lewis Navarro family as to which CFC disclaims beneficial ownership. Samuel Lewis Navarro is the President and a director of CFC.

<F4>  In a Schedule 13G filed with the SEC on January 22, 2001, Indrizo S.A.
      reported that as of January 12, 2001, it beneficially owned 5,049,400 shares (7.58%) of Chiquita Common Stock with full voting and investment power.

<F5>  In a Schedule 13G filed with the SEC on February 2, 2001, Dimensional
      Fund Advisors, Inc. reported that as of December 31, 2000, it beneficially owned 4,529,414 shares (6.8%) of Chiquita Common Stock with full voting and investment power.

<F6>  Percentage is based on 69,178,595 shares outstanding as of February 28,
      2001. Percentage does not reflect 1,513,897 additional shares outstanding as of March 15, 2001 as a result of holders' conversions of preferred stock in accordance with its terms after February 28, 2001.


     The following table shows the number of shares of Chiquita stock beneficially owned on February 28, 2001 by each current director, by each named Executive Officer and by all current directors and executive officers as a group.

                          Amount and Nature of Beneficial Ownership
                           -----------------------------------------
                                                                  $2.875 Non-Voting Cumulative
                                     Common Stock                  Preferred Stock, Series A
                           -----------------------------------    ----------------------------
                                 Shares           Percent of                    Percent of
Name of Beneficial Owner        <F1> <F2>           Class           Shares         Class
------------------------   --------------------  -------------    ----------  ----------------
Peter A. Horekens              77,654                  *
Robert F. Kistinger           458,796                  *
Carl H. Lindner            26,124,920 <F3> <F4>     38% <F5>
Keith E. Lindner           24,013,621 <F3>          35% <F5>
Rohit Manocha                     900                  *
Robert W. Olson                95,847                  *
Fred J. Runk                  156,051                  *
Gregory C. Thomas                 900                  *
William W. Verity              31,600                  *
Steven G. Warshaw             496,509                  *             100              *
All current directors and
 executive officers as a
 group (12 persons)        27,685,373               39% <F5>         100              *

-------------------------
*Less than 1% of outstanding shares.

<F1> Unless otherwise noted, each person has full voting and investment power over the shares listed.

<F2> Includes shares that may be acquired through the exercise of stock options within 60 days of February 28, 2001 in the following amounts:
     Peter A. Horekens, 75,150 shares; Robert F. Kistinger, 426,800 shares; Carl H. Lindner, 18,000 shares; Rohit Manocha, 900 shares; Robert W. Olson,

     79,650 shares; Fred J. Runk, 30,600 shares; Gregory C. Thomas, 900 shares; William W. Verity, 30,600 shares; Steven G. Warshaw, 476,800 shares; and all current directors and executive officers as a group, 1,326,470 shares.

<F3> Includes 23,996,295 shares of Chiquita Common Stock held by AFG and its subsidiaries. On February 28, 2001, Carl H. Lindner beneficially owned 6,942,366 shares (10.5%) of AFG's outstanding common stock (which excludes 4,851,722 shares which are held in various trusts for the benefit of his family over which Carl H. Lindner has no voting or dispositive power); and Keith E. Lindner beneficially owned 6,112,119 shares (9.2%) of AFG's outstanding common stock (which includes 487,363 shares that may be acquired through the exercise of employee stock options but excludes 1,438,774 shares which are held in various trusts for the benefit of the minor children of his brothers, over which Keith
     E. Lindner has sole voting and dispositive power but no pecuniary interest).

<F4> Excludes 81,396 shares of Chiquita Common Stock that, as of February
     28, 2001, could have been acquired through the conversion of $3,500,000 principal amount of 7% Convertible Subordinated Debentures. The conversion price of the Debentures was $43.00 per share, and the conversion rights expired on March 28, 2001.

<F5> Percentage is based on 69,178,595 shares outstanding as of February 28,
     2001. Percentage does not reflect 1,513,897 additional shares outstanding as of March 15, 2001 as a result of holders' conversions of preferred stock in accordance with its terms after February 28, 2001.


     In addition to the AFG common stock owned by Carl H. Lindner and Keith E. Lindner (as described in footnote 3 immediately above), Chiquita's directors and executive officers owned as of February 28, 2001, or had the right to acquire within 60 days after February 28, 2001 through the exercise of stock options, shares of AFG common stock as follows: Robert W. Olson, 43,420 shares; Fred J. Runk, 364,232 shares and Steven G. Warshaw, 612 shares (the ownership of each of these persons represents less than 1% of the outstanding common stock of AFG). All current directors and executive officers of Chiquita as a group owned or had the right to acquire 13,462,749 shares of AFG common stock, which represents 20.2% of AFG's total outstanding shares. Additionally, at the same date, Fred J. Runk owned 6,153 shares of Series J Preferred Stock of American Financial Corporation ("AFC"), a subsidiary of AFG, which represents less than 1% of the outstanding shares of AFC's Series J Preferred Stock.


ITEM 13 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------

     In 2000, Chiquita received approximately $324,000 from Great American Financial Resources, Inc., an AFG subsidiary, for use of Chiquita's cafeteria.

     During 2000, Chiquita paid approximately $210,000 to American Money Management Corporation, an AFG subsidiary, for use of its corporate aircraft.

     Chiquita compensated Thomas Weisel Partners LLP ("Weisel"), a privately held merchant banking firm, for advisory services completed and paid for in mid-2000. Rohit Manocha, a director of Chiquita, is a partner of Weisel.

     Chiquita believes the terms of the transactions described above were fair to Chiquita and were comparable to those that would apply to unrelated parties.

                                   PART IV
                                   -------


ITEM  14 -     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
-----------------------------------------------------------
               REPORTS ON FORM 8-K
               -------------------

      (a) 1. Financial Statements. The following consolidated financial statements of the Company and the Report of Independent Auditors are included in the Company's 2000 Annual Report to Shareholders and are incorporated by reference in Part II, Item 8:

                                                                   Page of
                                                                Annual Report
                                                                -------------

        Report of Independent Auditors                                3
        Consolidated Statement of Income for 2000, 1999
          and 1998                                                   10
        Consolidated Balance Sheet at December 31, 2000
          and 1999                                                   11
        Consolidated Statement of Shareholders' Equity for
          2000,1999 and 1998                                         12
        Consolidated Statement of Cash Flow for 2000, 1999
          and 1998                                                   13
        Notes to Consolidated Financial Statements                   14

      2. Financial Statement Schedules. Financial Statement Schedules I - Condensed Financial Information of Registrant and II - Allowance for Doubtful Accounts Receivable are included on pages K-26 through K-28 and page K-29, respectively, of this Annual Report on Form 10-K. All other schedules are not required under the related instructions or are not applicable.

      3. Exhibits. See Index of Exhibits (pages K-30 through K-32) for a listing of all exhibits to this Annual Report on Form 10-K.

  (b) The Company has filed the following reports on Form 8-K since September 30, 2000:

      1. January 16, 2001 (filed January 16, 2001) - to report the Company's restructuring initiative for its publicly-held debt, including the cessation of payments on that debt, and the commitment for an $85 million credit facility obtained by its subsidiary, Chiquita Brands, Inc.

      2. January 26, 2001 (filed January 31, 2001) - to report that its subsidiary, Chiquita Brands, Inc., had obtained a commitment for a $120 million credit facility to replace the facility announced on January 16, 2001.

      3.  March 9, 2001 (8-K filed March 14, 2001 and 8-K/A filed March 16,
      2001) - to report the consummation of the $120 million credit facility for Chiquita Brands, Inc. with Foothill Capital Corporation and Ableco Finance LLC.

                                 SIGNATURES
                                 ----------

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2001.

                              CHIQUITA BRANDS INTERNATIONAL, INC.


                              By /s/ Carl H. Lindner
                                 -------------------
                                 Carl H. Lindner
                                 Chairman of the Board and Chief
                                 Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on March 29, 2001:


/s/ Carl H. Lindner              Chairman of the Board and
-------------------              Chief Executive Officer
Carl H. Lindner



/s/ Keith E. Lindner             Vice Chairman of the Board
--------------------
Keith E. Lindner



/s/ Steven G. Warshaw            Director, President and
---------------------            Chief Operating Officer
Steven G. Warshaw



Rohit Manocha*                   Director
--------------
Rohit Manocha



/s/ Fred J. Runk                 Director
----------------
Fred J. Runk



Gregory C. Thomas*               Director
------------------
Gregory C. Thomas


William W. Verity*               Director
------------------
William W. Verity

/s/ James B. Riley               Senior Vice President and
------------------               Chief Financial Officer
James B. Riley



/s/ William A. Tsacalis          Vice President and Controller
-----------------------          (Chief Accounting Officer)
William A. Tsacalis




* By /s/ William A. Tsacalis
     -----------------------
Attorney-in-Fact**
-------------------

**  By authority of powers of attorney filed with this Annual Report on Form
    10-K.

          CHIQUITA BRANDS INTERNATIONAL, INC. - PARENT COMPANY ONLY
          ---------------------------------------------------------

         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
         ----------------------------------------------------------

                               (In thousands)

                           Condensed Balance Sheet
                           -----------------------

                                                   December 31,
                                            ------------------------
                                               2000          1999
                                            ----------    ----------
ASSETS
Current assets
  Cash and equivalents                      $   26,715    $   23,458
  Trade receivables, net                        29,276        22,513
  Other current assets                          13,099        30,955
                                            ----------    ----------
     Total current assets                       69,090        76,926

Investments in and accounts with
  subsidiaries                               1,399,708     1,551,987
Other assets                                    29,827        31,046
                                            ----------    ----------
     Total assets                           $1,498,625    $1,659,959
                                            ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Long-term debt due within one year        $   86,930    $        -
  Accounts payable and accrued
    liabilities                                 38,903        50,470
                                            ----------    ----------
     Total current liabilities                 125,833        50,470

Long-term debt                                 772,380       883,815
Other liabilities                               17,869        20,388
                                            ----------    ----------
     Total liabilities                         916,082       954,673

Shareholders' equity                           582,543       705,286
                                            ----------    ----------

     Total liabilities and shareholders'
       equity                               $1,498,625    $1,659,959
                                            ==========    ==========

                        Condensed Statement of Income
                        -----------------------------

                                      2000         1999        1998
                                    ---------   ---------    ---------

Net sales                           $ 480,467   $ 507,254    $ 503,753

Cost of sales                        (428,556)   (469,491)    (469,048)
Selling, general and
 administrative                       (80,567)    (76,212)     (66,774)
Equity in earnings of
 subsidiaries                          21,070      57,256       85,338
                                    ---------   ---------    ---------
  Operating income (loss)              (7,586)     18,807       53,269

Interest income                         9,799      13,446        1,553
Interest expense                      (90,080)    (82,335)     (71,614)
Other income, net                           -           -        6,880
                                    ---------   ---------    ---------
Loss before income taxes              (87,867)    (50,082)      (9,912)
Income taxes                           (7,000)     (8,300)      (8,500)
                                    ---------   ---------    ---------

Net loss                            $ (94,867)  $ (58,382)   $ (18,412)
                                    =========   =========    =========

          CHIQUITA BRANDS INTERNATIONAL, INC. - PARENT COMPANY ONLY
          --------------------------------------------------------

         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
          ---------------------------------------------------------

                               (In thousands)

                      Condensed Statement of Cash Flow
                      --------------------------------

                                     2000         1999         1998
                                   ---------    ---------    ---------

Cash flow from operations          $  47,320    $ (69,546)   $  (4,378)
                                   ---------    ---------    ---------

Investing
  Capital contributions to
    subsidiaries                      (8,574)     (41,865)           -
  Acquisitions of businesses               -            -      (18,907)
  Other                                  (92)      (5,261)       5,016
                                   ---------    ---------    ---------
Cash flow from investing              (8,666)     (47,126)     (13,891)
                                   ---------    ---------    ---------

Financing
  Debt transactions
    Issuances of long-term debt            -      194,363            -
     Repayments of long-term debt    (22,571)           -       (4,909)
    Increase (decrease) in notes
     and loans payable                     -      (49,000)      49,000
  Stock transactions
    Issuances of common stock              -           58        1,483
    Dividends                        (12,826)     (30,258)     (30,069)
                                   ---------    ---------    ---------
Cash flow from financing             (35,397)     115,163       15,505
                                   ---------    ---------    ---------

Increase (decrease) in cash
  and equivalents                      3,257       (1,509)      (2,764)
Balance at beginning of period        23,458       24,967       27,731
                                   ---------   ----------    ---------

Balance at end of period           $  26,715   $   23,458    $  24,967
                                   =========   ==========    =========

                  Notes to Condensed Financial Information
                  ----------------------------------------

1. These condensed financial statements present the accounts of the Chiquita Brands International, Inc. Parent Company only ("CBII"). For purposes of these condensed financial statements, CBII's investments in its subsidiaries are accounted for by the equity method.

2. For additional information regarding the parent company debt restructuring, long-term debt and equity, see Notes 2, 9 and 12 to the Consolidated Financial Statements included in the Company's 2000 Annual Report to Shareholders.

3. In order to meet lender requirements to obtain a credit facility for Chiquita Brands, Inc., its wholly-owned subsidiary ("CBI"), CBII transferred to CBI, effective January 1, 2001, the North American banana sales function, all assets and liabilities associated with this function, CBII's ownership of Chiquita Processed Foods, L.L.C. and subsidiaries and certain other assets and functions. The following page presents the summarized unaudited pro forma income statement and balance sheet had this transfer been effective for 2000:

          Chiquita Brands International, Inc. - Parent Company Only
          ---------------------------------------------------------
                      Condensed Pro Forma Balance Sheet
                      ---------------------------------
                              December 31, 2000
                               (In thousands)


ASSETS
Current assets
  Cash and equivalents                          $         -
  Trade receivables, net                                  -
  Other current assets                               11,410
                                                -----------
     Total current assets                            11,410
Investments in and accounts with
  subsidiaries                                    1,459,961
Other assets                                         27,254
                                                -----------
     Total assets                               $ 1,498,625
                                                ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Long-term debt due within one year            $    86,930
  Accounts payable and accrued liabilities           38,903
                                                -----------
     Total current liabilities                      125,833
Long-term debt                                      772,380
Other liabilities                                    17,869
                                                -----------
     Total liabilities                              916,082

Shareholders' equity                                582,543
                                                -----------
     Total liabilities and shareholders'
       equity                                   $ 1,498,625
                                                ===========


                   Condensed Pro Forma Statement of Income
                   ---------------------------------------
                        Year Ended December 31, 2000


Net sales                                       $        -

Cost of sales                                            -
Selling, general and administrative                (29,452)
Equity in earnings of subsidiaries                  29,661
                                                ----------
  Operating income                                     209

Interest income                                      2,004
Interest expense                                   (90,080)
Other income, net                                        -
                                                ----------
Loss before income taxes                           (87,867)
Income taxes                                        (7,000)
                                                ----------

Net loss                                        $  (94,867)
                                                ==========


                     CHIQUITA BRANDS INTERNATIONAL, INC.
                     -----------------------------------

          SCHEDULE II - ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE
          --------------------------------------------------------

                               (In thousands)

                                          Year Ended December 31,
                                        ----------------------------
                                          2000      1999      1998
                                        --------  --------  --------

      Balance at beginning of period    $ 12,214  $ 10,603  $ 10,683
                                        --------  --------  --------

        Additions:
           Charged to costs and
             expenses                      3,052     3,418     2,401
                                        --------  --------  --------

        Deductions:
           Write-offs                      4,961     1,382     3,011
           Other, net                       (380)      425      (530)
                                        --------  --------  --------

                                           4,581     1,807     2,481
                                        --------  --------  --------

      Balance at end of period          $ 10,685  $ 12,214  $ 10,603
                                        ========  ========  ========


                     CHIQUITA BRANDS INTERNATIONAL, INC.
                     -----------------------------------

                              Index of Exhibits
                              -----------------

Exhibit
Number                      Description
------                      -----------
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

*3(ii)   By-Laws, filed as Exhibit 3-b to Annual Report on
         Form 10-K for the year ended December 31, 1992

  *4-a   Indenture dated as of February 15, 1994 between the
         Company and The Fifth Third Bank, Trustee, relating
         to the issuance of Senior Debt Securities, filed as
         Exhibit 4(c) to Registration Statement 333-00789, as
         amended by:  (1) the First Supplemental Indenture
         dated as of June 15, 1994, filed as Exhibit 99(c)
         to Quarterly Report on Form 10-Q for the quarter
         ended June 30, 1994; (2) the Second Supplemental
         Indenture dated as of July 15, 1996, filed as Exhibit
         4 to Quarterly Report on Form 10-Q for the quarter
         ended June 30, 1996; and (3) the Third Supplemental
         Indenture dated as of June 15, 1999, filed as Exhibit
         4.2 to Amendment No. 1 to Form 8-A dated June 23,
         1999.  The Indenture has been further supplemented by
         the terms of the following Senior Debt Securities
         issued to date: (A) the Certificate of the Vice
         President and Controller of the Company establishing
         the terms of the 9 1/8% Senior Notes due 2004, filed
         as Exhibit 3 to Current Report on Form 8-K
         dated February 8, 1994; (B) the Terms of the 10 1/4%
         Senior Notes due 2006 approved by the Executive
         Committee of the Board of Directors of the Company,
         filed as Exhibit 99.6 to Current Report on Form 8-
         K dated July 22, 1996; and (C) the Certificate of
         Actions taken by the President of the Company
         establishing the terms of the 10% Senior Notes due
         2009, filed as Exhibit 4.3 to Amendment No. 1 to Form
         8-A dated June 23, 1999.

 *4-b Indenture dated as of November 30, 1991 between the Company and The Fifth Third Bank, Trsutee, relating to
	   the issuance of Senior Debt Securities, filed as Exhibit
         4 to Registration Statement No. 33-43946, as amended by First Supplemental Indenture dated as of June 26, 1998, filed as Exhibit 99.9 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and as supplemented by Certificate of the Executive Vice President and Chief
         Administrative Officer of the Company establishing the terms of the 9 5/8% Senior Notes due 2004 issued thereunder, filed as Exhibit 3 to Current Report on Form 8-K dated
         November 27, 1991.

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

 *10-b   $120,000,000 Credit Agreement dated as of March 7,
         2001 among Chiquita Brands, Inc., as Borrower, the
         Lenders designated therein, and Foothill Capital
         Corporation, as Arranger and Administrative Agent, filed as Exhibit 10.1 to Current Report on Form 8-K dated March 9, 2001

 *10-c   Credit Agreement dated as of September 22, 1999 among
         Chiquita Processed Foods, L.L.C., First Union
         National Bank, as administrative agent, and the financial institutions which are lenders, relating to CPF's $200 million senior secured credit facility, filed as Exhibit 10 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1999

         Executive Compensation Plans
         ----------------------------
 *10-d   1986 Stock Option and Incentive Plan, as Amended and
         Restated effective May 13, 1998, filed as Exhibit 10-
         d to Annual Report on Form 10-K for the year ended
         December 31, 1998

 *10-e   1998 Stock Option and Incentive Plan, included as
         Appendix A to the Company's definitive Proxy
         Statement filed on Schedule 14A dated April 8, 1998

  10-f   1997 Amended and Restated Deferred Compensation Plan
         (conformed to include amendments effective through January 1, 2001)

  10-g   1997 Deferred Compensation Plan for the Board of
         Directors (conformed to include amendments effective through January 1, 2001)

 *10-h   Chiquita Brands International, Inc. Capital
         Accumulation Plan, filed as Exhibit 10 to Quarterly
         Report on Form 10-Q for the quarter ended March 31,
         2000

  10-i   Guaranty, dated March 12, 2001, by Chiquita Brands,
         Inc. of obligations of Chiquita Brands International,
         Inc., under its Deferred Compensation and Capital
         Accumulation Plans

  10-j   Severance Agreement, dated January 16, 2001, between
         Chiquita Brands International, Inc. and Steven G.
         Warshaw, conformed to include amendments made by
         Amendment to Severance Agreement dated February 14,
         2001

  10-k Severance Agreement (Prior to Change in Control), dated February 14, 2001, between Chiquita Brands
         International, Inc. and Steven G. Warshaw

  10-l   Severance Agreement, dated January 16, 2001, between
         Chiquita Brands International, Inc. and Robert F.
         Kistinger, conformed to include amendments made by
         Amendment to Severance Agreement dated February 14,
         2001

  10-m   Severance Agreement, dated January 16, 2001, between
         Chiquita Brands International, Inc. and Robert W.
         Olson, conformed to include amendments made by
         Amendment to Severance Agreement dated February 14,
         2001

  10-n   Severance Agreement, dated January 16, 2001, between
         Chiquita Brands International, Inc. and Peter A.
         Horekens, conformed to include amendments made by
         Amendment to Severance Agreement dated February 14,
         2001

  10-o   Severance Agreement, dated January 16, 2001, between
         Chiquita Brands International, Inc. and William A.
         Tsacalis, conformed to include amendment made by
         Amendment to Severance Agreement dated February 14,
         2001

  10-p   Severance Agreement, dated January 22, 2001, between
         Chiquita Brands International, Inc. and James B.
         Riley, conformed to include amendments made by
         Amendment to Severance Agreement dated February 14,
         2001

  10-q   Guaranty, dated March 12, 2001, by Chiquita Brands,
         Inc. of obligations of Chiquita Brands International,
         Inc., under severance agreements with a number of key executives, including those listed in Exhibits 10-j through 10-p above

  10-r   Description of 2001 TCR Retention Program

    13   Chiquita Brands International, Inc. 2000 Annual
         Report to Shareholders (pages 2 through 32)

    21   Subsidiaries of Registrant

    23   Consent of Independent Auditors

    24   Powers of Attorney

-------------------------------
    * Incorporated by reference.



