Form 10-Q
period 2001-03-31
CHIQUITA BRANDS INTERNATIONAL INC
filed 2001-05-14
CIK 101063

----------------------------------------------------------------
                            FORM 10-Q




               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



     Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934



For the Quarterly Period Ended                  Commission File
March 31, 2001                                  Number 1-1550



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

  As of April 30, 2001, there were 73,317,097 shares of Common
Stock outstanding.


                       Page 1 of 14 Pages
----------------------------------------------------------------

               CHIQUITA BRANDS INTERNATIONAL, INC.
               ----------------------------------

                        TABLE OF CONTENTS
                        -----------------


                                                        Page
                                                        ----
PART I - Financial Information
------

  Item 1 - Financial Statements

     Consolidated Statement of Income for the quarters
       ended March 31, 2001 and 2000                      3

     Consolidated Balance Sheet as of March 31, 2001,
       December 31, 2000 and March 31, 2000               4

     Consolidated Statement of Cash Flow for the
       quarters ended March 31, 2001 and 2000             5

     Notes to Consolidated Financial Statements           6

  Item 2 - Management's Analysis of Operations and
           Financial Condition                           10

  Item 3 - Quantitative and Qualitative Disclosures
           About Market Risk                             12


PART II - Other Information
-------

  Item 3 - Defaults Upon Senior Securities               12

  Item 6 - Exhibits and Reports on Form 8-K              13

Signature                                                14

Part I - Financial Information
------------------------------

Item 1 - Financial Statements
-----------------------------

               CHIQUITA BRANDS INTERNATIONAL, INC.
               ----------------------------------

          CONSOLIDATED STATEMENT OF INCOME (Unaudited)
           -------------------------------------------
            (In thousands, except per share amounts)

                                              Quarter Ended
                                                March 31,
                                          --------------------
                                             2001       2000
                                          ---------  ---------
Net sales                                 $ 577,249  $ 658,053
                                          ---------  ---------

Operating expenses
  Cost of sales                             462,384    498,005
  Selling, general and administrative        55,792     69,700
  Depreciation                               20,794     22,560
                                          ---------  ---------
                                            538,970    590,265
                                          ---------  ---------
  Operating income                           38,279     67,788

Interest income                               3,051      3,105
Interest expense                            (32,694)   (31,966)
Other income (expense), net                  (1,008)        63
                                          ---------  ---------
  Income before income taxes                  7,628     38,990
Income taxes                                 (3,500)    (4,000)
                                          ---------  ---------
Net income                                $   4,128  $  34,990
                                          =========  =========

Earnings per common share:
  Basic                                   $     .01  $     .46
  Diluted                                       .01        .43

Dividends per common share                $      --  $      --

         See Notes to Consolidated Financial Statements.

               CHIQUITA BRANDS INTERNATIONAL, INC.
               -----------------------------------

             CONSOLIDATED BALANCE SHEET (Unaudited)
              -------------------------------------
              (In thousands, except share amounts)

                             March 31,  December 31,  March 31,
                                2001        2000        2000
                            ----------  -----------  ----------
ASSETS
------
Current assets
  Cash and equivalents      $   90,894   $   96,924  $   80,394
  Trade receivables
    (less allowances
    of $10,981, $10,685
    and $12,009)               226,840      191,476     233,915
  Other receivables, net        98,548      105,018     159,514
  Inventories                  381,991      428,260     386,302
  Other current assets          34,637       24,835      34,719
                            ----------    ---------   ---------
    Total current assets       832,910      846,513     894,844

Property, plant and
  equipment,net              1,056,849    1,071,341   1,173,002
Investments and other
  assets                       331,515      334,573     337,035
Intangibles, net               162,462      164,363     180,370
                            ----------   ----------  ----------
    Total assets            $2,383,736   $2,416,790  $2,585,251
                            ==========   ==========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities
  Notes and loans payable   $   80,391   $  109,274  $  102,801
  Long-term debt due
    within one year
    Parent company             858,423       86,930     109,875
    Subsidiaries                43,401       93,685      95,043
  Accounts payable             190,252      194,367     215,845
  Accrued liabilities          113,731      128,614     104,746
                             ---------    ---------   ---------
    Total current
      liabilities            1,286,198      612,870     628,310

Long-term debt of parent
  company                           --      772,380     771,944
Long-term debt of
  subsidiaries                 353,174      287,695     279,436
Other liabilities              160,234      161,302     170,097
                            ----------   ----------  ----------
    Total liabilities        1,799,606    1,834,247   1,849,787
                            ----------   ----------  ----------

Shareholders' equity
  Preferred and preference
    stock                      183,083      253,475     253,475
  Common stock, $.01 par
    value (72,506,774,
    66,705,622 and
    66,444,064 shares)             725          667         664
  Capital surplus              837,622      766,217     765,139
  Accumulated deficit         (407,172)    (411,300)   (272,893)
  Accumulated other
    comprehensive loss         (30,128)     (26,516)    (10,921)
                            ----------   ----------  ----------
    Total shareholders'
      equity                   584,130      582,543     735,464
                            ----------   ----------  ----------
    Total liabilities and
      shareholders' equity  $2,383,736   $2,416,790  $2,585,251
                            ==========   ==========  ==========

         See Notes to Consolidated Financial Statements.

               CHIQUITA BRANDS INTERNATIONAL, INC.
               -----------------------------------

         CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)
         ----------------------------------------------
                         (In thousands)

                                            Quarter Ended
                                             March 31,
                                        --------------------
                                          2001        2000
                                        --------    --------
Cash provided (used) by:
Operations
  Net income                            $  4,128    $ 34,990
  Depreciation and amortization           22,332      24,225
  Collection of tax refund                 9,456          --
  Parent company interest expense
    not paid                              20,355          --
  Changes in current assets and
    liabilities and other                (33,475)    (60,565)
                                       ---------   ---------
    Cash flow from operations             22,796      (1,350)
                                       ---------   ---------
Investing
  Capital expenditures                    (5,715)    (18,290)
  Hurricane Mitch insurance
    proceeds                               3,961          --
  Long-term investments                   (4,296)     (2,124)
  Proceeds from sales of property,
    plant and equipment                    3,076         631
  Other                                     (278)      3,122
                                        --------   ---------
    Cash flow from investing              (3,252)    (16,661)
                                        --------   ---------

Financing
  Debt transactions
    Issuances of long-term debt           69,856          --
    Repayments of long-term debt         (66,631)    (10,123)
    Increase (decrease) in notes
      and loans payable                  (28,799)     14,941
  Preferred and preference stock
    dividends                                 --      (4,276)
                                        --------   ---------
    Cash flow from financing             (25,574)        542
                                        --------   ---------

Decrease in cash
  and equivalents                         (6,030)    (17,469)
Balance at beginning of period            96,924      97,863
                                        --------    --------
Balance at end of period                $ 90,894    $ 80,394
                                        ========    ========


         See Notes to Consolidated Financial Statements.

               CHIQUITA BRANDS INTERNATIONAL, INC.
               -----------------------------------

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     ------------------------------------------------------

  Interim results for Chiquita Brands International, Inc. and subsidiaries (the "Company") are subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full fiscal year. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the results of the interim periods shown have been made. See Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for additional information relating to the Company's financial statements.

Earnings Per Share
------------------

  Basic and diluted earnings per common share ("EPS") are calculated as follows (in thousands, except per share amounts):

                                               Quarter Ended
                                                 March 31,
                                             -----------------
                                               2001      2000
                                             -------   -------
Net income                                   $ 4,128   $34,990
Dividends paid or payable on preferred
  and preference stock                        (3,680)   (4,276)
                                             -------   -------
  Net income attributed to common
    shares for basic EPS                         448    30,714
Add back dividends paid or payable
  on preferred and preference stock               --     4,276
                                             -------   -------
  Net income attributed to common
    shares for diluted EPS                   $   448   $34,990
                                             =======   =======

Weighted average common shares
  outstanding (shares used to
  calculate basic EPS)                        68,839    66,266
Convertible preferred and
  preference stock                                --    15,479
Stock options and other stock awards               8       112
                                             -------   -------

  Shares used to calculate diluted EPS        68,847    81,857
                                             =======   =======

Basic EPS                                    $   .01   $   .46
Diluted EPS                                      .01       .43

  The assumed conversions to common stock of the Company's 7% convertible subordinated debentures, preferred and preference stock, stock options and other stock awards are excluded from the diluted EPS computations for periods in which these items, on an individual basis, have an anti-dilutive effect on diluted EPS.

  Although the Company did not pay any cash dividends on its preferred and preference stock during the quarter ended March 31, 2001, these dividends are deducted from net income to calculate earnings per share.

Segment Information (in thousands)
---------------------------------

  Financial information for the Company's business segments is as follows:

                                            Quarter Ended
                                              March 31,
                                        ----------------------
                                           2001        2000
                                        ----------  ----------
Net sales
  Fresh Produce                         $  468,956  $  524,563
  Processed Foods                          108,293     133,490
                                        ----------  ----------

                                        $  577,249  $  658,053
                                        ==========  ==========

Operating income
  Fresh Produce                         $   38,207  $   62,787
  Processed Foods                               72       5,001
                                        ----------  ----------
                                        $   38,279  $   67,788
                                        ==========  ==========

Inventories (in thousands)
-------------------------

                           March 31,  December 31,   March 31,
                             2001         2000         2000
                          ----------  ------------  ----------
Fresh produce             $   33,509    $   31,199  $   48,275
Processed food products      189,510       241,787     164,102
Growing crops                 98,167        97,620     107,049
Materials, supplies and
  other                       60,805        57,654      66,876
                          ----------    ----------  ----------
                          $  381,991    $  428,260  $  386,302
                          ==========    ==========  ==========

Long-term Debt and Shareholders' Equity
---------------------------------------

  In January 2001, the Company announced its intention to restructure the $861 million face amount of publicly-held senior notes and subordinated debentures of Chiquita Brands International, Inc. ("CBII"), which is a parent holding company without business operations of its own. As part of this restructuring initiative, the Company has discontinued all interest and principal payments on its parent company public debt, including an $86 million principal payment of 7% subordinated debentures at maturity on March 28, 2001. As a result, all public debt of the Company is subject to acceleration and has been classified as current liabilities at March 31, 2001. The Company does not believe this restructuring would impact its day-to-day operations with regard to employees, customers, suppliers, distributors and general business, or affect payments of liabilities by the Company's operating subsidiaries, which would continue to be serviced by cash flow from the Fresh Produce and Processed Foods business segments.

  During the quarter ended March 31, 2001, approximately 0.8 million shares of Non-Voting Cumulative Preferred Stock, Series A, and 0.7 million shares of Convertible Preferred Stock, Series B, were converted into 5.7 million shares of common stock by holders of such preferred shares. In addition, approximately $1 million principal amount of 7% Convertible Subordinated Debentures due 2001 were converted to shares of common stock during the quarter at $43 per share. After March 28, 2001, these debentures are no longer convertible.

  The Company has suspended payment of dividends on its preferred and preference stock. At March 31, 2001, dividends on the Company's preferred and preference stock were unpaid for two quarters, which totaled approximately $6 million. The Company is not permitted under the terms of these shares to pay dividends (other than stock dividends)to common shareholders or to redeem, repurchase or otherwise acquire any of its outstanding common stock until preferred and preference dividends in arrears have been fully paid.

Hedging
-------

  Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended, was implemented by the Company on January 1, 2001. This standard requires the recognition of all derivatives on the balance sheet at fair value, and recognition of the resulting gains or losses as adjustments to net income or other comprehensive income. The effect of adopting SFAS No. 133 on first quarter net income was not material.

  The Company is exposed to market risks, the most substantial of which relate to sales originating in foreign currencies and fuel oil prices. The Company reduces these exposures by purchasing foreign currency option contracts (principally euro contracts) and fuel oil swap contracts. Both the currency options and fuel oil swaps qualify for hedge accounting as cash flow hedges. To the extent that these hedges are effective, gains and losses are deferred in other comprehensive income until the underlying transaction is recognized in net income. For the ineffective portion of the hedge, gains or losses are charged to net income in the current period. The earnings impact of the currency option contracts and fuel oil swap contracts is recorded in net sales and cost of sales, respectively. The Company does not hold or issue derivative financial instruments for speculative purposes.

  At March 31, 2001, the Company had euro-denominated option contracts which ensure conversion of approximately euro 190 million of sales in 2001 at average rates not lower than 0.88 dollars per euro and approximately euro 35 million of sales in 2002 at average rates not lower than 0.86 dollars per euro. The fair value of these option contracts at March 31, 2001 was approximately $6 million and was included in other current assets. The Company's fuel oil swap contracts at March 31, 2001 fix the purchase price on approximately 105,000 metric tons of fuel oil in 2001. The estimated cost to terminate the fuel oil swap contracts at March 31, 2001 of $2 million was included in accrued liabilities. The unrealized gains or losses deferred in OCI at the end of the quarter, substantially all of which are expected to be reclassified to net income in the next twelve months, are not material. During the first quarter of 2001, the change in the fair value of these contracts relating to hedge ineffectiveness was not material. The Company did not discontinue any option contracts or fuel oil swap contracts during the quarter ended March 31, 2001.

Comprehensive Income
--------------------

  Comprehensive income for all periods presented consisted solely of net income, unrealized foreign currency translation losses and SFAS No. 133 adjustments, as follows (in thousands):

                                              Quarter Ended
                                                March  31,
                                          --------------------
                                             2001       2000
                                          ---------  ---------
Net income                                $   4,128  $  34,990
Unrealized foreign currency
  translation losses                         (2,734)    (4,601)
Changes in fair value of derivatives          4,866         --
Losses reclassified from OCI into
  net income                                  1,231         --
                                          ---------  ---------

Comprehensive income before cumulative
  effect of adopting SFAS No. 133             7,491     30,389
Cumulative effect of adopting
  SFAS No. 133                               (6,975)        --
                                          ---------  ---------

Comprehensive income                      $     516  $  30,389
                                          =========  =========


Acquisitions and Divestitures
-----------------------------

  In June 2000, the Company's Australian fresh produce subsidiary, Chiquita Brands South Pacific Limited, issued additional shares in conjunction with two business acquisitions. As a result, the Company's voting interest is below 50% and the investment is accounted for under the equity method. Also in June 2000, the Company sold California Day-Fresh Foods, Inc., which produced and marketed natural fresh fruit and vegetable juices in the United States. Proceeds consisted of $16 million in cash and $9 million in short-term notes which were received in October 2000.

Item 2
------
               CHIQUITA BRANDS INTERNATIONAL, INC.
               -----------------------------------

                    MANAGEMENT'S ANALYSIS OF
                    ------------------------
               OPERATIONS AND FINANCIAL CONDITION
               ----------------------------------

Operations
----------

  Operating income for the first quarter of 2001 was $38 million compared to 2000 first quarter operating income of $68 million. The decrease in first quarter earnings occurred primarily in the Company's Fresh Produce business as a result of weakness in major European currencies relative to the U.S. dollar. The adverse effect of lower banana pricing in North America and Japan was partially offset by improved pricing in Europe on a local currency basis. Operating results for the Company's Processed Foods business also declined from the prior year primarily as a result of lower pricing for canned vegetables.

  Net sales for the first quarter of 2001, excluding the effects of prior year divestitures, decreased approximately 4% from the 2000 first quarter primarily as a result of the weaker European currencies. The prior year divestitures include the deconsolidation of the Company's Australian operations and the sale of California Day-Fresh Foods, Inc. in the second quarter of 2000.

  Interest expense was comparable to last year. Interest on the parent company public debt continues to be fully accrued in the income statement even though the Company has discontinued interest payments on such debt. See "Financial Condition" below.

  Other income (expense) for the 2001 first quarter includes approximately $1 million of costs incurred in connection with the proposed parent company debt restructuring.

  The Company's effective tax rate is affected by the level and mix of income among various domestic and foreign jurisdictions in which the Company operates.


Financial Condition
-------------------

  In January 2001, the Company announced its intention to restructure the $861 million face amount of publicly-held senior notes and subordinated debentures of Chiquita Brands International, Inc. ("CBII"), which is a parent holding company without business operations of its own. As part of this restructuring initiative, the Company has discontinued all interest and principal payments on its parent company public debt, including an $86 million principal payment of 7% subordinated debentures at maturity on March 28, 2001. As a result, all public debt of the Company is subject to acceleration and has been classified as current liabilities at March 31, 2001. The Company does not believe this restructuring would impact its day-to-day operations with regard to employees, customers, suppliers, distributors and general business, or affect payments of liabilities by the Company's operating subsidiaries, which would continue to be serviced by cash flow from the Fresh Produce and Processed Foods business segments.

  The Company has suspended payment of dividends on its preferred and preference stock. At March 31, 2001, dividends on the Company's preferred and preference stock were unpaid for two quarters, which totaled approximately $6 million. The Company is not permitted, under the terms of these shares to pay dividends (other than stock dividends)to common shareholders or to redeem, repurchase or otherwise acquire any of its outstanding common stock until preferred and preference dividends in arrears have been fully paid.

  In March 2001, the Company's operating subsidiary, Chiquita Brands, Inc. ("CBI"), obtained a three-year secured bank credit facility for up to $120 million to replace CBII's expiring bank revolving credit agreement. The new facility consists of a term loan of $75 million and a revolving credit facility of $45 million. A portion of the proceeds of the term loan was used to repay $50 million of bank loans of certain Costa Rican farm subsidiaries. Under the revolving credit facility, $35 million is available for seasonal working capital needs and other corporate purposes, and the remaining $10 million is available with the lenders' consent. The new facility contains covenants which limit the distribution of cash from CBI to CBII, the parent holding company, to $95 million per year for payment of CBII overhead, amounts necessary for payment of income taxes, and a cumulative amount of up to $22 million for restructuring costs. At April 30, 2001, the full $75 million of the term loan was outstanding and approximately $3 million of the availability under the revolving credit facility was used to issue letters of credit. At April 30, 2001, approximately $60 million of additional borrowings were available to subsidiaries for working capital purposes under other committed lines of credit.


International
-------------

  On April 11, 2001, the United States and the European Commission announced an agreement regarding the long-standing dispute over the European Union ("EU") banana import regime. This agreement is expected to result in partial recovery in future periods of the EU market opportunities previously available to Chiquita and Latin American banana producing nations. The agreement contemplates a partial redistribution of licenses for the import of Latin American bananas under a tariff rate quota system for historical operators that would take effect on July 1, 2001 and continue through the end of 2005. It also contemplates movement to a tariff-only system starting in 2006, which will require future consultations between the EU and the banana supplying interests.

Item 3 - Quantitative and Qualitative Disclosures About Market
--------------------------------------------------------------
         Risk
         ----

  Reference is made to the discussion under "Management's Analysis of Operations and Financial Condition - Market Risk Management" in the Company's 2000 Annual Report to Shareholders. As of March
31, 2001, there were no material changes to the information presented.


                        *   *   *   *   *

  This quarterly report contains certain statements that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of assumptions, risks and uncertainties, including the implementation of the announced U.S.-EU agreement regarding the EU's banana import regime, the Company's ability to reach agreement with holders of its parent company debt regarding a restructuring of such debt, the terms of any such restructuring, prices at which Chiquita can sell its products, the costs at which it can purchase or grow (and availability of) fresh produce and other raw materials, currency exchange rate fluctuations, natural disasters and unusual weather conditions, operating efficiencies, labor relations, actions of governmental bodies, and other market and competitive conditions, many of which are beyond the control of Chiquita. Actual results or developments may differ materially from the expectations expressed or implied in the forward-looking statements, and the Company undertakes no obligation to update any such statements.


Part II - Other Information
---------------------------

Item 3 - Defaults Upon Senior Securities
----------------------------------------

  As part of the restructuring initiative described in "Management's Analysis of Operations and Financial Condition," during the first quarter of 2001 the Company discontinued all interest and principal payments on its parent company debt. The following table sets forth the scheduled debt payments that were not made during the first quarter of 2001:

 Debt Series and Aggregate     Type and Date of
      Principal Amount           Payment Due       Amount Unpaid
       Outstanding               in Quarter          in Quarter
 -------------------------    ----------------    ---------------
 9-5/8% Senior Notes          Interest,             $12 million
 due 2004                     January 16, 2001
 ($250 million)

 9-1/8% Senior Notes          Interest,              $8 million
 due 2004                     March 1, 2001
 ($175 million)

 7% Convertible               Principal and         $92 million
 Subordinated                 Interest,
 Debentures due 2001          March 28, 2001
 ($86 million)

As a result of these defaults, holders of all of the Company's publicly-held debt have the right to demand acceleration of that debt. This debt consists of the series listed above, the 10-1/4% Senior Notes due 2006 and the 10% Senior Notes due 2009. At the date of this filing, total arrearages of principal and interest, including the nonpayment of $8 million of interest due on May 1, 2001 on the 10-1/4% Senior Notes, is $120 million.

  In the fourth quarter of 2000, the Company suspended payment of dividends on its preferred and preference stock. However, for holders converting their shares to common stock, accumulated dividends have been paid with common shares in accordance with the terms of the preferred and preference stock. The following table sets forth the preferred and preference dividends which were not paid during the first quarter of 2001 and the accumulated dividend arrearage at May 14, 2001:

  Series of Preferred      Amount Unpaid   Total Arrearage At
  or Preference Stock        In Quarter*     May 14, 2001**
  --------------------     -------------   -----------------

  $2.875 Non-Voting        $1.9 million        $2.8 million
  Cumulative Preferred
  Stock, Series A

  $3.75 Convertible        $1.7 million        $2.9 million
  Preferred Stock,
  Series B

  $2.50 Convertible        $0.1 million        $0.1 million
  Preference Stock,
  Series C

  * Based on shares outstanding on the March 7, 2001 dividend payment date.

  **   Based on shares outstanding on April 30, 2001.


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

  (a)   Exhibit 10 - Chiquita Brands International,
        Inc. Capital Accumulation Plan (conformed to include amendments through March 31, 2001)

  (b) The Company filed the following reports on Form 8-K during the quarter ended March 31, 2001:

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





May 14, 2001