Form 10-Q
period 2001-06-30
CHIQUITA BRANDS INTERNATIONAL INC
filed 2001-08-14
CIK 101063

--------------------------------------------------------------------------------


                                   FORM 10-Q




                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934



For the Quarterly Period Ended                                 Commission File
June 30, 2001                                                  Number 1-1550



                      CHIQUITA BRANDS INTERNATIONAL, INC.




Incorporated under the                                         IRS Employer I.D.
Laws of New Jersey                                             No. 04-1923360



                 250 East Fifth Street, Cincinnati, Ohio 45202
                                (513) 784-8000



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No _____
                                      -----

     As of July 31, 2001, there were 73,701,536 shares of Common Stock outstanding.


                              Page 1 of 16 Pages

--------------------------------------------------------------------------------

                       CHIQUITA BRANDS INTERNATIONAL, INC.
                       -----------------------------------

                                TABLE OF CONTENTS
                                -----------------

                                                                                                     Page
                                                                                                     -----
PART I - Financial Information
------

     Item 1 - Financial Statements

         Consolidated Statement of Income for the quarters and
             six months ended June 30, 2001 and 2000.............................................      3

         Consolidated Balance Sheet as of June 30, 2001,
             December 31, 2000 and June 30, 2000.................................................      4

         Consolidated Statement of Cash Flow for the six months
             ended June 30, 2001 and 2000........................................................      5

         Notes to Consolidated Financial Statements..............................................      6

     Item 2 - Management's Analysis of Operations and Financial Condition........................     11

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk.........................     13


PART II - Other Information
-------

     Item 3 - Defaults Upon Senior Securities....................................................     13

     Item 5 - Other Information..................................................................     14

     Item 6 - Exhibits and Reports on Form 8-K...................................................     15

Signature........................................................................................     16

Part I - Financial Information
------------------------------

Item 1 - Financial Statements
-----------------------------


                      CHIQUITA BRANDS INTERNATIONAL, INC.
                      -----------------------------------

                 CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                --------------------------------------------
                   (In thousands, except per share amounts)

                                                   Quarter Ended June 30,            Six Months Ended June 30,
                                               ------------------------------     ----------------------------
                                                   2001              2000             2001              2000
                                               -------------    -------------     -------------    -------------
Net sales                                      $     595,410    $     601,465     $   1,172,659    $   1,259,518
                                               -------------    -------------     -------------    -------------

Operating expenses
     Cost of sales                                   488,449          462,283           950,833          960,288
     Selling, general and administrative              61,774           72,133           117,566          141,833
     Depreciation                                     20,838           23,004            41,632           45,564
                                               -------------    -------------     -------------    -------------

                                                     571,061          557,420         1,110,031        1,147,685
                                               -------------    -------------     -------------    -------------

     Operating income                                 24,349           44,045            62,628          111,833

Interest income                                        2,104            2,824             5,155            5,929
Interest expense                                     (32,037)         (31,997)          (64,731)         (63,963)
Other income (expense), net                           (1,904)              50            (2,912)             113
                                               -------------    -------------     -------------    -------------

     Income (loss) before income taxes
       and extraordinary item                         (7,488)          14,922               140           53,912
Income taxes                                          (3,500)          (4,000)           (7,000)          (8,000)
                                               -------------    -------------     -------------    -------------
     Income (loss) before
        extraordinary item                           (10,988)          10,922            (6,860)          45,912
Extraordinary gain from debt
  prepayment                                              --            1,832                --            1,832
                                               -------------    -------------     -------------    -------------

Net income (loss)                              $     (10,988)   $      12,754     $      (6,860)   $      47,744
                                               =============    =============     =============    =============

Earnings per common share:
     Basic     - Income (loss) before
                   extraordinary item          $        (.19)   $         .10     $        (.19)   $         .56
               - Extraordinary item                       --              .03                --              .03
                                               -------------    -------------     -------------    -------------
               - Net income (loss)             $        (.19)   $         .13     $        (.19)   $         .59
                                               =============    =============     =============    =============

     Diluted   - Income (loss) before
                   extraordinary item          $        (.19)   $         .10     $        (.19)   $         .56
               - Extraordinary item                       --              .03                --              .02
                                               -------------    -------------     -------------    -------------
               - Net income (loss)             $        (.19)   $         .13     $        (.19)   $         .58
                                               =============    =============     =============    =============


Dividends per common share                     $          --    $          --     $          --    $          --
                                               =============    =============     =============    =============

               See Notes to Consolidated Financial Statements.

                      CHIQUITA BRANDS INTERNATIONAL, INC.
                      -----------------------------------

                    CONSOLIDATED BALANCE SHEET (Unaudited)
                    --------------------------------------
                     (In thousands, except share amounts)

                                                            June 30,      December 31,      June 30,
                                                              2001            2000            2000
                                                          ------------    ------------    ------------
ASSETS
------
Current assets
    Cash and equivalents                                  $    127,775    $     96,924    $     94,413
    Trade receivables (less allowances
       of $12,068, $10,685 and $12,047)                        216,269         191,476         192,366
    Other receivables, net                                      91,114         105,018         143,040
    Inventories                                                342,234         428,260         340,196
    Other current assets                                        33,999          24,835          36,842
                                                          ------------    ------------    ------------

       Total current assets                                    811,391         846,513         806,857

Property, plant and equipment, net                           1,038,332       1,071,341       1,115,982
Investments and other assets                                   323,009         334,573         353,593
Intangibles, net                                               160,792         164,363         169,116
                                                          ------------    ------------    ------------

       Total assets                                       $  2,333,524    $  2,416,790    $  2,445,548
                                                          ============    ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities
    Notes and loans payable                               $     46,268    $    109,274    $     35,756
    Long-term debt due within one year
       Parent company                                          858,579          86,930          90,930
       Subsidiaries                                             45,605          93,685          94,743
    Accounts payable                                           175,512         194,367         199,338
    Accrued liabilities                                        142,318         128,614          99,913
                                                          ------------    ------------    ------------

       Total current liabilities                             1,268,282         612,870         520,680

Long-term debt of parent company                                    --         772,380         772,086
Long-term debt of subsidiaries                                 338,512         287,695         260,597
Other liabilities                                              154,698         161,302         147,214
                                                          ------------    ------------    ------------

       Total liabilities                                     1,761,492       1,834,247       1,700,577
                                                          ------------    ------------    ------------

Shareholders' equity
    Preferred and preference stock                             171,885         253,475         253,475
    Common stock, $.01 par value (73,525,270,
       66,705,622 and 66,532,262 shares)                           735             667             665
    Capital surplus                                            849,083         766,217         765,582
    Accumulated deficit                                       (418,160)       (411,300)       (264,414)
    Accumulated other comprehensive loss                       (31,511)        (26,516)        (10,337)
                                                          ------------    ------------    ------------

       Total shareholders' equity                              572,032         582,543         744,971
                                                          ------------    ------------    ------------

       Total liabilities and shareholders' equity         $  2,333,524    $  2,416,790    $  2,445,548
                                                          ============    ============    ============

                See Notes to Consolidated Financial Statements.

                      CHIQUITA BRANDS INTERNATIONAL, INC.
                      -----------------------------------

                CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)
                -----------------------------------------------
                                (In thousands)

                                                               Six Months Ended June 30,
                                                               -------------------------
                                                                  2001           2000
                                                               ----------     ----------
Cash provided (used) by:
Operations
    Income (loss) before extraordinary item                    $   (6,860)    $   45,912
    Depreciation and amortization                                  44,708         48,874
    Collection of tax refund                                        9,456             --
    Parent company interest expense not paid                       40,710             --
    Changes in current assets and liabilities                      26,163          2,802
    Other                                                            (886)       (12,155)
                                                               ----------     ----------

       Cash flow from operations                                  113,291         85,433
                                                               ----------     ----------

Investing
    Capital expenditures                                          (15,530)       (33,772)
    Hurricane Mitch insurance proceeds                              6,320         32,500
    Proceeds from sale of business                                     --         16,228
    Long-term investments                                          (4,296)        (2,684)
    Proceeds from sales of property, plant and equipment            3,756            863
    Other                                                            (510)           225
                                                               ----------     ----------

       Cash flow from investing                                   (10,260)        13,360
                                                               ----------     ----------

Financing
    Debt transactions
       Issuances of long-term debt                                 71,402             --
       Repayments of long-term debt                               (80,828)       (41,588)
       Decrease in notes and loans payable                        (62,754)       (52,104)
    Preferred and preference stock dividends                           --         (8,551)
                                                               ----------     ----------

       Cash flow from financing                                   (72,180)      (102,243)
                                                               ----------     ----------

Increase (decrease) in cash and equivalents                        30,851         (3,450)
Balance at beginning of period                                     96,924         97,863
                                                               ----------     ----------

Balance at end of period                                       $  127,775     $   94,413
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

Earnings Per Share
------------------

    Basic and diluted earnings per common share ("EPS") are calculated as follows (in thousands, except per share amounts):

                                                            Quarter Ended                Six Months Ended
                                                              June 30,                       June 30,
                                                     ------------------------       ------------------------
                                                         2001         2000             2001           2000
                                                     -----------  -----------       -----------  -----------
Income (loss) before extraordinary item              $   (10,988) $    10,922       $    (6,860) $    45,912
Extraordinary gain from debt prepayment                       --        1,832                --        1,832
                                                     -----------  -----------       -----------  -----------
Net income (loss)                                        (10,988)      12,754            (6,860)      47,744
Dividends paid or payable on preferred
  and preference stock                                    (2,885)      (4,275)           (6,565)      (8,551)
                                                     -----------  -----------       -----------  -----------
    Net income (loss) attributed to common
       shares for basic EPS                              (13,873)       8,479           (13,425)      39,193
Add back dividends paid or payable
  on preferred and preference stock                           --           --                --        8,551
                                                     -----------  -----------       -----------  -----------
    Net income (loss) attributed to common
       shares for diluted EPS                        $   (13,873) $     8,479       $   (13,425) $    47,744
                                                     ===========  ===========       ===========  ===========
Weighted average common shares
  outstanding (shares used to calculate
  basic EPS)                                              73,301       66,486            71,070       66,376
Convertible preferred and preference stock                    --           --                --       15,479
Stock options and other stock awards                          --           11                --           62
                                                     -----------  -----------       -----------  -----------
    Shares used to calculate diluted EPS                  73,301       66,497            71,070       81,917
                                                     ===========  ===========       ===========  ===========
Earnings per common share:
     Basic     - Before extraordinary item           $      (.19) $       .10       $      (.19) $       .56
               - Extraordinary item                           --          .03                --          .03
                                                     -----------  -----------       -----------  -----------
               - Net income (loss)                   $      (.19) $       .13       $      (.19) $       .59
                                                     ===========  ===========       ===========  ===========

     Diluted   - Before extraordinary item           $      (.19) $       .10       $      (.19) $       .56
               - Extraordinary item                           --          .03                --          .02
                                                     -----------  -----------       -----------  -----------
               - Net income (loss)                   $      (.19) $       .13       $      (.19) $       .58
                                                     ===========  ===========       ===========  ===========

    The assumed conversions to common stock of the Company's 7% convertible subordinated debentures, preferred and preference stock, stock options and other stock awards are excluded from the diluted EPS computations for periods in which these items, on an individual basis, have an anti-dilutive effect on diluted EPS.

    Although the Company did not pay any cash dividends on its preferred and preference stock during the quarter and six months ended June 30, 2001, these dividends are deducted from net income to calculate earnings per share.


Segment Information (in thousands)
----------------------------------

    Financial information for the Company's business segments is as follows:

                                                            Quarter Ended                Six Months Ended
                                                              June 30,                       June 30,
                                                   -----------------------------  ----------------------------
                                                        2001           2000            2001           2000
                                                   -------------  --------------  -------------  -------------
Net sales
    Fresh Produce                                  $     493,826  $      487,160  $     962,782  $   1,011,723
    Processed Foods                                      101,584         114,305        209,877        247,795
                                                   -------------  -------------  --------------  -------------

                                                   $     595,410  $      601,465  $   1,172,659  $   1,259,518
                                                   =============  ==============  =============  =============
Operating income (loss)
    Fresh Produce                                  $      24,838  $       37,130  $      63,045  $      99,917
    Processed Foods                                         (489)          6,915           (417)        11,916
                                                   -------------  --------------  -------------  -------------

                                                   $      24,349  $       44,045  $      62,628  $     111,833
                                                   =============  ==============  =============  =============

    Segment operating income for the second quarter of 2000 excludes charges and write-offs relating primarily to banana production assets, including the curtailment announced in June 2000 of additional Hurricane Mitch farm rehabilitation. These second quarter charges were offset by a $15 million gain on the sale of California Day-Fresh Foods, Inc., a processor and distributor of natural fresh fruit and vegetable juices.


Inventories (in thousands)
--------------------------

                                                       June 30,            December 31,            June 30,
                                                         2001                  2000                  2000
                                                   ---------------       ---------------       ---------------
Fresh produce                                      $        28,843       $        31,199       $        31,467
Processed food products                                    158,628               241,787               144,456
Growing crops                                               98,346                97,620                98,721
Materials, supplies and other                               56,417                57,654                65,552
                                                   ---------------       ---------------       ---------------

                                                   $       342,234       $       428,260       $       340,196
                                                   ===============       ===============       ===============

Long-term Debt and Shareholders' Equity
---------------------------------------

     In January 2001, the Company announced its intention to restructure the $861 million principal amount of publicly-held senior notes and subordinated debentures of Chiquita Brands International, Inc. ("CBII"), which is a parent holding company without business operations of its own. As part of this restructuring initiative, the Company has discontinued all interest and principal payments on its parent company public debt. As a result, all public debt of the Company is subject to acceleration and has been classified as current liabilities at June 30, 2001. The Company does not believe this restructuring would impact its day-to-day operations with regard to employees, customers, suppliers, distributors and general business, or affect payments of liabilities by the Company's operating subsidiaries, which would continue to be serviced by cash flow from the Fresh Produce and Processed Foods business segments.

     Interest payments for the second quarter were $12 million in 2001 and $28 million in 2000. For the six months ended June 30, 2001, interest payments were $24 million compared to $65 million for the same period of 2000. In the quarter and six months ended June 30, 2001, interest payments were made solely on subsidiary debt. Interest on the parent company public debt continues to be fully accrued in the income statement even though the Company has discontinued interest payments on such debt.

     During the six months ended June 30, 2001, approximately 0.9 million shares of Non-Voting Cumulative Preferred Stock, Series A, and 0.8 million shares of Convertible Preferred Stock, Series B, were converted into 6.8 million shares of common stock by holders of such preferred shares. In addition, during the first quarter of 2001, approximately $1 million principal amount of 7% Convertible Subordinated Debentures due 2001 were converted to shares of common stock at $43 per share. After March 28, 2001, these debentures are no longer convertible.

     The Company has suspended payment of dividends on its preferred and preference stock. At June 30, 2001, dividends on the Company's preferred and preference stock were unpaid for three quarters, which totaled approximately $9 million. Under the terms of these shares, the Company is not permitted to pay dividends (other than stock dividends) to common shareholders or to redeem, repurchase or otherwise acquire any of its outstanding common stock until preferred and preference dividends in arrears have been fully paid.

Accounting Pronouncements
-------------------------

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations," and Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 141 requires use of the purchase method for all future business combinations, and it changes the criteria for separate recognition of intangible assets acquired in a business combination. Under SFAS No. 142, which must be implemented for the Company's 2002 fiscal year, goodwill and other intangible assets with an indefinite life are no longer amortized but are reviewed annually for impairment. The Company is commencing its evaluation of the effect of these new standards on its consolidated financial statements.

Hedging
-------

     Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended, was implemented by the Company on January 1, 2001. This standard requires the recognition of all derivatives on the balance sheet at fair value, and recognition of the resulting gains or losses as adjustments to net income or other comprehensive income. The effect of adopting SFAS No. 133 on the Company's net income was not material.

     The Company is exposed to various market risks, including currency exchange risk on foreign sales and market fluctuation of fuel oil prices. The Company reduces these exposures by purchasing foreign currency option contracts (principally euro contracts) and fuel oil swap contracts. Both the currency options and fuel oil swaps qualify for hedge accounting as cash flow hedges. To the extent that these hedges are effective, gains and losses are deferred in other comprehensive income ("OCI") until the underlying transaction is recognized in net income. For the ineffective portion of the hedge, gains or losses are charged to net income in the current period. The earnings impact of the currency option contracts and fuel oil swap contracts is recorded in net sales and cost of sales, respectively. The Company does not hold or issue derivative financial instruments for speculative purposes.

     At June 30, 2001, the Company had euro-denominated option contracts which ensure conversion of approximately (euro)130 million of sales in 2001 at average rates not lower than 0.89 dollars per euro and approximately (euro)100 million of sales in 2002 at average rates not lower than 0.86 dollars per euro. The fair value of these option contracts at June 30, 2001 was approximately $10 million and was included in other current assets. The Company's fuel oil swap contracts at June 30, 2001 fix the purchase price on approximately 70,000 metric tons of fuel oil in 2001. The estimated cost at June 30, 2001 to terminate the fuel oil swap contracts was approximately $1 million and was included in accrued liabilities. The unrealized gains or losses deferred in OCI at the end of the quarter, substantially all of which are expected to be reclassified to net income in the next twelve months, are not material. During the second quarter of 2001, the change in the fair value of these contracts relating to hedge ineffectiveness was not material. During the second quarter of 2001, the Company did not terminate any option contracts or fuel oil swap contracts prior to their original expiration date.

Comprehensive Income (Loss)
---------------------------

                                                         Quarter Ended                 Six Months Ended
                                                           June 30,                        June 30,
                                                 ---------------------------    ------------------------------
                                                     2001            2000            2001             2000
                                                 -------------  ------------    -------------   --------------
Net income (loss)                                $     (10,988) $     12,754    $      (6,860)  $       47,744
Unrealized foreign currency translation
    gains (losses)                                      (1,550)          584           (4,284)          (4,017)
Changes in fair value of derivatives                       433            --            5,299               --
(Income) losses reclassified from
    OCI into net loss                                     (266)           --              965               --
                                                 -------------  ------------    -------------   --------------

Comprehensive income (loss) before
    cumulative effect of adopting
    SFAS No. 133                                       (12,371)       13,338           (4,880)          43,727
Cumulative effect of adopting
    SFAS No. 133                                            --            --           (6,975)              --
                                                 -------------  ------------    -------------   --------------

Comprehensive income (loss)                      $     (12,371) $     13,338    $     (11,855)  $       43,727
                                                 =============  ============    =============   ==============

Acquisitions and Divestitures
-----------------------------

     In June 2000, the Company's Australian fresh produce subsidiary, Chiquita Brands South Pacific Limited, issued additional shares in conjunction with two business acquisitions. As a result, the Company's voting interest is below 50% and the investment is accounted for under the equity method. Also in June 2000, the Company sold California Day-Fresh Foods, Inc., which produced and marketed natural fresh fruit and vegetable juices in the United States. Proceeds consisted of $16 million in cash and $9 million in short-term notes which were collected in October 2000.

Item 2
------

                       CHIQUITA BRANDS INTERNATIONAL, INC.
                       -----------------------------------


                            MANAGEMENT'S ANALYSIS OF
                            ------------------------
                       OPERATIONS AND FINANCIAL CONDITION
                       ----------------------------------

Operations
----------

     Operating income for the second quarter of 2001 was $24 million compared to 2000 second quarter operating income of $44 million. For the six months ended June 30, 2001, operating income was $63 million compared to $112 million in the first half of 2000. Fresh Produce earnings in the second quarter and first half of 2001 compared to the prior year periods were negatively affected by weak European currencies in relation to the U.S. dollar. In addition, Chiquita incurred higher production and related logistics costs in the second quarter caused by weather-related declines in short-term productivity. These effects were partially offset by higher local currency pricing and volume in core European markets. Processed Foods operating results also declined during the first half of 2001 primarily due to lower pricing of canned vegetables. The lower pricing was consistent with the objective of reducing inventory levels of canned vegetables.

     Net sales for the second quarter, excluding the effects of prior year divestitures, increased slightly compared to the prior year. First half sales, excluding divestitures, were comparable to the prior year. The prior year divestitures include the deconsolidation of the Company's Australian operations and the sale of California Day-Fresh Foods, Inc. in the second quarter of 2000.

     Interest expense was comparable to last year. Interest on the parent company public debt continues to be fully accrued in the income statement even though the Company has discontinued interest payments on such debt. See "Financial Condition" below.

     Other income (expense) for the second quarter and first half of 2001 includes costs incurred in connection with the proposed parent company debt restructuring of approximately $2 million and $3 million, respectively.

     The Company's effective tax rate is affected by the level and mix of income among various domestic and foreign jurisdictions in which the Company operates.

Financial Condition
-------------------

     In January 2001, the Company announced its intention to restructure the $861 million principal amount of publicly-held senior notes and subordinated debentures of Chiquita Brands International, Inc. ("CBII"), which is a parent holding company without business operations of its own. As part of this restructuring initiative, the Company has discontinued all interest and principal payments on its parent company public debt. As a result, all public debt of the Company is subject to acceleration and has been classified as current liabilities at June 30, 2001. The Company does not believe this restructuring would impact its day-to-day operations with regard to employees, customers, suppliers, distributors and general business, or affect payments of liabilities by the Company's operating subsidiaries, which would continue to be serviced by cash flow from the Fresh Produce and Processed Foods business segments.

     Certain holders of substantial amounts of the CBII senior notes and subordinated debentures have formed ad hoc committees and engaged advisors for the purpose of considering the proposed restructuring. The Company and its advisors have been engaged in discussions with these committees and their representatives regarding the terms of a potential restructuring plan, including the conversion of a significant portion of CBII's debt into common equity. Such a restructuring would adversely affect the existing holders of CBII preferred, preference and common stock. If an agreement on such a plan is reached, the Company would present the plan for judicial approval under Chapter 11 of the U.S. Bankruptcy Code, which provides for companies to reorganize and continue to operate as going concerns. The Company is not currently in a position to predict the outcome of these discussions.

     The Company has suspended payment of dividends on its preferred and preference stock. At June 30, 2001, dividends on the Company's preferred and preference stock were unpaid for three quarters, which totaled approximately $9 million. Under the terms of these shares, the Company is not permitted to pay dividends (other than stock dividends) to common shareholders or to redeem, repurchase or otherwise acquire any of its outstanding common stock until preferred and preference dividends in arrears have been fully paid.

     In March 2001, the Company's operating subsidiary, Chiquita Brands, Inc. ("CBI"), obtained a three-year secured bank credit facility for up to $120 million to replace CBII's expiring bank revolving credit agreement. This facility consists of a term loan of $75 million and a revolving credit facility of $45 million. A portion of the proceeds of the term loan was used to repay $50 million of bank loans of certain Costa Rican farm subsidiaries. Under the revolving credit facility, $35 million is available for seasonal working capital needs and other corporate purposes, and the remaining $10 million is available with the lenders' consent. At July 31, 2001, the full $75 million of the term loan was outstanding and approximately $4 million of the availability under the revolving credit facility had been used to issue letters of credit. At July 31, 2001, approximately $75 million of additional borrowings were available to subsidiaries for working capital purposes under other committed lines of credit.

Other
-----

     Reference is made to "Management's Analysis of Operations and Financial Condition - European Union Regulatory Developments" in the Company's 2000 Annual Report to Shareholders (included in Exhibit 13 to the Company's Annual Report on Form 10-K) and Part I, Item 2 "Management's Analysis of Operations and Financial Condition - International" in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and the discussion therein of the April 2001 settlement of the long-standing dispute over the European Union ("EU") banana import regime. Regulations implementing the tariff rate quota system contemplated by the settlement went into effect on July 1, 2001.

     The Company's Armuelles division in western Panama has been involved in discussions since the beginning of the year with the local labor union, representing approximately 3,000 workers, to negotiate a new contract. The union recently announced its intention to go on strike, as early as late August. In 2000, fruit from this division represented approximately 7% of the bananas marketed by Chiquita.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

     Reference is made to the discussion under "Management's Analysis of Operations and Financial Condition - Market Risk Management" in the Company's 2000 Annual Report to Shareholders. As of June 30, 2001, there were no material changes to the information presented.


                                   * * * * *


     This quarterly report contains certain statements that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of assumptions, risks and uncertainties, including the implementation of the announced U.S.-EU agreement regarding the EU's banana import regime, the Company's ability to reach agreement with holders of its parent company's debt regarding a restructuring of such debt, the terms of any such restructuring, prices at which Chiquita can sell its products, the costs at which it can purchase or grow (and availability of) fresh produce and other raw materials, currency exchange rate fluctuations, natural disasters and unusual weather conditions, operating efficiencies, labor relations, actions of governmental bodies, and other market and competitive conditions, many of which are beyond the control of Chiquita. Actual results or developments may differ materially from the expectations expressed or implied in the forward-looking statements, and the Company undertakes no obligation to update any such statements.

Part II - Other Information
---------------------------

Item 3 - Defaults Upon Senior Securities
----------------------------------------

     As part of the restructuring initiative described in "Management's Analysis of Operations and Financial Condition," beginning in the first quarter of 2001 the Company discontinued all interest and principal payments on its parent company public debt. The following table lists the affected series of debt securities, sets forth the scheduled debt payments that were not made during the second quarter of 2001 and shows the payment arrearage at August 13, 2001:

         Debt Series and
       Aggregate Principal                Type(s) and Date(s)           Amount Unpaid           Total Arrearage
       Amount Outstanding               of Defaulted Payment(s)       in Second Quarter        at August 13, 2001
    -------------------------         -------------------------       -----------------        ------------------
    9-5/8% Senior Notes               Interest, January 16, 2001                     --              $24 million
    due 2004 ($250 million)           and July 16, 2001

    9-1/8% Senior Notes               Interest, March 1, 2001                        --               $8 million
    due 2004 ($175 million)

    10-1/4% Senior Notes              Interest, May 1, 2001                  $8 million               $8 million
    due 2006 ($150 million)

    10% Senior Notes                  Interest, June 15, 2001               $10 million              $10 million
    due 2009 ($200 million)

    7% Convertible                    Principal and interest,                        --              $92 million
    Subordinated Debentures           March 28, 2001
    due 2001 ($86 million)

As a result of these defaults, holders of all series of debt have the right to demand acceleration of that debt.

     In the fourth quarter of 2000, the Company suspended payment of dividends on its preferred and preference stock. However, for holders converting their shares to common stock, accumulated dividends have been paid with common shares in accordance with the terms of the preferred and preference stock. The following table sets forth the preferred and preference dividends which were not paid during the second quarter of 2001 and the accumulated dividend arrearage at August 13, 2001:

                                                                  Amount Unpaid             Total Arrearage at
       Series of Preferred or Preference Stock                  in Second Quarter*          August 13, 2001**
       ---------------------------------------------           -------------------          ------------------
       $2.875 Non-Voting Cumulative Preferred                         $1.4 million                $4.3 million
       Stock, Series A

       $3.75 Convertible Preferred Stock,                             $1.4 million                $4.1 million
       Series B

       $2.50 Convertible Preference Stock,                            $0.1 million                $0.2 million
       Series C

       * Based on shares outstanding on the June 7, 2001 dividend payment date.

       ** Based on shares outstanding on July 31, 2001.

Item 5 - Other Information
--------------------------

     On January 16, 2001, the Company announced a proposed restructuring of the parent company's publicly held debt which is described in Part I, Item 2, "Management's Analysis of Operations and Financial Condition" above. Because the restructuring process was expected to continue beyond the customary mid-May date for the Annual Meeting of Shareholders, the Company's Board of Directors fixed September 12, 2001 as the date for the Company's 2001 Annual Meeting.

     The Company now expects the restructuring process to extend beyond September 12, 2001. Accordingly, the Board of Directors has further postponed the 2001 Annual Meeting to a date to be specified at a future time.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

     (a) Exhibit 10 - $120,000,000 Credit Agreement dated as of March 7, 2001 among Chiquita Brands, Inc., as Borrower, the Lenders designated therein, and Foothill Capital Corporation, as Arranger and Administrative Agent, conformed to incorporate changes made in First Amendment to Credit Agreement, dated as of June 11, 2001.

     (b) There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 2001.

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



August 13, 2001