Form 10-Q
period 2001-09-30
CHIQUITA BRANDS INTERNATIONAL INC
filed 2001-11-14
CIK 101063

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended	Commission File
September 30, 2001	Number 1-1550

CHIQUITA BRANDS INTERNATIONAL, INC.

Incorporated under the	IRS Employer I.D.
Laws of New Jersey	No. 04-1923360

250 East Fifth Street, Cincinnati, Ohio 45202
(513) 784-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

As of October 31, 2001, there were 77,376,119 shares of Common Stock outstanding.

Page 1 of 16 Pages

CHIQUITA BRANDS INTERNATIONAL, INC.

Part I - Financial Information

Item 1 - Financial Statements

CHIQUITA BRANDS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(In thousands, except per share amounts)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net sales	$508,739	$465,773	$1,681,398	$ 1,725,291

Operating expenses
Cost of sales	435,641	408,771	1,386,474	1,369,059
Selling, general and administrative	55,672	58,230	173,238	200,063
Depreciation	21,178	22,558	62,810	68,122

	512,491	489,559	1,622,522	1,637,244

Operating income (loss)	(3,752)	(23,786)	58,876	88,047
Interest income	2,013	3,371	7,168	9,300
Interest expense	(33,387)	(31,589)	(98,118)	(95,552)
Other income (expense), net	(3,097)	52	(6,009)	165

Income (loss) before income taxes
and extraordinary items	(38,223)	(51,952)	(38,083)	1,960
Income taxes	--	--	(7,000)	(8,000)

Loss before extraordinary items	(38,223)	(51,952)	(45,083)	(6,040)

Extraordinary gain (loss) from
debt extinguishment	--	(1,761)	--	71

Net loss	$(38,223)	$(53,713)	$(45,083)	$(5,969)

Basic and diluted earnings per
common share:
- Before extraordinary items	$(.56)	$(.84)	$(.76)	$(.28)
- Extraordinary items	--	(.03)	--	.00

- Net loss	$(.56)	$(.87)	$(.76)	$(.28)

See Notes to Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET (Unaudited)
(In thousands, except share amounts)

	September 30,	December 31,	September 30,
	2001	2000	2000

ASSETS
Current assets
Cash and equivalents	$121,203	$96,924	$109,965
Trade receivables (less allowances
of $11,956, $10,685, and $9,746)	209,257	191,476	184,888
Other receivables, net	71,081	105,018	96,771
Inventories	411,421	428,260	442,527
Other current assets	27,447	24,835	27,100

Total current assets	840,409	846,513	861,251

Property, plant and equipment, net	1,021,023	1,071,341	1,102,078
Investments and other assets	331,253	334,573	342,054
Intangibles, net	159,461	164,363	167,060

Total assets	$2,352,146	$2,416,790	$2,472,443

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes and loans payable	$23,024	$109,274	$41,319
Long-term debt due within one year
Parent company	858,740	86,930	90,930
Subsidiaries	52,135	93,685	89,430
Accounts payable	238,321	194,367	258,140
Accrued liabilities	166,960	128,614	105,165

Total current liabilities	1,339,180	612,870	584,984

Long-term debt of parent company	--	772,380	772,231
Long-term debt of subsidiaries	329,774	287,695	285,151
Other liabilities	154,185	161,302	145,905

Total liabilities	1,823,139	1,834,247	1,788,271

Shareholders’ equity
Preferred and preference stock	156,925	253,475	253,475
Common stock, $.01 par value (75,339,489,
66,705,622 and 66,616,884 shares)	753	667	666
Capital surplus	864,024	766,217	766,048
Accumulated deficit	(456,383)	(411,300)	(322,402)
Accumulated other comprehensive loss	(36,312)	(26,516)	(13,615)

Total shareholders’ equity	529,007	582,543	684,172

Total liabilities and shareholders’ equity	$2,352,146	$2,416,790	$2,472,443

See Notes to Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)
(In thousands)

	Nine Months Ended
	September 30,

	2001	2000

Cash provided (used) by:
Operations
Loss before extraordinary items	$(45,083)	$(6,040)
Depreciation and amortization	67,489	72,982
Collection of tax refund	9,456	21,685
Parent company interest expense not paid	63,499	--
Changes in current assets and liabilities	37,174	2,041
Other	12,381	(3,645)

Cash flow from operations	144,916	87,023

Investing
Capital expenditures	(22,746)	(46,127)
Hurricane Mitch insurance proceeds	6,393	32,500
Proceeds from sale of business	--	16,228
Long-term investments	(16,532)	(3,133)
Proceeds from sales of property, plant and equipment	8,287	5,825
Other	(578)	335

Cash flow from investing	(25,176)	5,628

Financing
Debt transactions
Issuances of long-term debt	74,217	63,434
Repayments of long-term debt	(83,871)	(84,616)
Decrease in notes and loans payable	(85,807)	(46,541)
Preferred and preference stock dividends	--	(12,826)

Cash flow from financing	(95,461)	(80,549)

Increase in cash and equivalents	24,279	12,102
Balance at beginning of period	96,924	97,863

Balance at end of period	$121,203	$109,965

See Notes to Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Interim results for Chiquita Brands International, Inc. and subsidiaries (the “Company”) are subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full fiscal year. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the results of the interim periods shown have been made. See Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 for additional information relating to the Company’s financial statements.

Earnings Per Share

Basic and diluted earnings per common share (“EPS”) are calculated as follows (in thousands, except per share amounts):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Loss before extraordinary items	$(38,223)	$(51,952)	$(45,083)	$(6,040)
Extraordinary gain (loss) from
debt extinguishment	--	(1,761)	--	71

Net loss	(38,223)	(53,713)	(45,083)	(5,969)
Dividends paid or payable on preferred
and preference stock	(2,852)	(4,275)	(9,417)	(12,826)

Net loss attributed to common
shares	$(41,075)	$(57,988)	$(54,500)	$(18,795)

Weighted average common shares
outstanding	73,996	66,572	72,045	66,441

Basic and diluted earnings per common share:
- Before extraordinary items	$(.56)	$(.84)	$(.76)	$(.28)
- Extraordinary items	--	(.03)	--	.00

- Net loss	$(.56)	$(.87)	$(.76)	$(.28)

The assumed conversions to common stock of the Company’s 7% subordinated debentures (which were convertible until March 28, 2001), preferred and preference stock, stock options and other stock awards would have had an anti-dilutive effect on diluted EPS and, therefore, have not been included in the above calculations.

Although the Company did not pay any cash dividends on its preferred and preference stock during the quarter and nine months ended September 30, 2001, these dividends are deducted from net income to calculate earnings per share.

Segment Information (in thousands)

Financial information for the Company’s business segments is as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net sales
Fresh Produce	$394,763	$363,696	$1,357,545	$1,375,418
Processed Foods	113,976	102,077	323,853	349,873

	$508,739	$465,773	$1,681,398	$1,725,291

Operating income (loss)
Fresh Produce	$3,024	$(31,502)	$66,069	$68,415
Processed Foods	1,724	7,716	1,307	19,632

	$4,748	$(23,786)	$67,376	$88,047

Segment operating income in 2001 excludes third quarter charges and write-offs of $9 million for the closure of non-competitive farms that represented about 20% of the Company’s Armuelles, Panama banana production division.

Year-to-date segment operating income for 2000 excludes second quarter charges and write-offs relating primarily to banana production assets, including the curtailment announced in June 2000 of additional Hurricane Mitch farm rehabilitation. These charges were offset by a $15 million gain on the sale of California Day-Fresh Foods, Inc., a processor and distributor of natural fresh fruit and vegetable juices.

Inventories (in thousands)

	September 30,	December 31,	September 30,
	2001	2000	2000

Fresh produce	$35,548	$31,199	$32,416
Processed food products	224,626	241,787	249,699
Growing crops	97,494	97,620	98,009
Materials, supplies and other	53,753	57,654	62,403

	$411,421	$428,260	$442,527

Long-term Debt and Shareholders’ Equity

In January 2001, the Company announced its intention to restructure the $861 million principal amount of publicly-held senior notes and subordinated debentures of Chiquita Brands International, Inc. (“CBII”), which is a parent holding company without business operations of its own. As part of this restructuring initiative, the Company discontinued all interest and principal payments on this parent company public debt. As a result, all public debt of the Company is subject to acceleration and has been classified as current liabilities since March 31, 2001.

On November 9, 2001, Chiquita reached agreement with committees representing approximately 29% of the outstanding senior notes and subordinated debentures in support of a restructuring plan that will reduce Chiquita's debt and accrued interest by over $700 million and its future annual interest expense by approximately $60 million. Under the restructuring plan, all of the existing senior notes and subordinated debentures plus accrued interest will be exchanged for $250 million of new senior notes and 95.5% of the Company's new common stock, and the existing preferred and common stock will be exchanged for 2% of the new common stock and 7-year warrants to purchase 25% of the new common stock on a fully diluted basis. As part of a management incentive plan that will include a new stock option plan, existing management will receive 2.5% of the new common stock.

The Company will soon file the restructuring plan in Federal Court as a Pre-Arranged Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code. Chapter 11 provides for companies to reorganize, subject to judicial approval, and continue to operate as going concerns. Completion of the restructuring plan is subject to certain conditions, including its acceptance by the affected classes of publicly-held debt and equity, whose approval will be solicited as part of the Court process.

The restructuring plan will only involve the publicly-held debt and equity securities of CBII.  It will not involve any of CBII's operating subsidiaries. As a result, the Company does not believe the restructuring will impact its day-to-day operations with regard to employees, customers, suppliers, distributors and general business, or affect payments of liabilities by the Company's operating subsidiaries, which will continue to be serviced by cash flow from the Fresh Produce and Processed Foods business segments.

Interest payments for the third quarter were $10 million in 2001 and $29 million in 2000. For the nine months ended September 30, 2001, interest payments were $34 million compared to $94 million for the same period of 2000. In the quarter and nine months ended September 30, 2001, interest payments were made solely on debt of subsidiaries. Interest expense on the parent company public debt continues to be fully accrued in the income statement even though the Company has discontinued interest payments on such debt.

During the nine months ended September 30, 2001, approximately 1.1 million shares of Non-Voting Cumulative Preferred Stock, Series A, and 0.9 million shares of Convertible Preferred Stock, Series B, were converted into 8.6 million shares of common stock by holders of such preferred shares. In addition, during the first quarter of 2001, approximately $1 million principal amount of 7% Convertible Subordinated Debentures due 2001 were converted to shares of common stock at $43 per share. After March 28, 2001, these debentures were no longer convertible.

In the fourth quarter of 2000, the Company has suspended payment of dividends on its preferred and preference stock. At September 30, 2001, dividends on the Company’s preferred and preference stock were unpaid for four quarters, which totaled approximately $11 million. Under the terms of these shares, the Company is not permitted to pay dividends (other than stock dividends) to common shareholders or to redeem, repurchase or otherwise acquire any of its outstanding common stock until preferred and preference dividends in arrears have been fully paid.

Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), “Business Combinations,” and Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets.” SFAS No. 141 requires use of the purchase method for all future business combinations, and it changes the criteria for separate recognition of intangible assets acquired in a business combination. Under SFAS No. 142, which must be implemented for the Company’s 2002 fiscal year, goodwill and other intangible assets with an indefinite life are no longer amortized but are reviewed annually for impairment. The Company is currently reviewing the effect of these new standards on its consolidated financial statements.

Hedging

Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended, was implemented by the Company on January 1, 2001. This standard requires the recognition of all derivatives on the balance sheet at fair value, and recognition of the resulting gains or losses as adjustments to net income or other comprehensive income. The effect of adopting SFAS No. 133 on the Company’s net income was not material.

The Company is exposed to various market risks, including currency exchange risk on foreign sales and market fluctuation of fuel oil prices. The Company reduces these exposures by purchasing foreign currency option contracts (principally euro contracts) and fuel oil swap contracts. Both the currency options and fuel oil swaps qualify for hedge accounting as cash flow hedges. To the extent that these hedges are effective in offsetting the Company's underlying risk exposure, gains and losses are deferred in other comprehensive income (“OCI”) until the underlying transaction is recognized in net income. For the ineffective portion of the hedge, gains or losses are charged to net income in the current period. The earnings impact of the currency option contracts and fuel oil swap contracts is recorded in net sales and cost of sales, respectively. The Company does not hold or issue derivative financial instruments for speculative purposes.

At September 30, 2001, the Company had euro-denominated option contracts which ensure conversion of approximately €70 million of sales in 2001 at average rates not lower than 0.89 dollars per euro and approximately €184 million of sales in 2002 at average rates not lower than 0.87 dollars per euro. The fair value of these option contracts at September 30, 2001 was approximately $4 million and was included in other current assets. The Company’s fuel oil swap contracts at September 30, 2001 fix the purchase price on approximately 35,000 metric tons of fuel oil in 2001. The estimated cost at September 30, 2001 to terminate the fuel oil swap contracts was approximately $0.5 million and was included in accrued liabilities. The unrealized losses deferred in OCI at the end of the quarter for these contracts, substantially all of which are expected to be reclassified to net income in the next twelve months, were approximately $5 million. During the third quarter of 2001, the change in the fair value of these contracts relating to hedge ineffectiveness was not material.

Comprehensive Loss

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net loss	$(38,223)	$(53,713)	$(45,083)	$(5,969)
Unrealized foreign currency translation
gains (losses)	1,519	(3,278)	(2,765)	(7,295)
Changes in fair value of derivatives	(5,733)	--	(434)	--
(Income) losses reclassified from
OCI into net loss	(587)	--	378	--

Comprehensive loss before cumulative
effect of adopting SFAS No. 133	(43,024)	(56,991)	(47,904)	(13,264)
Cumulative effect of adopting
SFAS No. 133	--	--	(6,975)	--

Comprehensive loss	$(43,024)	$(56,991)	$(54,879)	$(13,264)

Acquisitions and Divestitures

In June 2000, the Company’s Australian fresh produce subsidiary, Chiquita Brands South Pacific Limited, issued additional shares in conjunction with two business acquisitions. As a result, the Company’s voting interest is below 50% and the investment is accounted for under the equity method. Also in June 2000, the Company sold California Day-Fresh Foods, Inc., which produced and marketed natural fresh fruit and vegetable juices in the United States. Proceeds consisted of $16 million in cash and $9 million in short-term notes that were collected in October 2000.

Item 2

CHIQUITA BRANDS INTERNATIONAL, INC.

MANAGEMENT’S ANALYSIS OF

OPERATIONS AND FINANCIAL CONDITION

Operations

The Company incurred an operating loss of $4 million for the third quarter of 2001 compared to a 2000 third quarter operating loss of $24 million. For the nine months ended September 30, 2001, operating income was $59 million compared to $88 million for the nine months ended September 30, 2000. The improvement in third quarter results occurred in the Company’s Fresh Produce business primarily as a result of higher pricing in European and North American markets. The benefit of higher pricing more than offset the negative effect of weak European currencies in relation to the U.S. dollar. Fresh Produce earnings for the nine months ended September 30, 2001 were negatively affected by weak European currencies in relation to the U.S. dollar. In addition, Chiquita incurred higher production costs in 2001 caused by weather-related declines in short-term productivity. These effects were partially offset by higher local currency pricing and volume in core European markets. Processed Foods operating results declined from the prior year primarily due to lower market pricing for canned vegetables, as the industry was reducing inventory levels.

Net sales for the third quarter of 2001 increased $43 million to $509 million primarily as a result of the higher pricing in Fresh Produce and, to a lesser extent, higher volume in both Fresh Produce and Processed Foods compared to the prior year. Net sales for the nine months ended September 30, 2001, excluding the effects of prior year divestitures, increased slightly compared to the prior year. The prior year divestitures include the deconsolidation of the Company’s Australian operations and the sale of California Day-Fresh Foods, Inc. in the second quarter of 2000.

Operating results in the third quarter of 2001 include $9 million of unusual charges for the closure of non-competitive farms that represented about 20% of the Company’s Armuelles, Panama banana production division. The Company has since reached agreement with the local labor union regarding work practices in its remaining farms in Armuelles. The new agreement should improve the quality, productivity and cost performance of the remaining farms. However, additional improvements will be needed for the remaining farms to become cost-competitive in world markets.

Interest expense on the parent company public debt continues to be fully accrued in the income statement even though the Company has discontinued interest payments on such debt. See “Financial Condition” below.

Other income (expense) for the third quarter and first nine months of 2001 includes costs incurred in connection with the proposed parent company debt restructuring of approximately $3 million and $6 million, respectively.

The Company’s effective tax rate is affected by the level and mix of income among various domestic and foreign jurisdictions in which the Company operates.

Financial Condition

In January 2001, the Company announced its intention to restructure the $861 million principal amount of publicly-held senior notes and subordinated debentures of Chiquita Brands International, Inc. (“CBII”), which is a parent holding company without business operations of its own. As part of this restructuring initiative, the Company discontinued all interest and principal payments on this parent company public debt. As a result, all public debt of the Company is subject to acceleration and has been classified as current liabilities since March 31, 2001.

On November 9, 2001, Chiquita reached agreement with committees representing approximately 29% of the outstanding senior notes and subordinated debentures in support of a restructuring plan that will reduce Chiquita's debt and accrued interest by over $700 million and its future annual interest expense by approximately $60 million. Under the restructuring plan, all of the existing senior notes and subordinated debentures plus accrued interest will be exchanged for $250 million of new senior notes and 95.5% of the Company's new common stock, and the existing preferred and common stock will be exchanged for 2% of the new common stock and 7-year warrants to purchase 25% of the new common stock on a fully diluted basis. As part of a management incentive plan that will include a new stock option plan, existing management will receive 2.5% of the new common stock.

The Company will soon file the restructuring plan in Federal Court as a Pre-Arranged Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code. Chapter 11 provides for companies to reorganize, subject to judicial approval, and continue to operate as going concerns. Completion of the restructuring plan is subject to certain conditions, including its acceptance by the affected classes of publicly-held debt and equity, whose approval will be solicited as part of the Court process.

The restructuring plan will only involve the publicly-held debt and equity securities of CBII. It will not involve any of CBII's operating subsidiaries. As a result, the Company does not believe the restructuring will impact its day-to-day operations with regard to employees, customers, suppliers, distributors and general business, or affect payments of liabilities by the Company's operating subsidiaries, which will continue to be serviced by cash flow from the Fresh Produce and Processed Foods business segments. Reference is made to the Company's Current Report on Form 8-K dated November 9, 2001 for further information regarding the restructuring plan.

The Company suspended payment of dividends on its preferred and preference stock in the fourth quarter of 2000. At September 30, 2001, dividends on the Company’s preferred and preference stock were unpaid for four quarters, which totaled approximately $11 million. Under the terms of these shares, the Company is not permitted to pay dividends (other than stock dividends) to common shareholders or to redeem, repurchase or otherwise acquire any of its outstanding common stock until preferred and preference dividends in arrears have been fully paid.

In March 2001, the Company’s operating subsidiary, Chiquita Brands, Inc. (“CBI”), obtained a three-year secured bank credit facility for up to $120 million to replace CBII’s expiring bank revolving credit agreement. This facility consists of a term loan of $75 million and a revolving credit facility of $45 million. A portion of the proceeds of the term loan was used to repay $50 million of bank loans of certain Costa Rican farm subsidiaries. Under the revolving credit facility, $35 million is available for seasonal working capital needs and other corporate purposes, and the remaining $10 million is available with the lenders’ consent. At October 31, 2001, $70 million of the term loan was outstanding and $4 million of the availability under the revolving credit facility had been used to issue letters of credit. At October 31, 2001, approximately $50 million of additional borrowings were available to subsidiaries for working capital purposes under other committed lines of credit.

CBI's credit facility prohibits CBI from providing funds to CBII to pay principal or interest on CBII debt obligations. Therefore, implementation of the restructuring, which contemplates the issuance of $250 million of new public debt by CBII, will require either consent by CBI's lenders to permit CBII to meet its obligations on that debt, or replacement of the credit facility with a new facility.

* * * * *

This quarterly report contains certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of assumptions, risks and uncertainties, including the Company’s ability to successfully implement the announced restructuring of the parent company’s debt, the implementation of the announced U.S. - EU agreement regarding the EU’s banana import regime, the continuing availability of sufficient borrowing capacity or other financing to fund operations, the prices at which Chiquita can sell its products, the costs at which it can purchase or grow (and availability of) fresh produce and other raw materials, currency exchange rate fluctuations, natural disasters and unusual weather conditions, operating efficiencies, labor relations, actions of governmental bodies, and other market and competitive conditions, many of which are beyond the control of Chiquita. The forward-looking statements speak as of the date made and are not guarantees of future performance. Actual results or developments may differ materially from the expectations expressed or implied in the forward-looking statements, and the Company undertakes no obligation to update any such statements.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the discussion under “Management’s Analysis of Operations and Financial Condition - Market Risk Management” in the Company’s 2000 Annual Report to Shareholders. As of September 30, 2001, there were no material changes to the information presented.

Part II - Other Information

Item 1 - Legal Proceedings

Reference is made to the description of an investigation by the Securities and Exchange Commission (“SEC”) set forth in Part I – Item 3 – “Legal Proceedings” in the Company’s 2000 Annual Report on Form 10-K. Under the terms of a settlement reached in October 2001, the Company consented to an order finding that, as a result of the conduct of its Colombian subsidiary, Banadex, the Company violated the books and records and internal controls provisions of the Securities Exchange Act of 1934. The Company also agreed to pay a $100,000 civil penalty. According to the SEC order: (1) without the knowledge or consent of any Chiquita employee outside Colombia and in contravention of Chiquita’s policies, employees of Banadex authorized the payment in 1996 and 1997 of the equivalent of $30,000 to local customs officials to secure renewal of a license at a Banadex port facility, and Banadex’s books and records incorrectly identified the payments; and (2) in 1997, Chiquita’s internal audit staff discovered the payments during an audit review and, after an internal investigation, Chiquita took corrective action which included terminating the responsible Banadex employees and reinforcing internal controls at Banadex. In consenting to the order, Chiquita did not admit or deny the SEC’s allegations or findings.

In November 2001, the Illinois Attorney General’s Office filed a complaint before the Illinois Pollution Control Board seeking relief, including monetary sanctions, for alleged environmental violations at the Princeville, Illinois canning facility owned by the Company’s vegetable canning subsidiary. The violations relate to certain accidental and emergency wastewater discharges and certain discharges in excess of permit levels. The Company expects monetary sanctions to be less than $150,000.

Item 3 - Defaults Upon Senior Securities

As part of the restructuring initiative described in “Management’s Analysis of Operations and Financial Condition,” beginning in the first quarter of 2001 the Company discontinued all interest and principal payments on its parent company public debt. The following table lists the affected series of debt securities, sets forth the scheduled debt payments that were not made during the third quarter of 2001 and shows the payment arrearage at November 13, 2001:

Debt Series and
Aggregate Principal	Type(s) and Date(s)	Amount Unpaid	Total Arrearage at
Amount Outstanding	of Defaulted Payment(s)	in Third Quarter	November 13, 2001*

9-5/8% Senior Notes	Interest, January 16, 2001	$12 million	$25 million
due 2004 ($250 million)	and July 16, 2001

9-1/8% Senior Notes	Interest, March 1, 2001 and	$8 million	$17 million
due 2004 ($175 million)	September 4, 2001

10-1/4% Senior Notes	Interest, May 1, 2001 and	--	$16 million
due 2006 ($150 million)	November 1, 2001

10% Senior Notes	Interest, June 15, 2001	--	$10 million
due 2009 ($200 million)

7% Convertible	Principal and interest,	--	$92 million
Subordinated Debentures	March 28, 2001
due 2001 ($86 million)

*including accrued interest on unpaid interest

As a result of these defaults, holders of all series of debt have the right to demand acceleration of that debt.

In the fourth quarter of 2000, the Company suspended payment of dividends on its preferred and preference stock. However, for holders converting their shares to common stock, accumulated dividends have been paid with common shares in accordance with the terms of the preferred and preference stock. The following table sets forth the preferred and preference dividends that were not paid during the third quarter of 2001 and the accumulated dividend arrearage at November 13, 2001:

	Amount Unpaid	Total Arrearage at
Series of Preferred or Preference Stock	in Third Quarter*	November 13, 2001**

$2.875 Non-Voting Cumulative Preferred	$1.4 million	$4.8 million
Stock, Series A

$3.75 Convertible Preferred Stock,	$1.4 million	$4.6 million
Series B

$2.50 Convertible Preference Stock,	$0.1 million	$0.2 million
Series C

* Based on shares outstanding on the September 7, 2001 dividend payment date.

** Based on shares outstanding on October 31, 2001.

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibit 10 - $120,000,000 Credit Agreement dated as of March 7, 2001 among Chiquita Brands, Inc., as Borrower, the Lenders designated therein, and Foothill Capital Corporation, as Arranger and Administrative Agent, conformed to incorporate changes made in First Amendment to Credit Agreement, dated as of June 11, 2001, Second Amendment and Limited Waiver to Credit Agreement, dated as of August 7, 2001 and Third Amendment and Limited Waiver to Credit Agreement, dated as of October 25, 2001.

(b)	There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIQUITA BRANDS INTERNATIONAL, INC.

By:	/s/ William A. Tsacalis

William A. Tsacalis
Vice President and Controller
(Chief Accounting Officer)

November 13, 2001