Form 10-K
period 2001-12-31
CHIQUITA BRANDS INTERNATIONAL INC
filed 2002-03-20
CIK 101063

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the Fiscal Year Ended                                  Commission File
December 31, 2001                                          Number 1-1550

                       CHIQUITA BRANDS INTERNATIONAL, INC.

Incorporated under the                                     I.R.S. Employer I.D.
Laws of New Jersey                                         No. 04-1923360

                  250 East Fifth Street, Cincinnati, Ohio 45202
                                 (513) 784-8000

Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of Each Exchange
Title of Each Class                                        On Which Registered
-------------------                                        -------------------
Common Stock, par value $.01 per share                     New York
Warrants to Subscribe for Common Stock                     New York
10.56% Senior Notes due March 15, 2009                     New York

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of the date of this report, March 19, 2002, 40,000,000 shares of Common Stock were issued or issuable pursuant to registrant's Plan of Reorganization. The aggregate market value of Common Stock held by non-affiliates was not determinable at that time because trading in such shares on the New York Stock Exchange will not commence until March 20, 2002.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes[X] No[ ]

                       Documents Incorporated by Reference
     Portions of the Chiquita Brands International, Inc. 2001 Annual Report to Shareholders are incorporated by reference in Parts I and II. Portions of the Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference in Part III.

================================================================================

                       CHIQUITA BRANDS INTERNATIONAL, INC.
                       -----------------------------------

                                TABLE OF CONTENTS
                                -----------------

                                                                                                        Page
                                                                                                        ----
Part I
------
        Item  1.     Business......................................................................      K-1
        Item  2.     Properties....................................................................     K-10
        Item  3.     Legal Proceedings.............................................................     K-11
        Item  4.     Submission of Matters to a Vote of Security Holders  .........................     K-11
        Executive Officers of the Registrant.......................................................     K-12
Part II
-------
        Item  5.     Market for Registrant's Common Equity and Related
                        Stockholder Matters  ......................................................     K-13
        Item  6.     Selected Financial Data  .....................................................     K-13
        Item  7.     Management's Discussion and Analysis of Financial Condition
                        and Results of Operations..................................................     K-13
        Item 7A.     Quantitative and Qualitative Disclosures About Market Risk  ..................     K-13
        Item  8.     Financial Statements and Supplementary Data  .................................     K-13
        Item  9.     Changes in and Disagreements with Accountants on
                        Accounting and Financial Disclosure  ......................................     K-13
Part III
--------
        Item 10.     Directors and Executive Officers of the Registrant ...........................     K-14
        Item 11.     Executive Compensation .......................................................     K-14
        Item 12.     Security Ownership of Certain Beneficial Owners and Management ...............     K-14
        Item 13.     Certain Relationships and Related Transactions ...............................     K-14
Part IV
-------
        Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K .............     K-14

        Signatures   ..............................................................................     K-16

     This Annual Report on Form 10-K contains certain information that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect management's current views and estimates of future economic circumstances, industry conditions and Company performance. They are subject to a number of assumptions, risks and uncertainties, many of which are beyond the control of Chiquita. The assumptions, risks and uncertainties include continued maintenance of the reforms agreed to by the U.S. and EU regarding the EU's banana import regime, the continuing availability of sufficient borrowing capacity or other financing to fund operations, capital spending and working capital requirements, the prices at which Chiquita can sell its products, the availability of and costs at which it can purchase or grow fresh produce and other raw materials, currency exchange rate fluctuations, natural disasters and unusual weather conditions, operating efficiencies, labor relations, actions of governmental bodies, and other market and competitive conditions. Actual results or developments may differ materially from the expectations expressed or implied in the forward-looking statements, and the Company undertakes no obligation to update any such statements.

                                     PART I
                                     ------
ITEM 1 - BUSINESS
-----------------

                                     GENERAL
                                     -------

     Chiquita Brands International, Inc. ("CBII") and its subsidiaries (collectively, "Chiquita" or the "Company") operate as a leading international marketer, producer and distributor of quality fresh fruits and vegetables and processed foods sold under the "Chiquita" and other brand names. The Company has capitalized on its "Chiquita" and other premium brand names by building on its reputation for quality and worldwide leadership position in the sourcing, distribution and marketing of bananas and other fresh produce. In addition, in recent years, the Company has expanded its processed fruit and vegetable operations, primarily through acquisitions of vegetable canning companies.

     The Company conducts its business through subsidiaries, which operate in two segments. The segments are organized primarily on a product line basis, with each segment offering a variety of different but related products. The Fresh Produce segment includes the sourcing, transportation, distribution and marketing of Chiquita bananas and a wide variety of other fresh fruits and vegetables. The Processed Foods segment consists of the production, distribution and marketing of the Company's private-label and branded canned vegetables, processed bananas and edible-oil based consumer products. No individual customer accounted for more than 10% of the Company's consolidated net sales during any of the last three years. Financial information by business segment and geographic area for the last three years is set forth in Note 14 to the Consolidated Financial Statements included in the Company's 2001 Annual Report to Shareholders.

     On March 19, 2002, CBII completed its previously announced financial restructuring when its pre-arranged Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Plan" or "Plan of Reorganization") became effective. CBII is a parent holding company without business operations of its own. The events leading to the restructuring and certain provisions of the Plan are described below.

     In 1993, the European Union ("EU") implemented a discriminatory quota and licensing regime that governed the importation of bananas into the EU and violated the EU's international trade obligations. This regime significantly decreased the Company's banana volume sold into Europe and resulted in significantly diminished operating results for the Company as compared to years prior to the regime's implementation. Although the Company has made significant improvements in production and logistics costs, the deterioration of operating results caused by this regime has been further exacerbated in recent years by the continued weakness of major European currencies in relation to the U.S. dollar. Principally due to these factors, the Company experienced financial losses in seven of the nine years preceding 2001 and had evolved into a highly leveraged position with consolidated debt of approximately $1.3 billion at December 31, 2000. Under these circumstances, the Company faced the need to obtain new financing in order to meet debt maturities and seasonal working capital requirements during the first quarter of 2001.

     During the second half of 2000, the Company encountered a severe tightening of the bank credit and other capital markets previously accessed by the Company. In early 2001, the Company's operating subsidiary, Chiquita Brands, Inc. ("CBI"), was able to secure a new three-year $120 million credit facility which, combined with existing credit facilities of other subsidiaries of the Company, enabled all of the Company's operating subsidiaries to meet their upcoming debt maturities and seasonal working capital needs. However, the Company was not able to obtain financing which would permit CBII to repay its $86 million of 7% subordinated debentures maturing in March 2001.

     These factors led to CBII's announcement in January 2001 that it would seek to regain its financial health by proposing a restructuring of the $861 million principal amount of CBII's outstanding senior notes and subordinated debentures ("Old Notes") through the conversion of a substantial portion of the Old Notes into new common equity. As part of this initiative, CBII discontinued all interest and principal payments on the Old Notes.

     On November 9, 2001, after extensive negotiations with certain holders of the Old Notes, the parties agreed on the terms of a consensual restructuring of CBII. In accordance with the terms of this agreement, CBII filed its Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code on November 28, 2001. CBII's general unsecured creditors (except for holders of the Old Notes) have been unaffected by the Chapter 11 bankruptcy proceedings and the Plan. CBII's operating subsidiaries, which have continued to meet their obligations with their own cash flow and credit facilities (including the CBI credit facility), have not been involved in the restructuring or the Chapter 11 bankruptcy proceedings. The Plan was confirmed by the bankruptcy court on March 8, 2002 and became effective March 19, 2002, resulting in conversion of the $861 million of Old Notes and $102 million of accrued and unpaid interest thereon into $250 million of 10.56% senior notes ("New Notes") and 95.5% of the common stock of CBII as the reorganized entity ("New Common Stock"). Previously outstanding preferred, preference and common stock is being exchanged for 2% of the New Common Stock and 7-year warrants ("Warrants") to purchase up to 25% of the New Common Stock on a fully diluted basis (prior to any dilution by grants under a new stock option plan). In addition, as part of a management incentive program, existing management is receiving 2.5% of the New Common Stock.

     On March 6, 2002, CBI entered into an amended credit facility which increases the maximum credit to $130 million and decreases the applicable interest rate.

     For further discussion of the parent company debt restructuring and factors affecting Chiquita's results of operations, liquidity and financial condition, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 to the Consolidated Financial Statements included in the Company's 2001 Annual Report to Shareholders. Factors that may cause fluctuations in operating results are also discussed below.

Fresh Produce
-------------

     The Company markets an extensive line of fresh fruits and vegetables sold under the "Chiquita" and other brand names. Chiquita's fresh fruits and vegetables include bananas, berries, citrus, grapes, lettuce, melons, mushrooms, onions, potatoes, stone fruit, tomatoes and a wide variety of other fresh produce. Fresh Produce sales, as a percent of consolidated net sales, amounted to approximately 80% in each of the last three years. In 2001, approximately 55% of Fresh Produce sales were in North America and the remainder were in European and other international markets. The core of Chiquita's Fresh Produce operations is the marketing, distribution and sourcing of bananas. Sales of bananas accounted for approximately two-thirds of Fresh Produce net sales in each of the last three years.

     Chiquita believes it derives competitive benefits in the sourcing, distribution and marketing of fresh produce through its:

     .    highly recognized brand names and strong brand management;

     .    reputation for quality and superior customer service;

     .    social and environmental responsibility;

     . strong market positions in North America and Europe, its principal markets;

     .    modern, cost-efficient transportation system;

     .    number and geographic diversity of major sources of bananas;

     . sourcing of certain types of seasonal produce in both the northern and southern hemispheres to increase availability throughout the year;

     .    state-of-the-art banana ripening techniques; and

     .    excellent agricultural practices.

These characteristics enhance Chiquita's ability to provide customers with premium quality products on a consistent basis.

     Distribution and Marketing. Chiquita sells and distributes a variety of quality fruit and vegetable products through a network of fresh produce operations in North America, Europe and the Pacific Rim. Some of these operations involve the sourcing, distribution and marketing of fresh fruits and vegetables while others involve only distribution and marketing. The Company has regional sales organizations to service major retail customers and wholesalers. The retail customers include large chain stores with which Chiquita enters into product and service contracts, typically for a one-year term. Substantially all of the Pacific Rim operations are conducted through joint ventures.

     The Company's operating subsidiary, Chiquita Brands, Inc., owns the "Chiquita" trademark and most of the Company's other trademarks, which are registered in jurisdictions around the world. Of the bananas sold by the Company, approximately 90% is sold under the "Chiquita" or "Chiquita Jr." brand name, with the remaining 10% sold under second labels such as "Consul" and "Amigo." Other fresh fruits are also sold under the "Chiquita" and other brand names and include apples, apricots, berries, cherries, grapes, melons, peaches, pears, plums and tomatoes. Fresh vegetables, such as asparagus, beans, broccoli, carrots, celery, cucumbers, lettuce, mushrooms, onions, peppers and potatoes, are sold under the "Pacific Gold" and other brand names.

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

     The selling price received for each type of fruit or vegetable depends on several factors, including:

     .    the availability and quality of the produce item in the market; and

     .    the availability and quality of competing types of produce.

For example, although banana production tends to be relatively stable throughout the year, banana pricing is seasonal. This is because bananas compete against other fresh fruit, a major portion of which comes to market beginning in the summer. As a result, banana prices are typically higher during the first half of the year.

     Adverse weather may restrict the availability of fresh produce and result in increased prices. However, competing producers and distributors may be affected differently, depending upon their ability and the cost to obtain alternate supplies (see Sourcing below).

     Bananas are distributed and marketed internationally in a highly competitive environment. Although smaller companies, including growers' cooperatives, are a competitive factor, Chiquita's primary competitors are a limited number of other international banana importers and exporters. To compete successfully, Chiquita must be able to source bananas of uniformly high quality and, on a timely basis, transport and distribute them to worldwide markets. Chiquita sells approximately one-fourth of all bananas imported into North America and Europe, its principal markets.

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

     Bananas are one of the few fruits that ripen best off the plant. To control quality, bananas are normally ripened under controlled conditions. Most other types of fresh produce are already ripe when shipped or ripen naturally. In recent years, the Company has increased its sales of "yellow" (ripened) bananas relative to unripened green fruit. The Company currently operates ripening centers in Europe, North America and the Far East. In Europe, the Company owns state-of-the-art pressurized rooms to manage the ripening cycle. In North America, the Company has developed a unique patented ripening technology that enables bananas to be ripened in shipping containers. The Company believes that providing this service benefits customers through improved quality, longer shelf life, lower inventory levels and minimized investment.

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

     Logistics. Fresh produce distributed internationally is transported primarily by ocean-going vessels. Chiquita ships its tropical fruit in refrigerated vessels owned or chartered by the Company. All of Chiquita's tropical fruit shipments into the North American and core European markets are delivered using pallets or containers. This minimizes damage to the product by eliminating the need to handle individual boxes. Most of the Company's vessels are equipped with controlled atmosphere technology, which improves product quality and facilitates the ripening process. In addition, the Company transports third-party cargo primarily from North America and Europe to Latin America in order to reduce net transportation costs. Chiquita owns or controls under long-term lease approximately 70% of its aggregate shipping capacity. The remaining capacity is operated under contractual arrangements having terms of approximately one year. (See also ITEM 2 - PROPERTIES and Notes 5 and 6 to the Consolidated Financial Statements included in the Company's 2001 Annual Report to Shareholders.)

     Transportation costs are significant in Chiquita's Fresh Produce business. Fuel oil is an important variable component of transportation costs.

     Chiquita operates loading and unloading facilities which it owns or leases in Central and South America and various ports of destination. To transport fresh produce overland to and from these ports, as well as fresh produce grown near its intended market, Chiquita generally uses common carriers who own their own trucks and, to a lesser extent, rail distribution.

     Sourcing. Chiquita has an industry-leading position in terms of number and geographic diversity of major sources of bananas. During 2001, approximately one-fifth of all bananas sold by Chiquita were sourced from each of Costa Rica and Panama. Bananas are also sourced from numerous other countries. Among these, Colombia, Guatemala and Honduras each produced between 9% and 17% of the bananas sold by Chiquita during 2001.

     The most significant cost in the production of bananas is labor, which varies depending on the country of origin. Since bananas are packed in cardboard boxes for shipment, paper cost is also significant.

     In 2001, approximately half of the bananas sourced by Chiquita were produced by subsidiaries and the remainder was purchased under fruit supply arrangements from other growers. Purchasing fruit allows the Company to avoid substantial capital spending associated with the investment, maintenance and financing of additional banana farms. Under some of these fruit supply arrangements, Chiquita furnishes technical assistance to its suppliers to support the production and preparation of bananas for shipment. No single supplier provided more than 10% of the bananas sold by Chiquita in 2001.

     During the early 1990's, the Company expended significant capital to improve production and logistics efficiency and environmental performance. Since 1991, the Company has undertaken a significant effort to achieve the rigorous performance standards of the Better Banana Project, an independent certification program aimed at increasing quality and productivity while minimizing environmental impact and improving conditions for workers. All of Chiquita's owned banana farms in Latin America have achieved certification under this program. Certification requires that farms meet certain performance criteria, as judged by annual third-party audits conducted by members of the Sustainable Agriculture Network, a coalition of third-party environmental groups directed by the Rainforest Alliance, an independent non-governmental organization. The Company is also working with its third-party suppliers to achieve compliance with these standards. More details of the Better Banana Project, its requirements, and the Company's performance in meeting high social and environmental standards are available in Chiquita's 2000 Corporate Responsibility Report, available on www.chiquita.com.

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

     Fresh produce is vulnerable to adverse weather conditions, including windstorms, floods, drought and temperature extremes, which are quite common but difficult to predict. Fresh produce is also vulnerable to crop disease and pests. These factors may result in lower sales volume and increased costs, but may also restrict supplies and lead to an increase in prices for fresh produce. In addition, production may be affected by political changes in countries where fruits and vegetables are grown. However, competitors may be affected differently, depending upon their ability and the cost to obtain adequate supplies from sources in other geographic areas. Chiquita's overall risk from these factors is reduced by the geographic diversity of its producing locations.

Processed Foods
---------------

     Chiquita's Processed Foods segment primarily includes:

     . private-label and branded canned vegetables sold in North America and abroad;

     . processed bananas and other fruits sold primarily in North America, Europe and the Far East under the "Chiquita" brand; and

     . other consumer products (primarily edible oils) sold in Honduras under the "Clover" and other brand names.

     Processed Foods sales, as a percent of consolidated net sales, amounted to approximately 20% in each of the last three years. Sales of canned vegetables accounted for 93% of Processed Foods net sales in 2001, 83% in 2000 and 80% in 1999.

     Chiquita's vegetable canning operations are conducted by its subsidiary, Chiquita Processed Foods, L.L.C. ("CPF"). CPF's operations have continued to consolidate productive capacity and integrate four canning operations acquired from September 1997 through April 1999. CPF now operates thirteen processing facilities in the upper Midwest and Northwest and markets a full line of over 20 types of processed vegetables, including corn, green beans, peas, pumpkin, root vegetables and other related products, to retail and food service customers throughout the U.S. and in over 40 other countries. Corn is CPF's leading canned vegetable product, accounting for approximately 30% of Processed Foods net sales.

     CPF is the largest processor of private-label canned vegetables in the U.S. and enjoys the largest share of the U.S. private-label canned vegetable business. Although the canned vegetable market as a whole has remained relatively static in the last five years, the private-label segment has exhibited consistent growth. Given the higher margins on these products relative to brand names, retailers continue to provide these products greater and more visible shelf space and have begun to focus on creating a broad brand image. As the retail segment of the industry has consolidated, retail chains have sought to differentiate their franchises and achieve higher margins, and private-label products have played a role in both of these initiatives. CPF also sells branded products under the "Stokely's," "Festal," "Tendersweet" and other labels. CPF competes directly with a few major producers of both branded and private-label canned vegetables, as well as indirectly with numerous marketers of frozen and fresh vegetable products.

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

     Prior to each growing season, CPF enters into fixed-price supply agreements with local independent growers to purchase raw vegetables to be processed in its canning facilities. These supply agreements are typically for one year. To ensure the quality and freshness of the vegetables used in its products, CPF:

     .    selects growers located near its canning facilities;

     .    requires growers to use seed selected by CPF;

     .    periodically inspects the crops; and

     .    controls the harvest process and its timing.

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

     CPF's most important raw material besides raw vegetables is cans for product packaging. Can prices are typically agreed upon in the spring and do not fluctuate over the ensuing pack season.

     CPF's products are shipped to customers via truck or rail. CPF ships to its customers both directly from its plants and from regional storage and distribution centers. This maximizes customer service and efficiency.

     Sales of canned vegetables are not highly seasonal, although some products, such as canned pumpkin, have higher sales volume in certain months. Since the availability of vegetables for canning is predominantly seasonal, the production of canned vegetables is also seasonal. As a result, CPF requires a higher level of working capital to finance peak inventory requirements during the third and fourth quarters.

     In Europe, the Company sells "Chiquita" branded fruit juices and beverages, which are manufactured by third parties to Chiquita's specifications. In the United States, several national fruit juice and beverage producers manufacture and sell shelf-stable, refrigerated and frozen juice and beverage products using the "Chiquita" brand name and pay Chiquita a license fee.

     Chiquita's processed banana products include banana puree, frozen banana pieces, sliced bananas and other specialty products. These products are sold to producers of baby food, fruit beverages, baked goods and fruit-based products, and to wholesalers of bakery and dairy food products, including selected licensees such as Beech-Nut. Chiquita produces these products in a processing facility in Costa Rica and through a joint venture in Ecuador. This joint venture produces a broad range of processed fruit products, including passion fruit, pineapples and mangoes. Although Chiquita enjoys the largest share of the worldwide processed banana market, this industry remains highly competitive due to the existence of numerous other producers with available processing capacity, including other banana growers, fruit ingredients companies and large, international food companies.

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

                        RISKS OF INTERNATIONAL OPERATIONS
                        ---------------------------------

     The Company conducts operations in many foreign countries. Information about the Company's operations by geographic area is in Note 14 to the Consolidated Financial Statements included in the Company's 2001 Annual Report to Shareholders and is incorporated herein by reference. The Company's foreign operations are subject to a variety of risks inherent in doing business abroad.

     In 1993, the EU implemented a discriminatory quota and licensing regime governing the importation of bananas into the EU. This regime significantly decreased the Company's banana volume sold into the EU and resulted in significantly decreased operating results for the Company as compared to years prior to the regime's implementation.

     During nine years of legal challenges through the World Trade Organization and its predecessor, the General Agreement on Tariffs and Trade, the EU quota and licensing regime was determined in several rulings to be in violation of the EU's international trade obligations. In April 2001, the European Commission agreed to reform the EU banana import regime. The agreement led to a partial redistribution of licenses for the import of Latin American bananas under a tariff rate quota system for historical operators that went into effect on July 1, 2001 and is to continue through the end of 2005. As a result, the Company has not needed to purchase as many import licenses as were required prior to July 1, 2001 in order to meet its customer demand. The April 2001 agreement also contemplates movement to a tariff-only system starting in 2006, which will require future consultations between the EU and the banana supplying interests.

     There can be no assurance that the tariff rate quota system will remain unchanged through 2005 or that a tariff-only system will be implemented after 2005 (or that, if implemented, the tariff levels established will not be adverse to marketers of Latin American bananas, such as the Company). In addition, the Company cannot predict the impact on the banana import regime of the enlargement of the EU by ten member states that is expected to be implemented as early as 2004.

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

     The Company's operations in some Central and South American countries are dependent upon leases and other agreements with the governments of these countries. Chiquita leases all the land it uses in Panama from the Republic of Panama. There are two leases, one for land on the Caribbean coast and the other for land on the Pacific coast. The leases each have an initial term of 20 years expiring at the end of 2017, with consecutive 12-year extension periods. Either lease can be cancelled by Chiquita at any time on three years' prior notice; the Republic of Panama has the right not to renew either lease at the end of the initial term or any extension period, provided that it gives four years' prior notice.

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

     The Company's operations involve transactions in a variety of currencies. Accordingly, its operating results may be significantly affected by fluctuations in currency exchange rates. These fluctuations affect Chiquita's operations because many of its costs are incurred in currencies different from those received from the sale of its products. In addition, there is normally a time lag between the incurrence of production costs and collection of the related sales proceeds. The Company's policy is to exchange local currencies for dollars promptly upon receipt, thus reducing exchange risk. The Company also engages in various hedging activities to further reduce potential losses on cash flows originating in currencies other than the U.S. dollar. Nevertheless, in recent years, operating results have been adversely affected by the continued weakness of major European currencies against the U.S. dollar.

     For information with respect to currency exchange, see Notes 1 and 8 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's 2001 Annual Report to Shareholders.

LABOR RELATIONS
---------------

     The Company has approximately 29,000 employees. Approximately 21,000 of these employees work in Central and South America, including 18,000 workers covered by 35 labor contracts. Contracts covering approximately 10,000 employees are currently being renegotiated or expire in 2002. The number of employees at the Company's vegetable canning subsidiary increases from approximately 1,700 to 4,000 during peak production times. Approximately 400 of these employees are covered by labor contracts. Strikes or other labor-related actions sometimes occur upon expiration of labor contracts or during the term of the contracts. These may result in increased costs or decreased crop quality as a result of a temporary curtailment of agricultural practices. When prolonged strikes or other labor actions occur, growing crops may be damaged as a result of the disruption of irrigation, disease and pest control and other agricultural practices.

ITEM 2 - PROPERTIES
-------------------

     The Company owns approximately 60,000 acres and leases approximately 35,000 acres of improved land, principally in Colombia, Costa Rica, Honduras and Panama. This land is primarily used for the cultivation of bananas and support activities, including the maintenance of floodways. The Company also owns warehouses, power plants, packing stations, irrigation systems and loading and unloading facilities used in connection with its Fresh Produce operations.

     The Company owns or controls under long-term bareboat charters sixteen refrigerated vessels and has eight additional vessels under time charters, primarily for transporting tropical fruit sold by Chiquita. From time to time, excess capacity may be utilized by transporting cargo for third parties or by chartering or subchartering vessels to other shippers. In addition, the Company enters into spot charters and contracts of affreightment to supplement its transportation resources. Chiquita also owns or leases other related equipment, including refrigerated container units, used to transport fresh produce. The Company's fleet of shipping vessels was built through a substantial investment program during the late 1980's and early 1990's. These refrigerated transport vessels have economic lives in excess of 25 years. The owned ships are pledged as collateral for related financings.

     Properties used by the Company's Processed Foods operations include a total of thirteen vegetable canning facilities in Idaho, Illinois, Iowa, Michigan, Minnesota, Oregon, Washington and Wisconsin, fruit processing facilities in Costa Rica and Ecuador, and edible oil processing facilities in Honduras. All of these facilities are owned, with the exception of the facilities in Ecuador and Honduras which are owned and operated by joint ventures. In addition, certain machinery and equipment owned by the Company's vegetable canning subsidiary, CPF, is pledged as collateral for CPF's $200 million credit facility.

     Other operating units of the Company own, lease and operate properties, principally in the United States, Europe, and Central and South America. The Company leases the space for its headquarters in Cincinnati, Ohio.

     The Company's subsidiary, Chiquita Brands, Inc. ("CBI"), owns directly or indirectly substantially all the business operations and assets of the Company. Substantially all U.S. assets of CBI and its U.S. subsidiaries (other than those subsidiaries, such as CPF, with their own credit facilities) are pledged to secure CBI's $130 million credit facility. The credit facility is also secured by liens on CBI's trademarks, as well as pledges of stock of, or guarantees by, various CBI subsidiaries worldwide.

     The Company believes its property and equipment are generally well maintained, in good operating condition and adequate for its present needs. The Company typically insures its assets against standard risks with third-party insurers, with the exception of banana cultivations. The Company self-insures its banana cultivations because of the high total cost of insurance from third parties and the geographic diversity of its banana sources.

     For further information with respect to the Company's physical properties, see the descriptions under ITEM 1 - BUSINESS - GENERAL above, and Notes 5 and 6 to the Consolidated Financial Statements included in the Company's 2001 Annual Report to Shareholders.

ITEM 3 - LEGAL PROCEEDINGS
--------------------------

     On November 28, 2001, the Company filed a petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Ohio, Western Division. On March 8, 2002, the Bankruptcy Court confirmed the Company's Plan of Reorganization, which became effective on March 19, 2002. For further information regarding this matter, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's 2001 Annual Report to Shareholders.

     A number of legal actions are pending against the Company. Based on information currently available to the Company and on advice of counsel, management does not believe this litigation will, individually or in the aggregate, have a material adverse effect on the financial statements of the Company.

     In November 2001, the Illinois Attorney General's Office filed a complaint before the Illinois Pollution Control Board seeking relief, including monetary sanctions, for alleged environmental violations at the Princeville, Illinois canning facility owned by the Company's vegetable canning subsidiary. The violations related to certain accidental and emergency wastewater discharges and certain wastewater discharges in excess of permit levels. The Company expects monetary sanctions to be less than $150,000.

     In January 2001, the Company filed a lawsuit in the Court of First Instance of the European Court of Justice claiming damages from the European Commission (the EU's executive body) for not carrying out the EU's commitment to reform its banana import regime to comply with 1997 World Trade Organization rulings. The lawsuit seeks over $500 million for damages inflicted on the Company from January 1999 until the regime's reform in July 2001. Briefing by the parties was completed in January 2002. The Company cannot predict the outcome or timing of an ultimate decision in this lawsuit.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     The Company solicited votes for the acceptance or rejection of its Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code during the period from January 18 through February 28, 2002. In accordance with the provisions of the Code and the Plan, votes were solicited from beneficial holders of the following classes of claims and equity interests in the Company: Class 4 - the Company's 9 5/8% Senior Notes due 2004, 9 1/8% Senior Notes due 2004, 10 1/4% Senior Notes due 2006, 10% Senior Notes due 2009; and 7% Convertible Subordinated Debentures due 2001; Class 5 - the Company's $2.875 Non-Voting Cumulative Preferred Stock, Series A, $3.75 Convertible Preferred Stock, Series B, $2.50 Convertible Preference Stock, Series C; and Class 6 - the Company's Old Common Stock. Set forth below is a tabulation of the votes:

-----------------------------------------------------------------------------------------------
          Amount Accepting      Amount Rejecting      Number Accepting      Number Rejecting
         (% of Amount Voted)   (% of Amount Voted)   (% of Amount Voted)    (% of Amount Voted)
-----------------------------------------------------------------------------------------------
Class 4      $454,289,500            $1,069,008              1,967                  44
               (99.77%)               (0.23%)              (97.81%)               (2.19%)
-----------------------------------------------------------------------------------------------
Class 5     830,733 shares         91,525 shares              N/A                   N/A
               (90.08%)               (9.92%)
-----------------------------------------------------------------------------------------------
Class 6    39,667,304 shares      1,257,561 shares            N/A                   N/A
               (96.93%)               (3.07%)
-----------------------------------------------------------------------------------------------

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

     Steven G. Warshaw (age 48) - Mr. Warshaw has been Chiquita's President and Chief Executive Officer since August 2001. He has served as a director since 1997. He served as President and Chief Operating Officer from 1997 to August 2001, Chief Financial Officer from 1994 to 1998 and as Executive Vice President and Chief Administrative Officer from 1990 to 1997. He has served the Company in various capacities since 1986.

     Carla A. Byron (age 43) - Ms. Byron was appointed Vice President, Treasurer and Corporate Planning of the Company in February 2002. She was Vice President of Corporate Planning from 1996 to 2002. She has served the Company in various capacities since 1988.

     Peter A. Horekens (age 53) - Mr. Horekens was appointed President and Chief Operating Officer of the Company's Chiquita Fresh Group - Europe in 2000. He was President and Chief Operating Officer of the Company's Chiquita Banana Group - Europe from 1997 to 2000. Mr. Horekens had previously been employed by Kellogg Company, a multi-national food company, for several years, most recently as Vice President and Director of Asian Operations.

     Robert F. Kistinger (age 49) - Mr. Kistinger was appointed President and Chief Operating Officer of the Company's Chiquita Fresh Group in 2000. He was President and Chief Operating Officer of the Company's Chiquita Banana Group from 1997 to 2000 and Senior Executive Vice President of the Chiquita Banana Group from 1994 to 1997. He has served the Company in various capacities since 1980.

     Robert W. Olson (age 56) - Mr. Olson has been Senior Vice President, General Counsel and Secretary of the Company since 1996. He joined the Company as Vice President and General Counsel in 1995.

     James B. Riley (age 50) - Mr. Riley was appointed Senior Vice President and Chief Financial Officer of the Company in January 2001. From May 1999 until his appointment, he was Senior Vice President and Chief Financial Officer of Elliott Company, a global manufacturer of turbomachinery. From autumn 1998 to spring 1999, he was a principal of James Burns Riley & Associates, a consulting firm. Prior to autumn 1998, Mr. Riley was Executive Vice President and Chief Financial Officer of Republic Engineered Steels, Inc., a steel manufacturer.

     William A. Tsacalis (age 58) - Mr. Tsacalis has been Vice President and Controller of the Company since 1987. He was Controller from 1984 to 1987 and has served the Company in various capacities since 1980.

                                     PART II
                                     -------

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

     As described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's 2001 Annual Report to Shareholders, pursuant to the Plan of Reorganization that became effective on March 19, 2002, the Company's previously outstanding Common Stock (the "Old Common Stock") has been cancelled and the Company is issuing new common stock (the "New Common Stock"). The New Common Stock will begin trading on the New York Stock Exchange on March 20, 2002 under the symbol "CQB." Based on its records, the Company estimates that as of March 19, 2002, there were approximately 2,000 persons and entities entitled to become holders of record of the New Common Stock. Price and dividend information for the Company's Old Common Stock is in Note 17 to the Consolidated Financial Statements included in the Company's 2001 Annual Report to Shareholders. Restrictions on the Company's ability to declare and pay dividends on the New Common Stock are described in
Note 9 to the Consolidated Financial Statements included in the Company's 2001 Annual Report to Shareholders. The information in Notes 9 and 17 described above is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------

     This information is included in the table entitled "Selected Financial Data" on page 35 of the Company's 2001 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

     This information is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" included on pages 4 through 11 of the Company's 2001 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

     This information is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Management" included on pages 10 through 11 of the Company's 2001 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     The Consolidated Financial Statements of Chiquita Brands International, Inc. on pages 12 through 34 of the Company's 2001 Annual Report to Shareholders, including "Quarterly Financial Data" in Note 17 to the Consolidated Financial Statements, are incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     None.

                                    PART III
                                    --------

     Except for information relating to the Company's executive officers included in Part I of this report, the information required by the following Items is incorporated herein by reference from Chiquita's definitive Proxy Statement which will be filed with the Securities and Exchange Commission in connection with the 2002 Annual Meeting of Shareholders.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

                                     PART IV
                                     -------

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

     (a) 1. Financial Statements. The following consolidated financial statements of the Company and the Report of Independent Auditors are included in the Company's 2001 Annual Report to Shareholders and are incorporated by reference in Part II, Item 8:

                                                                             Page of
                                                                          Annual Report
                                                                          -------------
    Report of Independent Auditors                                                 3
    Consolidated Statement of Income for 2001, 2000 and 1999                      12
    Consolidated Balance Sheet at December 31, 2001 and 2000                      13
    Consolidated Statement of Shareholders' Equity for 2001, 2000 and 1999        14
    Consolidated Statement of Cash Flow for 2001, 2000 and 1999                   15
    Notes to Consolidated Financial Statements                                    16

          2. Financial Statement Schedules. Financial Statement Schedules I - Condensed Financial Information of Registrant and II - Allowance for Doubtful Accounts Receivable are included on pages K-18 through K-19 and page K-20, respectively, of this Annual Report on Form 10-K. All other schedules are not required under the related instructions or are not applicable.

          3. Exhibits. See Index of Exhibits (pages K-21 through K-23) for a listing of all exhibits to this Annual Report on Form 10-K.

     (b) The Company has filed the following reports on Form 8-K since September 30, 2001:

          1. November 9, 2001 (8-K filed November 13, 2001) - to report the Company's agreement with certain holders of its senior notes and subordinated debentures regarding the terms of a proposed restructuring of such debt.

          2. November 28, 2001 (8-K filed November 28, 2001) - to report that Chiquita Brands International, Inc. filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

          3. March 6, 2002 (8-K filed March 12, 2002) - to report amendment of the credit facility for Chiquita Brands, Inc. with Wells Fargo Bank, National Association and Foothill Capital Corporation for aggregate indebtedness of up to $130 million, and to report confirmation of the Company's Plan of Reorganization on March 8, 2002 by the Bankruptcy Court.

          4. March 19, 2002 (8-K filed March 19, 2002) - to report the effectiveness of the Company's Plan of Reorganization.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 19, 2002.

                                      CHIQUITA BRANDS INTERNATIONAL, INC.


                                      By  /s/ Steven G. Warshaw
                                          ---------------------
                                          Steven G. Warshaw
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on March 19, 2002:


Carl H. Lindner*                          Director
----------------
Carl H. Lindner


Keith E. Lindner*                         Director
-----------------
Keith E. Lindner


Rohit Manocha*                            Director
--------------
Rohit Manocha


Fred J. Runk*                             Director
-------------
Fred J. Runk


Gregory C. Thomas*                        Director
------------------
Gregory C. Thomas


William W. Verity*                        Director
------------------
William W. Verity


Steven G. Warshaw*                        Director, President and
------------------
Steven G. Warshaw                         Chief Executive Officer

/s/ James B. Riley                        Senior Vice President and
------------------
James B. Riley                            Chief Financial Officer


/s/ William A. Tsacalis                   Vice President and Controller
-----------------------
William A. Tsacalis                       (Chief Accounting Officer)


* By /s/ William A. Tsacalis
     -----------------------
     Attorney-in-Fact**

----------
** By authority of powers of attorney filed with this Annual Report on Form
10-K.

Note: The directors listed above who signed this Report: (a) did so prior to the time on March 19, 2002 when the Registrant's Plan of Reorganization became effective, and (b) authorized specified officers of the Registrant to file this Report promptly after the Plan of Reorganization became effective. Pursuant to the Plan of Reorganization, the following persons became the Registrant's directors when the Plan became effective: Morten Arntzen, Jeffrey D. Benjamin, Robert W. Fisher, Cyrus F. Freidheim, Jr., Roderick M. Hills, Carl H. Lindner and Steven G. Warshaw.

            CHIQUITA BRANDS INTERNATIONAL, INC. - PARENT COMPANY ONLY
            ---------------------------------------------------------

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
           ----------------------------------------------------------

                                 (In thousands)

                             Condensed Balance Sheet
                             -----------------------

                                                            December 31,
                                                      -----------------------
                                                         2001         2000
                                                      ----------   ----------
ASSETS
Current assets
    Cash and equivalents                              $       --   $   26,715
    Trade receivables, net                                    --       29,276
    Other current assets                                     732       13,099
                                                      ----------   ----------
        Total current assets                                 732       69,090

Investments in and accounts with subsidiaries          1,424,961    1,399,708
Other assets                                              15,328       29,827
                                                      ----------   ----------

        Total assets                                  $1,441,021   $1,498,625
                                                      ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities not subject to compromise
Current liabilities
    Long-term debt due within one year                $       --   $   86,930
    Accounts payable and accrued liabilities              10,735       38,903
                                                      ----------   ----------
        Total current liabilities                         10,735      125,833

Long-term debt                                                --      772,380
Other liabilities                                         18,872       17,869
                                                      ----------   ----------
        Total liabilities not subject to compromise       29,607      916,082

Liabilities subject to compromise                        962,820           --
                                                      ----------   ----------
        Total liabilities                                992,427      916,082

Shareholders' equity                                     448,594      582,543
                                                      ----------   ----------

        Total liabilities and shareholders' equity    $1,441,021   $1,498,625
                                                      ==========   ==========

                          Condensed Statement of Income
                          -----------------------------

                                         2001        2000        1999
                                      ---------   ---------   ---------

Net sales                             $      --   $ 480,467   $ 507,254

Cost of sales                                --    (428,556)   (469,491)
Selling, general and administrative     (31,188)    (80,567)    (76,212)
Equity in earnings of subsidiaries       33,874      21,070      57,256
                                      ---------   ---------   ---------
     Operating income (loss)              2,686      (7,586)     18,807

Interest income                             783       9,799      13,446
Interest expense                        (81,633)    (90,080)    (82,335)
Reorganization costs                    (33,604)         --          --
                                      ---------   ---------   ---------
Loss before income taxes               (111,768)    (87,867)    (50,082)
Income taxes                             (7,000)     (7,000)     (8,300)
                                      ---------   ---------   ---------

Net loss                              $(118,768)  $ (94,867)  $ (58,382)
                                      =========   =========   =========

            CHIQUITA BRANDS INTERNATIONAL, INC. - PARENT COMPANY ONLY
            ---------------------------------------------------------

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
           ----------------------------------------------------------

                                 (In thousands)

                        Condensed Statement of Cash Flow
                        --------------------------------

                                              2001       2000       1999
                                            --------   --------   ---------

Cash flow from operations                   $(26,715)  $ 47,320   $ (69,546)
                                            --------   --------   ---------

Investing
    Capital contributions to subsidiaries         --     (8,574)    (41,865)
    Other                                         --        (92)     (5,261)
                                            --------   --------   ---------
Cash flow from investing                          --     (8,666)    (47,126)
                                            --------   --------   ---------

Financing
    Debt transactions
      Issuances of long-term debt                 --         --     194,363
      Repayments of long-term debt                --    (22,571)         --
      Decrease in notes and loans payable         --         --     (49,000)
    Stock transactions
      Issuances of common stock                   --         --          58
      Dividends                                   --    (12,826)    (30,258)
                                            --------   --------   ---------
Cash flow from financing                          --    (35,397)    115,163
                                            --------   --------   ---------

Increase (decrease) in cash and equivalents  (26,715)     3,257      (1,509)
Balance at beginning of period                26,715     23,458      24,967
                                            --------   --------   ---------
Balance at end of period                    $     --   $ 26,715   $  23,458
                                            ========   ========   =========

                    Notes to Condensed Financial Information
                    ----------------------------------------

1. For purposes of these condensed financial statements, CBII's investments in its subsidiaries are accounted for by the equity method.

2. For additional information regarding CBII's debt restructuring, see Note 2 to the Consolidated Financial Statements included in the Company's 2001 Annual Report to Shareholders.

3. In order to meet lender requirements to obtain a credit facility for Chiquita Brands, Inc., its wholly-owned subsidiary ("CBI"), CBII transferred to CBI, effective January 1, 2001, the North American banana sales function, all assets and liabilities associated with this function, CBII's ownership of Chiquita Processed Foods, L.L.C. and subsidiaries and certain other assets and functions.

                       CHIQUITA BRANDS INTERNATIONAL, INC.
                       ----------------------------------

            SCHEDULE II - ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE
            --------------------------------------------------------

                                 (In thousands)

                                            Year Ended December 31,
                                        -----------------------------
                                          2001       2000       1999
                                        --------   --------   -------

Balance at beginning of period          $ 10,685   $ 12,214   $10,603
                                        --------   --------   -------

   Additions:
        Charged to costs and expenses      3,974      3,052     3,418
                                        --------   --------   -------

   Deductions:
        Write-offs                         2,779      4,961     1,382
        Other, net                           (22)      (380)      425
                                        --------   --------   -------

                                           2,757      4,581     1,807
                                        --------   --------   -------

Balance at end of period                $ 11,902   $ 10,685   $12,214
                                        ========   ========   =======

                       CHIQUITA BRANDS INTERNATIONAL, INC.
                       -----------------------------------

                                Index of Exhibits
                                -----------------

Exhibit
Number                             Description
-------                            -----------

*2 Order Confirming Second Amended Plan of Reorganization of Chiquita Brands International, Inc. under Chapter 11 of the Bankruptcy Code, with attached Second Amended Plan of Reorganization of Chiquita Brands International, Inc. under Chapter 11 of the Bankruptcy Code (Exhibit
          2.1 to Current Report on Form 8-K dated March 6, 2002, filed March 12,
          2002)

*3(i) Third Restated Certificate of Incorporation (Exhibit 1 to Form 8-A filed March 12, 2002)

*3(ii)    Restated By-Laws (Exhibit 2 to Form 8-A filed March 12, 2002)

*4-a Indenture dated as of March 15, 2002 between the Company and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the issuance of Senior Debt Securities (Exhibit 3 to Form 8-A filed March 12, 2002), and related terms of the Company's 10.56% Senior Notes due 2009, set forth in Certificate of Actions taken by the President of the Company establishing the terms of the 10.56% Senior Notes (Exhibit 5 to Amendment No. 1 to Form 8-A filed March 19, 2002)

*4-b Warrant Agreement dated as of March 19, 2002 between the Company and American Security Transfer Company Limited Partnership, as Warrant Agent (Exhibit 4 to Amendment No. 1 to Form 8-A filed March 19, 2002)

*10-a Operating contracts dated February 18, 1998 between the Republic of Panama and Chiriqui Land Company consisting of Contract of Operations (Bocas del Toro), Contract of Operations (Armuelles), Amendment and Extension of the Lease Land Contract, and related documents as published in the Republic of Panama Official Gazette No. 23,485 (Exhibit 10-b to Annual Report on Form 10-K for the year ended December 31, 1997)

*10-b Amended and Restated Credit Agreement dated as of March 6, 2002 among Chiquita Brands, Inc., as Borrower, the Lenders designated therein, and Foothill Capital Corporation, as Administrative Agent and Wells Fargo Bank, National Association as Loan Arranger and Syndication Agent (Exhibit 10.1 to Current Report on Form 8-K dated March 6, 2002, filed March 12, 2002)

10-c Credit Agreement dated as of September 22, 1999 among Chiquita Processed Foods, L.L.C., First Union National Bank, as administrative agent, and the financial institutions which are lenders, relating to CPF's $200 million senior secured credit facility, conformed to incorporate amendments through December 31, 2001

          Executive Compensation Plans
          ----------------------------
10-d      2002 Stock Option and Incentive Plan

*10-e 1997 Amended and Restated Deferred Compensation Plan, conformed to include amendments effective through January 1, 2001 (Exhibit 10-f to Annual Report on Form 10-K for the year ended December 31, 2000)

*10-f 1997 Deferred Compensation Plan for the Board of Directors, conformed to include amendments effective through January 1, 2001 (Exhibit 10-g to Annual Report on Form 10-K for the year ended December 31, 2000)

*10-g Chiquita Brands International, Inc. Capital Accumulation Plan, conformed to include amendments through March 31, 2001 (Exhibit 10 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

*10-h Guaranty, dated March 12, 2001, by Chiquita Brands, Inc. of obligations of Chiquita Brands International, Inc., under its Deferred Compensation and Capital Accumulation Plans (Exhibit 10-i to Annual Report on Form 10-K for the year ended December 31, 2000)

*10-i Severance Agreement, dated January 16, 2001, between Chiquita Brands International, Inc. and Steven G. Warshaw, conformed to include amendments made by Amendment to Severance Agreement dated February 14, 2001 (Exhibit 10-j to Annual Report on Form 10-K for the year ended December 31, 2000)

*10-j Severance Agreement (Prior to Change in Control), dated February 14, 2001, between Chiquita Brands International, Inc. and Steven G. Warshaw (Exhibit 10-k to Annual Report on Form 10-K for the year ended December 31, 2000)

*10-k Severance Agreement, dated January 16, 2001, between Chiquita Brands International, Inc. and Robert F. Kistinger, conformed to include amendments made by Amendment to Severance Agreement dated February 14, 2001 (Exhibit 10-l to Annual Report on Form 10-K for the year ended December 31, 2000)

*10-l Severance Agreement, dated January 16, 2001, between Chiquita Brands International, Inc. and Robert W. Olson, conformed to include amendments made by Amendment to Severance Agreement dated February 14, 2001 (Exhibit 10-m to Annual Report on Form 10-K for the year ended December 31, 2000)

*10-m Severance Agreement, dated January 16, 2001, between Chiquita Brands International, Inc. and Peter A. Horekens, conformed to include amendments made by Amendment to Severance Agreement dated February 14, 2001 (Exhibit 10-n to Annual Report on Form 10-K for the year ended December 31, 2000)

*10-n Severance Agreement, dated January 16, 2001, between Chiquita Brands International, Inc. and William A. Tsacalis, conformed to include amendments made by Amendment to Severance Agreement dated February 14, 2001 (Exhibit 10-o to Annual Report on Form 10-K for the year ended December 31, 2000)

*10-o Severance Agreement, dated January 22, 2001, between Chiquita Brands International, Inc. and James B. Riley, conformed to include amendments made by Amendment to Severance Agreement dated February 14, 2001 (Exhibit 10-p to Annual Report on Form 10-K for the year ended December 31, 2000)

  10-p Severance Agreement, dated January 16, 2001, between Chiquita Brands International, Inc. and Carla A. Byron, conformed to include amendments made by Amendment to Severance Agreement dated February 14, 2001.

 *10-q Guaranty, dated March 12, 2001, by Chiquita Brands, Inc. of obligations of Chiquita Brands International, Inc., under severance agreements with a number of key executives, including those listed in Exhibits 10-i through 10-p above (Exhibit 10-q to Annual Report on Form 10-K for the year ended December 31, 2000)

  10-r    Description of 2002 TCR Retention Program

  10-s    Stock Unit Agreement dated as of February 13, 2002 by and between Carl
          H. Lindner and the Company

  10-t Award Share Agreement dated as of February 21, 2002 by and between Steven G. Warshaw and the Company

  10-u Award Share Agreement dated as of February 21, 2002 by and between Robert F. Kistinger and the Company

  10-v Award Share Agreement dated as of February 21, 2002 by and between Robert W. Olson and the Company

  10-w Award Share Agreement dated as of February 21, 2002 by and between James B. Riley and the Company

  10-x Award Share Agreement dated as of February 21, 2002 by and between Carla A. Byron and the Company

  13 Chiquita Brands International, Inc. 2001 Annual Report to Shareholders (pages 2 through 35)

  21      Subsidiaries of Registrant

  23      Consent of Independent Auditors

  24      Powers of Attorney

----------
* Incorporated by reference.