Form 10-K/A
period 2001-12-31
CHIQUITA BRANDS INTERNATIONAL INC
filed 2002-04-29
CIK 101063

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

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
Common Stock, par value $.01 per share                     New York
Warrants to Subscribe for Common Stock                     New York
10.56% Senior Notes due 2009                               New York

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:   None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     At March 31, 2002, there were 39,065,950 shares of Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates at March 31, 2002 was $639,431,777.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes  X    No _____


--------------------------------------------------------------------------------

      This amendment is filed to furnish the information required by Part III of Form 10-K.



                                    PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                    DIRECTORS

The following persons were appointed as directors of Chiquita Brands International, Inc. ("Chiquita" or the "Company") when its Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Plan of Reorganization") became effective on March 19, 2002.

-------------------------------------------------------------------------------------------------------------------------
       NAME, AGE, AND               COMMITTEE
     TENURE AS DIRECTOR             MEMBERSHIPS                  CURRENT OCCUPATION AND EMPLOYMENT BACKGROUND
-------------------------------------------------------------------------------------------------------------------------
MORTEN ARNTZEN                 Audit and            Mr. Arntzen has been Chief Executive Officer of
Age 47                         Compensation         American  Marine  Advisors  ("AMA") since  1997. AMA is a
Director since 2002                                 merchant banking firm focused on the global shipping industry.
                                                    Prior to joining AMA, Mr. Arntzen spent more than 17 years at
                                                    Chase Manhattan Bank (and its predecessors Chemical Bank and
                                                    Manufacturers Hanover Trust Company), now known as JP Morgan
                                                    Chase Bank, in a variety of corporate positions, including six years as Head of the Global Transportation Group.

-------------------------------------------------------------------------------------------------------------------------
JEFFREY D. BENJAMIN            Compensation         Mr. Benjamin has been Managing Director of Libra Securities LLC,
Age 40                         (Chairman), Audit    an investment  banking firm, since January 2002. He has been employed
Director since 2002            and Executive        by Libra Securities LLC and its predecessors since May 1998, serving in various capacities  including Co-Chief Executive Officer. From
                                                    May 1996 to May 1998, Mr. Benjamin was Managing Director at
                                                    UBS Securities LLC, an investment banking firm. Mr. Benjamin is also a Director of Exco Resources, Inc., and McLeodUSA Incorporated.

-------------------------------------------------------------------------------------------------------------------------
ROBERT W. FISHER                                    Mr. Fisher has been Chiquita's acting Chief Operating Officer since
Age 64                                              March 2002. From 1998 to March 2002, he was a private investor. From
Director since 2002                                 1991 to 1993 and from 1996 to 1998,  Mr. Fisher served as Chief
                                                    Operating Officer of The Noboa Group's banana operations. He was
                                                    President and a director of Geest Banana Company from 1993 to 1995.
                                                    Prior to joining The Noboa Group, Mr. Fisher spent 25 years at Dole
                                                    Food Company, including the last four years as its President.

-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
CYRUS F. FREIDHEIM, JR.        Executive            Mr. Freidheim has been Chiquita's Chairman of the Board and
Age 66                         (Chairman)           Chief Executive Officer since March 2002.  He had previously been
Director since 2002                                 Vice Chairman of Booz-Allen  & Hamilton, Inc., a management and technology  consulting  firm, since 1991, and had
                                                    served Booz-Allen & Hamilton, Inc. in various capacities since 1966.

-------------------------------------------------------------------------------------------------------------------------
RODERICK M. HILLS              Audit (Chairman)      Mr. Hills has been Chairman of Hills Enterprises, Ltd.
Age 70                         and Executive        (formerly the  Manchester  Group), an investment  consulting  firm,
Director since 2002                                 since 1987. He has also practiced law as a partner in Hills & Stern since 1995. Mr. Hills  is also a director of ICN Pharmaceuticals,
                                                    Inc. and Orbital Sciences,  Inc. He served as Counsel to President
                                                    Ford in 1975 and was Chairman of the Securities and Exchange
                                                    Commission from 1975 to 1977.

-------------------------------------------------------------------------------------------------------------------------
CARL H. LINDNER                                     Mr. Lindner was Chiquita's Chairman of the Board from 1984
Age 83                                              until March 2002 and its Chief Executive Officer from 1984 until
Director since 1976                                 August  2001. Mr. Lindner has been  Chairman of the Board and Chief
                                                    Executive Officer of American  Financial Group, Inc. ("AFG") and its
                                                    predecessors for more than forty years. AFG is engaged primarily in property and casualty insurance businesses and in the sale of annuities, life and health  insurance. Mr. Lindner also serves as
                                                    Chairman of the Board of Great American Financial Resources, Inc.
                                                    and American Financial Corporation.

-------------------------------------------------------------------------------------------------------------------------

EXECUTIVE OFFICERS

         On March 20, 2002, Mr. Freidheim became Chairman of the Board and Chief Executive Officer and Mr. Fisher became acting Chief Operating Officer of Chiquita following the resignation of Steven G. Warshaw as President and Chief Executive Officer and as a director. Otherwise, the executive officers of Chiquita are as listed under the caption "Executive Officers of the Registrant" in Part I of Chiquita's Annual Report on Form 10-K (the "Form 10-K"), as filed with the Securities and Exchange Commission on March 20, 2002. Each Named Executive Officer (as defined under Item 11) and each executive officer listed in the Form 10-K served in such capacity during or within two years prior to Chiquita's Chapter 11 bankruptcy proceeding described under Part I, Item 1 "Business" in the Form 10-K.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires Chiquita's executive officers and directors and persons who own more than 10% of any class of its equity securities to file forms with the Securities and Exchange Commission and the New York Stock Exchange to report their ownership and any changes in their ownership of Chiquita securities. These persons must also provide Chiquita with copies of these reports when filed. Based solely on a review of forms received by Chiquita and written representations from Chiquita's directors and executive officers, Chiquita believes that all Section 16(a) filing requirements were complied with during and for 2001.

ITEM 11 - EXECUTIVE COMPENSATION

                               SUMMARY INFORMATION

         The table below summarizes the compensation of (i) the two persons who served as Chiquita's Chief Executive Officer during 2001, and (ii) the four most highly paid other executive officers for 2001 (collectively referred to as the "Named Executive Officers"):

----------------------------------------------------------------------------------------------------------------------------------
                                                   SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------------------------
                                                      ANNUAL COMPENSATION                   LONG-TERM COMPENSATION
                                       -----------------------------------------------------------------------------
                                                           BONUS
                                                    --------------------     OTHER ANNUAL    SECURITIES UNDERLYING     ALL OTHER
           NAME AND              YEAR     SALARY      ANNUAL   RETENTION      COMPENSATION       STOCK OPTIONS        COMPENSATION
  PRINCIPAL POSITION IN 2001              ($)(1)     ($)(1)(2)   ($)(3)            ($)                (#)                  ($)(4)
----------------------------------------------------------------------------------------------------------------------------------
Steven G. Warshaw (5)            2001     700,000     705,000   420,000          --                    -0-                30,199
 President and Chief             2000     700,000     725,000    -0-             --                    -0-                32,487
   Executive Officer             1999     600,000      -0-       -0-             --                  200,000              92,024
----------------------------------------------------------------------------------------------------------------------------------
Robert F. Kistinger              2001     500,000     529,500   270,000           270(6)               -0-                82,288
 President and Chief Operating   2000     500,000     425,000    -0-             --                    -0-                81,778
   Officer, Chiquita Fresh       1999     450,000      -0-       -0-             --                   50,000             102,506
   Group
----------------------------------------------------------------------------------------------------------------------------------
Robert W. Olson                  2001     400,000     292,500   120,000           456(6)               -0-                51,637
 Senior Vice President, General  2000     300,000     200,000    -0-              618                  -0-                80,237
   Counsel and  Secretary        1999     275,000     150,000    -0-              914                 50,000              47,404
----------------------------------------------------------------------------------------------------------------------------------
James B. Riley (7)               2001     276,923     157,500    90,000        75,651(8)               -0-                15,868
 Senior Vice President and
   Chief Financial Officer
----------------------------------------------------------------------------------------------------------------------------------
Peter A. Horekens (9)            2001     246,085     238,763   103,805          --                    -0-                27,117
  President and Chief Operating  2000     256,052     180,440    -0-             --                   15,000              30,781
   Officer, Chiquita Fresh       1999     248,588      -0-       -0-             --                   35,000              29,190
   Group-Europe
----------------------------------------------------------------------------------------------------------------------------------
Carl H. Lindner (10)             2001      70,000      -0-       -0-             --                    -0-                 2,700
 Chairman of the Board and       2000      62,500      -0-       -0-             --                    -0-                 2,700
   Chief Executive Officer       1999      65,000      -0-       -0-             --                    -0-                 3,012
----------------------------------------------------------------------------------------------------------------------------------

 (1) Includes amounts deferred under Chiquita's Capital Accumulation Plan and Deferred Compensation Plan.

 (2) Bonuses reported for 2001 were awarded in early 2002 based on 2001 performance.

 (3) Paid in July 2001 pursuant to a management retention program adopted by Chiquita's Board of Directors in November 2000.

 (4) Amounts disclosed for 2001 consist of the following contributions and payments by Chiquita:

                                                  Contributions to      Above Market
                                  Contributions    Chiquita Capital   Interest Earned     Term Life
                                    to Chiquita    Accumulation         On Deferred       Insurance
                                   401(k) Plan        Plan            Compensation (a)     Premiums
                                  --------------   --------------     ----------------     --------
         Steven G. Warshaw           $16,830         $  5,770            $  7,419           $  180
         Robert F. Kistinger          17,283           15,000              49,825              180
         Robert W. Olson              17,737           12,308              15,797            5,795
         James B. Riley               13,708            --                   --              2,160
         Peter A. Horekens(b)           --              --                   --                --
         Carl H. Lindner                --              --                   --              2,700


          (a) Assumes the highest rate payable under Chiquita's Deferred Compensation Plan, which has a graduated interest rate based on the length of deferral. These amounts were not paid or payable in 2001.

          (b) Mr. Horekens received benefits totalling the U.S. dollar equivalent of $27,117 in 2001 as follows: health, death and disability insurance, $13,646; and retirement arrangements, $13,471.

 (5) Mr. Warshaw served as Chief Executive Officer from August 2001 until his resignation in March 2002.

 (6) Reimbursement of taxes resulting from payments by Chiquita of certain expenses.

 (7) Mr. Riley became an executive officer of Chiquita in January 2001; therefore, information for 2000 and 1999 is not presented.

 (8) Includes $47,340 paid for relocation expenses and $28,311 for reimbursement of taxes resulting from this payment.

 (9) Represents U.S. dollar equivalents of amounts paid in foreign currency.

(10) Mr. Lindner served as Chief Executive Officer until August 2001. Income listed under "Salary" column includes $15,000 received as Chairman of the Executive Committee.

COMPENSATION OF DIRECTORS

         BOARD AND COMMITTEE FEES. Effective March 19, 2002, each director who is not an employee of Chiquita will receive an annual fee of $50,000, payable quarterly in arrears. Each quarterly payment will consist of $6,250 in cash and a number of shares of Chiquita's Common Stock having an aggregate fair market value of $6,250. Such fair market value will be based on the average of the high and low sales prices of Chiquita's Common Stock on the New York Stock Exchange Composite Tape on the last trading day of each calendar quarter. In addition, the Chairman of the Audit Committee will receive an annual fee of $20,000 in cash and the Chairman of the Compensation Committee will receive an annual fee of $10,000 in cash.

         DEFERRED COMPENSATION PLAN. Directors may defer from 10% to 100% of their Board compensation pursuant to Chiquita's Deferred Compensation Plan for Directors. Amounts may be deferred under this plan for a term of 5 years, 10 years, or until death, disability or retirement. Deferred amounts earn interest at rates established at the time of deferral, which vary depending upon the deferral term. None of Chiquita's directors participated in this Deferred Compensation Plan during 2001.

STOCK OPTION GRANTS

         No stock options were granted to the Named Executive Officers in 2001.

OPTION EXERCISES, HOLDINGS AND YEAR-END VALUES

         No stock options were exercised by the Named Executive Officers in 2001. The following table reports the year-end value of stock options held by the Named Executive Officers.

-----------------------------------------------------------------------------------------------------------------
                                                AGGREGATE OPTION EXERCISES IN 2001
                                                AND 2001 YEAR-END OPTION VALUES(1)
-----------------------------------------------------------------------------------------------------------------
                                                 NUMBER OF SECURITIES UNDERLYING       VALUE OF UNEXERCISED
                                                      UNEXERCISED OPTIONS AT         IN-THE-MONEY OPTIONS AT
                                                       DECEMBER 31, 2001 (#)            DECEMBER 31, 2001 ($)
                                                ---------------------------------   -----------------------------
                          SHARES       VALUE
                        ACQUIRED ON   REALIZED
         NAME           EXERCISE (#)     ($)      EXERCISABLE     UNEXERCISABLE     EXERCISABLE   UNEXERCISABLE
-----------------------------------------------------------------------------------------------------------------
Steven G. Warshaw           -0-          -0-        489,100          510,900            -0-            -0-
-----------------------------------------------------------------------------------------------------------------
Robert F. Kistinger         -0-          -0-        435,500          217,500            -0-            -0-
-----------------------------------------------------------------------------------------------------------------
Robert W. Olson             -0-          -0-        86,400           123,600            -0-            -0-
-----------------------------------------------------------------------------------------------------------------
James B. Riley              -0-          -0-          -0-              -0-              -0-            -0-
-----------------------------------------------------------------------------------------------------------------
Peter A. Horekens           -0-          -0-        88,650           151,350            -0-            -0-
-----------------------------------------------------------------------------------------------------------------
Carl H. Lindner             -0-          -0-        20,000             -0-              -0-            -0-
-----------------------------------------------------------------------------------------------------------------

(1) Pursuant to the Plan of Reorganization, all stock options listed in this table have been cancelled.

RETENTION ARRANGEMENTS

         As can be the case with many public corporations, apprehensions about the possibility of a change in control of the Company may result in the departure or distraction of key executives to the Company's detriment. Accordingly, in order to encourage their retention and continued dedication, in January 2001 Chiquita entered into severance agreements with a number of key executives, including Messrs. Kistinger, Olson, Riley and Horekens. The agreements with these Named Executive Officers (the "CIC Agreements") entitle them to certain benefits in the event that they were involuntarily terminated without cause or resigned for "good reason" within three years after the occurrence of a "change in control" of Chiquita.

         If such an involuntary termination or resignation for "good reason" occurred within two years after a "change in control," Mr. Kistinger would be entitled to a payment equal to 3.0 times his then current annual salary and annual bonus target ("Annual Compensation"); Mr. Olson, 3.0 times his Annual Compensation; Mr. Riley, 2.25 times his Annual Compensation; and Mr. Horekens,
2.25 times his Annual Compensation. If such a termination or resignation occurred during the third year after a "change in control," the severance payment for each of these executives would be 1.0 times his Annual Compensation. In each case, these executives would also receive the following severance benefits: (i) pro rata annual bonus for the year employment terminates; (ii) immediate vesting of outstanding stock options, restricted stock awards and employer contributions under the Company's Savings and Investment Plan and Capital Accumulation Plan; (iii) continued medical, life, disability and accident insurance at the Company's expense for a number of years equivalent to the multiple used (3.0 or 2.25) in calculating the executive's severance payment; and (iv) if severance benefits exceed the maximum amount payable without incurring excise tax under Section 4999 of the Internal Revenue Code by 10% or more, the Company's payment of the excise tax plus any additional taxes resulting from the payment (if the benefits exceed the maximum by less than 10%, the benefits would be reduced to the maximum amount).

         The definition of "change in control" under the CIC Agreements is:

         A (i) any person or other entity, or any "group" (other than American Financial Group, Inc., each of its subsidiaries and affiliates, Carl H. Lindner, his spouse, his children and their spouses and his grandchildren (or the legal representative of any such person) and each trust for the benefit of each such person ["Exempt Holders"]), acquires or possesses beneficial ownership of 20% or more of Chiquita's voting securities (unless the percentage beneficially owned by such person, entity or group is less than the combined percentage beneficially owned by Exempt Holders) and (ii) a "management change" occurs in connection therewith or within twelve months thereafter; or

         B (i) the voting securities of Chiquita outstanding immediately prior to a merger, sale of assets or similar transaction involving Chiquita or any subsidiary do not, immediately after the transaction, represent, directly or indirectly, 50% or more of the total voting power of the voting securities of the surviving or acquiring entity or the parent of the surviving or acquiring entity and (ii) a "management change" occurs in connection therewith or within twelve months thereafter; or

         C at any time, less than a majority of Chiquita's Board of Directors consists of persons (i) who were directors at November 15, 2000 ("Current Directors") or (ii) whose election or nomination as directors was approved by at least 2/3 of the directors then in office who are Current Directors or whose election or nomination was previously so approved (other than in settlement of a proxy contest). (The appointment of new directors pursuant to the Plan of Reorganization as of March 19, 2002 did not constitute a "change in control" because such new directors were approved by the then Current Directors prior to March 19, 2002.)

         The definition of "management change" under the CIC Agreements is: (i) the Chief Executive Officer of the Company (or if the Company has been acquired, the acquiror) is no longer Carl H. Lindner, Keith E.

Lindner or Steven G. Warshaw, or (ii) less than 50% of the "executive officers" (as defined in Securities Exchange Act rules) of the Company (or such an acquiror) are at any time either (A) persons who were "executive officers" immediately prior to the first public announcement of the event that would, in the absence of a "management change," give rise to a "change in control" or (B) persons who were employees of the Company or one of its subsidiaries immediately prior to such first public announcement whose designation as an "executive officer" was approved or recommended by one of such three individuals in his capacity as Chief Executive Officer. (As a result of Mr. Warshaw's resignation as Chief Executive Officer on March 20, 2002, a "management change" has occurred by virtue of clause (i) above. Therefore, assuming this "management change" continues beyond the time of the occurrence of an event or transaction specified in clause A(i) or B(i) of the definition of "change in control," a "change in control" will automatically result.)

         The definition of "good reason" under the CIC Agreements is: (i) a reduction in the executive's annual salary or target bonus opportunity or unreasonable discrimination in other aspects of his compensation; (ii) a required relocation outside a 50-mile radius; (iii) a material breach of the CIC Agreement by the Company; or (iv) in the case of Messrs. Kistinger and Olson, either (A) an adverse change in title or material reduction in responsibilities or (B) a voluntary resignation for any reason during the four-month period following the end of a six-month transition period after a "change in control," provided the executive has given at least four months' prior notice of his resignation.

         In connection with his resignation as President and Chief Executive Officer of Chiquita on March 20, 2002, Mr. Warshaw received a payment of $4,025,000, representing the severance payment he would have received under his Severance Agreement (Prior to Change in Control) with the Company dated February 14, 2001 if his employment had been terminated without cause as of June 30, 2002. He also became entitled to all the other benefits provided for in his Severance Agreement (Prior to Change in Control). In addition, an award to Mr. Warshaw of 100,000 shares of Company Common Stock made by the Compensation Committee of the Board of Directors to Mr. Warshaw on February 21, 2002 became deliverable upon the termination of his employment in accordance with the terms of the award.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table lists all the persons who were known to be beneficial owners of five percent or more of Chiquita's Common Stock, its only voting security, as of March 31, 2002 based upon 39,065,950 shares outstanding on that date.

        -------------------------------------------------------------------------------------------------
                    NAME AND ADDRESS OF                 AMOUNT AND NATURE OF         PERCENT OF CLASS
                    BENEFICIAL OWNER(1)                 BENEFICIAL OWNERSHIP        ON MARCH 31, 2002
        -------------------------------------------------------------------------------------------------
        Carl H. Lindner,                                    3,415,752(2)                  8.1 %
        Carl H. Lindner III,
        S. Craig Lindner,
        Keith E. Lindner and
        American Financial Group, Inc. and its
           Subsidiaries ("AFG")
        One East Fourth Street
        Cincinnati, Ohio  45202
        -------------------------------------------------------------------------------------------------
        OZ Management, L.L.C.                               3,047,516(3)                   7.8%
        OZF Management, L.P.
        9 West 57th Street
        New York, New York 10019
        -------------------------------------------------------------------------------------------------

(1) "Beneficial ownership" is a technical term broadly defined by the SEC to mean more than ownership in the usual sense. Shares are "beneficially owned" if a person has or shares the power (a) to vote them or direct their vote or (b) to sell them or direct their sale, even if the person has no pecuniary interest in the shares. Also, shares which a person has the right to acquire within 60 days are considered to be "beneficially owned."

(2) Includes 171,134 shares owned by AFG and 2,852,384 shares that AFG has the right to acquire upon exercise of warrants to purchase Common Stock at $19.23 per share ("Warrants"). Also includes 141,375 shares owned by Carl
      H. Lindner and 250,859 shares that he has the right to acquire upon exercise of Warrants. Does not include 800,000 shares issuable to Mr. Lindner pursuant to a delayed delivery agreement with Chiquita. The Lindner family members listed in the table above are considered to be the beneficial owners of the Chiquita shares owned by AFG. The percentage set forth is based on 39,065,950 shares outstanding at March 31, 2002, plus the 3,103,243 which would be outstanding upon the exercise of the Warrants held by AFG and Carl H. Lindner described above.

(3) In a Schedule 13G filed with the SEC on March 26, 2002, OZ Management, L.L.C. and OZF Management, L.P. reported that the shares listed are owned by discretionary accounts and investment entities for which they serve as investment managers with sole voting and dispositive authority. OZ Management and OZF Management disclaim beneficial ownership of such shares.

         The following table shows the number of shares of Chiquita Common Stock beneficially owned on March 31, 2002 by each director and Named Executive Officer and by all directors and executive officers as a group.

                 ------------------------------------------------------------------------------
                                      AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP
                 ------------------------------------------------------------------------------
                                                                  COMMON STOCK
                 ------------------------------------------------------------------------------
                                                                                PERCENT OF
                     NAME OF BENEFICIAL OWNER            SHARES(1)(2)             CLASS
                 ------------------------------------------------------------------------------
                 Morten Arntzen                              -0-
                 Jeffrey D. Benjamin                         -0-
                 Robert W. Fisher                            -0-
                 Cyrus F. Freidheim, Jr.                     -0-
                 Peter A. Horekens                               314                 *
                 Roderick M. Hills                           -0-
                 Robert F. Kistinger                           4,035(3)              *
                 Carl H. Lindner(4)                        3,415,752               8.1%
                 Robert W. Olson                               2,040(3)              *
                 James B. Riley                              -0-(3)
                 Steven G. Warshaw(5)                         68,563                 *
                 All directors and executive               3,496,836(3)            8.3%
                   officers as a group (13
                   persons)
                 ------------------------------------------------------------------------------

                *Less than 1% of outstanding shares.

(1) Unless otherwise noted, each person has full voting and investment power over the shares listed.

(2)   Includes the following number of shares issuable upon the exercise of
      Warrants: Mr. Horekens, 297 shares; Mr. Kistinger, 3,807 shares; Mr. Lindner, 3,103,243 shares; Mr. Olson, 1,925 shares; Mr. Warshaw, 2,467 shares; and all directors and executive officers as a group, 3,117,526 shares.

(3) Does not include stock awards made pursuant to Award Share Agreements dated February 21, 2002 in the following amounts because they are not deliverable within the next 60 days: Mr. Kistinger, 25,000 shares; Mr. Olson, 14,334 shares; Mr. Riley, 13,333 shares; and all directors and executive officers as a group, 62,667 shares.

(4) Includes 171,134 shares owned by AFG and 2,852,384 shares that AFG has the right to acquire upon exercise of Warrants. Also includes 141,375 shares owned by Carl H. Lindner and 250,859 shares that he has the right to acquire upon exercise of Warrants. Does not include 800,000 shares issuable to Mr. Lindner pursuant to a delayed delivery agreement with Chiquita. Mr. Lindner is considered a beneficial owner of the Chiquita shares owned by AFG. The percentage set forth is based on 39,065,950 shares outstanding at March 31, 2002, plus the 3,103,243 which would be outstanding upon the exercise of the Warrants held by AFG and Carl H. Lindner described above.

(5)   Mr. Warshaw resigned as an officer and director of Chiquita on March
      20, 2002.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In 2001, Chiquita received approximately $124,000 from Great American Financial Resources, Inc., an AFG subsidiary, for use of Chiquita's cafeteria.

         During 2001, Chiquita paid approximately $101,000 to American Money Management Corporation, an AFG subsidiary, for use of its corporate aircraft.

         Chiquita believes the terms of the transactions described above were fair to Chiquita and were comparable to those that would apply to unrelated parties.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 2002.

                                            CHIQUITA BRANDS INTERNATIONAL, INC.


                                            By: /s/ Cyrus F. Freidheim, Jr.
                                                -------------------------------
                                                   Cyrus F. Freidheim, Jr.
                                                   Chairman of the Board and
                                                   Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on April 29, 2002:


/s/ Morten Arntzen                                 Director
---------------------------------
Morten Arntzen


/s/ Jeffrey D. Benjamin                            Director
---------------------------------
Jeffrey D. Benjamin



/s/ Robert W. Fisher                               Director
---------------------------------
Robert W. Fisher


/s/ Cyrus F. Freidheim, Jr.                        Director
---------------------------------
Cyrus F. Freidheim, Jr.


/s/ Roderick M. Hills                              Director
---------------------------------
Roderick M. Hills


/s/ Carl H. Lindner                                Director
---------------------------------
Carl H. Lindner

/s/ James B. Riley                                 Senior Vice President and
----------------------------------                 Chief Financial Officer
James B. Riley



/s/ William A. Tsacalis                            Vice President and Controller
----------------------------------                 (Chief Accounting Officer)
William A. Tsacalis