Form 10-Q
period 2002-03-31
CHIQUITA BRANDS INTERNATIONAL INC
filed 2002-05-15
CIK 101063

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

               For the transition period from          to
                                              --------    --------

                          Commission file number 1-1550

                       CHIQUITA BRANDS INTERNATIONAL, INC.
             (Exact Name of Registrant as Specified in Its Charter)

New Jersey                                                                                04-1923360
(State or Other Jurisdiction of Incorporation or Organization)   (I.R.S.Employer Identification No.)

                              250 East Fifth Street
                             Cincinnati, Ohio 45202
              (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code: (513) 784-8000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X]. No [ ].

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 30, 2002, there were 39,065,950 shares of Common Stock outstanding.

                       CHIQUITA BRANDS INTERNATIONAL, INC.
                       -----------------------------------

                                TABLE OF CONTENTS
                                -----------------

                                                                                         Page
                                                                                         ----
PART I - Financial Information
------

     Item 1 - Financial Statements

        Consolidated Statement of Income for the quarters
           ended March 31, 2002 and 2001..............................................     3

        Consolidated Balance Sheet as of March 31, 2002,
           December 31, 2001 and March 31, 2001.......................................     4

        Consolidated Statement of Cash Flow for the quarters
           ended March 31, 2002 and 2001..............................................     5

        Notes to Consolidated Financial Statements....................................     6

     Item 2 - Management's Discussion and Analysis of Financial Condition
                 and Results of Operations............................................    14

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk..............    16

PART II - Other Information
-------

     Item 2 - Changes in Securities...................................................    16

     Item 3 - Defaults Upon Senior Securities.........................................    16

     Item 4 - Submission of Matters to a Vote of Security Holders.....................    16

     Item 5 - Other Information.......................................................    16

     Item 6 - Exhibits and Reports on Form 8-K........................................    17

Signature.............................................................................    18

Part I - Financial Information
------------------------------

Item 1 - Financial Statements
-----------------------------

                       CHIQUITA BRANDS INTERNATIONAL, INC.
                       -----------------------------------

                  CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                  --------------------------------------------
                    (In thousands, except per share amounts)

                                                                                 Predecessor Company*
                                                                                 --------------------
                                                                                    Quarter Ended
                                                                                      March 31,
                                                                                 --------------------
                                                                                    2002       2001
                                                                                 ---------   --------
Net sales                                                                        $ 629,505   $577,249
                                                                                 ---------   --------
Operating expenses
   Cost of sales                                                                   510,384    462,275
   Selling, general and administrative                                              55,336     55,792
   Depreciation                                                                     21,401     20,794
                                                                                 ---------   --------
                                                                                   587,121    538,861
                                                                                 ---------   --------
   Operating income                                                                 42,384     38,388
Interest income                                                                        624      3,051
Interest expense                                                                    (9,486)   (32,694)
Reorganization costs                                                               (29,597)    (1,117)
Fresh start adjustments                                                           (410,271)        --
                                                                                 ---------   --------
   Income (loss) before income taxes, extraordinary item and cumulative effect
      of a change in method of accounting                                         (406,346)     7,628

Income taxes                                                                        (1,000)    (3,500)
                                                                                 ---------   --------
   Income (loss) before extraordinary item and cumulative
     effect of a change in method of accounting                                   (407,346)     4,128
Extraordinary gain from debt extinguishment                                        154,046         --
Cumulative effect of a change in method of accounting                             (144,523)        --
                                                                                 ---------   --------
Net income (loss)                                                                $(397,823)  $  4,128
                                                                                 =========   ========
Basic and diluted earnings per common share:
   - Before extraordinary item and cumulative effect of
        a change in method of accounting                                         $   (5.20)  $    .01

   - Extraordinary item                                                               1.97         --
   - Cumulative effect of a change in method of accounting                           (1.85)        --
                                                                                 ---------   --------
   - Net income (loss)                                                           $   (5.08)  $    .01
                                                                                 =========   ========

           *See Notes to Consolidated Financial Statements, including
            Basis of Presentation describing the Predecessor Company.

                       CHIQUITA BRANDS INTERNATIONAL, INC.
                       -----------------------------------
                     CONSOLIDATED BALANCE SHEET (Unaudited)
                     --------------------------------------
                      (In thousands, except share amounts)

                                                   Reorganized
                                                     Company*      Predecessor Company*
                                                   -----------   -------------------------
                                                    March 31,    December 31,    March 31,
                                                      2002          2001           2001
                                                   -----------   ------------   ----------
ASSETS
------
Current assets
   Cash and equivalents                             $   56,850    $   70,428    $   90,894
   Trade receivables (less allowances
      of $10,573, $11,902, and $10,981)                258,775       193,945       226,840
   Other receivables, net                               77,537        80,378        98,548
   Inventories                                         355,780       392,190       381,991
   Other current assets                                 39,789        35,414        34,637
                                                    ----------    ----------    ----------
      Total current assets                             788,731       772,355       832,910
Property, plant and equipment, net                     429,076     1,005,606     1,056,849
Investments and other assets, net                      155,597       326,116       331,515
Intangibles, net                                       387,585       158,415       162,462
                                                    ----------    ----------    ----------
      Total assets                                  $1,760,989    $2,262,492    $2,383,736
                                                    ==========    ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities not subject to compromise
Current liabilities
   Notes and loans payable                          $   49,332    $   53,374    $   80,391

   Long-term debt due within one year
      Parent company                                        --            --       858,423
      Subsidiaries                                      49,873        56,376        43,401
   Accounts payable                                    196,855       175,161       190,252
   Accrued liabilities                                  86,008       102,452       113,731
                                                    ----------    ----------    ----------
      Total current liabilities                        382,068       387,363     1,286,198
Long-term debt of parent company                       250,000            --            --
Long-term debt of subsidiaries                         304,358       306,017       353,174
Accrued pension and other employee benefits            104,286        68,193        62,619
Other liabilities                                      107,524        89,505        97,615
                                                    ----------    ----------    ----------
      Total liabilities not subject to compromise    1,148,236       851,078     1,799,606
Liabilities subject to compromise                           --       962,820            --
                                                    ----------    ----------    ----------
      Total liabilities                              1,148,236     1,813,898     1,799,606
                                                    ----------    ----------    ----------
Shareholders' equity
   Preferred and preference stock                           --       139,729       183,083
   Common stock, $.01 par value:
      Reorganized Company (39,065,950 shares at
         March 31, 2002)                                   391            --            --
      Predecessor Company (78,273,183 shares at
         December 31, 2001 and 72,506,774 shares
         at March 31, 2001)                                 --           783           725
   Capital surplus                                     612,362       881,192       837,622
   Accumulated deficit                                      --      (530,068)     (407,172)
   Accumulated other comprehensive loss                     --       (43,042)      (30,128)
                                                    ----------    ----------    ----------
      Total shareholders' equity                       612,753       448,594       584,130
                                                    ----------    ----------    ----------
      Total liabilities and shareholders' equity    $1,760,989    $2,262,492    $2,383,736
                                                    ==========    ==========    ==========

*See Notes to Consolidated Financial Statements, including Basis of Presentation describing the Reorganized Company and Predecessor Company.

                       CHIQUITA BRANDS INTERNATIONAL, INC.
                       -----------------------------------

                 CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)
                 -----------------------------------------------
                                 (In thousands)

                                                            Predecessor Company*
                                                            --------------------
                                                               Quarter Ended
                                                                  March 31,
                                                            --------------------
                                                              2002        2001
                                                            ---------   --------
Cash provided (used) by:
Operations
   Income (loss) before extraordinary item and cumulative
      effect of a change in method of accounting            $(407,346)  $  4,128
   Fresh start adjustments                                    410,271         --
   Reorganization costs                                        16,736         --
   Depreciation and amortization                               21,401     22,332
   Parent company interest expense not paid                        --     20,355
   Collection of tax refund                                        --      9,456
   Changes in current assets and liabilities and other        (33,954)   (33,475)
                                                            ---------   --------
      Cash flow from operations                                 7,108     22,796
                                                            ---------   --------
Investing
   Capital expenditures                                        (4,807)    (5,715)
   Hurricane Mitch insurance proceeds                              --      3,961
   Long-term investments                                           --     (4,296)
   Proceeds from sales of property, plant and equipment         5,029      3,076
   Other                                                          275       (278)
                                                            ---------   --------
      Cash flow from investing                                    497     (3,252)
                                                            ---------   --------
Financing**
   Issuances of long-term debt                                    200     69,856
   Repayments of long-term debt                                (9,948)   (66,631)
   CBI credit facility amendment and other fees                (7,393)        --
   Decrease in notes and loans payable                         (4,042)   (28,799)
                                                            ---------   --------
      Cash flow from financing                                (21,183)   (25,574)
                                                            ---------   --------

Decrease in cash and equivalents                              (13,578)    (6,030)
Balance at beginning of period                                 70,428     96,924
                                                            ---------   --------
Balance at end of period                                    $  56,850   $ 90,894
                                                            =========   ========

*See Notes to Consolidated Financial Statements, including Basis of Presentation describing the Reorganized Company and Predecessor Company.

     ** On March 19, 2002, in accordance with the Company's Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code, all previously existing parent company public debt ($861 million principal plus $102 million accrued interest) was exchanged for 95.5% of the new common stock of the Reorganized Company and $250 million of 10.56% Senior Notes due 2009.

                       CHIQUITA BRANDS INTERNATIONAL, INC.
                       -----------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
             ------------------------------------------------------

Basis of Presentation
---------------------

     Chiquita Brands International, Inc. ("CBII") and its subsidiaries (collectively, "Chiquita" or the "Company") operate as a leading international marketer, producer and distributor of quality fresh fruits and vegetables and processed foods. On March 19, 2002, CBII, a parent holding company without business operations of its own, completed its previously announced financial restructuring when its pre-arranged Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Plan" or "Plan of Reorganization") became effective. For financial reporting purposes, the Company used an effective date of March 31, 2002. References in these financial statements to "Predecessor Company" refer to the Company prior to March 31, 2002. References to "Reorganized Company" refer to the Company on and after March 31, 2002, after giving effect to the issuance of new securities in exchange for the previously outstanding securities in accordance with the Plan, and implementation of fresh start accounting. The events which occurred during 2001 and the first quarter of 2002 relating to the Chapter 11 proceedings, the securities issued in accordance with the Plan, and the fresh start accounting adjustments are described in "Parent Company Debt Restructuring" and "Fresh Start Adjustments" below.

     Interim results for the Company are subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full fiscal year. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the results of the interim periods shown have been made. See Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 for additional information relating to the Company's financial statements.

Parent Company Debt Restructuring
---------------------------------

     In January 2001, the Company announced that it was seeking to restructure $861 million principal amount of CBII's outstanding senior notes and subordinated debentures ("Old Notes") through the conversion of a substantial portion of the Old Notes into new common equity. As part of this initiative, CBII discontinued all interest and principal payments on the Old Notes.

     In February 2001, the Company commenced discussions with certain holders of the Old Notes ("Prepetition Noteholder Committees") to discuss the financial condition of the Company and the proposed restructuring. The Company engaged in extensive, arms' length negotiations with the Prepetition Noteholder Committees regarding the terms of a consensual restructuring of CBII. On November 9, 2001, these parties agreed on the terms of the restructuring.

     On November 28, 2001, CBII filed its Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code. CBII's general unsecured creditors (except for holders of the Old Notes) were unaffected by the Chapter 11 bankruptcy proceedings and the Plan. CBII's operating subsidiaries, which continued to meet their obligations with their own cash flow and credit facilities during the restructuring, were also not involved in the restructuring or the Chapter 11 bankruptcy proceedings. The Plan was confirmed by the bankruptcy court on March 8, 2002 and became effective March 19, 2002, resulting in exchange of the $861 million of Old Notes and $102 million of accrued and unpaid interest thereon for $250 million of 10.56% Senior Notes due 2009 ("New Notes") and 95.5% of the common stock of the reorganized entity ("New Common Stock"). Previously outstanding preferred, preference and common stock of the Predecessor Company was exchanged for 2% of the New Common Stock as well as 7-year warrants ("Warrants") to purchase up to 25% of the New Common Stock on a fully diluted basis (prior to any dilution by grants under a new stock option plan) of the Reorganized Company. In addition, as part of a management incentive program, certain executives were granted rights to receive 2.5% of the New Common Stock.

     In accordance with the Plan, the Reorganized Company:

     . issued 39,065,950 shares of New Common Stock through March 31, 2002, and committed to issue 900,000 additional shares to management of the Company;
     .    issued the New Notes and the Warrants;
     .    adopted a new stock option plan;
     . reserved (a) 13,333,333 shares of New Common Stock for issuance upon exercise of the Warrants and (b) 5,925,926 shares of New Common Stock for issuance upon exercise of employee stock options authorized for grant under the new stock option plan; and
     . cancelled the Old Notes, previously outstanding preferred, preference and common stock, and previously outstanding stock options.

     The New Notes mature on March 15, 2009. These Notes were issued by CBII and are not secured by any of the assets of CBII and its subsidiaries. The indenture for the New Notes contains restrictions on the payment of dividends that, at March 31, 2002, limited the aggregate amount of dividends that could be paid by CBII to $25 million. The indenture has additional restrictions related to asset sales, incurrence of additional indebtedness, sale-leaseback transactions, and related party transactions. The New Notes are callable on or after March 15, 2005 at a price of 105.28% of face value declining to face value in 2008. In addition, the Company may redeem some or all of the New Notes prior to March 15, 2005 at a redemption price based on a discounted present value of the 105.28% price.

     In accordance with the Plan, 150 million shares of New Common Stock are authorized, including approximately 40 million shares issued or to be issued in accordance with the Plan of Reorganization.

     The Warrants entitle the holders to purchase up to 13.3 million shares of New Common Stock at a price of $19.23 per share through March 19, 2009. The Warrants, valued at $41 million for purposes of the Plan of Reorganization, are included in Capital Surplus on the Consolidated Balance Sheet of the Reorganized Company at March 31, 2002.

     No interest payments on the Old Notes were made in 2002 and 2001. The Company recorded interest expense on the Old Notes until November 28, 2001, the date the Company filed its Chapter 11 petition, but not thereafter. As a result, interest expense for the first quarter of 2002 does not include $20 million which would have been payable under the terms of the Old Notes. Subsidiary interest payments for the first quarter were $10 million in 2002 and $12 million in 2001.

     The Company incurred $30 million of reorganization costs during the first quarter of 2002 primarily associated with the grants of New Common Stock to certain executives as part of the Chapter 11 restructuring agreement, and professional fees. Cash payments in the first quarter of 2002 associated with reorganization costs were $13 million.

Fresh Start Adjustments
-----------------------

     The Company's emergence from Chapter 11 bankruptcy proceedings resulted in a new reporting entity and adoption of fresh start reporting in accordance with Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." The consolidated financial statements as of and for the quarter ended March 31, 2002 reflect reorganization adjustments for the discharge of debt and adoption of fresh start reporting. Accordingly, the estimated reorganization value of the Company of $1,280 million, which served as the basis for the Plan approved by the bankruptcy court, was used to determine the equity value allocated to the assets and liabilities of the Reorganized Company in proportion to their relative fair values in conformity with Statement of Financial Accounting Standards No. 141, "Business Combinations."

     Two methodologies were used by the Company's financial advisors to derive the estimated reorganization value of $1,280 million: (a) the application of public market valuation multiples to the Company's historical and projected financial results, and (b) a calculation of the present value of the Company's free cash flows using 5-year projected financial results, including an assumption for a terminal value, discounted back at the Company's estimated post-restructuring weighted average cost of capital.

     Reorganization adjustments in the March 31, 2002 consolidated financial statements result primarily from the following:

     . Exchange of Old Notes and accrued interest for 95.5% of the New Common Stock and $250 million of New Notes, resulting in a $154 million extraordinary gain;
     . Reduction of property, plant and equipment carrying values, including reduction of the Company's tropical farm assets by $320 million and shipping vessels by $158 million;
     . Reduction of long-term operating investments and other asset carrying values;
     .    Increase in the carrying value of the Chiquita trademark;
     . Increase in accrued pension and other employee benefits primarily associated with tropical pension/severance obligations; and
     .    Increase in other liabilities for unfavorable lease obligations.

These adjustments were based upon the work of outside appraisers, actuaries and financial consultants, as well as internal valuation estimates using discounted cash flow analyses, to determine the relative fair values of the Company's assets and liabilities.

     The following table reflects the reorganization adjustments to the Company's Consolidated Balance Sheet discussed above:

                                                  Unaudited Balance Sheet at March 31, 2002
                                         ------------------------------------------------------------

                                                          Reorganization Adjustments
                                             Before       --------------------------       After
                                         Reorganization       Debt      Fresh Start    Reorganization
(In thousands)                            Adjustments       Discharge   Adjustments      Adjustments
                                         --------------     ---------   -----------    --------------
Current assets                             $  788,731       $      --    $      --       $  788,731
Property, plant and equipment, net            979,219              --     (550,143)         429,076
Investments and other assets, net             341,183              --     (185,586)         155,597
Intangibles, net                               12,757              --      374,828          387,585
                                           ----------       ---------    ---------       ----------
   Total assets                            $2,121,890       $      --    $(360,901)      $1,760,989
                                           ==========       =========    =========       ==========
Notes and loans payable                    $   49,332       $      --    $      --       $   49,332
Long-term debt due within one year             49,873              --           --           49,873
Accounts payable and accrued
   liabilities                                269,178              --       13,685          282,863
Long-term debt of parent company                   --         250,000           --          250,000
Long-term debt of subsidiaries                304,358              --           --          304,358
Accrued pension and other employee
   benefits                                    71,266              --       33,020          104,286
Other liabilities                              91,174              --       16,350          107,524
Liabilities subject to compromise             962,820        (962,820)          --               --
                                           ----------       ---------    ---------       ----------
   Total liabilities                        1,798,001        (712,820)      63,055        1,148,236
Accumulated deficit                          (657,016)        154,046      502,970               --
Other shareholders' equity                    980,905         558,774     (926,926)         612,753*
                                           ----------       ---------    ---------       ----------
   Total liabilities and shareholders'
     equity                                $2,121,890       $      --    $(360,901)      $1,760,989
                                           ==========       =========    =========       ==========

     * After deducting $654 million of indebtedness from the Company's $1,280 million estimated reorganization value, the total equity value of the Company is approximately $626 million. The total shareholders' equity in the Reorganized Company balance sheet excludes $13 million related to restricted management shares subject to delayed delivery.

Earnings Per Share
------------------

     Basic and diluted earnings per common share ("EPS") are calculated as follows (in thousands, except per share amounts):

                                                             Predecessor Company
                                                             -------------------
                                                                Quarter Ended
                                                                  March 31,
                                                             -------------------
                                                               2002        2001
                                                             ---------   -------
Income (loss) before extraordinary item and cumulative
   effect of a change in method of accounting                $(407,346)  $ 4,128

Extraordinary gain from debt extinguishment                    154,046        --
Cumulative effect of a change in method of accounting         (144,523)       --
                                                             ---------   -------
Net income (loss)                                             (397,823)    4,128
Dividends payable on preferred and preference stock                 --    (3,680)
                                                             ---------   -------
   Net income (loss) attributed to common shares             $(397,823)  $   448
                                                             =========   =======
Weighted average common shares outstanding
   (shares used to calculate basic EPS)                         78,273    68,839
Stock options and other stock awards                                --         8
                                                             ---------   -------
   Shares used to calculate diluted EPS                         78,273    68,847
                                                             =========   =======
Basic and diluted earnings per common share:
   - Before extraordinary item and cumulative effect
       of a change in method of accounting                   $   (5.20)  $   .01
   - Extraordinary item                                           1.97        --
   - Cumulative effect of a change in method of accounting       (1.85)       --
                                                             ---------   -------
   - Net income (loss)                                       $   (5.08)  $   .01
                                                             =========   =======

     The earnings per share calculations are based on common stock shares outstanding prior to the Company's emergence from Chapter 11 proceedings on March 19, 2002. Upon emergence, these shares were cancelled and the Company has issued or committed to issue 40 million shares of New Common Stock.

     The assumed conversions to common stock of the Company's 7% convertible subordinated debentures (which were convertible until March 28, 2001), preferred stock and preference stock, and the assumed exercise of outstanding stock options and other stock awards, are excluded from the diluted EPS computations for periods in which these items, on an individual basis, have an anti-dilutive effect on diluted EPS. The Company's 7% convertible subordinated debentures, stock options and other stock awards, and preferred and preference stock were all cancelled in accordance with the Company's Plan of Reorganization.

     The Company discontinued payment of dividends on its preferred and preference stock in the fourth quarter of 2000, and accrued but unpaid dividends were cancelled as part of the Plan of Reorganization. These dividends were deducted from net income to calculate EPS for the first quarter of 2001. These dividends were not deducted from net income to calculate EPS for the first quarter of 2002 because of the Company's bankruptcy petition filing on November 28, 2001.

Accounting Pronouncements
-------------------------

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets," which was adopted by the Company as of January 1, 2002. Under this standard, goodwill and other intangible assets with an indefinite life are no longer amortized but are reviewed at least annually for impairment. As of January 1, 2002, to give effect to the new standard, the Company recorded a goodwill write-down of $145 million as a cumulative effect of a change in method of accounting. The write-down results from applying the SFAS No. 142 requirement to evaluate goodwill using discounted cash flows rather than the undiscounted cash flow methodology prescribed by the previous standard. The elimination of future amortization of goodwill by SFAS No. 142 is expected to result in an annual increase to income before taxes of approximately $6 million. Net income for the quarter ended March 31, 2001 would have been $1.4 million ($.02 per share) higher if SFAS No. 142 had been adopted as of January 1, 2001.

Inventories (in thousands)
-------------------------

                                          Reorganized
                                            Company       Predecessor Company
                                          -----------   -----------------------
                                           March 31,    December 31,   March 31,
                                             2002           2001         2001
                                          -----------   ------------   --------

Fresh produce                              $ 49,365       $ 40,520     $ 33,509
Processed food products                     162,237        208,436      189,510
Growing crops                                96,135         96,203       98,167
Materials, supplies and other                48,043         47,031       60,805
                                           --------       --------     --------

                                           $355,780       $392,190     $381,991
                                           ========       ========     ========

Long-term Debt
--------------

     The Company's operating subsidiary, Chiquita Brands, Inc. ("CBI"), has a secured bank credit facility expiring on June 7, 2004 for up to $130 million, comprised of a $70 million term loan and a revolving credit facility of $60 million. At March 31, 2002, $70 million of the term loan was outstanding, $15 million of borrowings were outstanding under the revolving credit facility, and $4 million of the availability under the revolving credit facility had also been used to issue letters of credit. Availability under the CBI facility at March 31, 2002 was $31 million.

Segment Information (in thousands)
---------------------------------

     Financial information for the Company's business segments is as follows:

                         Predecessor Company
                      -------------------------
                            Quarter Ended
                               March 31,
                      -------------------------
                         2002          2001
                      ----------    ----------
Net sales
    Fresh Produce      $520,595      $468,956
    Processed Foods     108,910       108,293
                       --------      --------
                       $629,505      $577,249
                       ========      ========

Operating income
    Fresh Produce      $ 41,132      $ 38,316
    Processed Foods       1,252            72
                       --------      --------
                       $ 42,384      $ 38,388
                       ========      ========

                      Reorganized          Predecessor
                        Company              Company
                      -----------   --------------------------
                       March 31,    December 31,    March 31,
                         2002          2001           2001
                      -----------   ------------   -----------
Total assets
    Fresh Produce     $1,467,400     $1,806,736    $1,913,517
    Processed Foods      293,589        455,756       470,219
                      ----------     ----------    ----------
                      $1,760,989     $2,262,492    $2,383,736
                      ==========     ==========    ==========

Hedging
-------

     Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended, was implemented by the Company on January 1, 2001. This standard requires the recognition of all derivatives on the balance sheet at fair value, and recognition of the resulting gains or losses as adjustments to net income or other comprehensive income ("OCI"). The effect of adopting SFAS No. 133 on the Company's net income was not material.

     At March 31, 2002, the Company had euro-denominated option contracts which ensure conversion of approximately (euro)185 million of sales in 2002 at average rates not lower than 0.87 dollars per euro. The fair value of these option contracts at March 31, 2002 was approximately $2 million and was included in other current assets. The Company also had 3.5% Rotterdam barge fuel option contracts at March 31, 2002 that limit the average cost on approximately 50,000 metric tons of fuel oil to no more than $98 per metric ton in 2002. During the first quarter of 2002, the change in the fair value of these contracts relating to hedge ineffectiveness was not material.

Comprehensive Income (Loss)
--------------------------

                                                             Predecessor Company
                                                             -------------------
                                                                Quarter Ended
                                                                  March 31,
                                                             -------------------
                                                                2002       2001
                                                             ---------   -------
Net income (loss)                                            $(397,823)  $ 4,128
Other comprehensive income
    Unrealized foreign currency translation gains (losses)         485    (2,734)
    Changes in fair value of derivatives                        (1,200)    4,866
    Losses reclassified from OCI into net income (loss)          2,958     1,231
                                                             ---------   -------
Comprehensive income (loss) before cumulative
    effect of adopting SFAS No. 133                           (395,580)    7,491
Cumulative effect of adopting SFAS No. 133                          --    (6,975)
                                                             ---------   -------
Comprehensive income (loss)                                  $(395,580)  $   516
                                                             =========   =======

Item 2
------

                       CHIQUITA BRANDS INTERNATIONAL, INC.
                       -----------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Operations
----------

     Net sales for the first quarter of 2002 increased $52 million to $630 million primarily due to higher banana volume in Europe and higher local prices in Central Europe compared to the prior year.

     Operating income for the first quarter of 2002 was $42 million compared to 2001 first quarter operating income of $38 million. Most of the improvement in first quarter results occurred in the Company's Fresh Produce business, primarily as a result of banana volume growth in core European markets, higher local banana pricing on volume growth in Central European markets, and lower import license costs because of the April 2001 resolution of the U.S. - European Union trade dispute. The Company grew volume by about 2 million boxes in Central European markets, where market pricing was strong. In core European markets, the Company grew banana volume about 10% year-on-year and benefited from approximately $6 million in lower import license costs. Additionally, in the Asia Pacific region, where the Company has a relatively smaller presence, higher local banana prices drove a $6 million earnings improvement despite weakness in the yen. These improvements were mostly offset by weaker European currencies in relation to the U.S. dollar, lower pricing in North America, and higher costs for the purchase and production of bananas in the quarter. European currency weakness had a $9 million negative effect compared to the first quarter of 2001. In North America, the Company increased banana volume by about 5% but experienced 7% lower pricing versus the same period a year ago.

     Processed Foods operating income was $1 million versus a breakeven result in the first quarter of 2001. Higher prices on canned vegetables were offset by increased costs per can as a result of a planned smaller harvest during the fall 2001.

     The Company's interest expense of $9 million in the first quarter of 2002 was $23 million lower than in 2001. $20 million of this decrease was due to the elimination of interest expense on parent company debt while CBII was in Chapter 11 proceedings during the first quarter of 2002.

     The Company's effective tax rate is affected by the level and mix of income among various domestic and foreign jurisdictions in which the Company operates. For the first quarter of 2002, income tax expense includes a benefit for a 2002 tax law that changed the calculation of the Company's 2001 U.S. alternative minimum tax liability.

Financial Condition
-------------------

Parent Company Debt Restructuring

     On March 19, 2002, CBII, a parent holding company without business operations of its own, completed its previously announced financial restructuring when its pre-arranged Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code became effective. The events which occurred during 2001 and the first quarter of 2002 relating to the Chapter 11 proceedings, the securities issued in accordance with the Plan, and the fresh start accounting adjustments are described in "Parent Company Debt Restructuring" and "Fresh Start Adjustments" in the Notes to Consolidated Financial Statements. The Plan will reduce Chiquita's future annual interest expense by approximately $60 million. In addition, due to the fresh start adjustments to property, plant and equipment, annual depreciation expense will decrease by approximately $40 million.

Other Liquidity and Capital Resources Information

     The Company believes that the reduction of interest expense provided by its financial restructuring, the cash flow generated by operating subsidiaries, and available borrowings under its working capital facilities provide sufficient cash reserves and liquidity to fund the Company's working capital needs, capital expenditures and debt service requirements, including CBII's New Notes.

     In March 2001, the Company's operating subsidiary, CBI, obtained a three-year secured bank credit facility for up to $120 million to replace CBII's expiring bank revolving credit agreement. This facility consisted of a term loan of $75 million and a revolving credit facility of $45 million. A portion of the proceeds of the term loan was used to repay $50 million of bank loans of certain Costa Rican farm subsidiaries. Interest on amounts outstanding under the facility was based on the bank corporate base rate plus 5%, subject to a minimum of 14% per annum. An annual facility fee of 2% of the total credit facility was also payable.

     In March 2002, this CBI facility was increased to $130 million, comprised of a $70 million term loan and a revolving credit facility of $60 million. Interest on borrowings on this amended facility is based on the prevailing LIBOR rates plus 3.75% or the bank corporate base rate plus 1% (at CBI's option), subject to a minimum annual rate of 6%. The annual facility fee has been eliminated, and the Company paid an amendment fee of 5% of the total credit facility. Substantially all U.S. assets of CBI (except for those of subsidiaries, such as Chiquita Processed Foods, L.L.C. ("CPF"), with their own credit facilities) are pledged to secure the CBI credit facility. The CBI credit facility is also secured by liens on CBI's trademarks and pledges of stock and guarantees by various subsidiaries worldwide. The facility contains covenants that limit the distribution of cash from CBI to CBII, the parent holding company, to amounts necessary to pay interest on the New Notes (provided CBI meets certain liquidity tests), income taxes and permitted CBII overhead. The facility also has covenants that require CBI to maintain certain financial ratios related to debt coverage and income, and that limit capital expenditures and investments. At April 30, 2002, $70 million of the term loan was outstanding, $35 million of borrowings were outstanding under the revolving credit facility and $4 million of the availability under the revolving credit facility had also been used to issue letters of credit. Availability under the CBI facility at April 30, 2002 was $11 million.

     At April 30, 2002, approximately $75 million of additional borrowings were available to CPF for working capital purposes under its committed line of credit.

                                    * * * * *

     This quarterly report contains certain statements that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond the control of Chiquita, including the continued maintenance of the reforms agreed to by the U.S. and EU regarding the EU's banana import regime, prices for Chiquita products, availability and costs of products and raw materials, currency exchange rate fluctuations, natural disasters and unusual weather conditions, operating efficiencies, labor relations, actions of governmental bodies, the continuing availability of financing and other market and competitive conditions. The forward-looking statements speak as of the date made and are not guarantees of future performance. Actual results or developments may differ materially from the expectations expressed or implied in the forward-looking statements, and the Company undertakes no obligation to update any such statements.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

     Reference is made to the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Management" in the Company's 2001 Annual Report to Shareholders. As of March 31, 2002, there were no material changes to the information presented.

Part II - Other Information
---------------------------

Item 2 - Changes in Securities
------------------------------

     CBII's Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code became effective on March 19, 2002, at which time all then-outstanding debt and equity securities of CBII were cancelled in exchange for new securities. Information concerning the new securities is summarized in Part I, Item 1, above, in the Notes to Consolidated Financial Statements, under "Parent Company Debt Restructuring" and has been previously reported in the Company's Registration Statement on Form 8-A filed March 12, 2002, as amended on March 19, 2002, the Company's Current Reports on Form 8-K filed March 12, 2002 and March 19, 2002 and its Annual Report on Form 10-K filed March 20, 2002. The indenture for the New Notes contains restrictions on the payment of dividends that, at March 31, 2002, limited the aggregate amount of dividends that could be paid by CBII to $25 million.

     The securities issued pursuant to the Plan on March 19, 2002 consisted of $250 million aggregate principal amount of New Notes, 39 million shares of Common Stock and 13,333,333 Warrants. All of these securities along with any shares of Common Stock issuable upon exercise of the Warrants, were or will be issued pursuant to the Plan in exchange for previously issued securities, as described in the Current Reports on Form 8-K referred to in the preceding paragraph, without registration under the Securities Act of 1933 in reliance on the provisions of Section 1145 of the U.S. Bankruptcy Code. An additional 65,950 shares of Common Stock were issued on March 20, 2002 without registration under the Securities Act of 1933 on the basis that no sale was involved.

Item 3 - Defaults Upon Senior Securities
----------------------------------------

     As indicated above, all of CBII's then-outstanding debt and equity securities were cancelled on March 19, 2002 when the Plan became effective. Defaults on those cancelled securities were previously reported in the Company's Quarterly Reports on Form 10-Q filed in 2001.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     The information required by this item relating to the approval of the Plan has been previously reported in Part I, Item 4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Item 5 - Other Information
--------------------------

     The Company expects to hold its 2002 annual meeting of shareholders during the third quarter of 2002 and will publicly announce the meeting date once it has been set. The Company's Certificate of Incorporation provides that shareholders may nominate directors or submit proposals at this annual meeting only if they have properly notified the Company within 15 days after public announcement of the meeting date. Reference is made to the Certificate of Incorporation (Exhibit 3(i) to the Company's 2001 Annual Report on Form 10-K) for further information regarding this advance notice requirement.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)  Exhibit 3.1 - Restated By-Laws, as amended through April 9, 2002.

          Exhibit 10.1 - Termination and Release Agreement, dated as of March 25, 2002, by and between Chiquita Brands International, Inc. and Steven G. Warshaw.

     (b) The Company filed the following reports on Form 8-K during the quarter ended March 31, 2002:

          March 6, 2002 (filed March 12, 2002) - to report amendment of the credit facility of Chiquita Brands, Inc. with Wells Fargo Bank, National Association and Foothill Capital Corporation for aggregate indebtedness of up to $130 million, and to report confirmation of the Company's Plan of Reorganization on March 8, 2002 by the Bankruptcy Court.

          March 19, 2002 (filed March 19, 2002) - to report the effectiveness of the Company's Plan of Reorganization.

          March 20, 2002 (filed March 21, 2002) - to report the election of Cyrus F. Freidheim, Jr. as chairman of the board and chief executive officer and of Robert W. Fisher as acting chief operating officer.

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

May 15, 2002