Form 10-Q
period 2002-06-30
CHIQUITA BRANDS INTERNATIONAL INC
filed 2002-08-14
CIK 101063

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 1-1550

CHIQUITA BRANDS INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

New Jersey (State or Other Jurisdiction of Incorporation or Organization)	04-1923360 (I.R.S. Employer Identification No.)

250 East Fifth Street
Cincinnati, Ohio 45202
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (513) 784-8000

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☒ No ☐

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 31, 2002, there were 39,815,793 shares of Common Stock outstanding.

CHIQUITA BRANDS INTERNATIONAL, INC.

SIGNATURE	21

Part I - Financial Information

Item 1 - Financial Statements

CHIQUITA BRANDS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(In thousands, except per share amounts)

	Reorganized Company*	Predecessor Company*

	Quarter Ended June 30, 2002	Quarter Ended June 30, 2001	Quarter Ended March 31, 2002	Six Months Ended June 30, 2001

Net sales	$631,928	$595,410	$629,505	$1,172,659

Operating expenses
Cost of sales	494,903	488,364	510,384	950,639
Selling, general and administrative	66,569	61,774	55,336	117,566
Depreciation	9,942	20,838	21,401	41,632

	571,414	570,976	587,121	1,109,837

Operating income	60,514	24,434	42,384	62,822
Interest income	1,016	2,104	624	5,155
Interest expense	(12,316)	(32,037)	(9,486)	(64,731)
Financial restructuring items	—	(1,989)	(285,822)	(3,106)

Income (loss) before income taxes and cumulative effect of a change in method of accounting	49,214	(7,488)	(252,300)	140
Income taxes	(1,500)	(3,500)	(1,000)	(7,000)

Income (loss) before cumulative effect of a change in method of accounting	47,714	(10,988)	(253,300)	(6,860)
Cumulative effect of a change in method of accounting	—	—	(144,523)	—

Net income (loss)	$47,714	$(10,988)	$(397,823)	$(6,860)

Basic and diluted earnings per common share:
- Before cumulative effect of a change in method of accounting	$1.19	$(0.19)	$(3.23)	$(0.19)
- Cumulative effect of a change in method of accounting	—	—	(1.85)	—

- Net income (loss)	$1.19	$(0.19)	$(5.08)	$(0.19)

*See Notes to Consolidated Financial Statements, including
Basis of Presentation describing the Reorganized Company and Predecessor Company.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET (Unaudited)
(In thousands, except share amounts)

	Reorganized Company*	Predecessor Company*

	June 30, 2002	December 31, 2001	June 30, 2001

ASSETS
Current assets
Cash and equivalents	$65,247	$70,428	$127,775
Trade receivables (less allowances of $10,061, $11,902, and $12,068)	244,252	193,945	216,269
Other receivables, net	76,344	80,378	91,114
Inventories	326,742	392,190	342,234
Other current assets	56,072	35,414	51,641

Total current assets	768,657	772,355	829,033
Property, plant and equipment, net	432,553	1,005,606	1,038,332
Investments and other assets, net	166,357	326,116	323,009
Intangibles, net	387,585	158,415	160,792

Total assets	$1,755,152	$2,262,492	$2,351,166

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities not subject to compromise
Current liabilities
Notes and loans payable	$9,979	$53,374	$46,268
Long-term debt due within one year
Parent company	—	—	858,579
Subsidiaries	51,748	56,376	45,605
Accounts payable	189,939	175,161	175,512
Accrued liabilities	97,329	102,452	159,960

Total current liabilities	348,995	387,363	1,285,924
Long-term debt of parent company	250,000	—	—
Long-term debt of subsidiaries	274,774	306,017	338,512
Accrued pension and other employee benefits	102,360	68,193	62,800
Other liabilities	105,133	89,505	91,898

Total liabilities not subject to compromise	1,081,262	851,078	1,779,134
Liabilities subject to compromise	—	962,820	—

Total liabilities	1,081,262	1,813,898	1,779,134

Shareholders’ equity
Preferred and preference stock	—	139,729	171,885
Common stock, $.01 par value (39,806,698 new shares, 78,273,183 and 73,525,270 old shares outstanding, respectively)	398	783	735
Capital surplus	625,539	881,192	849,083
Retained earnings (deficit)	47,714	(530,068)	(418,160)
Accumulated other comprehensive income (loss)	239	(43,042)	(31,511)

Total shareholders’ equity	673,890	448,594	572,032

Total liabilities and shareholders’ equity	$1,755,152	$2,262,492	$2,351,166

*See Notes to Consolidated Financial Statements, including Basis of Presentation describing the Reorganized Company and Predecessor Company.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)
(In thousands)

	Reorganized Company*	Predecessor Company*

	Quarter Ended June 30, 2002	Quarter Ended March 31, 2002	Six Months Ended June 30, 2001

Cash provided (used) by:
Operations
Income (loss) before cumulative effect of a change in method of accounting	$47,714	$(253,300)	$(6,860)
Financial restructuring items	—	272,961	—
Depreciation and amortization	9,942	21,401	44,708
Parent company interest expense not paid	—	—	40,710
Collection of tax refund	—	—	9,456
Changes in current assets and liabilities and other	27,493	(33,954)	25,277

Cash flow from operations	85,149	7,108	113,291

Investing
Capital expenditures	(10,522)	(4,807)	(15,530)
Hurricane Mitch insurance proceeds	—	—	6,320
Long-term investments	—	—	(4,296)
Proceeds from sales of property, plant and equipment	3,376	5,029	3,756
Other	(1,505)	275	(510)

Cash flow from investing	(8,651)	497	(10,260)

Financing**
Issuances of long-term debt	—	200	71,402
Repayments of long-term debt	(28,499)	(9,948)	(80,828)
CBI credit facility amendment and other fees	(249)	(7,393)	—
Decrease in notes and loans payable	(39,353)	(4,042)	(62,754)

Cash flow from financing	(68,101)	(21,183)	(72,180)

Increase (decrease) in cash and equivalents	8,397	(13,578)	30,851
Balance at beginning of period	56,850	70,428	96,924

Balance at end of period	$65,247	$56,850	$127,775

______________

* See Notes to Consolidated Financial Statements, including Basis of Presentation describing the Reorganized Company and Predecessor Company.

**	On March 19, 2002, in accordance with the Company’s Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code, all previously existing parent company public debt ($861 million principal plus $102 million accrued interest) was exchanged for 95.5% of the new common stock of the Reorganized Company and $250 million of 10.56% Senior Notes due 2009.

CHIQUITA BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Basis of Presentation

            Chiquita Brands International, Inc. (“CBII”) and its subsidiaries (collectively, “Chiquita” or the “Company”) operate as a leading international marketer, producer and distributor of quality fresh fruits and vegetables and processed foods. On March 19, 2002, CBII, a parent holding company without business operations of its own, completed its previously announced financial restructuring when its pre-arranged Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Plan” or “Plan of Reorganization”) became effective. For financial reporting purposes, the Company used an effective date of March 31, 2002. References in these financial statements to “Predecessor Company” refer to the Company prior to March 31, 2002. References to “Reorganized Company” refer to the Company on and after March 31, 2002, after giving effect to the issuance of new securities in exchange for the previously outstanding securities in accordance with the Plan, and implementation of fresh start accounting. In accordance with financial reporting requirements for companies emerging from a Chapter 11 restructuring, financial information for the six months ended June 30, 2002 is not presented in the financial statements since such information would combine the results of the Predecessor and Reorganized Company. The securities issued pursuant to the Plan and the fresh start adjustments are described in “Parent Company Debt Restructuring” and “Financial Restructuring Items” below.

            Interim results for the Company are subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full fiscal year. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the results of the interim periods shown have been made. See Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 for additional information relating to the Company’s financial statements.

Parent Company Debt Restructuring

            The Plan was confirmed by the bankruptcy court on March 8, 2002 and became effective March 19, 2002, resulting in the exchange of $861 million of CBII’s outstanding senior notes and subordinated debentures (“Old Notes”) and $102 million of accrued and unpaid interest thereon for $250 million of 10.56% Senior Notes due 2009 (“New Notes”) and 95.5% of the common stock of the reorganized entity (“New Common Stock”). Previously outstanding preferred, preference and common stock of the Predecessor Company was exchanged for 2% of the New Common Stock as well as 7-year warrants (“Warrants”) to purchase up to 25% of the New Common Stock of the Reorganized Company on a fully diluted basis (prior to any dilution by exercise of stock options). In addition, as part of a management incentive program, certain executives were granted rights to receive 1 million shares (2.5%) of the New Common Stock. At June 30, 2002, 865,950 of these shares had been issued, 34,050 shares had been surrendered in satisfaction of tax withholding obligations, and 100,000 shares had been issued to a “rabbi trust”.

            In accordance with the Plan, the Reorganized Company has:

•	issued 39,965,950 shares of New Common Stock as of June 30, 2002;
•	issued the New Notes and the Warrants;
•	adopted a new stock option plan;
•	reserved (a) 13,333,333 shares of New Common Stock for issuance upon exercise of the Warrants and (b) 5,925,926 shares of New Common Stock for issuance upon exercise of employee stock options authorized for grant under the new stock option plan; and
•	cancelled the Old Notes, previously outstanding preferred, preference and common stock, and previously outstanding stock options.

            The New Notes mature on March 15, 2009. These Notes were issued by CBII and are not secured by any of the assets of CBII and its subsidiaries. The indenture for the New Notes contains dividend payment restrictions that, at June 30, 2002, limited the aggregate amount of dividends that could be paid by CBII to $35 million. The indenture has additional restrictions related to asset sales, incurrence of additional indebtedness, sale-leaseback transactions, and related-party transactions. The New Notes are callable on or after March 15, 2005 at a price of 105.28% of face value, declining to face value in 2008. In addition, the Company may redeem some or all of the New Notes prior to March 15, 2005 at a redemption price equal to the greater of (a) 100% of the face value of the New Notes to be redeemed, or (b) the sum of the present values of (i) 105.28% of face value of the New Notes, and (ii) interest payments due from the date of redemption through March 15, 2005, in each case discounted to the redemption date on a semiannual basis at the applicable U.S. Treasury rates plus 0.25%; plus, in the case of either clause (a) or (b) above, any accrued and unpaid interest as of the redemption date.

            In accordance with the Plan, 150 million shares of New Common Stock are authorized.

            The Warrants entitle the holders to purchase up to 13.3 million shares of New Common Stock at a price of $19.23 per share through March 19, 2009. The Warrants, valued at $41 million for purposes of the Plan of Reorganization, are included in capital surplus on the Consolidated Balance Sheet of the Reorganized Company at June 30, 2002.

            Of the 5.9 million shares authorized for issuance upon exercise of stock options and awards granted under the new stock option plan, options for approximately 4.5 million shares were granted during the second quarter of 2002. These options are exercisable for a period of 10 years. The weighted average exercise price of the options granted in the second quarter was $16.95 per option share. The estimated weighted average fair value per option share granted was $7.14 using a Black-Scholes option pricing model based on the market price of the Company’s stock and the following assumptions at the date of option grant: weighted average risk-free interest rate of 4.7%; dividend yield of 0%; volatility factor for the Company’s common stock price of 40%; and a weighted average expected life of 5 years for options not forfeited. If the Company were recognizing expense for these options in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the estimated pro forma compensation expense based on the option fair values would be approximately $6.5 million for 2002, of which $1.2 million ($0.03 per share) would have been recognized in the second quarter of 2002.

            No interest payments on the Old Notes were made in 2002 and 2001. The Company recorded interest expense on the Old Notes until November 28, 2001, the date the Company filed its Chapter 11 petition, but not thereafter. As a result, interest expense for the first quarter of 2002 does not include $20 million which would have been payable under the terms of the Old Notes. The Company is accruing interest on the New Notes at the stated 10.56% rate. The first interest payment date under the New Notes is September 15, 2002. Subsidiary interest payments for the first quarter were $10 million in 2002 and $12 million in 2001. Subsidiary interest payments for the second quarter were $6 million in 2002 and $12 million in 2001.

Financial Restructuring Items

            The Company’s emergence from Chapter 11 bankruptcy proceedings on March 19, 2002 resulted in a new reporting entity and adoption of fresh start reporting in accordance with Statement of Position ("SOP") No. 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” The consolidated financial statements as of and for the quarter ended March 31, 2002 reflect reorganization adjustments for the discharge of debt and adoption of fresh start reporting. Accordingly, the estimated reorganization value of the Company of $1,280 million, which served as the basis for the Plan approved by the bankruptcy court, was used to determine the equity value allocated to the assets and liabilities of the Reorganized Company in proportion to their relative fair values in conformity with Statement of Financial Accounting Standards No. 141, “Business Combinations.”

               Financial restructuring items for the quarter ended March 31, 2002, comprising a net charge of $286 million, resulted from the following:

•	Exchange of Old Notes and accrued interest for 95.5% of the New Common Stock and $250 million of New Notes, resulting in a gain of $154 million;

•	Reduction of property, plant and equipment carrying values by $550 million, including reduction of the Company’s tropical farm assets by $320 million, shipping vessels by $158 million, and vegetable canning assets by $55 million;

•	Reduction of long-term operating investments and other asset carrying values by $186 million;

•	Increase in the carrying value of the Chiquita trademark of $375 million;

•	Increase of $33 million in accrued pension and other employee benefits primarily associated with tropical pension/severance obligations;

•	$16 million increase in other liabilities for unfavorable lease obligations; and

•	$30 million of reorganization costs during the first quarter of 2002 primarily associated with grants of New Common Stock to certain executives as part of the Chapter 11 restructuring agreement and professional fees. Cash payments in the first quarter of 2002 associated with reorganization costs were $13 million.

            The fresh start adjustments to the carrying values of the Company’s assets and liabilities were based upon the work of outside appraisers, actuaries and financial consultants, as well as internal valuation estimates using discounted cash flow analyses, to determine the relative fair values of the Company’s assets and liabilities.

            The following table reflects the reorganization adjustments to the Company’s Consolidated Balance Sheet as of March 31, 2002:

	Balance Sheet at March 31, 2002 (Unaudited)

		Reorganization Adjustments
	Before			After
(In thousands)	Reorganization Adjustments	Debt Discharge	Fresh Start Adjustments	Reorganization Adjustments

Current assets	$788,731	$—	$—	$788,731
Property, plant and equipment, net	979,219	—	(550,143)	429,076
Investments and other assets, net	341,183	—	(185,586)	155,597
Intangibles, net	12,757	—	374,828	387,585

Total assets	$2,121,890	$—	$(360,901)	$1,760,989

Notes and loans payable	$49,332	$—	$—	$49,332
Long-term debt due within one year	49,873	—	—	49,873
Accounts payable and accrued liabilities	269,178	—	13,685	282,863
Long-term debt of parent company	—	250,000	—	250,000
Long-term debt of subsidiaries	304,358	—	—	304,358
Accrued pension and other employee benefits	71,266	—	33,020	104,286
Other liabilities	91,174	—	16,350	107,524
Liabilities subject to compromise	962,820	(962,820)	—	—

Total liabilities	1,798,001	(712,820)	63,055	1,148,236
Accumulated deficit	(657,016)	154,046	502,970	—
Other shareholders’ equity	980,905	558,774	(926,926)	612,753	*

Total liabilities and shareholders’equity	$2,121,890	$—	$(360,901)	$1,760,989

______________

*	After deducting $654 million of indebtedness from the Company’s $1,280 million estimated reorganization value, the total equity value of the Company is approximately $626 million. The total shareholders’ equity in the March 31, 2002 Reorganized Company balance sheet excludes $13 million related to restricted management shares subject to delayed delivery, which are reflected in accounts payable and accrued liabilities above. These shares were issued in the second quarter of 2002 and are included in equity as of June 30, 2002.

Earnings Per Share

            Basic and diluted earnings per common share (“EPS”) are calculated as follows (in thousands, except per share amounts):

	Reorganized Company	Predecessor Company

	Quarter Ended June 30, 2002	Quarter Ended June 30, 2001	Quarter Ended March 31, 2002	Six Months Ended June 30, 2001

Income (loss) before cumulative effect of a change in method of accounting	$47,714	$(10,988)	$(253,300)	$(6,860)
Cumulative effect of a change in method of accounting	—	—	(144,523)	—

Net income (loss)	47,714	(10,988)	(397,823)	(6,860)
Dividends payable on preferred and preference stock	—	(2,885)	—	(6,565)

Net income (loss) attributed to common shares	$47,714	$(13,873)	$(397,823)	$(13,425)

Weighted average common shares outstanding (shares used to calculate basic EPS)	39,966	73,301	78,273	71,070
Stock awards	7	—	—	—

Shares used to calculate diluted EPS	39,973	73,301	78,273	71,070

Basic and diluted earnings per common share:
- Before cumulative effect of a change in method of accounting	$1.19	$(0.19)	$(3.23)	$(0.19)
- Cumulative effect of a change in method of accounting	—	—	(1.85)	—

- Net income (loss)	$1.19	$(0.19)	$(5.08)	$(0.19)

            The weighted average common shares outstanding for the Reorganized Company include 100,000 shares held in a “rabbi trust” for certain members of management and 59,275 shares held for delivery upon surrender of certificates for the old 7% subordinated debentures and old common stock.

            The earnings per share calculations for the Predecessor Company are based on shares of common stock outstanding prior to the Company’s emergence from Chapter 11 proceedings on March 19, 2002. Upon emergence, these shares were cancelled and the Company issued 40 million shares of New Common Stock.

            The assumed conversions to common stock of the Company’s pre-existing 7% convertible subordinated debentures (which were convertible until March 28, 2001), preferred stock and preference stock, and the assumed exercise of outstanding warrants, stock options and other stock awards, are excluded from the diluted EPS computations for periods in which these items, on an individual basis, have an anti-dilutive effect on diluted EPS. The Company’s 7% convertible subordinated debentures, old stock options and stock awards, and preferred and preference stock were all cancelled pursuant to the Company’s Plan of Reorganization.

            The Company discontinued payment of dividends on its preferred and preference stock in the fourth quarter of 2000, and accrued but unpaid dividends were cancelled as part of the Plan of Reorganization. These dividends were deducted from net income to calculate EPS for the quarter and six months ended June 30, 2001. These dividends were not deducted from net income to calculate EPS for the first quarter of 2002 because of the Company’s bankruptcy petition filing on November 28, 2001.

Accounting Pronouncements

            In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company as of January 1, 2002. Under this standard, goodwill and other intangible assets with an indefinite life are no longer amortized but are reviewed at least annually for impairment. As of January 1, 2002, to give effect to the new standard, the Company recorded a goodwill write-down of $145 million as a cumulative effect of a change in method of accounting. The write-down results from applying the SFAS No. 142 requirement to evaluate goodwill using discounted cash flows rather than the undiscounted cash flow methodology prescribed by the previous standard. The elimination of future amortization of goodwill by SFAS No. 142 is expected to result in an annual increase to net income of approximately $6 million. Net income for the quarter and six months ended June 30, 2001 would have been $1.5 million ($0.02 per share) and $3.1 million ($0.04 per share) higher, respectively, if SFAS No. 142 had been adopted as of January 1, 2001.

            In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 effectively prohibits gains or losses resulting from extinguishment of debt from being classified as extraordinary items. Any such gains or losses classified as extraordinary in a prior financial statement period must be reclassified. The new standard is effective for fiscal years beginning after May 15, 2002; however, early application is encouraged. The Company recorded an extraordinary gain of $154 million in the first quarter of 2002 on the extinguishment of debt resulting from the financial restructuring. The Company has chosen to adopt this standard early and accordingly, the extraordinary gain has been reclassified and is now included in the Consolidated Statement of Income as part of financial restructuring items.

Inventories (in thousands)

	Reorganized Company	Predecessor Company

	June 30, 2002	December 31, 2001	June 30, 2001

Fresh produce	$37,500	$40,520	$28,843
Processed food products	136,718	208,436	158,628
Growing crops	97,194	96,203	98,346
Materials, supplies and other	55,330	47,031	56,417

	$326,742	$392,190	$342,234

Interim Accounting for Banana Sourcing and Logistics Fixed Costs

            During interim periods within a year, the Company expenses fixed costs associated with banana sourcing and logistics on a per box basis using estimated annual fixed costs and volume in order to have consistent fixed costs per box on a quarterly basis. As of June 30, 2002 and 2001, the Company had approximately $21 million and $18 million of these fixed costs deferred in other current assets, primarily resulting from higher first quarter minimum guaranteed payments to growers in connection with annual supply contracts. These deferrals are fully expensed by year-end.

Segment Information (in thousands)

            Financial information for the Company’s business segments is as follows:

	Reorganized Company	Predecessor Company

	Quarter Ended June 30, 2002	Quarter Ended June 30, 2001	Quarter Ended March 31, 2002	Six Months Ended June 30, 2001

Net sales
Fresh Produce	$535,530	$493,826	$520,595	$962,782
Processed Foods	96,398	101,584	108,910	209,877

	$631,928	$595,410	$629,505	$1,172,659

Operating income (loss)
Fresh Produce	$60,652	$24,923	$41,132	$63,239
Processed Foods	(138)	(489)	1,252	(417)

	$60,514	$24,434	$42,384	$62,822

	Reorganized Company	Predecessor Company

	June 30, 2002	December 31, 2001	June 30, 2001

Total assets
Fresh Produce	$1,481,262	$1,806,736	$1,920,618
Processed Foods	273,890	455,756	430,548

	$1,755,152	$2,262,492	$2,351,166

Hedging

            Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, was implemented by the Company on January 1, 2001. This standard requires the recognition of all derivatives on the balance sheet at fair value, and recognition of the resulting gains or losses as adjustments to net income or other comprehensive income (“OCI”). The effect of adopting SFAS No. 133 on the Company’s 2001 net income was not material.

            At June 30, 2002, the Company had euro-denominated option contracts which ensure conversion of approximately Euro125 million of sales in 2002 and Euro35 million of sales in 2003 at average rates not lower than 0.87 dollars per euro. The Company also had 3.5% Rotterdam barge fuel option contracts at June 30, 2002 that limit the average cost on approximately 30,000 metric tons of fuel oil to no more than $98 per metric ton in 2002. The combined fair value of the foreign currency and fuel option contracts at June 30, 2002 was approximately $1 million and was included in other current assets. During the second quarter of 2002, the change in the fair value of all contracts relating to hedge ineffectiveness was not material.

Comprehensive Income (Loss) (in thousands)

	Reorganized Company	Predecessor Company

	Quarter Ended June 30, 2002	Quarter Ended June 30, 2001	Quarter Ended March 31, 2002	Six Months Ended June 30, 2001

Net income (loss)	$47,714	$(10,988)	$(397,823)	$(6,860)
Other comprehensive income Unrealized foreign currency translation gains (losses)	2,454	(1,550)	485	(4,284)
Changes in fair value of derivatives	(2,215)	433	(1,200)	5,299
(Income) losses reclassified from OCI into net income	—	(266)	2,958	965

Comprehensive income (loss) before cumulative effect of adopting SFAS No. 133	47,953	(12,371)	(395,580)	(4,880)
Cumulative effect of adopting SFAS No. 133	—	—	—	(6,975)

Comprehensive income (loss)	$47,953	$(12,371)	$(395,580)	$(11,855)

Equity Method Investments

            The Company has a number of equity investees that are primarily engaged in the distribution of fresh produce. These investee companies include:

•	A number of companies (collectively, the "Chiquita-Unifrutti JV") that produce, market and distribute bananas and pineapples in Japan, the Philippines and other parts of Asia. The Chiquita-Unifrutti JV is 50%-owned by Chiquita.

•	Mundimar Ltd., a 50%-owned joint venture in Honduras that produces and sells palm-oil based products, including cooking oils, shortening, margarine, soaps and other consumer products.

•	Keelings Limited, which imports and distributes fresh produce and processes bananas in the United Kingdom and Ireland, and is 25%-owned by Chiquita.

•	Chiquita-ENZA Chile Ltda., which purchases, processes and provides cold storage for Chilean fruit to be exported to North America and Europe. Although Chiquita owns 60% of this joint venture, the Company does not control the operations because the minority shareholder has substantive participating and veto rights under the joint venture agreement. In accordance with EITF 96-16, Chiquita does not consolidate this investment, but accounts for it under the equity method.

•	Chiquita Brands South Pacific Limited, which produces, markets and distributes bananas, berries, mushrooms, citrus, dried fruit and other fresh produce in Australia. An equity offering in June 2002 by this company, which is publicly traded on the Australian Stock Exchange, diluted Chiquita’s ownership from 40% to 29%.

•	The Packers of Indian River Ltd., a limited partnership that produces and packs Florida citrus fruit, which it markets in North America, Europe and Japan. Although Chiquita owns approximately 54% of this partnership, the Company does not control the operations because the minority shareholder has substantive participating and veto rights under the partnership agreement. In accordance with EITF 96-16, Chiquita does not consolidate this investment, but accounts for it under the equity method.

            As of December 31, 2001, the combined debt of all equity method investees was approximately $160 million, including $14 million due to Chiquita. All but approximately $1 million of this debt is non-recourse to Chiquita.

Investment in German Distributor

            Chiquita's primary distributor in Germany and Austria (and largest customer in Europe) is Atlanta AG ("Atlanta"). Atlanta is a wholly-owned subsidiary of Scipio & Company GmbH KG ("Scipio"), a limited partnership. Substantially all of Scipio's operations are conducted through Atlanta. Atlanta, which has been in business for over 100 years, operates a network of fresh produce distribution, sourcing and brokerage operations headquartered in Germany, and has annual sales totaling approximately $1.4 billion. Approximately 10% of Atlanta's sales are of products purchased from Chiquita.

            During the late 1980's and early 1990's, in order to strengthen its relationship with Atlanta, Chiquita made a series of loans to four entities (the "four companies") that used the proceeds from the loans to purchase substantially all of the limited partnership interests in Scipio. Chiquita holds a 19% interest in a subsidiary of one of the four companies, which equates to an approximately 5% equity interest in Scipio and constitutes Chiquita's only equity interest in Scipio. Other than trade receivables from Atlanta, which were approximately $25 million at June 30, 2002, Chiquita has no other financial interests in Scipio or the four companies.

            The sole general partner of Scipio is controlled by an official of Atlanta, who is not controlled by Chiquita. The general partner can only be removed by certain specified means, including action by three of the four companies. However, the general partner of Scipio could not be replaced with one of the four companies or with a Chiquita subsidiary without German and Austrian regulatory approvals, which, though not assured, Chiquita believes could be obtained. The general partner and the limited partners are not related parties with respect to each other.

            Each loan is non-callable, is without recourse and is collateralized by the Scipio limited partnership interests purchased with the loan proceeds or by the shares of the entities holding such interests. The original ten-year term of the loans has been extended for two of the loans, such that the loans now have maturities ranging from 2003 to 2012. Interest and servicing fees on the loans, which consist of stated annual interest rates ranging from 7% to 12.5% and annual service fee rates of 7.5% except for two loans which have service fees of $25,000 per year, are payable prior to maturity only to the extent of dividends and distributions on or of the collateral. Although each loan has a stated interest rate, Chiquita accounts for its interest in these loans as investments and limits the income recognition for interest and servicing fees to amounts the Company considers realizable.

            Under the terms of the loans, Chiquita has a right of first refusal on any proposed sale of the collateral by any of the four companies. The loans can be extinguished in favor of the collateral under certain conditions, including the death or disability of the sole shareholder of the particular company, and in the case of two of the loans, change of control of Chiquita. Although a change of control may have occurred for purposes of these two loans as a result of Chiquita's Chapter 11 reorganization, Chiquita cannot acquire the collateral without the German and Austrian regulatory approvals referred to above.

            Chiquita's consolidated results of operations for 2001, 2000 and 1999 included fee and interest income related to these investments of $2 million, a loss of $8 million, and income of $5 million, respectively. Chiquita recognized no income or loss related to these investments for the six months ended June 30, 2002.

            As disclosed in "Critical Accounting Policies and Estimates" in the Company's 2001 Annual Report to Shareholders, the Company reviews the carrying values of its long-term investments annually. These reviews seek to determine whether a decline in fair value below the carrying value of an investment is other than temporary, which would require a write-down of the investment. The reviews involve a comparison of the Company's share of the estimated future undiscounted cash flows of the investment to the carrying value of the investment. The reviews conducted as of December 31, 2001, which included a review of the carrying amount of the Company's investment in Scipio of $134 million, did not reveal a requirement for write-down. The Company's application of fresh start reporting in accordance with SOP 90-7 required allocation of the reorganization value of the Company to its assets and liabilities in proportion to their relative fair values, which are, in part, based on discounted cash flow analyses. The change from the undiscounted cash flow methodology described above to the use of reorganization value in fresh start reporting resulted in the reduction in the carrying value of Scipio to $50 million upon the effective date of the Company's restructuring in March 2002.

            Chiquita is presently reviewing strategic alternatives with respect to its financial interest in Atlanta. Depending on the alternatives ultimately chosen, Chiquita cannot rule out the possibility that the carrying value of the investments will be further adjusted. Chiquita will monitor the recoverability of these investments quarterly.

            Sales of Chiquita products (primarily bananas) to Atlanta were approximately $115 million in 2001, $110 million in 2000, and $145 million in 1999. At its fiscal year-end of September 30, 2001, Scipio had consolidated assets of approximately $300 million, liabilities of approximately $250 million, including $70 million of debt, and net equity of approximately $50 million.

Item 2

CHIQUITA BRANDS INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operations

            Net sales for the second quarter of 2002 increased $37 million to $632 million versus $595 million in last year’s second quarter, primarily due to increased banana volume in Europe.

            Second quarter 2002 net income was $48 million, or $1.19 per share on 40.0 million new shares. In the second quarter of 2001, Chiquita had a net loss of $11 million, or a $0.19 loss per share on 73.3 million old shares prior to its financial restructuring in March 2002. The second quarter of 2002 was the Company’s first quarter of operations following the restructuring.

            The overall improvement in second quarter 2002 generally resulted from lower interest and depreciation expense due to the Company’s financial restructuring, the strengthening of major European currencies in relation to the U.S. dollar, and the reform of the European Union banana import regime in 2001, the primary benefit of which was lower import license costs.

            Operating income for the second quarter of 2002 was $61 million compared to 2001 second quarter operating income of $24 million. The improvement in second quarter results occurred primarily in the Company’s Fresh Produce business.

            Net interest expense in the second quarter was $11 million, which is $19 million lower than the same period a year ago, due primarily to the significant reduction in parent company debt resulting from the Company’s financial restructuring.

            The Company’s effective tax rate is affected by the level and mix of income among various domestic and foreign jurisdictions in which the Company operates. Income tax expense for the second quarter of 2002 was lower than the prior year quarter primarily as a result of refinement of the Company’s method of calculating interim period income tax expense by jurisdiction. For the first quarter of 2002, income tax expense includes a benefit for a 2002 tax law that changed the calculation of the Company’s 2001 U.S. alternative minimum tax liability.

             Fresh Produce

            The strength of major European currencies relative to the U.S. dollar resulted in an improvement to Fresh Produce operating income of approximately $25 million from the prior year quarter, primarily due to the conversion of euro denominated assets to U.S. dollars during the quarter and the translation of euro denominated assets to U.S. dollars at the end of the quarter. In core European markets, the Company benefited from an $8 million decrease in import license costs due to the 2001 reform of the European Union banana import regime. On volume that was comparable to the prior year quarter, the Company experienced a 7% decline in core European market local pricing, which was in part caused by the early appearance of competing summer fruits and by the rapid decline of the dollar late in the quarter. In European trading markets, the Company doubled its volume to 4.6 million boxes and realized a 16% increase in local pricing versus last year’s second quarter.

            In North America, banana pricing was 2% lower than a year ago on comparable volume. Additionally, earnings from other fresh produce increased by approximately $5 million versus the prior year quarter, due primarily to higher volume and lower costs.

            In the third quarter through July, core European market local pricing and North America pricing was lower than the corresponding prior year period by approximately 20% and 10%, respectively. In early August, local pricing has been recovering in core European markets.

            In the Asia Pacific region, where the Company operates through joint ventures and has a relatively small presence, a 62% increase in local banana prices generated approximately $4 million of operating income, an improvement of $3 million from the prior year second quarter.

            The Company’s banana production costs increased by approximately $7 million primarily as a result of lower productivity relating to labor issues and previous work stoppages in its Honduras and Armuelles, Panama divisions. Notwithstanding the agreement regarding work practices reached with the Armuelles labor union during the fourth quarter of 2001, the Armuelles division's operations are not cost-competitive in world markets. Fresh Produce operating income benefited from $9 million lower depreciation and amortization expense on reduced property, plant and equipment carrying values recorded upon the Company’s emergence from financial restructuring in March 2002.

             Processed Foods

            Processed Foods operating income was essentially breakeven in the second quarter of both 2002 and 2001. Higher unit costs, the result of a planned reduction in the fall 2001 harvest, were offset by a 4% increase in prices on canned vegetables and a $3 million reduction in depreciation and amortization expense.

Financial Condition

Parent Company Debt Restructuring

            On March 19, 2002, CBII, a parent holding company without business operations of its own, completed its financial restructuring when its pre-arranged Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code became effective. The securities issued pursuant to the Plan and the fresh start accounting adjustments are described in “Parent Company Debt Restructuring” and “Financial Restructuring Items” in the Notes to Consolidated Financial Statements. The Plan will reduce Chiquita’s future annual interest expense by approximately $60 million. In addition, due to the fresh start adjustments to property, plant and equipment, annual depreciation expense will decrease by approximately $40 million.

Other Liquidity and Capital Resources Information

            The Company believes that the reduction of interest expense provided by its financial restructuring, the cash flow generated by operating subsidiaries, and available borrowings under its working capital facilities provide sufficient cash reserves and liquidity to fund the Company’s working capital needs, capital expenditures and debt service requirements, including CBII’s New Notes.

            In March 2001, the Company’s operating subsidiary, CBI, obtained a three-year secured bank credit facility for up to $120 million to replace CBII’s expiring bank revolving credit agreement. This facility consisted of a term loan of $75 million and a revolving credit facility of $45 million. A portion of the proceeds of the term loan was used to repay $50 million of bank loans of certain Costa Rican farm subsidiaries. Interest on amounts outstanding under the facility was based on the bank corporate base rate plus 5%, subject to a minimum of 14% per annum. An annual facility fee of 2% of the total credit facility was also payable.

            In March 2002, this CBI facility was increased to $130 million, comprised of a $70 million term loan and a revolving credit facility of $60 million. Interest on borrowings under the amended facility is based on the prevailing LIBOR rates plus 3.75% or the bank corporate base rate plus 1% (at CBI’s option), subject to a minimum annual rate of 6%. The annual facility fee has been eliminated, and the Company paid an amendment fee of 5% of the total credit facility. Substantially all U.S. assets of CBI (except for those of subsidiaries, such as Chiquita Processed Foods, L.L.C. (“CPF”), with their own credit facilities) are pledged to secure the CBI credit facility. The CBI credit facility is also secured by liens on CBI’s trademarks as well as pledges of stock and guarantees by various subsidiaries worldwide. The facility contains covenants that limit the distribution of cash from CBI to CBII, the parent holding company, to amounts necessary to pay interest on the New Notes (provided CBI meets certain liquidity tests), income taxes and permitted CBII overhead. The facility also has covenants that require CBI to maintain certain financial ratios related to debt coverage and income, and that limit capital expenditures and investments. At July 31, 2002, $70 million of the term loan was outstanding, no amounts were outstanding under the revolving credit facility, and $56 million of the revolving credit facility was available for use inasmuch as $4 million had been used to issue letters of credit.

            At July 31, 2002, approximately $75 million of additional borrowings were available to CPF for working capital purposes under its committed line of credit.

* * * * *

            This quarterly report contains certain statements that are “forward - looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond the control of Chiquita, including the continuation of the reforms agreed to in 2001 by the United States and European Union regarding the EU’s banana import regime, prices for Chiquita products, availability and costs of products and raw materials, currency exchange rate fluctuations, natural disasters and unusual weather conditions, operating efficiencies, labor relations, actions of governmental bodies, the continuing availability of financing, and other market and competitive conditions. The forward-looking statements speak as of the date made and are not guarantees of future performance. Actual results or developments may differ materially from the expectations expressed or implied in the forward-looking statements, and the Company undertakes no obligation to update any such statements.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

            Reference is made to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Management” in the Company’s 2001 Annual Report to Shareholders. As of June 30, 2002, there were no material changes to the information presented.

Part II - Other Information

Item 1 - Legal Proceedings

            Over the course of the last 16 years, a number of claims have been filed against the Company on behalf of merchant seamen or their personal representatives alleging injury or illness from exposure to asbestos while employed as seamen on Company-owned ships at various times from the mid-1940's until the mid-1970's. The claims are based on allegations of negligence and unseaworthiness. In these cases, the Company is typically one of many defendants, including manufacturers and suppliers of products containing asbestos, as well as other shipowners. Seventeen of these cases are pending in state courts in various stages of activity. Over the last five years, seventeen state court cases have been settled for less than $70,000 in total, and twenty-four have been resolved without any payment. In addition to the state court cases, there are approximately 5,200 federal court cases that are currently inactive (known as the "MARDOC" cases). The MARDOC cases are managed under the supervision of the U.S. District Court for the Eastern District of Pennsylvania (the "Federal Court"). In 1996, the Federal Court administratively dismissed all then pending MARDOC cases without prejudice for failure to provide evidence of asbestos-related disease or exposure to asbestos. Under this order, all MARDOC cases subsequently filed against the Company have also been administratively dismissed. The MARDOC cases are subject to reinstatement by the Federal Court upon a showing of some evidence of asbestos-related disease, exposure to asbestos and service on the Company's ships. While six MARDOC cases have been reinstated against the Company, there has been little activity in the reinstated cases to date. As a matter of law, punitive damages are not recoverable in seamen's asbestos cases. Although the Company has very little factual information with which to evaluate these maritime asbestos claims, management does not believe, based on information currently available to it and advice of counsel, that these claims will, individually or in the aggregate, have a material adverse effect on the financial statements of the Company.

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibit 10-a - 2002 Stock Option and Incentive Plan, conformed to incorporate amendments through May 24, 2002

Exhibit 10-b - Form of Stock Option Agreement with Cyrus F. Freidheim, Jr. with respect to an aggregate of 150,000 shares of Common Stock

Exhibit 10-c - Form of Stock Option Agreement with Cyrus F. Freidheim, Jr. with respect to an aggregate of 200,000 shares of Common Stock

Exhibit 10-d - Form of Stock Option Agreement with directors of the Company (other than Cyrus F. Freidheim, Jr.)

Exhibit 10-e - Form of Stock Option Agreement with all other employees, including executive officers

Exhibit 10-f - Restricted Share Agreement with Cyrus F. Freidheim, Jr.

Exhibit 10-g - Severance Agreement dated January 16, 2001 between Chiquita Brands International, Inc. and Barry H. Morris, conformed to include amendments made by Amendment to Severance Agreement dated February 14, 2001

Exhibit 10-h - Severance Agreement dated January 16, 2001 between Chiquita Brands International, Inc. and David J. Ockleshaw, conformed to include amendments made by Amendment to Severance Agreement dated February 14, 2001

Exhibit 10-i - Provisions of Agreement between the Company and David J. Ockleshaw relating to a Change of Control of Chiquita Processed Foods L.L.C.

Exhibit 10-j - Severance Agreement dated January 16, 2001 between Chiquita Brands International, Inc. and Jeffrey M. Zalla, conformed to include amendments made by Amendment to Severance Agreement dated February 14, 2001

Exhibit 10-k - Severance Agreement dated August 1, 2002 between Chiquita Brands International, Inc. and Jill M. Albrinck

Exhibit 10-l - Award Share Agreement dated as of February 21, 2002 by and between Barry H. Morris and the Company

Exhibit 10-m - Award Share Agreement dated as of February 21, 2002 by and between Jeffrey M. Zalla and the Company

Exhibit 10-n - Award Share Agreement dated as of February 21, 2002 by and between David J. Ockleshaw and the Company

(b)	There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 2002.

SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIQUITA BRANDS INTERNATIONAL, INC.
By:	/s/ William A. Tsacalis

William A. Tsacalis Vice President and Controller (Chief Accounting Officer)

August 14, 2002