Form 10-Q
period 2002-09-30
CHIQUITA BRANDS INTERNATIONAL INC
filed 2002-11-13
CIK 101063

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 1-1550

CHIQUITA BRANDS INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

New Jersey	04-1923360

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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
Yes      X        No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes      X        No

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes      X        No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 31, 2002, there were 39,822,371 shares of Common Stock outstanding.

CHIQUITA BRANDS INTERNATIONAL, INC.

			Page

PART I — Financial Information

Item 1	-	Financial Statements

		Consolidated Statement of Income for the quarter and six months ended September 30, 2002, for the quarter and nine months ended September 30, 2001, and for the quarter ended March 31, 2002	3

		Consolidated Balance Sheet as of September 30, 2002, December 31, 2001 and September 30, 2001	4

		Consolidated Statement of Cash Flow for the six months ended September 30, 2002, for the quarter ended March 31, 2002, and for the nine months ended September 30, 2001	5

		Notes to Consolidated Financial Statements	6

Item 2	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3	-	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4	-	Controls and Procedures	19

PART II — Other Information

Item 4	-	Submission of Matters to a Vote of Security Holders	20

Item 6	-	Exhibits and Reports on Form 8-K	20

Signature			21

Certification of Chief Executive Officer			22

Certification of Chief Financial Officer			23

Part I — Financial Information

Item 1 — Financial Statements

CHIQUITA BRANDS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(In thousands, except per share amounts)

	Reorganized	Predecessor	Reorganized
	Company*	Company*	Company*	Predecessor Company*

	Quarter	Quarter	Six Months	Quarter	Nine Months
	Ended	Ended	Ended	Ended	Ended
	Sept. 30,	Sept. 30,	Sept. 30,	March 31,	Sept. 30,
	2002	2001	2002	2002	2001

Net sales	$528,911	$508,739	$1,160,839	$629,505	$1,681,398

Operating expenses
Cost of sales	456,907	435,499	951,810	510,384	1,386,138

Selling, general and administrative	59,078	55,672	125,647	55,336	173,238

Depreciation	9,648	21,178	19,590	21,401	62,810

	525,633	512,349	1,097,047	587,121	1,622,186

Operating income (loss)	3,278	(3,610)	63,792	42,384	59,212

Interest income	960	2,013	1,976	624	7,168

Interest expense	(11,068)	(33,387)	(23,384)	(9,486)	(98,118)

Financial restructuring items	—	(3,239)	—	(285,822)	(6,345)

Income (loss) before income taxes and cumulative effect of a change in method of accounting	(6,830)	(38,223)	42,384	(252,300)	(38,083)

Income taxes	(1,400)	—	(2,900)	(1,000)	(7,000)

Income (loss) before cumulative effect of a change in method of accounting	(8,230)	(38,223)	39,484	(253,300)	(45,083)

Cumulative effect of a change in method of accounting	—	—	—	(144,523)	—

Net income (loss)	$(8,230)	$(38,223)	$39,484	$(397,823)	$(45,083)

Basic and diluted earnings per common share:

- Before cumulative effect of a change in method of accounting	$(0.21)	$(0.56)	$0.99	$(3.23)	$(0.76)

- Cumulative effect of a change in method of accounting	—	—	—	(1.85)	—

- Net income (loss)	$(0.21)	$(0.56)	$0.99	$(5.08)	$(0.76)

*See Notes to Consolidated Financial Statements, including Basis of Presentation describing the Reorganized Company and Predecessor Company.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET (Unaudited)
(In thousands, except share amounts)

	Reorganized
	Company*	Predecessor Company*

	September 30,	December 31,	September 30,
	2002	2001	2001

ASSETS

Current assets

Cash and equivalents	$54,654	$70,428	$121,203

Trade receivables (less allowances of $10,266, $11,902, and $11,956)	233,057	193,945	209,257

Other receivables, net	65,517	80,378	71,081

Inventories	409,439	392,190	411,421

Other current assets	49,004	35,414	41,434

Total current assets	811,671	772,355	854,396

Property, plant and equipment, net	377,368	1,005,606	1,021,023

Investments and other assets, net	155,724	319,884	324,971

Assets held for sale	59,809	6,232	6,282

Intangibles, net	387,585	158,415	159,461

Total assets	$1,792,157	$2,262,492	$2,366,133

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities not subject to compromise

Current liabilities

Notes and loans payable	$13,668	$53,374	$23,024

Long-term debt due within one year
Parent company	—	—	858,740

Subsidiaries	51,327	56,376	52,135

Accounts payable	262,912	175,161	238,321

Accrued liabilities	87,222	102,452	180,947

Total current liabilities	415,129	387,363	1,353,167

Long-term debt of parent company	250,000	—	—

Long-term debt of subsidiaries	255,250	306,017	329,774

Accrued pension and other employee benefits	101,189	68,193	63,938

Other liabilities	103,134	89,505	90,247

Total liabilities not subject to compromise	1,124,702	851,078	1,837,126

Liabilities subject to compromise	—	962,820	—

Total liabilities	1,124,702	1,813,898	1,837,126

Shareholders’ equity

Preferred and preference stock	—	139,729	156,925

Common stock, $.01 par value (39,816,164 new shares, 78,273,183 and 75,339,489 old shares outstanding, respectively)	398	783	753

Capital surplus	625,556	881,192	864,024

Retained earnings (deficit)	39,484	(530,068)	(456,383)

Accumulated other comprehensive income (loss)	2,017	(43,042)	(36,312)

Total shareholders’ equity	667,455	448,594	529,007

Total liabilities and shareholders’ equity	$1,792,157	$2,262,492	$2,366,133

*See Notes to Consolidated Financial Statements, including Basis of Presentation describing the Reorganized Company and Predecessor Company.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)
(In thousands)

	Reorganized
	Company*	Predecessor Company*

	Six Months	Quarter	Nine Months
	Ended	Ended	Ended
	Sept. 30,	March 31,	Sept. 30,
	2002	2002	2001

Cash provided (used) by:

Operations

Income (loss) before cumulative effect of a change in method of accounting	$39,484	$(253,300)	$(45,083)

Financial restructuring items	—	272,961	—

Depreciation and amortization	19,590	21,401	67,489

Parent company interest expense not paid	—	—	63,499

Collection of tax refund	—	—	9,456

Changes in current assets and liabilities and other	38,236	(33,954)	49,555

Cash flow from operations	97,310	7,108	144,916

Investing

Capital expenditures	(20,261)	(4,807)	(22,746)

Hurricane Mitch insurance proceeds	—	—	6,393

Long-term investments	—	—	(16,532)

Proceeds from sales of property, plant and equipment	4,357	5,029	8,287

Other	642	275	(578)

Cash flow from investing	(15,262)	497	(25,176)

Financing**

Issuances of long-term debt	—	200	74,217

Repayments of long-term debt	(48,271)	(9,948)	(83,871)

CBI credit facility amendment and other fees	(309)	(7,393)	—

Decrease in notes and loans payable	(35,664)	(4,042)	(85,807)

Cash flow from financing	(84,244)	(21,183)	(95,461)

Increase (decrease) in cash and equivalents	(2,196)	(13,578)	24,279

Balance at beginning of period	56,850	70,428	96,924

Balance at end of period	$54,654	$56,850	$121,203

*See Notes to Consolidated Financial Statements, including Basis of Presentation describing the Reorganized Company and Predecessor Company.

**	On March 19, 2002, in accordance with the Company’s Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code, all previously existing parent company public debt ($861 million principal plus $102 million accrued interest) was exchanged for 95.5% of the new common stock of the Reorganized Company and $250 million of 10.56% Senior Notes due 2009.

CHIQUITA BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Basis of Presentation

     Chiquita Brands International, Inc. (“CBII”) and its subsidiaries (collectively, “Chiquita” or the “Company”) operate as a leading international marketer, producer and distributor of quality fresh fruits and vegetables and processed foods. On March 19, 2002, CBII, a parent holding company without business operations of its own, completed its previously announced financial restructuring when its pre-arranged Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Plan” or “Plan of Reorganization”) became effective. For financial reporting purposes, the Company used an effective date of March 31, 2002. References in these financial statements to “Predecessor Company” refer to the Company prior to March 31, 2002. References to “Reorganized Company” refer to the Company on and after March 31, 2002, after giving effect to the issuance of new securities in exchange for the previously outstanding securities in accordance with the Plan, and implementation of fresh start accounting. In accordance with financial reporting requirements for companies emerging from a Chapter 11 restructuring, financial information for the nine months ended September 30, 2002 is not presented in the financial statements since such information would combine the results of the Predecessor and Reorganized Company. The securities issued pursuant to the Plan and the fresh start adjustments are described in “Parent Company Debt Restructuring” and “Financial Restructuring Items” below.

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

Parent Company Debt Restructuring

     The Plan was confirmed by the bankruptcy court on March 8, 2002 and became effective March 19, 2002, resulting in the exchange of $861 million of CBII’s outstanding senior notes and subordinated debentures (“Old Notes”) and $102 million of accrued and unpaid interest thereon for $250 million of 10.56% Senior Notes due 2009 (“New Notes”) and 95.5% of the common stock of the reorganized entity (“New Common Stock”). Previously outstanding preferred, preference and common stock of the Predecessor Company was exchanged for 2% of the New Common Stock as well as 7-year warrants (“Warrants”) to purchase up to 25% of the New Common Stock of the Reorganized Company on a fully diluted basis (prior to any dilution by issuance of stock under the stock option plan or other issuances of stock). In addition, as part of a management incentive program, certain executives were granted rights to receive 1 million shares (2.5%) of the New Common Stock. At September 30, 2002, 865,950 of these shares had been issued, 34,050 shares had been surrendered in satisfaction of tax withholding obligations, and 100,000 shares were held in a “rabbi trust.”

     In accordance with the Plan, the Reorganized Company:

•	authorized 150,000,000 shares of New Common Stock and issued 39,965,950 shares;

•	issued the New Notes and the Warrants;

•	adopted a new stock option plan;

•	reserved (a) 13,333,333 shares of New Common Stock for issuance upon exercise of the Warrants and (b) 5,925,926 shares of New Common Stock for issuance pursuant to awards authorized under the new stock option plan; and

•	cancelled the Old Notes, previously outstanding preferred, preference and common stock, and previously outstanding stock options.

     The New Notes mature on March 15, 2009. These Notes were issued by CBII and are not secured by any of the assets of CBII and its subsidiaries. The indenture for the New Notes contains dividend payment restrictions that, at September 30, 2002, limited the aggregate amount of dividends that could be paid by CBII to approximately $30 million. The indenture has additional restrictions related to asset sales, incurrence of additional indebtedness, sale-leaseback transactions, and related-party transactions. The New Notes are callable on or after March 15, 2005 at a price of 105.28% of face value, declining to face value in 2008. In addition, the Company may redeem some or all of the New Notes prior to March 15, 2005 at a redemption price equal to the greater of (a) 100% of the face value of the New Notes to be redeemed, or (b) the sum of the present values of (i) 105.28% of face value of the New Notes, and (ii) interest payments due from the date of redemption through March 15, 2005, in each case discounted to the redemption date on a semiannual basis at the applicable U.S. Treasury rates plus 0.25%; plus, in the case of either clause (a) or (b) above, any accrued and unpaid interest as of the redemption date.

     The Warrants, which entitle the holders to purchase up to 13.3 million shares of New Common Stock at a price of $19.23 per share, are exercisable through March 19, 2009. In the Consolidated Balance Sheet of the Reorganized Company at September 30, 2002, the Warrants, valued at $41 million for purposes of the Plan of Reorganization, are included in capital surplus.

     Of the 5.9 million shares authorized for issuance under the new stock option plan, options for approximately 4.5 million and 0.2 million shares were granted during the second and third quarters of 2002, respectively. The Company also granted 241,000 stock appreciation rights (“SARs”) to certain non-U.S. employees during the third quarter. These options and SARs are exercisable for a period of 10 years. The weighted average exercise price of the options and SARs granted in the second and third quarters was $16.94 per share.

     For the stock options, the estimated weighted average fair value per option granted was $7.12 using a Black-Scholes option pricing model based on the market price of the Company’s stock and the following assumptions at the date of option grant: weighted average risk-free interest rate of 4.6%; dividend yield of 0%; volatility factor for the Company’s common stock price of 40%; and a weighted average expected life of 5 years for options not forfeited. If the Company were recognizing expense for these options in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the estimated pro forma compensation expense based on the option fair values would be approximately $7 million for 2002, of which approximately $3 million ($0.07 per share) would have been recognized in the third quarter of 2002. Beginning in 2003, the Company intends to recognize stock option expense in its results of operations for new stock options granted after December 31, 2002.

     No interest payments on the Old Notes were made in 2002 and 2001. The Company recorded interest expense on the Old Notes until November 28, 2001, the date the Company filed its Chapter 11 petition, but not thereafter. As a result, interest expense for the first quarter of 2002 does not include $20 million which would have been payable under the terms of the Old Notes. The Company is accruing interest on the New Notes at the stated 10.56% rate. The first interest payment on the New Notes of $13 million was made September 15, 2002.

Financial Restructuring Items

     The Company’s emergence from Chapter 11 bankruptcy proceedings on March 19, 2002 resulted in a new reporting entity and adoption of fresh start reporting in accordance with Statement of Position (“SOP”) No. 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” The consolidated financial statements as of and for the quarter ended March 31, 2002 reflect reorganization adjustments for the discharge of debt and adoption of fresh start reporting. Accordingly, the estimated reorganization value of the Company of $1,280 million, which served as the basis for the Plan approved by the bankruptcy court, was used to determine the equity value allocated to the assets and liabilities of the Reorganized Company in proportion to their relative fair values in conformity with Statement of Financial Accounting Standards No. 141, “Business Combinations.”

     Financial restructuring items for the quarter ended March 31, 2002, comprising a net charge of $286 million, resulted from the following:

•	Exchange of Old Notes and accrued interest for 95.5% of the New Common Stock and $250 million of New Notes, resulting in a gain of $154 million;

•	Reduction of property, plant and equipment carrying values by $550 million, including reduction of the Company’s tropical farm assets by $320 million, shipping vessels by $158 million, and vegetable canning assets by $55 million;

•	Reduction of long-term operating investments and other asset carrying values by $186 million;

•	Increase of $375 million in the carrying value of the Chiquita trademark;

•	Increase of $33 million in accrued pension and other employee benefits primarily associated with tropical pension/severance obligations;

•	$16 million increase in other liabilities for unfavorable lease obligations; and

•	$30 million of reorganization costs during the first quarter of 2002 primarily associated with grants of New Common Stock to certain executives as part of the Chapter 11 restructuring agreement and professional fees. Cash payments in the first quarter of 2002 associated with reorganization costs were $13 million.

     The fresh start adjustments to the carrying values of the Company’s assets and liabilities were based upon the work of outside appraisers, actuaries and financial consultants, as well as internal valuation estimates using discounted cash flow analyses, to determine the relative fair values of the Company’s assets and liabilities.

     The following table reflects the reorganization adjustments to the Company’s Consolidated Balance Sheet as of March 31, 2002:

	Balance Sheet at March 31, 2002 (Unaudited)

		Reorganization Adjustments
	Before			After
	Reorganization	Debt	Fresh Start	Reorganization
(In thousands)	Adjustments	Discharge	Adjustments	Adjustments

Current assets	$788,731	$—	$—	$788,731

Property, plant and equipment, net	979,219	—	(550,143)	429,076

Investments and other assets, net	341,183	—	(185,586)	155,597

Intangibles, net	12,757	—	374,828	387,585

Total assets	$2,121,890	$—	$(360,901)	$1,760,989

Notes and loans payable	$49,332	$—	$—	$49,332

Long-term debt due within one year	49,873	—	—	49,873

Accounts payable and accrued liabilities	269,178	—	13,685	282,863

Long-term debt of parent company	—	250,000	—	250,000

Long-term debt of subsidiaries	304,358	—	—	304,358

Accrued pension and other employee benefits	71,266	—	33,020	104,286

Other liabilities	91,174	—	16,350	107,524

Liabilities subject to compromise	962,820	(962,820)	—	—

Total liabilities	1,798,001	(712,820)	63,055	1,148,236

Accumulated deficit	(657,016)	154,046	502,970	—

Other shareholders’ equity	980,905	558,774	(926,926)	612,753 *

Total liabilities and shareholders’ equity	$2,121,890	$—	$(360,901)	$1,760,989

*	After deducting $654 million of indebtedness from the Company’s $1,280 million estimated reorganization value, the total equity value of the Company was approximately $626 million at March 31, 2002. The total shareholders’ equity in the March 31, 2002 Reorganized Company balance sheet excludes $13 million related to restricted management shares subject to delayed delivery, which are reflected in accounts payable and accrued liabilities above. These shares were issued in the second quarter of 2002 and are included in equity as of September 30, 2002.

Earnings Per Share

     Basic and diluted earnings per common share (“EPS”) are calculated as follows (in thousands, except per share amounts):

	Reorganized	Predecessor	Reorganized
	Company	Company	Company	Predecessor Company

	Quarter	Quarter	Six Months	Quarter	Nine Months
	Ended	Ended	Ended	Ended	Ended
	Sept. 30,	Sept. 30,	Sept. 30,	March 31,	Sept. 30,
	2002	2001	2002	2002	2001

Income (loss) before cumulative effect of a change in method of accounting	$(8,230)	$(38,223)	$39,484	$(253,300)	$(45,083)

Cumulative effect of a change in method of accounting	—	—	—	(144,523)	—

Net income (loss)	(8,230)	(38,223)	39,484	(397,823)	(45,083)

Dividends payable on preferred and preference stock	—	(2,852)	—	—	(9,417)

Net income (loss) attributed to common shares	$(8,230)	$(41,075)	$39,484	$(397,823)	$(54,500)

Weighted average common shares outstanding (shares used to calculate basic EPS)	39,967	73,996	39,967	78,273	72,045

Stock awards	—	—	9	—	—

Shares used to calculate diluted EPS	39,967	73,996	39,976	78,273	72,045

Basic and diluted earnings per common share:

- Before cumulative effect of a change in method of accounting	$(0.21)	$(0.56)	$0.99	$(3.23)	$(0.76)

- Cumulative effect of a change in method of accounting	—	—	—	(1.85)	—

- Net income (loss)	$(0.21)	$(0.56)	$0.99	$(5.08)	$(0.76)

     The weighted average common shares outstanding for the Reorganized Company include 100,000 shares held in a “rabbi trust” for certain members of management and 51,034 shares held for delivery upon surrender of certificates for the old 7% subordinated debentures and old common stock.

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

     The Company discontinued payment of dividends on its preferred and preference stock in the fourth quarter of 2000, and accrued but unpaid dividends were cancelled as part of the Plan of Reorganization. These dividends were deducted from net income to calculate EPS for the quarter and nine months ended September 30, 2001. These dividends were not deducted from net income to calculate EPS for the first quarter of 2002 as a result of the Company’s bankruptcy petition filing on November 28, 2001.

Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company as of January 1, 2002. Under this standard, goodwill and other intangible assets with an indefinite life are no longer amortized but are reviewed at least annually for impairment. As of January 1, 2002, to give effect to the new standard, the Company recorded a goodwill write-down of $145 million as a cumulative effect of a change in method of accounting. The write-down results from applying the SFAS No. 142 requirement to evaluate goodwill using discounted cash flows rather than the undiscounted cash flow methodology prescribed by the previous standard. The elimination of future amortization of goodwill by SFAS No. 142 is expected to result in an annual increase to net income of approximately $6 million. Net income for the quarter and nine months ended September 30, 2001 would have been $1.6 million ($0.02 per share) and $4.7 million ($0.06 per share) higher, respectively, if SFAS No. 142 had been adopted as of January 1, 2001.

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

Inventories (in thousands)

	Reorganized
	Company	Predecessor Company

	September 30,	December 31,	September 30,
	2002	2001	2001

Fresh produce	$35,308	$40,520	$35,548

Processed food products	222,591	208,436	224,626

Growing crops	98,715	96,203	97,494

Materials, supplies and other	52,825	47,031	53,753

	$409,439	$392,190	$411,421

Interim Accounting for Banana Sourcing and Logistics Fixed Costs

     During interim periods within a year, the Company expenses fixed costs associated with banana sourcing and logistics on a per box basis using estimated annual fixed costs and volume in order to recognize consistent fixed costs per box on a quarterly basis. As of September 30, 2002 and 2001, the Company had approximately $17 million and $14 million of these fixed costs deferred in other current assets, primarily resulting from higher first quarter minimum guaranteed payments to growers in connection with annual supply contracts. These interim period deferred balances are fully expensed by year-end.

Assets Held for Sale

     In September 2002, the Company reached an agreement to sell five ships used in the Fresh Produce business for $54 million, which approximates the carrying value of the ships. For the September 30, 2002 Consolidated Balance Sheet, these vessels were classified as assets held for sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The sale was completed in October 2002, and the proceeds from the sale were used to repay approximately $52 million of related debt.

Segment Information (in thousands)

     Financial information for the Company’s business segments is as follows:

	Reorganized	Predecessor	Reorganized
	Company	Company	Company	Predecessor Company

	Quarter	Quarter	Six Months	Quarter	Nine Months
	Ended	Ended	Ended	Ended	Ended
	Sept. 30,	Sept. 30,	Sept. 30,	March 31,	Sept. 30,
	2002	2001	2002	2002	2001

Net sales

Fresh Produce	$422,947	$394,763	$958,477	$520,595	$1,357,545

Processed Foods	105,964	113,976	202,362	108,910	323,853

	$528,911	$508,739	$1,160,839	$629,505	$1,681,398

Segment operating income

Fresh Produce	$133	$3,166	$60,785	$41,132	$66,405

Processed Foods	3,145	1,724	3,007	1,252	1,307

	$3,278	$4,890	$63,792	$42,384	$67,712

     Segment operating income in 2001 excludes third quarter charges and write-offs of $9 million for the closure of non-competitive farms that represented about 20% of the Company’s Armuelles, Panama banana production division.

	Reorganized
	Company	Predecessor Company

	Sept. 30,	Dec. 31,	Sept. 30,
	2002	2001	2001

Total assets

Fresh Produce	$1,426,238	$1,806,736	$1,871,243

Processed Foods	365,919	455,756	494,890

	$1,792,157	$2,262,492	$2,366,133

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

     At September 30, 2002, the Company had euro-denominated forward contracts requiring the conversion of €90 million during the fourth quarter of 2002 at an average rate of 0.98 dollars per euro. The Company also had euro-denominated option contracts which ensure conversion of approximately €50 million in 2002 and €35 million in 2003 at average rates not lower than 0.86 dollars per euro. The Company had 3.5% Rotterdam barge fuel option contracts at September 30, 2002 that limit the average cost on approximately 16,000 metric tons of fuel oil to no more than $99 per metric ton in 2002. The combined fair value of the foreign currency forward and option contracts and the fuel option contracts at September 30, 2002 was approximately $1 million and was included in other current assets. The unrealized loss deferred in OCI at the end of the third quarter for these contracts, all of which is expected to be reclassified to net income in the next twelve months, was approximately $1 million. During the third quarter of 2002, the change in the fair value of all contracts relating to hedge ineffectiveness was not significant.

Comprehensive Income (Loss) (in thousands)

	Reorganized	Predecessor	Reorganized
	Company	Company	Company	Predecessor Company

	Quarter	Quarter	Six Months	Quarter	Nine Months
	Ended	Ended	Ended	Ended	Ended
	Sept. 30,	Sept. 30,	Sept. 30,	March 31,	Sept. 30,
	2002	2001	2002	2002	2001

Net income (loss)	$(8,230)	$(38,223)	$39,484	$(397,823)	$(45,083)

Other comprehensive income

Unrealized foreign currency translation gains (losses)	873	1,519	3,327	485	(2,765)

Changes in fair value of derivatives	(344)	(5,733)	(2,559)	(1,200)	(434)

(Income) losses reclassified from OCI into net income	1,249	(587)	1,249	2,958	378

Comprehensive income (loss) before cumulative effect of adopting SFAS No. 133	(6,452)	(43,024)	41,501	(395,580)	(47,904)

Cumulative effect of adopting SFAS No. 133	—	—	—	—	(6,975)

Comprehensive income (loss)	$(6,452)	$(43,024)	$41,501	$(395,580)	$(54,879)

Pending Acquisition of German Distributor

     During the third quarter of 2002, the Company announced that it reached agreements to acquire substantially all the equity interests in Scipio GmbH & Co. (“Scipio”), a German limited partnership that owns Atlanta AG (“Atlanta”). Atlanta is the primary distributor of Chiquita products in Germany and Austria and has been the Company’s largest customer in Europe for many years. The transaction is subject to certain conditions, including regulatory approvals in certain European jurisdictions and satisfactory agreements with Atlanta’s and Chiquita’s lenders. Chiquita expects the acquisition to close in the first quarter 2003.

     Chiquita currently has a 5% equity interest in Scipio and loans receivable secured by pledges of substantially all the remaining equity interests in Scipio. Chiquita’s carrying value of these investments in Scipio was $47 million at September 30, 2002. Under terms of the acquisition agreements, the Company will exchange its interest in the loans for the underlying equity interests in Scipio. In addition, at September 30, 2002, Chiquita had trade receivables from Atlanta of approximately $33 million. Reference is made to the Company’s June 2002 Quarterly Report on Form 10-Q for a further description of the existing investments in Scipio.

Item 2

CHIQUITA BRANDS INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operations – Third Quarter

     Net sales for the third quarter of 2002 increased $20 million to $529 million versus $509 million in last year’s third quarter, primarily due to favorable exchange rates, increased banana volume in Europe and increased volume of other fresh fruits in North America, partially offset by lower local banana pricing.

     The third quarter 2002 net loss was $8 million, or a $0.21 loss per share on 40 million new shares. In the third quarter of 2001, Chiquita had a net loss of $38 million, or a $0.56 loss per share on 74 million old shares outstanding prior to the Company’s financial restructuring in March 2002. The improvement in third quarter 2002 results was primarily due to a $34 million reduction in net interest, depreciation and amortization expense resulting from the financial restructuring.

     Operating income for the third quarter of 2002 was $3 million compared to a 2001 third quarter operating loss of $4 million. The third quarter 2001 operating loss included $9 million of charges for the closure of non-competitive farms that represented about 20% of the Company’s Armuelles, Panama banana production division. Third quarter 2002 operating income reflected a $20 million adverse effect from lower local banana pricing in European and North American markets and a $3 million charge for a tax settlement in Germany by Atlanta AG, the Company’s German distributor and equity investee. (See Notes to Consolidated Financial Statements – “Pending Acquisition of German Distributor” for further description of this equity investee.) These items were mostly offset by increased banana volume, the strengthening of major European currencies against the U.S. dollar and a $13 million reduction in depreciation and amortization expense.

     Net interest expense in the third quarter was $10 million, which was $21 million lower than the same period a year ago, due primarily to the significant reduction in parent company debt resulting from the Company’s financial restructuring. Subsidiary interest expense also declined due to lower interest rates and lower average debt outstanding.

     The Company’s effective tax rate is affected by the level and mix of income among various domestic and foreign jurisdictions in which the Company operates. Income tax expense for the third quarter of 2002 was higher than the prior year quarter primarily as a result of refinement of the Company’s method of calculating interim period income tax expense by jurisdiction. For the first quarter of 2002, income tax expense includes a $4 million benefit for a 2002 tax law that changed the calculation of the Company’s 2001 U.S. alternative minimum tax liability.

     Interim results for the Company are subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full fiscal year. The Company’s results during the third and fourth quarters are generally weaker than in the first half of the year, due to availability of competing fruits and resulting lower banana prices.

     Fresh Produce

     Fresh Produce segment operating results were breakeven in the 2002 third quarter versus operating income of $3 million last year, which excludes 2001 charges of $9 million for the closure of non-competitive farms in the Armuelles, Panama banana production division. The negative effect of lower local banana pricing in European and North American markets and the Atlanta tax settlement were mostly offset by increased banana volume, the strengthening of major European currencies against the U.S. dollar and a $10 million reduction in depreciation and amortization expense.

     Core European average local banana prices for the third quarter were 8% lower than the prior year quarter, on 6% higher volume. The lower pricing occurred primarily in July as a continuation of the decline in pricing that occurred at the end of the second quarter, which resulted from the early appearance of competing summer fruits and the rapid decline of the dollar. In Central and Eastern Europe and Mediterranean countries, average local banana prices declined 6% on volume that was comparable to the 2001 third quarter.

     Third quarter 2002 results were favorably affected by $3 million due to foreign exchange. The benefit of $12 million on revenue conversions as a result of a stronger euro during the 2002 third quarter was partially offset by a $9 million earnings decline as a result of balance sheet translation of euro net assets. Euro exchange rates decreased from 0.99 at June 30, 2002 to 0.98 at September 30, 2002. In the prior year, the euro exchange rate moved favorably from 0.85 at June 30, 2001 to 0.91 at September 30, 2001.

     In North America, banana pricing for the 2002 third quarter was 8% lower than the third quarter of 2001, as volume increased 2% and the Company sold a greater proportion of its volume in spot markets.

     In the fourth quarter through October, core European market local pricing was approximately 10% lower in 2002 than in 2001. North America pricing in October was comparable to the prior year.

     In the Asia Pacific region, where the Company operates through joint ventures and has a relatively small presence, a 30% local banana price increase in Japan generated a $2 million earnings improvement in the quarter.

     The Company continues to experience losses in its Armuelles, Panama banana production division, which is not cost-competitive in world markets. There are current negotiations involving the Company, the government and the unions in Panama to reach an acceptable solution.

     Processed Foods

     Processed Foods segment operating income improved to $3 million in the 2002 third quarter from $2 million the same period a year ago. Slightly improved pricing and a $3 million reduction in depreciation and amortization expense were partially offset by higher unit costs, primarily as a result of a reduction in the 2001 harvest, and a 12% decline in volume. The volume decrease resulted principally from lower demand in the private-label category.

Operations – Year-to-Date

     The Company’s emergence from Chapter 11 bankruptcy proceedings in March 2002 resulted in a new reporting entity and the adoption of fresh start reporting. Generally accepted accounting principles do not permit combining the Reorganized Company results with those of the Predecessor Company. As such, the Consolidated Statement of Income does not present results for the nine months ended September 30, 2002. Because the income statement impact of fresh start reporting is primarily limited to depreciation and interest expense, and in order to provide investors with useful information, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and net sales are the two measures used to combine the results of the Predecessor Company for the three months ended March 31, 2002 and the Reorganized Company for the six months ended September 30, 2002, for purposes of comparing 2002 nine month results to 2001.

     For the nine months ended September 30, 2002, EBITDA before unusual items increased to $147 million from $135 million for the same period last year. On a year-to-date basis, higher sales volume and favorable exchange rates more than offset the effect of lower local banana pricing. Unusual items in 2002 occurred entirely in the first quarter and consisted of charges of $286 million related to the Company’s financial restructuring and $145 million for the cumulative effect of a change in method of accounting to adopt the new accounting standard for goodwill. For the nine months ended September 30, 2001, unusual items consisted of $6 million of financial restructuring costs and $9 million of third quarter charges related to the shutdown of certain farms in the Armuelles, Panama division.

     Net sales for the nine months ended September 30, 2002 increased 6% to $1.8 billion versus $1.7 billion last year, as favorable exchange rates, increased banana volume in Europe and increased volume of bananas and other fresh fruits in North America were partially offset by lower local banana pricing.

Financial Condition

Parent Company Debt Restructuring

     On March 19, 2002, CBII, a parent holding company without business operations of its own, completed its financial restructuring when its pre-arranged Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code became effective. The securities issued pursuant to the Plan and the fresh start accounting adjustments are described in “Parent Company Debt Restructuring” and “Financial Restructuring Items” in the Notes to Consolidated Financial Statements. The Plan will reduce Chiquita’s post-reorganization annual interest expense by approximately $60 million. In addition, due to the fresh start adjustments to property, plant and equipment, annual depreciation expense will decrease by approximately $40 million.

Other Liquidity and Capital Resources Information

     The Company believes that cash flow generated by operating subsidiaries, the reduction of interest expense provided by the financial restructuring, and its borrowing capacity provide sufficient cash reserves and liquidity to fund the Company’s working capital needs, capital expenditures and debt service requirements, including CBII’s New Notes.

     For the six months ended September 30, 2002 (the first six months of operations of the Reorganized Company), cash flow from operations was $97 million which includes the favorable effect of seasonal reductions of working capital.

     In September 2002, the Company reached an agreement to sell five ships for $54 million, which approximates the carrying value of the ships. For the September 30, 2002 Consolidated Balance Sheet, these vessels were classified as assets held for sale. The sale was completed in October 2002, and the proceeds from the sale were used to repay approximately $52 million of related debt. In addition, the Company intends to exercise purchase options on two vessels currently under operating leases. The Company anticipates the purchases will be completed no later than the first quarter of 2003. The purchase price is approximately $14 million for each ship, for which the Company has secured a bank financing commitment.

     The Company has announced its intention to close three vegetable canning plants and maintain their manufacturing capabilities through the expansion of other existing plants. The Company expects this project, which is designed to reduce costs and inventory levels and improve customer service, will result in severance and other plant closing costs of $3-5 million in the fourth quarter. The Company expects capital spending for its plant consolidation programs to total up to $36 million over the next two years, subject to bank approval.

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

     In March 2002, this CBI facility was increased to $130 million, comprised of a $70 million term loan and a revolving credit facility of $60 million. Interest on borrowings under the amended facility is based on the prevailing LIBOR rates plus 3.75% or the bank corporate base rate plus 1% (at CBI’s option), subject to a minimum annual rate of 6%. The annual facility fee has been eliminated, and the Company paid an amendment fee of 5% of the total credit facility. Substantially all U.S. assets of CBI (except for those of subsidiaries, such as Chiquita Processed Foods, L.L.C. (“CPF”), with their own credit facilities) are pledged to secure the CBI credit facility. The CBI credit facility is also secured by liens on CBI’s trademarks as well as pledges of stock and guarantees by various subsidiaries worldwide. The facility contains covenants that limit the distribution of cash from CBI to CBII, the parent holding company, to amounts necessary to pay interest on the New Notes (provided CBI meets certain liquidity tests), income taxes and permitted CBII overhead. The facility also has covenants that require CBI to maintain certain financial ratios related to debt coverage and income, and that limit capital expenditures and investments. Beginning October 2002, monthly principal repayments of $1.2 million are scheduled on the term loan. As the term loan portion of the facility is repaid, capacity under the revolving credit portion of the facility increases by the amount of the term loan repayment. At October 31, 2002, $69 million of the term loan was outstanding. Under the revolving credit facility, no amounts were outstanding, $4 million of the revolving credit capacity had been used to issue letters of credit and $57 million was available for other purposes at October 31, 2002.

     CPF, the Company’s vegetable canning subsidiary, has a $135 million senior secured revolving credit facility. Interest under the facility is based on, at the Company’s option, either the bank corporate base rate or prevailing LIBOR rates. An annual fee of up to 1/2% is payable on the unused portion of the facility. This facility contains covenants that limit capital expenditures and the payment of dividends by CPF and require CPF to maintain certain financial ratios related to net worth and debt coverage. At October 31, 2002, approximately $100 million of borrowings were available to CPF for working capital purposes under this facility.

* * * * *

     This quarterly report contains certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond the control of Chiquita, including the impact of changes in the European Union banana import regime expected to occur in connection with the anticipated enlargement of the E.U. in 2004 and the anticipated conversion to a tariff-only regime in 2006, prices for Chiquita products, availability and costs of products and raw materials, currency exchange rate fluctuations, natural disasters and unusual weather conditions, operating efficiencies, labor relations, actions of governmental bodies, the continuing availability of financing, and other market and competitive conditions. The forward-looking statements speak as of the date made and are not guarantees of future performance. Actual results or developments may differ materially from the expectations expressed or implied in the forward-looking statements, and the Company undertakes no obligation to update any such statements.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

     Reference is made to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Management” in the Company’s 2001 Annual Report to Shareholders. As of September 30, 2002, there were no material changes to the information presented.

Item 4 — Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

     Based on an evaluation, within 90 days prior to the date of this report, of the Company’s disclosure controls and procedures, the Company’s chief executive officer and chief financial officer concluded that the design and operation of these controls and procedures are effective.

(b) Changes in internal controls.

     There have been no significant changes in the Company’s internal controls, or in other factors that could significantly affect these controls, subsequent to the date of the most recent evaluation of these controls by these officers.

Part II — Other Information

Item 4 — Submission of Matters to a Vote of Security Holders

     In connection with the election of five directors for a one year term at the Company’s Annual Meeting of Shareholders held on August 2, 2002, proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. The following votes (representing approximately 87% of the shares eligible to vote) were cast at that meeting:

	Votes

Name	For	Withheld

Morten Arntzen	34,554,952	73,049

Jeffrey D. Benjamin	34,550,970	77,031

Robert W. Fisher	34,555,011	72,990

Cyrus F. Freidheim, Jr.	34,554,546	73,455

Roderick M. Hills	34,551,899	76,102

No other matters were presented for action by shareholders at the meeting.

Item 6 — Exhibits and Reports on Form 8-K

(a)	Exhibit 10-a — 2002 Stock Option and Incentive Plan, conformed to incorporate amendments through September 4, 2002

Exhibit 10-b — Form of Stock Appreciation Right Award and Agreement under the 2002 Stock Option and Incentive Plan with certain non-U.S. employees

Exhibit 10-c — Amended and Restated Credit Agreement dated as of March 6, 2002 among Chiquita Brands, Inc., as Borrower, the Lenders designated therein, and Foothill Capital Corporation, as Administrative Agent and Wells Fargo Bank, National Association as Loan Arranger and Syndication Agent, conformed to incorporate changes made in First Amendment and Limited Waiver No. 2 dated as of August 13, 2002

Exhibit 10-d — Chiquita Brands International, Inc. Capital Accumulation Plan, conformed to include amendments through October 22, 2001

(b)	The Company filed the following report on Form 8-K during the quarter ended September 30, 2002:

August 14, 2002 (Item 9) – to furnish copies of certificates signed by the chief executive officer and chief financial officer of the Company, made pursuant to section 906 of the Sarbanes-Oxley Act of 2002 and pursuant to the Securities and Exchange Commission Order No. 4-460.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIQUITA BRANDS INTERNATIONAL, INC.

By:	/s/ William A. Tsacalis William A. Tsacalis Vice President and Controller (Chief Accounting Officer)

November 13, 2002

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Cyrus F. Freidheim, Jr., certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Chiquita Brands International, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Cyrus F. Freidheim, Jr. Title: Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, James B. Riley, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Chiquita Brands International, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ James B. Riley Title: Chief Financial Officer