Form 10-K
period 2002-12-31
CHIQUITA BRANDS INTERNATIONAL INC
filed 2003-03-31
CIK 101063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒            Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                for the Fiscal Year Ended December 31, 2002 or

☐            Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                for the Transition Period from __________ to __________

Commission File Number 1-1550

CHIQUITA BRANDS INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

New Jersey (State or other jurisdiction of incorporation or organization)	04-1923360 (I.R.S. Employer Identification No.)

250 East Fifth Street, Cincinnati, Ohio (Address of Principal Executive Offices)	45202 (Zip Code)

Registrant’s telephone number, including area code: (513) 784-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, par value $.01 per share Warrants to Subscribe for Common Stock 10.56% Senior Notes due March 15, 2009	New York New York New York

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of Common Stock held by non-affiliates at June 28, 2002, the last business day of the registrant’s most recently completed second quarter, was approximately $713 million.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of March 15, 2003, 39,864,971 shares of Common Stock were outstanding.

Documents Incorporated by Reference

Portions of the Chiquita Brands International, Inc. 2002 Annual Report to Shareholders are incorporated by reference in Parts I and II. Portions of the Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference in Part III.

CHIQUITA BRANDS INTERNATIONAL, INC.

Signatures	18

Certifications	20

This Annual Report on Form 10-K contains certain information that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect management’s current views and estimates of future economic circumstances, industry conditions and Company performance. They are subject to a number of assumptions, risks and uncertainties, many of which are beyond the control of Chiquita, including the impact of changes in the European Union banana import regime expected to occur in connection with the anticipated enlargement of the EU in 2004 and the anticipated conversion to a tariff-only regime in 2006, prices for Chiquita products, availability and costs of products and raw materials, currency exchange rate fluctuations, natural disasters and unusual weather conditions, operating efficiencies, labor relations, actions of governmental bodies, the continuing availability of financing, the Company’s ability to realize its announced cost reduction goals and other market and competitive conditions. The forward-looking statements speak as of the date made and are not guarantees of future performance. Actual results or developments may differ materially from the expectations expressed or implied in the forward-looking statements, and the Company undertakes no obligation to update any such statements.

PART I

ITEM 1 -        BUSINESS

GENERAL

Chiquita Brands International, Inc. (“CBII”) and its subsidiaries (collectively, “Chiquita” or the “Company”) operate in two business segments. In its Fresh Produce segment, the Company operates as a leading international marketer, producer and distributor of quality fresh fruits and vegetables sold under the “Chiquita” and other brand names. The Company’s Processed Foods segment consists of the production, distribution and marketing of private-label and branded canned vegetables, processed bananas and edible-oil based consumer products. In March 2003, the Company entered into a definitive agreement to sell its private-label and branded canned vegetable operations, which comprise over 90% of Processed Foods net sales (see Processed Foods below for more information regarding the transaction).

No individual customer has accounted for more than 10% of the Company’s consolidated net sales during any of the last three years. Financial information by business segment and geographic area for the last three years is set forth in Note 16 to the Consolidated Financial Statements included in Exhibit 13.

Parent Company Debt Restructuring

On March 19, 2002, CBII, a parent holding company without business operations of its own, completed its financial restructuring when its pre-arranged Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Plan” or “Plan of Reorganization”) became effective. Pursuant to the Plan, $861 million of previously outstanding public debt securities and $102 million of accrued and unpaid interest thereon were exchanged for $250 million of 10.56% Senior Notes due 2009 (“New Notes”) and 95.5% (38.2 million shares) of newly issued common stock (“New Common Stock”) in a reorganized CBII. Previously outstanding preferred, preference and common stock (including accrued but unpaid dividends on the preferred and preference stock) was exchanged for 2% (0.8 million shares) of the New Common Stock as well as 7-year warrants, exercisable at $19.23 per share, to purchase up to 13.3 million additional shares of New Common Stock. In addition, as part of a management incentive program, certain executives were granted rights to receive 2.5% (1 million shares) of the New Common Stock. Consequently, upon emergence from the Chapter 11 proceedings, the majority of the Company’s stockholders were former holders of its debt securities, and the equity ownership of its former stockholders had been substantially diluted.

CBII’s general unsecured creditors (other than the holders of the previously outstanding public debt securities) were not affected by the Chapter 11 bankruptcy proceedings. None of CBII’s subsidiaries was a party to the Chapter 11 proceedings. Subsidiaries were able to meet their obligations with their own cash flow and credit facilities, and accordingly, continued to operate normally and without interruption during the Chapter 11 proceedings.

The Company has reduced debt from $654 million upon emergence from Chapter 11 reorganization in March 2002 to $517 million at December 31, 2002. The reduction in debt resulted from operating cash flow, which was $51 million for the nine months ended December 31, 2002, and the sale of assets. During 2002, the Company sold assets for $99 million, including $54 million from the sale of five ships and $45 million from the sale of the Castellini group of companies. The sale price for Castellini consisted of $21 million in cash plus debt assumed by the buyer.

For further discussion of the parent company debt restructuring and factors affecting Chiquita’s results of operations, liquidity and financial condition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to the Consolidated Financial Statements included in Exhibit 13. Factors that may cause fluctuations in operating results are also discussed below.

Fresh Produce

The Company sources, distributes and markets an extensive line of fresh fruits and vegetables sold under the “Chiquita” and other brand names. Chiquita’s fresh fruits and vegetables include bananas, berries, citrus, grapes, melons, mushrooms, stone fruit, tomatoes and a wide variety of other fresh produce. Fresh Produce sales amounted to approximately 75% of consolidated net sales in each of the last three years. In 2002, approximately 60% of Fresh Produce sales were in Europe and other international markets and the remainder were in North America. Sales of bananas, as a percent of Fresh Produce net sales, amounted to 87% in 2002, 86% in 2001 and 82% in 2000.

Chiquita believes it derives competitive benefits in the sourcing, distribution and marketing of fresh produce through its:

•         powerful brand;

•         superior customer service and category management;

•         strong market positions in North America and Europe, its principal markets;

•         social and environmental responsibility;

•         modern, cost-efficient transportation system;

•         number and geographic diversity of major sources of bananas;

•         state-of-the-art banana ripening techniques; and

•         excellent agricultural practices.

These characteristics enhance Chiquita’s ability to provide customers with premium quality products on a consistent basis.

Distribution and Marketing. Chiquita sells and distributes a variety of quality fruit and vegetable products in North America, Europe and the Far East. The Company has regional sales organizations to service major retail customers and wholesalers. A significant number of the Company’s retail customers are large chain stores with which Chiquita enters into product and service contracts, which typically have a one to two-year term with agreed-upon pricing that fluctuates seasonally. Substantially all of the Far East operations are conducted through joint ventures.

The Company’s operating subsidiary, Chiquita Brands, Inc. (“CBI”), owns the “Chiquita” trademark and most of the Company’s other trademarks, which are legally registered around the world. Approximately 90% of the bananas sold by the Company are sold under the “Chiquita” or “Chiquita Jr.” brand name, and the remaining 10% are sold under second labels such as “Consul” and “Amigo.” The Company also sells other fresh fruits and vegetables under the “Chiquita” and other brand names. Upon emergence from Chapter 11 reorganization in March 2002, the Company was required to value its trademarks at fair value. The trademarks are valued, based on recent appraisals, on the Company’s balance sheet at $388 million at December 31, 2002.

Fresh produce is highly perishable and must be brought to market and sold generally within 30 to 60 days after harvest. Some items, such as berries, must be sold more quickly, while other items, such as apples and pears, can be held in cold storage for longer periods of time.

Bananas are distributed and marketed internationally in a highly competitive environment. Although smaller companies, including growers’ cooperatives, are a competitive factor, Chiquita’s primary competitors are a limited number of other international banana importers and exporters. To compete successfully, Chiquita must be able to source bananas of uniformly high quality and quickly transport and distribute them to worldwide markets. Chiquita sells approximately one-fourth of all bananas imported into North America and Europe, its principal markets. The Company operates in the Far East market through joint ventures. The joint ventures sell approximately 10% of bananas imported into Japan.

In Europe, the Company’s core markets are the countries of the European Union, plus Norway and Switzerland. Established customers make up most of the Company's customer base in these countries and, even in times of low banana supply, the Company places extremely high priority on filling the orders from these customers. The Company also sells bananas in other countries in the region, including Czech Republic, Poland, Slovak Republic, Hungary and Russia. While an increasingly significant portion of the sales in these other countries are to international retailers also served in core markets, sales of bananas into these countries may fluctuate more than in core markets based on availability. The Company sometimes refers to these countries as “non-core” markets in press releases and other public documents.

Bananas are one of the few fruits that ripen best after they are harvested. To control quality, bananas are normally ripened under controlled conditions. Most other types of fresh produce are already ripe when shipped or ripen naturally. In recent years, the Company has increased its sales of “yellow” (ripened) bananas relative to unripened green fruit. The Company operates pressurized ripening rooms in Europe and North America to manage the ripening process. In North America, the Company has developed a unique patented ripening technology that enables bananas to be ripened in shipping containers during transit. The Company believes this service provides value to customers through improved fruit quality, longer shelf life, lower inventory levels and minimized investment. The Company has also entered into a number of relationships with major retailers where the Company acts as a technical advisor to the customer or actually operates the customer’s ripening facilities. Chiquita also provides retail marketing support services for fresh produce to its customers. These services allow the Company to develop long-term supply relationships with these customers. Because of the strength of the “Chiquita” brand and the Company’s reputation for consistent product quality, leadership in category management, and innovative ripening and marketing techniques, Chiquita generally obtains a premium price for its bananas sold in Europe and, to a lesser extent, North America.

The selling price received for each type of fruit or vegetable depends on several factors, including its availability and quality in relation to competing produce items in the market. For example, although the supply of bananas tends to be relatively stable throughout the year, banana pricing is seasonal. This is because bananas compete against other fresh fruit, a major portion of which comes to market in the summer and fall. As a result, banana prices and the Company’s Fresh Produce results are typically stronger during the first half of the year.

Adverse weather may restrict the availability of fresh produce and result in increased prices. However, competing producers and distributors may be affected differently, depending upon their ability to obtain cost-effective alternate supplies (see Sourcing below).

Continuing industry consolidation has increased the buying leverage of major domestic and international grocery retailers. Retailers and wholesalers are generally seeking fewer suppliers that can provide a wider range of fresh produce. Chiquita sources a variety of fresh produce from Central and South America and Mexico for international distribution. It sources certain types of seasonal produce in both the northern and southern hemispheres in order to increase availability throughout the year. Typically, in all these sourcing markets, no single competitor has a dominant market share.

Logistics. Fresh produce distributed internationally is transported primarily by refrigerated, ocean-going vessels. Chiquita ships its bananas and some of its other fresh produce in vessels owned or chartered by the Company. The remainder of its fresh produce is shipped by third parties. Most of Chiquita’s tropical fruit shipments into the North American and core European markets are delivered using containers or pallets. This minimizes damage to the product by eliminating the need to handle individual boxes. Most of the Company’s vessels are equipped with controlled atmosphere technology, which improves product quality and facilitates the ripening process for containerized shipments. Chiquita owns or controls under multi-year lease approximately 50% of its aggregate shipping capacity. Its remaining capacity is operated under contractual arrangements having terms of approximately one to two years. (See also ITEM 2 - PROPERTIES and Notes 6 and 7 to the Consolidated Financial Statements included in Exhibit 13.)

Transportation costs are significant in Chiquita’s Fresh Produce business, and fuel oil is an important variable component of transportation costs. The Company periodically enters into fuel oil hedging instruments to minimize the effect of volatility of fuel oil price changes on the Company’s financial results. In order to reduce net transportation costs, the Company transports third-party cargo, primarily from North America and Europe, to Latin America.

Chiquita operates loading and unloading facilities which it owns or leases in Central and South America and various ports of destination. To transport fresh produce overland to and from these ports, as well as fresh produce grown near its intended market, Chiquita generally uses common carriers who own their own trucks. To a lesser extent, the Company also uses rail distribution.

Sourcing. Chiquita has an industry-leading position in terms of number and geographic diversity of major sources of bananas. During 2002, approximately one-fifth of all bananas sold by Chiquita were sourced from each of Costa Rica and Guatemala. Bananas are also sourced from numerous other countries. Among these, Colombia, Panama, Ecuador and Honduras each produced between 7% and 17% of the bananas sold by Chiquita during 2002.

The most significant cost in the production of bananas is labor, which varies depending on the country of origin. Since bananas are packed in cardboard boxes for shipment, paper cost is also significant.

In 2002, approximately half of the bananas sourced by Chiquita were produced by subsidiaries and the remainder were purchased under short and long-term fruit supply contracts with independent growers in which Chiquita takes title to the fruit, either at packing stations or once loaded aboard ships. Purchasing bananas allows the Company to reduce its financial and operating risks and to avoid substantial capital spending associated with the investment, maintenance and financing of additional banana farms. Under some fruit supply arrangements, Chiquita furnishes technical assistance to the suppliers to support the production and packing of bananas for shipment. In 2002, no single supplier provided 10% or more of Chiquita’s bananas.

The Company sources approximately 6% of its banana sales volume from its Armuelles, Panama banana production division. In recent years, this division has experienced quality problems, labor disruptions and high costs compared to other divisions primarily as a result of various labor issues. In 2002, the Company estimates that the costs for bananas from its Armuelles division were approximately $18 million higher than costs would be to secure the same volume from other or owned sources. The Company is working with the Panamanian government, the Armuelles union and worker-owned cooperatives to resolve this situation. Resolution could include sale of the division to a worker-owned cooperative or other outside party. Beginning January 1, 2003, the Company ceased funding the deficits incurred by the Armuelles division. The division has adequate funds to operate for a brief period while the Company continues to work toward a resolution. However, the Armuelles union has threatened to strike. If a viable long-term solution cannot be negotiated before funds run out, the Company will not continue operating in Armuelles. The Company still expects to have sufficient access to cost-competitive, high-quality bananas in the event Armuelles is closed.

          During the early 1990s, the Company invested significant capital to improve production and logistics efficiency and environmental performance. Since 1991, the Company has undertaken a significant effort to achieve the rigorous Better Banana Project standards of the Rainforest Alliance, an independent non-governmental organization. This independent certification program is aimed at increasing quality and productivity while minimizing environmental impact and improving conditions for workers. All of Chiquita’s owned banana farms in Latin America have achieved certification under this program. Certification requires that farms meet pre-defined performance criteria as judged by annual audits conducted by the Sustainable Agriculture Network, a coalition of third-party environmental groups directed by the Rainforest Alliance. The Company is also working with its third-party suppliers to achieve compliance with these standards. Similarly, Chiquita is working toward certification of its owned banana farms in Latin America to the rigorous Social Accountability 8000 labor standard, which is based on the core International Labor Organization conventions. The Company’s Costa Rica division earned SA8000 certification in 2002, the first major agricultural operator in Central America to do so. More details about the Better Banana Project and SA8000, their requirements and the Company’s performance in meeting high social and environmental standards are available in Chiquita’s 2001 Corporate Responsibility Report and updates, available on the Company’s website at www.chiquita.com.

In addition to its extensive production of bananas, Chiquita produces, through joint ventures and other equity method investments, apples and grapes in Chile, grapefruit in Florida and mushrooms and berries in Australia. However, a significant portion of other fresh produce marketed by Chiquita is purchased from independent producers and importers around the globe, under various arrangements that range from formal long-term purchase contracts to informal market trading with unrelated suppliers. Under the long-term arrangements, Chiquita may provide financial assistance to growers. None of the arrangements accounts for more than 5% of the Company’s consolidated net sales.

The production of fresh produce is vulnerable to adverse weather conditions, including windstorms, floods, drought and temperature extremes, which are common but difficult to predict, as well as to crop disease and pests. These factors may result in lower sales volume and increased costs but may also restrict supplies and lead to an increase in prices. In addition, production may be affected by political changes in countries where fruits and vegetables are grown. Competitors may be affected differently, depending upon their ability and cost to obtain adequate supplies from sources in other geographic areas. Chiquita’s geographic diversity in production locations both lessens the risk that any single major event would have a material adverse effect on its financial condition and increases the risk that the Company could be exposed to events that may impact its operations on a smaller scale.

Acquisition of German Distributor

In late March 2003, the Company acquired the equity interests of Scipio GmbH & Co. (“Scipio”), a German limited partnership that owns Atlanta AG (“Atlanta”). Atlanta, which has been in business for over 100 years, operates a network of fresh produce distribution, sourcing and brokerage operations headquartered in Germany and had 2002 annual sales of approximately $1.3 billion. Atlanta is the primary distributor of Chiquita products in Germany and Austria and has been the Company’s largest customer in Europe for many years. Approximately 10% of Atlanta’s sales are of products purchased from Chiquita.

Prior to the acquisition, Chiquita held a 5% limited partnership interest in Scipio and loans secured by pledges of substantially all of the other limited partnership interests of Scipio. Chiquita had made the loans in the late 1980s and early 1990s in order to strengthen its relationship with Atlanta. The loans were made to four companies that used the proceeds to purchase substantially all of the limited partnership interests in Scipio. Under the terms of the acquisition, the Company exchanged its interests in the loans for the corresponding underlying Scipio limited partnership interests. The Company also acquired the general partnership interest and all of the remaining limited partnership interests. The total cash paid by the Company to acquire all of the equity interests in Scipio was approximately $1 million. Coinciding with the acquisition, Chiquita added a new $65 million term loan under its CBI credit facility. The proceeds were used to repay Scipio/Atlanta’s existing lenders. See Note 11 to the Consolidated Financial Statements in Exhibit 13 for more information on the CBI credit facility.

Prior to the acquisition, the Company’s recording of income from its interests in Scipio was limited to the underlying earnings of Scipio which, in effect, resulted in equity method accounting for this investment. Chiquita’s consolidated results of operations included income (loss) from its investment in Scipio of $(14) million for the nine months ended December 31, 2002, $0 for the three months ended March 31, 2002, $2 million for 2001 and $(8) million for 2000. The carrying value of Chiquita’s investments in Scipio was $44 million at December 31, 2002. Chiquita had trade receivables due from Atlanta of $45 million at December 31, 2002. Sales of Chiquita products to Atlanta totaled $130 million in 2002, $115 million in 2001 and $110 million in 2000. Scipio had debt of approximately $53 million at December 31, 2002. Summarized Scipio financial information is included in Note 8 to the Consolidated Financial Statements in Exhibit 13.

Discontinued Operations

In December 2002, the Company sold its interest in the Castellini group of companies (“Castellini”), a wholesale produce distribution business in the midwestern United States. In January 2003, the Company sold Progressive Produce Corporation (“Progressive”), a California-based distributor of potatoes and onions. Summarized financial information for these discontinued operations is included in Note 3 to the Consolidated Financial Statements.

Processed Foods

Chiquita’s Processed Foods segment includes:

•	private-label and branded canned vegetables sold in North America and abroad;

•	processed bananas and other fruits sold primarily in North America, Europe and the Far East under the “Chiquita” brand; and

•	other consumer products, primarily edible oils, sold in Honduras under the “Clover” and other brand names.

Processed Foods sales amounted to approximately 25% of consolidated net sales in each of the last three years. Sales of canned vegetables accounted for 91% of Processed Foods net sales in 2002, 93% in 2001 and 83% in 2000.

Chiquita’s vegetable canning operations are conducted by its subsidiary, Chiquita Processed Foods, L.L.C. (“CPF”). On March 6, 2003, the Company entered into a definitive agreement to sell CPF to Seneca Foods Corporation for approximately $125 million in cash and stock, plus assumption of CPF debt. The sales price consists of $110 million cash, approximately 968,000 shares of Seneca preferred stock that is convertible into an equal number of shares of Seneca series A common stock listed on the NASDAQ, plus assumption of CPF’s debt, which was $81 million at December 31, 2002. The transaction is subject to certain conditions, including regulatory approval.

CPF is one of the largest processors of private-label canned vegetables in the U.S. CPF also sells branded products under the “Stokely’s,” “Festal,” “Tendersweet” and other labels. CPF competes directly with a few major producers of both branded and private-label canned vegetables, as well as indirectly with numerous marketers of frozen and fresh vegetable products. CPF operates eleven processing facilities in the upper Midwest and Northwest and markets a full line of over 20 types of processed vegetables, including corn, green beans, peas, pumpkin, root vegetables and other related products, to retail and food service customers throughout the U.S. and in over 40 other countries. Corn is CPF’s leading canned vegetable product, accounting for approximately 30% of Processed Foods net sales.

Operating results for CPF are dependent on product availability and market prices. The availability of vegetables for canning is a direct result of planted acreage, weather and growing conditions and crop yields. Favorable growing conditions increase both crop size and crop quality.

Prior to each growing season, CPF enters into supply agreements with local independent growers to purchase raw vegetables to be processed in its canning facilities. These supply agreements are typically for one year and generally require CPF to pay a fixed price per ton on the total quantity of product harvested from the contracted acres. To ensure the quality and freshness of the vegetables used in its products, CPF:

•         selects growers located near its canning facilities;

•         requires growers to use seed selected by CPF;

•         periodically inspects the crops; and

•         controls the harvest process and its timing.

Following harvest, raw products are transported to the processing facility, where they are sorted, sized, cut or trimmed, washed, inspected and then canned and cooked, providing canned vegetables with a shelf life of three to five years. In addition to visual inspection, CPF increasingly relies on electronic inspection machinery that recognizes and rejects any off-color or blemished product. CPF’s high emphasis on quality assurance during the production process also includes the grading and inspection of raw products, inspection of incoming cans, sampling and laboratory testing of products during production and inspection of finished goods on a sample basis prior to shipment.

CPF’s most important raw material besides raw vegetables is cans for product packaging. Can prices are typically agreed upon with suppliers in the spring and do not fluctuate over the following pack season.

CPF’s products are shipped to customers via truck or rail. In order to maximize customer service, CPF ships to its customers both directly from its plants and from regional storage and distribution centers.

Sales of canned vegetables are not highly seasonal, although some products, such as canned pumpkin, have higher sales volume in certain months. The production of canned vegetables generally occurs from June to October, when vegetables are available for harvest. As a result, CPF requires a higher level of working capital to finance peak inventory requirements during the third and fourth quarters.

The Processed Foods operations described below, which in the aggregate comprise less than 10% of Processed Foods segment net sales, are not part of CPF and, accordingly, are not being sold to Seneca Foods Corporation.

In Europe, the Company sells “Chiquita” branded fruit juices, beverages, snacks and desserts, which are manufactured by third parties to Chiquita’s specifications. In the United States, several national fruit juice and beverage producers manufacture and sell shelf-stable, refrigerated and frozen juice and beverage products using the “Chiquita” brand name, for which they pay Chiquita a license fee.

Chiquita’s processed banana products include banana puree, frozen banana pieces, sliced bananas and other specialty products. These products are sold to producers of baby food, fruit beverages, baked goods and fruit-based products, and to wholesalers of bakery and dairy food products, including selected licensees such as Beech-Nut. Chiquita produces these products in a processing facility it owns in Costa Rica and through a joint venture in Ecuador. This joint venture produces a broad range of processed fruit products, including bananas, passion fruit, pineapples and mangoes. Chiquita enjoys the largest share of the worldwide processed banana market. However, numerous other producers, including other banana growers, fruit ingredients companies and large international food companies have available processing capacity, and this industry remains highly competitive.

The Company’s consumer products operations in Honduras are conducted through a 50%-owned joint venture. The joint venture produces and sells palm-oil based products, including cooking oils, shortening, margarine, soaps, and other products such as tomato pastes and flour, under the “Clover” and other brand names. It competes principally with a number of small local firms and subsidiaries of multinational corporations.

RISKS OF INTERNATIONAL OPERATIONS

The Company conducts operations in many foreign countries. Information about the Company’s operations by geographic area is in Note 16 to the Consolidated Financial Statements included in Exhibit 13. The Company’s foreign operations are subject to a variety of risks inherent in doing business abroad.

In 1993, the European Union (“EU”) implemented a discriminatory quota and licensing regime governing the importation of bananas into the EU. This regime significantly decreased the Company’s banana volume sold into the EU and resulted in significantly decreased operating results for the Company as compared to prior years.

During nine years of legal challenges through the World Trade Organization (“WTO”) and its predecessor, the EU quota and licensing regime was determined in several rulings to be in violation of the EU’s international trade obligations. In April 2001, the European Commission agreed to reform the EU banana import regime. The agreement led to a partial redistribution of licenses for the import of Latin American bananas under a tariff rate quota system for historical operators that went into effect on July 1, 2001 and is to continue through the end of 2005. As a result, the Company has not needed to purchase as many import licenses as had been required prior to July 1, 2001 in order to meet its customer demand.

On May 1, 2004, ten Central and Eastern European countries are scheduled to join the EU. This EU enlargement is expected to lead to an increase in the EU’s banana tariff rate quota volume and the issuance of additional banana import licenses. The amount of the volume increase, and the rules for administering the new licenses, are expected to be announced in the second half of 2003. The Company cannot predict the impact that the EU enlargement will have on the EU’s banana import system or on market conditions for the sale of bananas in the EU, and there can be no assurance that the 2004 enlargement will not have an adverse effect on the Company.

Under the April 2001 agreement, the EU banana tariff rate quota system is scheduled to be followed by a tariff-only system in 2006. The EU has previously indicated to the WTO that under a tariff-only system, African and Caribbean bananas would need a tariff preference of 300 euro per metric ton relative to Latin American bananas to remain competitive in the EU marketplace. A 300 euro per metric ton tariff on Latin American bananas would represent a substantial increase over the EU’s 75 euro per metric ton tariff now applicable to Latin American bananas entering within the tariff rate quota system. In order to remain consistent with WTO principles, any new EU banana tariff is required under a November 2001 WTO decision to “maintain total market access” for Latin American suppliers. That decision establishes consultation and arbitration procedures for determining whether Latin American market access would be maintained and requires that those procedures be completed before any new EU tariff-only system takes effect. There can be no assurance that the tariff rate quota system will remain unchanged through 2005, that a tariff-only system will be implemented after 2005 or that, if implemented, the tariff levels established will not be adverse to marketers of Latin American bananas, such as the Company.

The Company’s operations are heavily dependent upon products grown and purchased in Central and South American countries; at the same time, Chiquita’s operations are a significant factor in the economies of many of these countries. These activities are subject to risks inherent in operating in these countries, including government regulation, currency restrictions and other restraints, risks of expropriation, risk of political instability and burdensome taxes. There are also risks that legal and regulatory requirements or administrative policies could change.

The Company’s operations in some Central and South American countries are dependent upon leases and other agreements with the governments of these countries. Chiquita leases all the land it uses in Panama from the Republic of Panama. There are two leases for land in Panama, one for land on the Caribbean coast and the other for land on the Pacific coast. The leases each have an initial term of 20 years expiring at the end of 2017, with consecutive 12-year extension periods. Either lease can be cancelled by Chiquita at any time on three years’ prior notice; the Republic of Panama has the right not to renew either lease at the end of the initial term or any extension period, provided that it gives four years’ prior notice. In connection with its discussions with the Panamanian government regarding the Armuelles division, Chiquita has recently given its cancellation notice with respect to the land leased on the Pacific coast.

The Company’s worldwide operations and products are subject to numerous governmental regulations and inspections by environmental, food safety and health authorities, including those relating to the use and disposal of agrichemicals. The Company believes it is substantially in compliance with applicable regulations. However, actions by regulators in the past have required, and in the future may require, operational modifications or capital improvements at various locations. In addition, if violations occur, regulators can impose fines, penalties and other sanctions, and the Company may be subject to private lawsuits alleging personal injury or property damage.

The Company’s operations involve transactions in a variety of currencies. Accordingly, its operating results may be significantly affected by fluctuations in currency exchange rates. These fluctuations affect Chiquita’s operations because many of its costs are incurred in currencies other than those received from the sale of its products. In addition, there is normally a time lag between the incurrence of production costs and collection of the related sales proceeds. The Company’s policy is to exchange local currencies for dollars promptly upon receipt, thus reducing exchange risk. The Company also engages in various hedging activities to mitigate the effect of foreign exchange volatility on the Company’s financial results. Nevertheless, in recent years through 2001, operating results were adversely affected by the continued weakness of major European currencies against the U.S. dollar. In 2002, the Company’s operating results benefited from a stronger euro.

For information with respect to currency exchange, see Notes 1 and 10 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Exhibit 13.

LABOR RELATIONS

The Company has approximately 28,000 employees. Approximately 22,000 of these employees work in Central and South America, including 18,000 workers covered by 30 labor contracts. Labor contracts typically have terms of 1 to 3 years. Contracts covering approximately 9,000 employees are currently being renegotiated or expire in 2003. Strikes or other labor-related actions sometimes occur upon expiration of labor contracts or during the term of the contracts. These may result in increased costs or decreased crop quality as a result of a temporary curtailment of agricultural practices. When prolonged strikes or other labor actions occur, growing crops may be damaged as a result of the disruption of irrigation, disease and pest control and other agricultural practices.

ADDITIONAL INFORMATION

Through its website www.chiquita.com, Chiquita makes available, free of charge, its reports on Forms 10-K, 10-Q, and 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with the SEC. To access these documents on the website, please click on “The Bottom Line” and “SEC Filings.”

ITEM 2 -         PROPERTIES

The Company owns approximately 65,000 acres and leases approximately 35,000 acres of improved land, principally in Colombia, Costa Rica, Guatemala, Honduras and Panama. This land is primarily used for the cultivation of bananas and support activities, including the maintenance of floodways. The Company also owns warehouses, power plants, packing stations, irrigation systems and loading and unloading facilities used in connection with its Fresh Produce operations.

The Company owns or controls under long-term bareboat charters eleven refrigerated vessels and has nine additional vessels under time charters, primarily for transporting tropical fruit sold by Chiquita. A bareboat charter requires Chiquita to obtain and provide its own crew and technical services while, under a time charter lease, the third party ship owner provides the ship complete with crew and technical support. From time to time, excess capacity in the Company’s ships may be utilized by transporting cargo for third parties or by chartering or subchartering vessels to other shippers. On the other hand, when necessary, the Company enters into spot charters and freight contracts to supplement its transportation resources. Chiquita also owns or leases other related equipment, including refrigerated container units, used to transport fresh produce. The Company’s fleet of modern, efficient shipping vessels was built through a substantial investment program during the late 1980s and early 1990s. These refrigerated transport vessels have economic lives in excess of 25 years. The owned ships are pledged as collateral for related financings.

CPF’s properties, all of which will be included in the sale of CPF to Seneca described above, include a total of eleven vegetable canning facilities in Idaho, Illinois, Minnesota, Washington and Wisconsin. All of these facilities, together with certain machinery and equipment owned by CPF, are pledged as collateral for CPF’s credit facility.

The Company has fruit processing facilities in Costa Rica and Ecuador, and edible oil processing facilities in Honduras. The facilities in Costa Rica are owned and the facilities in Ecuador and Honduras are owned and operated by joint ventures.

The recently acquired Scipio/Atlanta group of companies own and lease warehouses, ripening facilities and office space in connection with their operations in various parts of Europe, primarily Germany and Austria. Other operating units of the Company own, lease and operate properties, principally in the United States, Europe, and Central and South America. The Company leases the space for its headquarters in Cincinnati, Ohio.

CBI owns directly or indirectly substantially all the business operations and assets of the Company. Substantially all U.S. assets of CBI and its US subsidiaries (other than those subsidiaries, such as CPF, with their own credit facilities) are pledged to secure CBI’s $187 million credit facility. The credit facility is also secured by liens on CBI’s trademarks, as well as pledges of stock of, or guarantees by, various CBI subsidiaries worldwide. The loan under this facility to Scipio/Atlanta is secured by pledges of equity of its subsidiaries and liens on certain assets.

The Company believes its property and equipment are generally well maintained, in good operating condition and adequate for its present needs. The Company typically insures its assets against standard risks with third-party insurers, with the exception of banana cultivations. The Company self-insures its banana cultivations because of the high cost of third-party insurance and the risk reduction achieved through its geographic diversity of banana sources.

For further information with respect to the Company’s physical properties, see the descriptions under ITEM 1 - BUSINESS - GENERAL above, and Notes 6 and 7 to the Consolidated Financial Statements included in Exhibit 13.

ITEM 3 -         LEGAL PROCEEDINGS

A number of legal actions are pending against the Company. Based on information currently available to the Company and on advice of counsel, management does not believe this litigation will, individually or in the aggregate, have a material adverse effect on the financial statements of the Company.

Over the last 16 years, a number of claims have been filed against the Company on behalf of merchant seamen or their personal representatives alleging injury or illness from exposure to asbestos while employed as seamen on Company-owned ships at various times from the mid-1940s until the mid-1970s. The claims are based on allegations of negligence and unseaworthiness. In these cases, the Company is typically one of many defendants, including manufacturers and suppliers of products containing asbestos, as well as other shipowners. Fifteen of these cases are pending in state courts in various stages of activity. Over the past six years, 19 of the state court cases have been settled and 24 have been resolved without any payment. In addition to the state court cases, there are approximately 5,250 federal court cases that are currently inactive (known as the “MARDOC” cases). The MARDOC cases are managed under the supervision of the US District Court for the Eastern District of Pennsylvania (the “Federal Court”). In 1996, the Federal Court administratively dismissed all then pending MARDOC cases without prejudice for failure to provide evidence of asbestos-related disease or exposure to asbestos. Under this order, all MARDOC cases subsequently filed against the Company have also been administratively dismissed. The MARDOC cases are subject to reinstatement by the Federal Court upon a showing of some evidence of asbestos-related disease, exposure to asbestos and service on the Company’s ships. While six MARDOC cases have been reinstated against the Company, there has been little activity in the reinstated cases to date. As a matter of law, punitive damages are not recoverable in seamen’s asbestos cases. Although the Company has very little factual information with which to evaluate these maritime asbestos claims, management does not believe, based on information currently available to it and advice of counsel, that these claims will, individually or in the aggregate, have a material adverse effect on the financial statements of the Company.

In November 2001, the Illinois Attorney General’s Office filed a complaint before the Illinois Pollution Control Board seeking relief, including monetary sanctions, for alleged environmental violations at the Princeville, Illinois canning facility owned by CPF. The violations related to certain accidental and emergency wastewater discharges and certain wastewater discharges in excess of permit levels. CPF has reached agreement with the Illinois Attorney General to settle the matter for approximately $115,000 and expects the settlement to be finalized in the second quarter of 2003.

In January 2001, the Company filed a lawsuit in the Court of First Instance of the European Court of Justice claiming damages from the European Commission (the EU’s executive body) for not carrying out the EU’s commitment to reform its banana import regime to comply with 1997 WTO rulings. The lawsuit seeks more than $500 million for damages inflicted on the Company from January 1999 until the regime’s reform in July 2001. Briefing by the parties was completed in January 2002. The Company cannot predict the outcome or timing of an ultimate decision in this lawsuit.

ITEM 4 -         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5 -         MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Exhibit 13, pursuant to the Plan of Reorganization that became effective on March 19, 2002, the Company’s previously outstanding common stock (the “Old Common Stock”) was cancelled and the Company issued new common stock (the “New Common Stock”). The New Common Stock is listed for trading on the New York Stock Exchange. As of March 15, 2003, there were approximately 1,264 common shareholders of record. Information concerning restrictions on the Company’s ability to declare and pay dividends on the New Common Stock and price information for the Company’s Old Common Stock and New Common Stock, are contained in Notes 11 and 18, respectively, to the Consolidated Financial Statements included in Exhibit 13. This information is incorporated herein by reference.

On March 19, 2002, pursuant to the Plan of Reorganization, the Company issued the following securities in exchange for its previously outstanding debt and equity securities:

•          $250 million aggregate principal amount of 10.56% Senior Notes due 2009

•          40 million shares of Common Stock, par value $.01 per share

•          13,333,333 Warrants to Subscribe for Common Stock

These securities were issued pursuant to the exemption from registration under Section 3(a)(7) of the Securities Act of 1933 for securities issued by a debtor in possession in a case under Title 11 of the United States Code with the approval of the court.

Each Warrant is exercisable, through March 19, 2009, for one share of Common Stock at an exercise price of $19.23 per share.

ITEM 6 -         SELECTED FINANCIAL DATA

This information is included in the table entitled “Selected Financial Data” of Exhibit 13 and is incorporated herein by reference.

ITEM 7 -         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Exhibit 13 and is incorporated herein by reference.

ITEM 7A -      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Management” included in Exhibit 13 and is incorporated herein by reference.

ITEM 8 -         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Chiquita Brands International, Inc., included in Exhibit 13 and including “Quarterly Financial Data” in Note 18 to the Consolidated Financial Statements, are incorporated herein by reference.

ITEM 9 -         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Except for information relating to the Company’s executive officers included in Item 10 below, the information required by Items 10, 11, 12 and 13 is incorporated herein by reference from Chiquita’s definitive Proxy Statement which will be filed with the Securities and Exchange Commission in connection with the 2003 Annual Meeting of Shareholders.

ITEM 10 -      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers Of The Registrant

Cyrus F. Freidheim, Jr. (age 67) – Mr. Freidheim has been Chiquita’s Chairman of the Board and Chief Executive Officer since March 2002 and its President since May 2002. From 1991 to March 2002, he was Vice Chairman of Booz Allen & Hamilton, Inc., a management and technology consulting firm he served in various capacities since 1966.

Jill M. Albrinck (age 39) - Ms. Albrinck has been Senior Vice President, Strategy and Business Development since January 2003, and Vice President, Strategy and Business Development from July 2002 to January 2003. Prior to joining Chiquita, Ms. Albrinck spent 10 years with the management and technology consulting firm Booz Allen & Hamilton, Inc., most recently as vice president and partner of the firm.

Peter A. Horekens (age 54) - Mr. Horekens has been President and Chief Operating Officer of the Company’s Chiquita Fresh Group - Europe since 2000. He was President and Chief Operating Officer of the Company’s Chiquita Banana Group - Europe from 1997 to 2000.

Robert F. Kistinger (age 50) - Mr. Kistinger has been President and Chief Operating Officer of the Company’s Chiquita Fresh Group since 2000. He was President and Chief Operating Officer of the Company’s Chiquita Banana Group from 1997 to 2000 and Senior Executive Vice President of the Chiquita Banana Group from 1994 to 1997. He has served the Company in various capacities since 1980.

Barry H. Morris (age 49) – Mr. Morris has been Vice President, Human Resources of the Company since 2001. He was Vice President, Human Resources of the Company’s Chiquita Banana Group from 1998 to 2001 and has served the Company in various capacities since 1990.

David J. Ockleshaw (age 57) – Mr. Ockleshaw has been President and Chief Operating Officer of the Company’s Chiquita Processed Foods Group since 2000. He had previously been employed by Hazelwood Farm Bakeries Inc., a subsidiary of Supervalu Inc., a food wholesaler, since 1998, most recently as President and Chief Executive Officer.

Robert W. Olson (age 57) - Mr. Olson has been Senior Vice President, General Counsel and Secretary of the Company since 1996. He joined the Company as Vice President and General Counsel in 1995.

James B. Riley (age 51) - Mr. Riley has been Senior Vice President and Chief Financial Officer of the Company since 2001. From 1999 until his appointment, he was Senior Vice President and Chief Financial Officer of Elliott Company, a global manufacturer of turbomachinery. From autumn 1998 to spring 1999, he was a principal of James Burns Riley & Associates, a consulting firm. Prior to autumn 1998, Mr. Riley was Executive Vice President and Chief Financial Officer of Republic Engineered Steels, Inc., a steel manufacturer.

William A. Tsacalis (age 59) - Mr. Tsacalis has been Vice President and Controller of the Company since 1987. He was Controller from 1984 to 1987 and has served the Company in various capacities since 1980.

Jeffrey M. Zalla (age 37) – Mr. Zalla has been Corporate Responsibility Officer and Vice President, Corporate Communications since August 2002. He served the Company as Vice President and Corporate Responsibility Officer from October 2000 to August 2002. Mr. Zalla was Vice President of Strategic Analysis for the Chiquita Banana Group from 1998 to 2000 and has served the Company in various finance positions since 1990.

ITEM 11 -       EXECUTIVE COMPENSATION

ITEM 12 -       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13 -       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14 -       CONTROLS AND PROCEDURES

(a)       Evaluation of disclosure controls and procedures.

Chiquita maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic filings with the SEC is (a) accumulated and communicated to the Company’s management in a timely manner and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on an evaluation within 90 days prior to the filing date of this report of the Company’s disclosure controls and procedures, the Company’s chief executive officer and chief financial officer concluded that the design and operation of these controls and procedures are effective.

(b)      Changes in internal controls.

Chiquita also maintains a system of internal accounting controls that are designed to provide reasonable assurance that its books and records accurately reflect its transactions and that its policies and procedures are followed. There have been no significant changes in the Company’s internal controls, or in other factors that could significantly affect these controls, subsequent to the date of the most recent evaluation of these controls by these officers.

PART IV

ITEM 15 -      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)       1. Financial Statements. The following consolidated financial statements of the Company and the Report of Independent Auditors are included in Exhibit 13:

Page of Exhibit 13
Report of Independent Auditors	2
Consolidated Statement of Income for the nine months ended December 31, 2002, the three months ended March 31, 2002, and the years ended 2001 and 2000	16
Consolidated Balance Sheet at December 31, 2002 and 2001	18
Consolidated Statement of Shareholders’ Equity for the nine months ended December 31, 2002, the three months ended March 31, 2002, and the years ended 2001 and 2000	19
Consolidated Statement of Cash Flow for the nine months ended December 31, 2002, the three months ended March 31, 2002, and the years ended 2001 and 2000	21
Notes to Consolidated Financial Statements	23

           2. Financial Statement Schedules. Financial Statement Schedules I - Condensed Financial Information of Registrant and II - Allowance for Doubtful Accounts Receivable are included on pages 22 through 24 and page 25, respectively, of this Annual Report on Form 10-K. All other schedules are not required under the related instructions or are not applicable. The report of the independent auditors on these financial statement schedules is included in their consent attached as Exhibit 23.

           3. Exhibits. See Index of Exhibits (pages 26 through 30) for a listing of all exhibits to this Annual Report on Form 10-K.

(b)      The Company has filed the following report on Form 8-K since September 30, 2002:

1.         March 6, 2003 (filed March 7, 2003) - to report the execution of a definitive agreement with Seneca Foods Corporation for the sale of all of the equity interests of Chiquita Processed Foods, L.L.C.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2003.

CHIQUITA BRANDS INTERNATIONAL, INC.
By	/s/ CYRUS F. FREIDHEIM, JR.

Cyrus F. Freidheim, Jr. Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on March 28, 2003:

/s/ CYRUS F. FREIDHEIM, JR.	Chairman of the Board and Chief Executive Officer

Cyrus F. Freidheim, Jr.

MORTEN ARNTZEN *	Director

Morten Arntzen

JEFFREY D. BENJAMIN *	Director

Jeffrey D. Benjamin

ROBERT W. FISHER *	Director

Robert W. Fisher

RODERICK M. HILLS *	Director

Roderick M. Hills

DURK I. JAGER *	Director

Durk I. Jager

JAIME SERRA *	Director

Jaime Serra

STEVEN P. STANBROOK*	Director

Steven P. Stanbrook

/s/ JAMES B. RILEY	Senior Vice President and Chief Financial Officer

James B. Riley

/s/ WILLIAM A. TSACALIS	Vice President and Controller (Chief Accounting Officer)

William A. Tsacalis

*By	/s/ WILLIAM A. TSACALIS

Attorney-in-Fact**

______________

**       By authority of powers of attorney filed with this Annual Report on Form 10-K.

Certification of Chief Executive Officer

I, Cyrus F. Freidheim, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of Chiquita Brands International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

/s/ Cyrus F. Freidheim, Jr.

Title:	Chief Executive Officer

Certification of Chief Financial Officer

I, James B. Riley, certify that:

1. I have reviewed this annual report on Form 10-K of Chiquita Brands International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

/s/ James B. Riley

Title:	Chief Financial Officer

CHIQUITA BRANDS INTERNATIONAL, INC. – PARENT COMPANY ONLY

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In thousands)

Condensed Balance Sheet

	Reorganized Company	Predecessor Company

	December 31,

	2002	2001

ASSETS
Current assets
Cash and equivalents	$—	$—
Other current assets	810	732

Total current assets	810	732

Investments in and accounts with subsidiaries	908,404	1,424,961
Other assets	5,429	15,328

Total assets	$914,643	$1,441,021

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities not subject to compromise
Current liabilities
Long-term debt due within one year	$—	$—
Accounts payable and accrued liabilities	16,541	10,735

Total current liabilities	16,541	10,735

Long-term debt	250,000	—
Other liabilities	18,813	18,872

Total liabilities not subject to compromise	285,354	29,607

Liabilities subject to compromise	—	962,820

Total liabilities	285,354	992,427

Shareholders’ equity	629,289	448,594

Total liabilities and shareholders’ equity	$914,643	$1,441,021

CHIQUITA BRANDS INTERNATIONAL, INC. – PARENT COMPANY ONLY

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In thousands)

Condensed Statement of Income

	Reorganized Company	Predecessor Company

	Nine Months Ended Dec. 31, 2002	Three Months Ended March 31, 2002	Year Ended December 31,

			2001	2000

Net sales	$—	$—	$—	$480,467

Cost of sales	—	—	—	(428,556)
Selling, general and administrative	(30,443)	(6,545)	(31,188)	(80,567)
Equity in earnings of subsidiaries	68,422	(368,899)	33,874	21,070

Operating income (loss)	37,979	(375,444)	2,686	(7,586)
Interest income	—	—	783	9,799
Interest expense	(20,384)	(1,250)	(81,633)	(90,080)
Financial restructuring items	—	124,394	(33,604)	—

Income (loss) before income taxes and cumulative effect of a change in method of accounting	17,595	(252,300)	(111,768)	(87,867)
Income taxes	(4,400)	(1,000)	(7,000)	(7,000)

Income (loss) before cumulative effect of a change in method of accounting	13,195	(253,300)	(118,768)	(94,867)
Cumulative effect of a change in method of accounting	—	(144,523)	—	—

Net income (loss)	$13,195	$(397,823)	$(118,768)	$(94,867)

CHIQUITA BRANDS INTERNATIONAL, INC. – PARENT COMPANY ONLY

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In thousands)

Condensed Statement of Cash Flow

	Reorganized Company	Predecessor Company

	Nine Months Ended Dec. 31, 2002	Three Months Ended March 31, 2002	Year Ended December 31,

			2001	2000

Cash flow from operations	$0	$0	$(26,715)	$47,320

Investing
Capital contributions to subsidiaries	—	—	—	(8,574)
Other	—	—	—	(92)

Cash flow from investing	—	—	—	(8,666)

Financing
Repayments of long-term debt	—	—	—	(22,571)
Preferred stock dividends	—	—	—	(12,826)

Cash flow from financing			—	(35,397)

Increase (decrease) in cash and equivalents	—	—	(26,715)	3,257
Balance at beginning of period	—	—	26,715	23,458

Balance at end of period	$0	$0	$0	$26,715

Notes to Condensed Financial Information

1.	In order to meet lender requirements to obtain a credit facility for Chiquita Brands, Inc. (“CBI”), CBII’s wholly-owned operating subsidiary, as of January 2001, all cash has been owned and managed by CBI, acting as agent for CBII. Accordingly, no cash flow movements have occurred in CBII.
2.	In order to meet lender requirements to obtain a credit facility for CBI, CBII transferred to CBI, effective January 1, 2001, the North American banana sales function, all assets and liabilities associated with this function, CBII’s ownership of Chiquita Processed Foods, L.L.C. and subsidiaries and certain other assets and functions.
3.	For purposes of these condensed financial statements, CBII’s investments in its subsidiaries are accounted for by the equity method.
4.	For additional information regarding CBII’s financial restructuring, see Note 2 to the Consolidated Financial Statements included in Exhibit 13.

CHIQUITA BRANDS INTERNATIONAL, INC.

SCHEDULE II - ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

(In thousands)

	Reorganized Company	Predecessor Company

	Nine Months Ended Dec. 31, 2002	Three Months Ended March 31, 2002	Year Ended December 31,

			2001	2000

Balance at beginning of period	$9,846	$11,223	$10,173	$11,563

Additions:
Charged to costs and expenses	1,538	422	3,589	2,773

Deductions:
Write-offs	4,434	1,187	2,564	4,549
Other, net	(323)	612	(25)	(386)

	4,111	1,799	2,539	4,163

Balance at end of period	$7,273	$9,846	$11,223	$10,173

CHIQUITA BRANDS INTERNATIONAL, INC.

Index of Exhibits

Exhibit Number	Description

*2

Order Confirming Second Amended Plan of Reorganization of Chiquita Brands International, Inc. under Chapter 11 of the Bankruptcy Code, with attached Second Amended Plan of Reorganization of Chiquita Brands International, Inc. under Chapter 11 of the Bankruptcy Code (Exhibit 2.1 to Current Report on Form 8-K dated March 6, 2002, filed March 12, 2002)

*3-a	Third Restated Certificate of Incorporation (Exhibit 1 to Form 8-A filed March 12, 2002)

*3-b	Restated By-Laws, as amended through April 9, 2002 (Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

*4-a

Indenture dated as of March 15, 2002 between the Company and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the issuance of Senior Debt Securities (Exhibit 3 to Form 8-A filed March 12, 2002), and related terms of the Company’s 10.56% Senior Notes due 2009, set forth in Certificate of Actions taken by the President of the Company establishing the terms of the 10.56% Senior Notes (Exhibit 5 to Amendment No. 1 to Form 8-A filed March 19, 2002)

4-b	Warrant Agreement dated as of March 19, 2002 between the Company and American Security Transfer Company Limited Partnership, as Warrant Agent (Exhibit C is changed from the previously filed version)

*10-a

Operating contracts dated February 18, 1998 between the Republic of Panama and Chiriqui Land Company consisting of Contract of Operations (Bocas del Toro), Contract of Operations (Armuelles), Amendment and Extension of the Lease Land Contract, and related documents as published in the Republic of Panama Official Gazette No. 23,485 (Exhibit 10-b to Annual Report on Form 10-K for the year ended December 31, 1997)

10-b

Second Amended and Restated Credit Agreement dated as of March 27, 2003 among Chiquita Brands, Inc., and Atcon Finanz, Inc. as Borrowers, the Lenders designated therein, and Foothill Capital Corporation, as Administrative Agent and Wells Fargo Bank, National Association as Lead Arranger and Syndication Agent

*10-c

Credit Agreement dated as of September 22, 1999 among Chiquita Processed Foods, L.L.C., First Union National Bank, as administrative agent, and the financial institutions which are lenders, relating to CPF’s $200 million senior secured credit facility, conformed to incorporate amendments through December 31, 2001 (Exhibit 10-c to Annual Report on Form 10-K for the year ended December 31, 2001)

*10-d

Purchase Agreement by and among Seneca Foods Corporation, Chiquita Brands International, Inc. and Friday Holdings, L.L.C. dated as of March 6, 2003 (Exhibit 10.1 to Current Report on Form 8-K dated March 6, 2003, filed March 7, 2003)

Exhibit Number	Description

10-e

Acquisition and Cancellation Agreement dated as of September 13, 2002 between and among Chiquita Brands International, Inc., HMB Holding Company, BNS Global, Inc., Trent Company, and REG Holdings, Inc. relating to the acquisition of limited partnership interests in Scipio GmbH & Co.

10-f	Provisions of agreement between Chiquita Brands International, Inc. and Bernd Artin Wessels relating to acquisition of limited and general partnership interests in Scipio GmbH & Co.

*10-g

Executive Compensation Plans and Agreements

1997 Amended and Restated Deferred Compensation Plan, conformed to include amendments effective through January 1, 2001 (Exhibit 10-f to Annual Report on Form 10-K for the year ended December 31, 2000)

*10-h

Chiquita Brands International, Inc. Capital Accumulation Plan, conformed to include amendments through October 22, 2001 (Exhibit 10-d to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

*10-i

Guaranty, dated March 12, 2001, by Chiquita Brands, Inc. of obligations of Chiquita Brands International, Inc., under its Deferred Compensation and Capital Accumulation Plans (Exhibit 10-i to Annual Report on Form 10-K for the year ended December 31, 2000)

*10-j	2002 Stock Option and Incentive Plan, conformed to incorporate amendments through September 4, 2002 (Exhibit 10-a to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

*10-k

Form of Stock Appreciation Right Award and Agreement under the 2002 Stock Option and Incentive Plan with certain non-U.S. employees, including executive officers (Exhibit 10-b to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

*10-l

Form of Stock Option Agreement with Cyrus F. Freidheim, Jr. with respect to an aggregate of 150,000 shares of Common Stock granted in 2002 (Exhibit 10-b to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

*10-m

Form of Stock Option Agreement with Cyrus F. Freidheim, Jr. with respect to an aggregate of 200,000 shares of Common Stock granted in 2002 (Exhibit 10-c to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10-n	Form of Stock Option Agreement with Cyrus F. Freidheim, Jr. with respect to an aggregate of 150,000 shares of Common Stock granted in 2003

*10-o

Form of Stock Option Agreement with directors of the Company (other than Cyrus F. Freidheim, Jr.) (for grants made on or prior to September 30, 2002) (Exhibit 10-d to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10-p	Form of Stock Option Agreement with directors of the Company (other than Cyrus F. Freidheim, Jr.) (for grants made after September 30, 2002)

Exhibit Number	Description

*10-q

Form of Stock Option Agreement with all other employees, including executive officers (for grants made on or prior to September 30, 2002) (Exhibit 10-e to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10-r	Form of Stock Option Agreement with all other employees, including executive officers (for grants made after September 30, 2002)

*10-s	Form of Restricted Share Agreement with Cyrus F. Freidheim, Jr. for shares granted in 2002 (Exhibit 10-f to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10-t	Form of Restricted Share Agreement with Cyrus F. Freidheim, Jr. for shares granted in 2003

10-u	Form of Restricted Share Agreement with directors

*10-v

Severance Agreement, dated January 16, 2001, between Chiquita Brands International, Inc. and Robert F. Kistinger, conformed to include amendments made by Amendment to Severance Agreement dated February 14, 2001 (Exhibit 10-l to Annual Report on Form 10-K for the year ended December 31, 2000)

*10-w

Severance Agreement, dated January 16, 2001, between Chiquita Brands International, Inc. and Robert W. Olson, conformed to include amendments made by Amendment to Severance Agreement dated February 14, 2001 (Exhibit 10-m to Annual Report on Form 10-K for the year ended December 31, 2000)

*10-x

Severance Agreement, dated January 16, 2001, between Chiquita Brands International, Inc. and Peter A. Horekens, conformed to include amendments made by Amendment to Severance Agreement dated February 14, 2001 (Exhibit 10-n to Annual Report on Form 10-K for the year ended December 31, 2000)

*10-y

Severance Agreement, dated January 16, 2001, between Chiquita Brands International, Inc. and William A. Tsacalis, conformed to include amendments made by Amendment to Severance Agreement dated February 14, 2001 (Exhibit 10-o to Annual Report on Form 10-K for the year ended December 31, 2000)

*10-z

Severance Agreement, dated January 22, 2001, between Chiquita Brands International, Inc. and James B. Riley, conformed to include amendments made by Amendment to Severance Agreement dated February 14, 2001 (Exhibit 10-p to Annual Report on Form 10-K for the year ended December 31, 2000)

*10-aa

Severance Agreement, dated January 16, 2001, between Chiquita Brands International, Inc. and Barry H. Morris, conformed to include amendments made by Amendment to Severance Agreement dated February 14, 2001 (Exhibit 10-g to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

Exhibit Number	Description

*10-bb

Severance Agreement, dated January 16, 2001, between Chiquita Brands International, Inc. and David J. Ockleshaw, conformed to include amendments made by Amendment to Severance Agreement dated February 14, 2001 (Exhibit 10-h to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

*10-cc

Severance Agreement, dated January 16, 2001, between Chiquita Brands International, Inc. and Jeffrey M. Zalla, conformed to include amendments made by Amendment to Severance Agreement dated February 14, 2001 (Exhibit 10-j to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

*10-dd

Guaranty, dated March 12, 2001, by Chiquita Brands, Inc. of obligations of Chiquita Brands International, Inc., under severance agreements with a number of key executives, including those listed in Exhibits 10-v through 10-cc above (Exhibit 10-q to Annual Report on Form 10-K for the year ended December 31, 2000)

*10-ee	Severance Agreement dated August 1, 2002 between Chiquita Brands International, Inc. and Jill M. Albrinck (Exhibit 10-k to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10-ff	Provisions of Agreement between the Company and David J. Ockleshaw relating to a Change of Control of Chiquita Processed Foods L.L.C. (refiled to correct previously filed version)

*10-gg	Award Share Agreement dated as of February 21, 2002 by and between Robert F. Kistinger and the Company (Exhibit 10-u to Annual Report on Form 10-K for the year ended December 31, 2001)

*10-hh	Award Share Agreement dated as of February 21, 2002 by and between Robert W. Olson and the Company (Exhibit 10-v to Annual Report on Form 10-K for the year ended December 31, 2001)

*10-ii	Award Share Agreement dated as of February 21, 2002 by and between James B. Riley and the Company (Exhibit 10-w to Annual Report on Form 10-K for the year ended December 31, 2001)

*10-jj	Award Share Agreement dated as of February 21, 2002 by and between Barry H. Morris and the Company (Exhibit 10-l to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

*10-kk	Award Share Agreement dated as of February 21, 2002 by and between Jeffrey M. Zalla and the Company (Exhibit 10-m to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

*10-ll	Award Share Agreement dated as of February 21, 2002 by and between David J. Ockleshaw and the Company (Exhibit 10-n to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

Exhibit Number	Description

13

Chiquita Brands International, Inc. consolidated financial statements, management’s discussion and analysis of financial condition and results of operations, and selected financial data to be included in its 2002 Annual Report to Shareholders

21	Subsidiaries of Registrant

23	Consent of Independent Auditors

24	Powers of Attorney

99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*          Incorporated by reference.