Form 10-Q
period 2003-03-31
CHIQUITA BRANDS INTERNATIONAL INC
filed 2003-05-15
CIK 101063

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of April 30, 2003, there were 39,907,921 shares of Common Stock outstanding.

CHIQUITA BRANDS INTERNATIONAL, INC.

Part I - Financial Information

Item 1 - Financial Statements

CHIQUITA BRANDS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(In thousands, except per share amounts)

	Reorganized Company*	Predecessor Company*

			Pro Forma for Accounting Change*

	Quarter Ended March 31, 2003	Quarter Ended March 31, 2002	Quarter Ended March 31, 2002

Net sales	$471,329	$446,146	$446,146

Operating expenses
Cost of sales	381,507	346,500	364,530
Selling, general and administrative	44,970	42,191	42,191
Depreciation	7,175	16,877	16,877

	433,652	405,568	423,598

Operating income	37,677	40,578	22,548
Interest income	392	624	624
Interest expense	(9,565)	(7,555)	(7,555)
Financial restructuring items	—	(222,341)	(222,341)

Income (loss) from continuing operations before income taxes and cumulative effect of a change in method of accounting	28,504	(188,694)	(206,724)
Income taxes	(2,000)	(1,000)	(1,000)

Income (loss) from continuing operations before cumulative effect of a change in method of accounting	26,504	(189,694)	(207,724)
Discontinued operations
Financial restructuring items	—	(63,481)	(63,481)
Loss from operations	(3,528)	(125)	(125)
Gain on disposal of discontinued operation	1,905	—	—

Income (loss) before cumulative effect of a change in method of accounting	24,881	(253,300)	(271,330)
Cumulative effect of a change in method of accounting for goodwill	—	(144,523)	(144,523)

Net income (loss)	$24,881	$(397,823)	$(415,853)

Basic and diluted earnings per common share:
- Continuing operations	$.66	$(2.42)	$(2.65)
- Discontinued operations	(.04)	(.81)	(.81)
- Cumulative effect of a change in method of accounting for goodwill	—	(1.85)	(1.85)

- Net income (loss)	$.62	$(5.08)	$(5.31)

*See Notes to Consolidated Financial Statements, including “Basis of Presentation” describing the Reorganized Company and Predecessor Company and “Accounting Change” describing the Company’s  change in method of accounting for certain tropical production and logistics expenses in interim periods.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET (Unaudited)
(In thousands, except share amounts)

	March 31, 2003*	December 31, 2002	March 31, 2002

ASSETS
Current assets
Cash and equivalents	$35,660	$52,885	$54,660
Trade receivables (less allowances of $14,885, $7,023, and $9,658)	337,759	186,280	193,221
Other receivables, net	86,567	73,137	75,017
Inventories	199,252	173,368	179,327
Prepaid expenses	24,717	14,045	36,810
Other current assets	14,132	4,588	18,345

Total current assets	698,087	504,303	557,380
Property, plant and equipment, net	407,692	308,316	371,111
Investments and other assets, net	129,519	146,083	142,661
Trademark	387,585	387,585	387,585
Goodwill	42,181	—	—
Assets of discontinued operations	245,145	295,954	320,282

Total assets	$1,910,209	$1,642,241	$1,779,019

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes and loans payable	$32,599	$5,375	$25,280
Long-term debt of subsidiaries due within one year	48,006	36,326	39,650
Accounts payable	298,551	130,829	155,472
Accrued liabilities	106,367	87,813	80,134

Total current liabilities	485,523	260,343	300,536
Long-term debt of parent company	250,000	250,000	250,000
Long-term debt of subsidiaries	198,473	144,796	217,315
Accrued pension and other employee benefits	104,543	98,069	100,112
Other liabilities	79,615	80,982	104,224
Liabilities of discontinued operations	135,488	178,762	194,079

Total liabilities	1,253,642	1,012,952	1,166,266

Shareholders’ equity
Common stock, $.01 par value (39,903,468, 39,846,755 and 39,065,950 shares outstanding, respectively)	399	398	391
Capital surplus	625,924	625,589	612,362
Retained earnings	38,076	13,195	—
Accumulated other comprehensive loss	(7,832)	(9,893)	—

Total shareholders’ equity	656,567	629,289	612,753

Total liabilities and shareholders’ equity	$1,910,209	$1,642,241	$1,779,019

* Includes the accounts of Scipio GmbH & Co., which was acquired in March 2003. (See Notes to Consolidated Financial Statements – "Acquisition of German Distributor").

See Notes to Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)
(In thousands)

	Reorganized Company*	Predecessor Company*

	Quarter Ended March 31, 2003	Quarter Ended March 31, 2002

Cash provided (used) by:
Operations
Income (loss) from continuing operations before cumulative effect of a change in method of accounting	$26,504	$(189,694)
Financial restructuring items	—	209,480
Depreciation	7,175	16,877
Changes in current assets and liabilities and other	(52,566)	(50,086)

Cash flow from operations	(18,887)	(13,423)

Investing
Capital expenditures	(19,933)	(2,561)
Refundable cash deposits	208	1,269
Other	6,439	(1,362)

Cash flow from investing	(13,286)	(2,654)

Financing**
Issuances of long-term debt	79,014	200
Repayments of long-term debt	(91,488)	(7,933)
CBI credit facility amendment and other fees	(2,191)	(7,393)
Increase in notes and loans payable	23,528	18,554

Cash flow from financing	8,863	3,428

Discontinued operations	6,085	(1,289)

Decrease in cash and equivalents	(17,225)	(13,938)
Balance at beginning of period	52,885	68,598

Balance at end of period	$35,660	$54,660

*See Notes to Consolidated Financial Statements, including “Basis of Presentation” describing the Reorganized Company and Predecessor Company.

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

CHIQUITA BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Basis of Presentation

     Chiquita Brands International, Inc. (“CBII”) and its subsidiaries (collectively, “Chiquita” or the “Company”) operate as a leading international marketer, producer and distributor of quality fresh fruits and vegetables and processed foods.  On March 19, 2002, CBII, a parent holding company without business operations of its own, completed its financial restructuring when its pre-arranged Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Plan” or “Plan of Reorganization”) became effective.  For financial reporting purposes, the Company used an effective date of March 31, 2002.  References in these financial statements to “Predecessor Company” refer to the Company prior to March 31, 2002.  References to “Reorganized Company” refer to the Company on and after March 31, 2002, after giving effect to the issuance of new securities in exchange for the previously outstanding securities in accordance with the Plan, and implementation of fresh start accounting.  The securities issued pursuant to the Plan and the fresh start adjustments are described in “Financial Restructuring Items” below and in the Company’s 2002 Annual Report on Form 10-K.

     Interim results for the Company are subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full fiscal year.  The Company’s results during the third and fourth quarters are generally weaker than in the first half of the year, due to increased availability of competing fruits and resulting lower banana prices.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the results of the interim periods shown have been made.  See Notes to Consolidated Financial Statements included in the Company’s 2002 Annual Report on Form 10-K for additional information relating to the Company’s financial statements.

Accounting Change

     In the first quarter of 2003, the Company changed its method of accounting for certain tropical production and logistics expenses during interim periods. Previously, the Company used a standard costing method which allocates those costs evenly throughout the year on a per box basis.  The Company has now adopted a costing method which recognizes costs as incurred.  The accounting change has no effect on total-year costs or results.  The Company has determined that this is a change to a preferable accounting method, particularly given the estimations of full year production and logistics costs required by the previous method, which were susceptible to change depending on weather, labor or other factors.  The Company’s independent auditors, Ernst & Young, have agreed that this is a change to a preferable method, as indicated in their letter included in Exhibit 18 to this Quarterly Report on Form 10-Q.

     Had the Company used the new cost accounting method for the first quarter of 2002, the net loss would have increased by $18 million to $416 million ($5.31 per old share outstanding prior to the Company’s financial restructuring).  The Consolidated Statement of Income column entitled “Pro Forma for Accounting Change” provides the Company’s results on a pro forma basis as if this accounting change had been adopted on January 1, 2002.  Had the previous accounting policy been used for the first quarter of 2003, net income would have been $40 million ($1.00 per share).

Earnings Per Share

     Basic and diluted earnings per common share (“EPS”) are calculated as follows (in thousands, except per share amounts):

	Reorganized Company	Predecessor Company

			Pro Forma for Accounting Change

	Quarter Ended March 31, 2003	Quarter Ended March 31, 2002	Quarter Ended March 31, 2002

Income (loss) from continuing operations before cumulative effect of a change in method of accounting	$26,504	$(189,694)	$(207,724)
Discontinued operations	(1,623)	(63,606)	(63,606)

Income (loss) before cumulative effect of a change in method of accounting	24,881	(253,300)	(271,330)
Cumulative effect of a change in method of accounting for goodwill	—	(144,523)	(144,523)

Net income (loss)	$24,881	$(397,823)	$(415,853)

Weighted average common shares outstanding (shares used to calculate basic EPS)	39,983	78,273	78,273
Stock options and other stock awards	12	—	—

Shares used to calculate diluted EPS	39,995	78,273	78,273

Basic and diluted earnings (loss) per common share:
- Continuing operations	$.66	$(2.42)	$(2.65)
- Discontinued operations	(.04)	(.81)	(.81)

- Before cumulative effect of a change in method of accounting	.62	(3.23)	(3.46)
- Cumulative effect of a change in method of accounting for goodwill	—	(1.85)	(1.85)

- Net income (loss)	$.62	$(5.08)	$(5.31)

     The weighted average common shares outstanding for the Reorganized Company include 62,060 shares held in a “rabbi trust” for certain members of management.

     The earnings per share calculations for the Predecessor Company are based on shares of common stock outstanding prior to the Company’s emergence from Chapter 11 proceedings on March 19, 2002. Upon emergence, these shares were cancelled and the Company issued 40 million shares of a new series of Common Stock.

     The assumed conversions to common stock of the Company’s previously outstanding stock options, preferred stock and preference stock, and the assumed exercise of outstanding warrants, stock options and other stock awards, are excluded from the diluted EPS computations for periods in which these items, on an individual basis, have an anti-dilutive effect on diluted EPS.  The Company’s previously outstanding stock options and preferred and preference stock were all cancelled pursuant to the Company’s Plan of Reorganization.  In connection with and following the financial restructuring, new stock options, stock awards and warrants to purchase Common Stock were issued.

Acquisition of German Distributor

     On March 27, 2003, the Company acquired the remaining equity interests in Scipio GmbH & Co. (“Scipio”), a German limited partnership that owns Atlanta AG (“Atlanta”).  Atlanta is the primary distributor of Chiquita products in Germany and Austria and has been the Company’s largest customer in Europe for many years.   Prior to the acquisition, Chiquita had held a 5% limited partnership interest in Scipio and loans secured by pledges of substantially all of its other limited partnership interests, and accounted for this investment under the equity method.  Chiquita had made the loans in the late 1980s and early 1990s in order to strengthen its relationship with Atlanta.  The loans had been made to four companies that had used the proceeds to purchase substantially all of the limited partnership interests in Scipio.  Under the terms of the acquisition, the Company exchanged its interests in the loans for the corresponding underlying Scipio limited partnership interests.  After this exchange, Chiquita owned 97% of Scipio.  The Company also acquired the general partnership interest and all of the remaining limited partnership interests in a step-acquisition.  The total cash paid by the Company to acquire all of the equity interests in Scipio was approximately $1 million.  Coinciding with the acquisition, the Chiquita Brands, Inc. (“CBI”) credit facility was amended and restated to add a new $65 million term loan to a subsidiary of CBI, the proceeds of which were lent to Atlanta and used to repay existing Atlanta lenders.

     Scipio/Atlanta’s first quarter 2003 net loss of $4 million, which was primarily due to severance costs and asset write-downs, was included in Chiquita’s cost of sales because Scipio/Atlanta was an investment accounted for under the equity method prior to the March 27, 2003 acquisition.  For the first quarter of 2002, Chiquita’s cost of sales included breakeven results for Scipio/Atlanta.  Starting with the second quarter of 2003, Scipio/Atlanta’s operating results will be consolidated in Chiquita’s financial statements.  The balance sheet of Scipio/Atlanta is included in the Company’s Consolidated Balance Sheet as of March 31, 2003.  Summarized balance sheet information at March 31, 2003 for Scipio/Atlanta, as well as the subsidiary of CBI that incurred $65 million of indebtedness to refinance Atlanta indebtedness, follows (in thousands):

Cash	$6,499
Other current assets, primarily trade receivables	176,154
Property, plant and equipment	100,668
Investments and other long-term assets	25,111
Intangibles	42,181

Total assets	$350,613

Current liabilities	$162,399
Long-term debt	62,395
Other long-term liabilities	23,419

Total liabilities	$248,213

Summarized income statement information for Scipio follows (in thousands):

	Quarter Ended March 31, 2003	Quarter Ended March 31, 2002

Net sales	$343,300	$352,300
Gross profit	20,600	23,900
Net loss	(4,300)	—

Discontinued Operations

     In December 2002, the Company sold its interest in the Castellini group of companies (“Castellini”), a wholesale produce distribution business in the midwestern United States, for approximately $45 million, consisting of $21 million in cash plus debt assumed by the buyer.

     In January 2003, the Company sold Progressive Produce Corporation (“Progressive”), a California packing and distribution company, for approximately $7 million in cash.

     On March 6, 2003, the Company entered into a definitive agreement to sell Chiquita Processed Foods (“CPF”) to Seneca Foods Corporation for $110 million of cash and approximately 968,000 shares of Seneca preferred stock convertible into an equal number of shares of Seneca series A common stock, worth about $17 million based on Seneca’s April 30, 2003 closing price.  Seneca will assume CPF debt, which was $88 million at March 31, 2003 and $70 million at April 30, 2003.  The Company expects to close the transaction during the second quarter.  For the quarter ended March 31, 2003, CPF obtained a waiver to certain financial covenants under its debt agreement which are required to be met at the end of each quarter.  Because the Company anticipates selling CPF in the second quarter, it did not seek to amend the covenants on an ongoing basis.

     The financial information of Castellini and Progressive were previously included in the Fresh Produce business segment and CPF was previously included in the Processed Foods business segment.  Their results are now included as discontinued operations for all periods presented in the Consolidated Financial Statements.

     A gain of approximately $2 million on the sale of Progressive was recognized in discontinued operations in the first quarter of 2003.  Loss from discontinued operations presented below includes interest expense of $1 million for the three months ended March 31, 2003 and $2 million for the three months ended March 31, 2002 on debt assumed or to be assumed by the buyers.

     In the financial information presented below, each of the discontinued operations is included through the date of its sale (in thousands):

	Reorganized Company	Predecessor Company

	Quarter Ended March 31, 2003	Quarter Ended March 31, 2002

Net sales	$92,510	$185,756

Financial restructuring items	$—	$(63,481)
Loss from operations	(3,528)	(125)
Gain on sale	1,905	—

Loss from discontinued operations	$(1,623)	$(63,606)

	March 31, 2003	December 31, 2002	March 31, 2002

Assets of discontinued operations:
Current assets	$198,513	$247,692	$249,381
Property, plant and equipment	36,915	41,451	57,965
Investments and other assets	9,717	6,811	12,936

	$245,145	$295,954	$320,282

Liabilities of discontinued operations:
Current liabilities	$90,753	$120,685	$99,562
Long-term debt	29,921	47,007	87,043
Other liabilities	14,814	11,070	7,474

	$135,488	$178,762	$194,079

Subsequent Event

     On April 25, 2003, the Company signed an agreement to sell the assets of its Armuelles, Panama banana production division for approximately $20 million to a worker cooperative led by members of the Armuelles banana workers’ union.  The agreement includes a 10-year contract to supply Chiquita with fruit at market prices.  Proceeds of the sale will include approximately $15 million in cash financed by a Panamanian bank and a $5 million note receivable, which is payable based on the volume of bananas produced by the cooperative at a rate of $.20 per box.  The sale agreement requires Chiquita to pay approximately $20 million for workers’ severance and certain other liabilities of the Armuelles division, which have been previously accrued.  The Company expects the transaction to close in the second quarter and result in a gain, the amount of which will be determined upon the closing of the sale.

Accounting Pronouncements

     As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  To give effect to the new standard, the Company recorded a goodwill write-down of $145 million as a cumulative effect of a change in method of accounting.  The write-down resulted from applying the SFAS No. 142 requirement to evaluate goodwill using discounted cash flows rather than the undiscounted cash flow methodology prescribed by the previous standard.  In addition, under this new standard, goodwill and other intangible assets with an indefinite life are no longer amortized but are reviewed at least annually for impairment.

     SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was effective beginning January 1, 2002.  Under this statement, subsidiaries that have been disposed of or classified as held for sale, and have operations and cash flows that can be clearly distinguished from the rest of the Company, are to be reported as discontinued operations.  The Company sold its interest in Castellini in December 2002 and Progressive in early January 2003, and reached a definitive agreement to sell CPF in March 2003.  In accordance with the new standard, financial information for these businesses are reported in discontinued operations for all periods presented in which they were owned.

      SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”  was issued in April 2002. SFAS No. 145 effectively prohibits gains or losses resulting from extinguishment of debt from being classified as extraordinary items.  Any such gains or losses classified as extraordinary in a prior financial statement period must be reclassified.  The new standard became effective for fiscal years beginning after May 15, 2002, and early application was encouraged.  The Company chose to adopt this standard early and, accordingly, the Company’s $154 million gain on the extinguishment of debt associated with the March 2002 financial restructuring was included in financial restructuring items in the Consolidated Statement of Income.

Inventories (in thousands)

	March 31, 2003	December 31, 2002	March 31, 2002

Fresh produce	$56,751	$35,375	$45,607
Processed food products	8,357	6,318	4,328
Growing crops	93,730	93,518	94,778
Materials, supplies and other	40,414	38,157	34,614

	$199,252	$173,368	$179,327

Segment Information (in thousands)

     Financial information for the Company’s business segments is as follows:

	Reorganized Company	Predecessor Company

			Pro Forma for Accounting Change

	Quarter Ended March 31, 2003	Quarter Ended March 31, 2002	Quarter Ended March 31, 2002

Net sales
Fresh Produce	$461,733	$438,081	$438,081
Processed Foods	9,596	8,065	8,065

	$471,329	$446,146	$446,146

Operating income
Fresh Produce	$36,722	$39,827	$21,797
Processed Foods	955	751	751

	$37,677	$40,578	$22,548

	Reorganized Company

	March 31, 2003	December 31, 2002	March 31, 2002

Total assets
Fresh Produce	$1,623,320	$1,304,163	$1,416,254
Processed Foods	41,744	42,124	42,483
Discontinued operations	245,145	295,954	320,282

	$1,910,209	$1,642,241	$1,779,019

Hedging

     At March 31, 2003, the Company had euro-denominated forward contracts requiring the conversion of approximately €165 million of sales in 2003 and €30 million of sales in 2004 at average rates of $0.99 and $1.04 per euro, respectively.  The Company also had euro-denominated option contracts which allow for conversion of approximately €40 million of sales in 2003 at rates ranging from $0.87 per euro to $0.99 per euro.  Additionally, the Company had zero-cost collars which ensure conversion of approximately €30 million of sales in 2003 at rates between $1.05 and $1.12 per euro, and €30 million of sales in 2004 at rates between $1.04 and $1.08 per euro. The Company also had 3.5% Rotterdam barge fuel oil forward contracts at March 31, 2003 that require conversion of approximately 135,000 metric tons of fuel oil in 2003 and 15,000 metric tons in 2004 at prices ranging from $120 to $150 per metric ton.  The fair value of the foreign currency option contracts, zero-cost collars and the fuel oil forward contracts at March 31, 2003 was not significant. The fair value of the foreign currency forward contracts at March 31, 2003 was a loss of approximately $15 million, which was included in accrued liabilities.  The unrealized loss on these contracts deferred in accumulated other comprehensive loss at the end of the first quarter was approximately $15 million, substantially all of which is expected to be reclassified to net income during the next twelve months.  During the first quarter of 2003, the change in the fair value of these contracts relating to hedge ineffectiveness was not significant.

Financial Restructuring Items

     The Company’s emergence from Chapter 11 bankruptcy proceedings on March 19, 2002 resulted in a new reporting entity and adoption of fresh start reporting in accordance with Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.”  The Consolidated Financial Statements as of and for the quarter ended March 31, 2002 reflect reorganization adjustments for the discharge of debt and adoption of fresh start reporting.  Accordingly, the estimated reorganization value of the Company of $1,280 million, which served as the basis for the Plan approved by the bankruptcy court, was used to determine the equity value allocated to the assets and liabilities of the Reorganized Company in proportion to their relative fair values in conformity with SFAS No. 141, “Business Combinations.”

     Financial restructuring items for the quarter ended March 31, 2002, totaling a net charge of $286 million, resulted from the following:

.

Exchange of previously outstanding parent company debt securities and accrued interest for 95.5% of the newly-issued Common Stock, par value $.01 per share, and $250 million of 10.56% Senior Notes due 2009 (the “Senior Notes”), resulting in a gain of $154 million;

.	Reduction of property, plant and equipment carrying values by $491 million, including reduction of the Company’s tropical farm assets by $320 million and shipping vessels by $158 million;
.	Reduction of long-term operating investments and other asset carrying values by $182 million;
.	Increase in the carrying value of the Chiquita trademark of $375 million;
.	Increase of $33 million in accrued pension and other employee benefits primarily associated with tropical pension/severance obligations;
.	Increase in other liabilities of $16 million for unfavorable lease obligations;
.

Reorganization costs of $30 million in the first quarter of 2002 primarily associated with professional fees and grants of new Common Stock to certain executives as part of the Chapter 11 restructuring; and

.	Reduction of $63 million in long-term assets of subsidiaries that have subsequently been classified as discontinued operations.

The fresh start adjustments to the carrying values of the Company’s assets and liabilities were based upon the work of outside appraisers, actuaries and financial consultants, as well as internal valuation estimates using discounted cash flow analyses, to determine the relative fair values of the Company’s assets and liabilities.

Comprehensive Income (Loss) (in thousands):

	Reorganized Company	Predecessor Company

			Pro Forma for Accounting Change

	Quarter Ended March 31, 2003	Quarter Ended March 31, 2002	Quarter Ended March 31, 2002

Net income (loss)	$24,881	$(397,823)	$(415,853)
Other comprehensive income
Unrealized foreign currency translation gains	2,846	485	485
Changes in fair value of derivatives	(7,015)	(1,200)	(1,200)
Losses reclassified from OCI into net income (loss)	6,230	2,958	2,958

Comprehensive income (loss)	$26,942	$(395,580)	$(413,610)

Stock-Based Compensation

     Beginning January 1, 2003, the Company recognized stock option expense in its results of operations for new stock options granted after December 31, 2002.  Prior to January 1, 2003, the Company accounted for stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  The table below illustrates the effect of stock compensation expense on all periods as if the Company had always applied the fair value method under SFAS No. 123, “Accounting for Stock-Based Compensation.”

	Reorganized Company	Predecessor Company

			Pro Forma for Accounting Change

(in thousands, except per share amounts)	Quarter Ended March 31, 2003	Quarter Ended March 31, 2002	Quarter Ended March 31, 2002

Net income (loss) before stock compensation expense	$25,166	$(397,823)	$(415,853)
Stock compensation expense included in net income (loss)	(285)	—	—

Net income (loss)	24,881	(397,823)	(415,853)
Pro forma stock compensation expense*	(1,863)	(902)	(902)

Pro forma net income (loss)	$23,018	$(398,725)	$(416,755)

Basic and diluted net income (loss) per common share:
Net income (loss) before stock compensation expense	$0.63	$(5.08)	$(5.31)
Stock compensation expense included in net income (loss)	(0.01)	—	—

Net income (loss)	0.62	(5.08)	(5.31)
Pro forma stock compensation expense*	(0.04)	(0.01)	(0.01)

Pro forma net income (loss)	$0.58	$(5.09)	$(5.32)

     *Represents the amount of stock compensation expense that would have been included in net income (loss) had the Company applied the fair value method under SFAS No. 123 for awards issued prior to 2003, when the Company began expensing options.

     Expense for stock options is calculated using the Black-Scholes option pricing model. The Company intends to continue using the Black-Scholes model until a better valuation technique tailored to non-traded compensatory options is recognized by generally accepted accounting principles.

     Options for 260,000 shares of Common Stock were granted during the first quarter of 2003.  The estimated weighted average fair value per option share granted during the first quarter of 2003 was $6.58 using a Black-Scholes option pricing model based on market prices and the following assumptions at the date of option grant: weighted average risk-free interest rate of 2.8%, dividend yield of 0%, volatility factor for the Company’s common stock price of 60%, and a weighted average expected life of five years for options not forfeited.

     The estimated weighted average fair value per option share granted during 2002 was $7.84 using a Black-Scholes option pricing model based on market prices and the following assumptions at the date of option grant: weighted average risk-free interest rates of 4.4%, dividend yield of 0%, volatility factor for the Company’s common stock price of 47%, and a weighted average expected life of five years for options not forfeited.

Item 2

CHIQUITA BRANDS INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operations

Net sales
     Net sales for the first quarter of 2003 increased $25 million to $471 million versus $446 million in last year’s first quarter, as favorable European exchange rates were partially offset by lower local banana prices.

Operating income
     In the first quarter of 2003, the Company changed its method of accounting for certain tropical production and logistics expenses during interim periods. Previously, the Company used a standard costing method, which allocates those costs evenly throughout the year on a per box basis.  The Company has now adopted a costing method which recognizes costs as incurred.  Had the Company been under the new accounting method for the first quarter of 2002, the net loss would have increased by $18 million.  However, the accounting change has no effect on total-year costs or results.  (See Notes to the Consolidated Financial Statements – “Accounting Change” for a further description).

     Operating income from continuing operations for the first quarter of 2003, which benefited from a $10 million decrease in depreciation, was $38 million.  Historical first quarter 2002 operating income, before adjusting for the accounting change, was $41 million.  After adjusting for the accounting change, pro forma operating income for the first quarter 2002 was $23 million.  The $10 million lower depreciation expense resulted from reductions in asset carrying values made upon the Company’s emergence from financial restructuring in 2002.

     Fresh Produce segment operating income for the first quarter of 2003 was $37 million.  Historical Fresh Produce operating income for the first quarter of 2002, before adjusting for the accounting change, was $40 million.  After adjusting for the accounting change, pro forma Fresh Produce operating income for the first quarter of 2002 was $22 million.  The improvement in 2003 operating results compared to 2002 pro forma operating income was primarily due to the following favorable items:

•	$32 million from favorable European exchange rates;
•	$7 million from reduced logistics, advertising, and personnel expenses;
•	$3 million from increased banana prices in North America; and
•	$10 million in lower depreciation expense, as described above.

These favorable items were partially offset by:

•	$20 million adverse effect from lower local pricing in Europe;
•	$11 million of higher costs associated with purchased fruit, fuel and paper; and
•	$6 million in restructuring costs and severance associated with Scipio/Atlanta and Company cost reduction programs.

     Core European average local banana prices for the first quarter were 9% lower than the prior year quarter, on 3% higher volume.  Banana volume rose on increased sales of fruit marketed under Chiquita’s second, non-premium label.  On a U.S. dollar-denominated basis, core Europe banana prices increased 11%.  The lower local European prices in 2003 resulted from several factors, including the stronger euro, an increase in volume of second label fruit and a sharp decline in prices in the United Kingdom that began in the second quarter of 2002.

     In North America, banana pricing for the 2003 first quarter was 3% higher than the first quarter of 2002, on 5% lower volume, because of reduced availability of fruit due to industry flooding in Costa Rica in December and lower volumes sold in the spot market.

     In the Asia Pacific region, where the Company operates through joint ventures and has a relatively small presence, local banana prices fell 18% from strong 2002 levels.  The volume of bananas the Company sold there rose 7%.

     As noted in “Discontinued Operations” below, the Company has agreed to sell its vegetable canning business, which comprised more than 90% of net sales in the Processed Foods segment. The vegetable canning business is reported as a discontinued operation in the Consolidated Financial Statements.  Remaining operations in the Processed Foods segment consist of processed fruit ingredient products, which are produced in Latin America and sold in North America, Europe and the Far East, and other consumer products, primarily edible oils, produced and sold through a joint venture in Honduras.  First quarter 2003 net sales for these remaining operations were $10 million, up from $8 million in 2002.  Operating income was approximately $1 million in the first quarter of both years.

     Interim results for the Company are subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full fiscal year.  The Company’s results during the third and fourth quarters are generally weaker than in the first half of the year, due to increased availability of competing fruits and resulting lower banana prices.

Interest, Financial Restructuring and Taxes
     Net interest expense in the first quarter was $9 million, which was $2 million higher than the same period a year ago.  Higher interest expense of $6 million was recorded on parent company debt in the first quarter of 2003 because, for most of the first quarter of 2002, the Company was in Chapter 11 proceedings, during which time no interest was accrued on parent company debt.  This was offset by a $4 million decrease in subsidiary interest expense due to lower interest rates and lower average debt outstanding.

     Financial restructuring items totaled a net charge of $286 million for the quarter ended March 31, 2002.  See Notes to the Consolidated Financial Statements for details of the 2002 charge.

     The Company’s effective tax rate is affected by the level and mix of income among various domestic and foreign jurisdictions in which the Company operates. For the first quarter of 2002, income tax expense included a $4 million benefit from a 2002 tax law that changed the calculation of the Company’s 2001 U.S. alternative minimum tax liability.

Discontinued Operations
     For all periods presented in which they were owned, discontinued operations includes the operating results of the Castellini group of companies, a U.S. wholesale distribution business sold in December 2002, Progressive Produce Corporation, a California packing and distribution company sold in January 2003, and Chiquita Processed Foods (“CPF”), the Company’s vegetable canning business.  Chiquita announced in March 2003 that it had signed a definitive agreement to sell CPF to Seneca Foods Corporation.  The Company expects the CPF sale to be completed in the second quarter.

Cumulative Effect of a Change in Method of Accounting for Goodwill
     As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which resulted in a $145 million charge for the write-down of goodwill.

Acquisition of Scipio/Atlanta
     On March 27, 2003, Chiquita acquired the remaining equity interests of Scipio/Atlanta, which had $1.3 billion of net sales in 2002.  See the Notes to the Consolidated Financial Statements for further information on Scipio/Atlanta and the acquisition.  Scipio/Atlanta’s first quarter 2003 net loss of $4 million, which was primarily due to severance costs and asset write-downs, was included in Chiquita’s cost of sales because Scipio/Atlanta was an investment accounted for under the equity method prior to the March 27, 2003 acquisition.  For the first quarter of 2002, Chiquita’s cost of sales included breakeven results for Scipio/Atlanta.  Restructuring at Scipio/Atlanta continues, and the Company anticipates there may be additional charges related to the restructuring this year.  Starting with the second quarter of 2003, Scipio/Atlanta’s operating results will be consolidated in Chiquita’s financial statements.  The balance sheet of Scipio/Atlanta is included in the Company’s Consolidated Balance Sheet as of March 31, 2003.

Subsequent Event
     On April 25, 2003, the Company signed an agreement to sell the assets of its Armuelles, Panama banana production division for approximately $20 million to a worker cooperative led by members of the Armuelles banana workers’ union.  The agreement includes a 10-year contract to supply Chiquita with fruit at market prices.  Proceeds of the sale will include approximately $15 million in cash financed by a Panamanian bank and a $5 million note receivable, which is payable based on the volume of bananas produced by the cooperative at a rate of $.20 per box.  The sale agreement requires Chiquita to pay approximately $20 million for workers’ severance and certain other liabilities of the Armuelles division, which have been previously accrued.  The Company expects the transaction to close in the second quarter and result in a gain, the amount of which will be determined upon the closing of the sale.

Cost-Reduction Initiatives
     During the fourth quarter of 2002 Chiquita initiated a series of global performance-improvement programs to reduce costs over three years.  The Company anticipated that its gross cost reductions would be partially offset by implementation expenses and possible cost increases affecting the industry.  The original target to reduce gross costs by $150 million on an annual basis by the end of 2005 included improvements in Chiquita Processed Foods, the Company’s vegetable canning business, which is now being sold. The new 2005 targets, adjusted to exclude the canning business, are $110 million in gross cost reductions and $70 million in net cost reductions, after potential industry offsets and before implementation costs.

     For 2003, the Company has targeted gross cost reductions of $40 million. As of March 31, the Company had already taken actions that are expected to reduce gross costs by $25 million in 2003, and the sale of the Armuelles division in the second quarter is expected to result in an additional reduction in cost of approximately $8 million for the remainder of the year.  As previously announced, the Company expects its 2003 gross cost reductions to be offset by approximately $25 million of increased costs for purchased fruit, fuel and paper.  Most of this increased cost is expected to occur in the first half of the year.  In addition, Chiquita expects 2003 implementation expenses, such as severance, to be approximately $10 million to $15 million.

Financial Condition

Parent Company Debt Restructuring
     On March 19, 2002, CBII, a parent holding company without business operations of its own, completed its financial restructuring when its pre-arranged Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code became effective.  The securities issued pursuant to the Plan and the fresh start accounting adjustments are summarized in the Notes to Consolidated Financial Statements and described in more detail in the Company’s 2002 Annual Report on Form 10-K.

Acquisition of Scipio/Atlanta
     The acquisition of Scipio/Atlanta in March 2003 had a significant effect on the Company’s Consolidated Balance Sheet.  Details of the Scipio/Atlanta balance sheet are provided in the Notes to the Consolidated Financial Statements.

Other Liquidity and Capital Resources Information
     Cash flow from operations was a deficit of $19 million for the first quarter of 2003 and a deficit of $13 million for the first quarter of 2002 and, for both periods, reflects high first quarter working capital requirements resulting from the first half banana high season.

     The Company’s capital expenditures of $20 million during the first quarter of 2003 included $14 million for the purchase of a ship that had previously been under operating lease to the Company, which also added $14 million to debt.

     Coinciding with the acquisition of Atlanta late in March 2003, the Company’s CBI credit facility was amended and restated to add a new $65 million term loan to a subsidiary of CBI, the proceeds of which were lent to Atlanta and used to repay existing Atlanta lenders.  Interest on the $65 million loan accrues at the bank corporate base rate plus 3.25%, subject to a minimum of 7.5%.  A facility fee of $2 million was paid.  This new loan is secured with pledges of equity of Scipio/Atlanta and its subsidiaries and liens on certain assets of Scipio/Atlanta.

     In addition to the $65 million term loan, at March 31, 2003, the CBI credit facility also included an outstanding term loan of $50 million and, under the revolving credit line, an outstanding balance of $11 million.  Revolving credit capacity of $4 million had been used to issue letters of credit and $57 million was available to the Company at March 31, 2003.  The term of the CBI credit facility agreement expires in June 2004.

     As previously announced, Chiquita has reached a definitive agreement to sell CPF to Seneca Foods Corporation.  The sale of CPF will bring in an additional $110 million of cash and approximately 968,000 shares of Seneca preferred stock convertible into an equal number of Seneca series A common stock, worth about $17 million, based on Seneca’s April 30, 2003 closing price.  Seneca will also assume CPF debt, which was $88 million at March 31, 2003 and $70 million at April 30, 2003.  CPF’s debt is included in liabilities of discontinued operations on Chiquita’s Consolidated Balance Sheet at March 31, 2003.  The Company expects to close the transaction during the second quarter.

     The completion of the sale of the Company’s canning business and expected operating cash flow in 2003 is expected to provide Chiquita with the ability to reduce debt to $400 million or less by year end.

     The Company believes that cash flow generated by operating subsidiaries, the reduction of interest expense provided by the financial restructuring, and its borrowing capacity provide sufficient cash reserves and liquidity to fund the Company’s working capital needs, capital expenditures and debt service requirements, including CBII’s Senior Notes.

*   *   *   *   *

     This quarterly report contains certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond the control of Chiquita, including: the impact of changes in the European Union banana import regime expected to occur in connection with the anticipated enlargement of the E.U. in 2004 and the anticipated conversion to a tariff-only regime in 2006; prices for Chiquita products; availability and costs of products and raw materials; currency exchange rate fluctuations; natural disasters and unusual weather conditions; operating efficiencies; labor relations; the continuing availability of financing; the Company’s ability to realize its announced cost-reduction goals; actions of U.S. and foreign governmental bodies including in relation to, and the potential impact of political instability and terrorist activities on, the Company where it has international operations; and other market and competitive conditions.  The forward-looking statements speak as of the date made and are not guarantees of future performance.  Actual results or developments may differ materially from the expectations expressed or implied in the forward-looking statements, and the Company undertakes no obligation to update any such statements.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

     Reference is made to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Management” in the Company’s 2002 Annual Report on Form 10-K.  As of March 31, 2003, there were no material changes to the information presented.

Item 4 - Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

     Chiquita maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic filings with the SEC is (a) accumulated and communicated to the Company’s management in a timely manner and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Based on an evaluation, conducted within 90 days prior to the filing date of this report, of the Company’s disclosure controls and procedures, the Company’s chief executive officer and chief financial officer concluded that the design and operation of these controls and procedures are effective.

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

Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

(a)

Exhibit 10.1 – Framework Agreement signed April 25, 2003 among the Republic of Panama, Sindicato Industrial de Trabajadores de Chiriqui Land Company y Empresas Afines (“Sitrachilco”), the local banana workers union at Chiquita’s Armuelles, Panama division, Cooperativa de Servicios Multiples de Puerto Armuelles, R.L. (“Coosemupar”), a worker cooperative led by members of Sitrachilco, and Puerto Armuelles Fruit Co., Ltd. (“PAFCO”), relating to the sale by PAFCO of its assets to Coosemupar.

Exhibit 10.2 – Directors Deferred Compensation Program, adopted April 3, 2003

Exhibit  10.3 – Amended and Restated Credit Agreement dated as of September 22, 1999 among Chiquita Processed Foods, LLC and Wachovia Bank, National Association (f/k/a First Union National Bank), as administrative agent, and the financial institutions which are lenders, relating to CPF’s $200 million senior secured credit facility, conformed to incorporate amendments through March 27, 2003

Exhibit 18 – Letter re: change in accounting principles from the Company’s independent auditors, Ernst & Young

Additional Exhibit
Exhibit 99.1 – Quarterly Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	The Company filed the following Current Reports on Form 8-K during the quarter ended March 31, 2003:

March 6, 2003 (filed March 7, 2003) – to report definitive agreement to sell Chiquita Processed Foods, L.L.C. to Seneca Foods Corporation.

March 27, 2003 (filed April 1, 2003) – to report the acquisition of Atlanta AG.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIQUITA BRANDS INTERNATIONAL, INC.

By:	/s/ WILLIAM A. TSACALIS

William A. Tsacalis Vice President and Controller (Chief Accounting Officer)

May 14, 2003

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

Date:  May 14, 2003

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

Date:  May 14, 2003

/s/ JAMES B. RILEY

Title:	Chief Financial Officer