Form 10-Q
period 2003-06-30
CHIQUITA BRANDS INTERNATIONAL INC
filed 2003-08-12
CIK 101063

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒.  No  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒.  No  ☐.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒.  No  ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 31, 2003, there were 39,922,654 shares of Common Stock outstanding.

CHIQUITA BRANDS INTERNATIONAL, INC.

Part I—Financial Information

Item 1—Financial Statements

CHIQUITA BRANDS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(In thousands, except per share amounts)

	Quarter Ended June 30, 2003	Quarter Ended June 30, 2002	Pro Forma* for Accounting Change Quarter Ended June 30, 2002

Net sales	$840,055	$442,955	$442,955

Operating expenses
Cost of sales	730,208	324,765	327,615
Selling, general and administrative	61,345	52,784	52,784
Depreciation	9,258	7,917	7,917
Gain on sale of Armuelles division	(20,658)	—	—

	780,153	385,466	388,316

Operating income	59,902	57,489	54,639
Interest income	645	988	988
Interest expense	(11,556)	(10,843)	(10,843)

Income from continuing operations before income taxes	48,991	47,634	44,784
Income taxes	(1,500)	(1,500)	(1,500)

Income from continuing operations	47,491	46,134	43,284
Discontinued operations
Income (loss) from operations	(1,854)	1,580	1,580
Gain on disposal of discontinued operations	10,918	—	—

Net income	$56,555	$47,714	$44,864

Basic and diluted earnings per common share:
— Continuing operations	$1.19	$1.15	$1.08
— Discontinued operations	0.22	0.04	0.04

— Net income	$1.41	$1.19	$1.12

*See Notes to Consolidated Financial Statements, including “Accounting Change” describing the Company’s change in method of accounting for certain tropical production and logistics expenses in interim periods.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(In thousands, except per share amounts)

	Reorganized Company*			Predecessor Company*
	Six Months Ended June 30, 2003	Quarter Ended June 30, 2002	Pro Forma* for Accounting Change Quarter Ended June 30, 2002	Quarter Ended March 31, 2002	Pro Forma* for Accounting Change Quarter Ended March 31, 2002
Net sales	$1,311,384	$442,955	$442,955	$446,146	$446,146

Operating expenses
Cost of sales	1,111,715	324,765	327,615	346,500	364,530
Selling, general and administrative	106,315	52,784	52,784	42,191	42,191
Depreciation	16,433	7,917	7,917	16,877	16,877
Gain on sale of Armuelles division	(20,658)	—	—	—	—

	1,213,805	385,466	388,316	405,568	423,598

Operating income	97,579	57,489	54,639	40,578	22,548
Interest income	1,037	988	988	624	624
Interest expense	(21,121)	(10,843)	(10,843)	(7,555)	(7,555)
Financial restructuring items	—	—	—	(222,341)	(222,341)

Income (loss) from continuing operations before income taxes and cumulative effect of a change in method of accounting	77,495	47,634	44,784	(188,694)	(206,724)
Income taxes	(3,500)	(1,500)	(1,500)	(1,000)	(1,000)

Income (loss) from continuing operations before cumulative effect of a change in method of accounting	73,995	46,134	43,284	(189,694)	(207,724)
Discontinued operations
Financial restructuring items	—	—	—	(63,481)	(63,481)
Income (loss) from operations	(5,382)	1,580	1,580	(125)	(125)
Gain on disposal of discontinued operations	12,823	—	—	—	—

Income (loss) before cumulative effect of a change in method of accounting	81,436	47,714	44,864	(253,300)	(271,330)
Cumulative effect of a change in method of accounting for goodwill	—	—	—	(144,523)	(144,523)

Net income (loss)	$81,436	$47,714	$44,864	$(397,823)	$(415,853)

Basic and diluted earnings per common share:
—Continuing operations	$1.85	$1.15	$1.08	$(2.42)	$(2.65)
—Discontinued operations	0.19	0.04	0.04	(0.81)	(0.81)
—Cumulative effect of a change in method of accounting for goodwill	—	—	—	(1.85)	(1.85)

—Net income (loss)	$2.04	$1.19	$1.12	$(5.08)	$(5.31)

*See Notes to Consolidated Financial Statements, including “Basis of Presentation” describing the Reorganized Company and Predecessor Company and “Accounting Change” describing the Company’s change in method of accounting for certain tropical production and logistics expenses in interim periods.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET (Unaudited)

(In thousands, except share amounts)

	June 30, 2003	December 31, 2002	June 30, 2002
ASSETS
Current assets
Cash and equivalents	$174,638	$52,885	$61,574
Trade receivables (less allowances of $13,997, $7,023, and $9,028)	333,262	186,280	181,927
Other receivables, net	92,023	73,137	73,452
Inventories	182,308	173,368	172,452
Prepaid expenses	17,202	14,045	37,766
Other current assets	12,099	4,588	15,497

Total current assets	811,532	504,303	542,668
Property, plant and equipment, net	409,577	308,316	367,545
Investments and other assets, net	128,317	146,083	157,064
Trademark	387,585	387,585	387,585
Goodwill	40,631	—	—
Assets of discontinued operations	—	295,954	300,290

Total assets	$1,777,642	$1,642,241	$1,755,152

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes and loans payable	$21,941	$5,375	$1,704
Long-term debt of subsidiaries due within one year	115,742	36,326	41,531
Accounts payable	296,354	130,829	141,394
Accrued liabilities	123,835	87,813	72,333

Total current liabilities	557,872	260,343	256,962
Long-term debt of parent company	250,000	250,000	250,000
Long-term debt of subsidiaries	94,481	144,796	201,907
Accrued pension and other employee benefits	82,118	98,069	98,200
Other liabilities	63,115	80,982	101,719
Liabilities of discontinued operations	—	178,762	172,474

Total liabilities	1,047,586	1,012,952	1,081,262

Shareholders’ equity
Common stock, $.01 par value (39,920,942, 39,846,755 and 39,806,698 shares outstanding, respectively)	399	398	398
Capital surplus	626,056	625,589	625,539
Retained earnings	94,631	13,195	47,714
Accumulated other comprehensive income (loss)	8,970	(9,893)	239

Total shareholders’ equity	730,056	629,289	673,890

Total liabilities and shareholders’ equity	$1,777,642	$1,642,241	$1,755,152

See Notes to Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)

(In thousands)

	Reorganized Company*		Predecessor Company*
	Six Months Ended June 30, 2003	Quarter Ended June 30, 2002	Quarter Ended March 31, 2002
Cash provided (used) by:
Operations
Income (loss) from continuing operations before cumulative effect of a change in method of accounting	$73,995	$46,134	$(189,694)
Financial restructuring items	—	—	209,480
Depreciation	16,433	7,917	16,877
Gain on sale of Armuelles division	(20,658)	—	—
Severance payments for Armuelles division	(16,713)	—	—
Changes in current assets and liabilities and other	(7,735)	(4,166)	(50,086)

Cash flow from operations	45,322	49,885	(13,423)

Investing
Capital expenditures	(27,246)	(3,821)	(2,561)
Proceeds from sale of Armuelles division	14,507	—	—
Other	2,600	(963)	(93)

Cash flow from investing	(10,139)	(4,784)	(2,654)

Financing**
Issuances of long-term debt	79,042	—	200
Repayments of long-term debt	(127,752)	(14,317)	(7,933)
CBI credit facility amendment and other fees	(3,869)	(249)	(7,393)
Increase (decrease) in notes and loans payable	12,870	(23,576)	18,554

Cash flow from financing	(39,709)	(38,142)	3,428

Discontinued operations	126,279	(45)	(1,289)

Increase (decrease) in cash and equivalents	121,753	6,914	(13,938)
Balance at beginning of period	52,885	54,660	68,598

Balance at end of period	$174,638	$61,574	$54,660

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

Accounting Change

In the first quarter of 2003, the Company changed its method of accounting for certain tropical production and logistics expenses of its Fresh Produce operations during interim periods. Previously, the Company used a standard costing method which allocated those costs evenly throughout the year on a per box basis. The Company has now adopted a costing method which recognizes costs as incurred. The accounting change has no effect on total-year costs or results. The Company has determined that this is a change to a preferable accounting method, particularly given that the previous method required estimations of full year production and logistics costs, which were susceptible to change depending on weather, labor or other factors. The Company’s independent auditors, Ernst & Young, have agreed that this is a change to a preferable method.

Had the Company used the new cost accounting method for 2002, the net loss for the quarter ended March 31, 2002 would have increased $18 million to $416 million ($5.31 per old share outstanding prior to the Company’s financial restructuring) and net income for the quarter ended June 30, 2002 would have decreased $3 million to $45 million ($1.12 per share). The Consolidated Statement of Income columns entitled “Pro Forma for Accounting Change” provide the Company’s 2002 results on a pro forma basis as if this accounting change had been adopted on January 1, 2002. Had the previous accounting policy been used in 2003, net income for the quarter and six months ended June 30, 2003 would have been $61 million ($1.53 per share) and $101 million ($2.53 per share), respectively.

Earnings Per Share

Basic and diluted earnings per common share (“EPS”) are calculated as follows (in thousands, except per share amounts):

	Reorganized Company			Predecessor Company
	Quarter Ended June 30, 2003	Quarter Ended June 30, 2002	Six Months Ended June 30, 2003	Quarter Ended March 31, 2002
Income (loss) from continuing operations before cumulative effect of a change in method of accounting	$47,491	$46,134	$73,995	$(189,694)
Discontinued operations	9,064	1,580	7,441	(63,606)

Income (loss) before cumulative effect of a change in method of accounting	56,555	47,714	81,436	(253,300)
Cumulative effect of a change in method of accounting for goodwill	—	—	—	(144,523)

Net income (loss)	$56,555	$47,714	$81,436	$(397,823)

Weighted average common shares outstanding (used to calculate basic EPS)	39,965	39,966	39,974	78,273
Stock options and other stock awards	76	7	44	—

Shares used to calculate diluted EPS	40,041	39,973	40,018	78,273

Basic and diluted earnings (loss) per common share:
— Continuing operations	$1.19	$1.15	$1.85	$(2.42)
— Discontinued operations	0.22	0.04	0.19	(0.81)

— Before cumulative effect of a change in method of accounting	1.41	1.19	2.04	(3.23)
— Cumulative effect of a change in method of accounting for goodwill	—	—	—	(1.85)

— Net income (loss)	$1.41	$1.19	$2.04	$(5.08)

The weighted average common shares outstanding for the Reorganized Company include 44,025 shares held in a “rabbi trust” for certain members of management.

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

Acquisition of German Distributor

On March 27, 2003, the Company acquired the remaining equity interests in Scipio GmbH & Co. (“Scipio”), a German limited partnership that owns Atlanta AG (“Atlanta”). Atlanta is the primary distributor of Chiquita products in Germany and Austria and has been the Company’s largest customer in Europe for many years. Prior to the acquisition, Chiquita held a 5% limited partnership interest in Scipio and loans secured by pledges of substantially all of its other limited partnership interests, and accounted for this investment under the equity method. Chiquita made the loans in the late 1980s and early 1990s in order to strengthen its relationship with Atlanta. The loans were made to four companies that used the proceeds to purchase substantially all of the limited partnership interests in Scipio. Under the terms of the acquisition, the Company exchanged its interests in the loans for the corresponding underlying Scipio limited partnership interests. After this exchange, Chiquita owned 97% of Scipio. The Company also acquired the general partnership interest and all of the remaining limited partnership interests in a step-acquisition. The total cash paid by the Company to acquire all of the equity interests in Scipio was approximately $1 million. Coinciding with the acquisition, the Chiquita Brands, Inc. (“CBI”) credit facility was amended and restated to add a new $65 million term loan to a subsidiary of CBI, the proceeds of which were lent to Atlanta and used to repay existing Atlanta lenders. This term loan has been paid down to $55 million at June 30, 2003 with proceeds from the sale of Chiquita Processed Foods (see “Discontinued Operations”).

Scipio/Atlanta’s first quarter 2003 net loss of $4 million, which was primarily due to severance costs and asset write-downs, was included in Chiquita’s cost of sales because Scipio/Atlanta was an investment accounted for under the equity method prior to the March 27, 2003 acquisition. Starting with the second quarter of 2003, Scipio/Atlanta’s results were fully consolidated in Chiquita’s financial statements. The acquisition of Scipio/Atlanta increased the Company’s net sales for the second quarter by $327 million. Scipio/Atlanta’s operating loss was $2 million, which included $7 million of restructuring charges, primarily composed of investment write-downs and severance costs. For the quarters ended June 30, 2002 and March 31, 2002, Chiquita’s cost of sales included breakeven results for Scipio/Atlanta. The balance sheet of Scipio/Atlanta is included in the Company’s Consolidated Balance Sheet as of June 30, 2003. Summarized balance sheet information at June 30, 2003 for Scipio/Atlanta, as well as the subsidiary of CBI that incurred the new term loan discussed above to repay Atlanta lenders, follows (in thousands):

Cash	$12,109
Other current assets, primarily trade receivables	183,853
Property, plant and equipment	104,219
Investments and other long-term assets	5,081
Intangibles	40,631

Total assets	$345,893

Notes payable	$7,671
Long-term debt due within one year	55,689
Other current liabilities, primarily trade payables*	229,857
Long-term liabilities	6,814

Total liabilities	$300,031

* Includes amounts owed to Chiquita subsidiaries of approximately $60 million, most of which arises from purchases of bananas, and which is eliminated in consolidation.

Discontinued Operations

In December 2002, the Company sold its interest in the Castellini group of companies (“Castellini”), a wholesale produce distribution business in the midwestern United States, for approximately $45 million, consisting of $21 million in cash plus debt assumed by the buyer. The Company recognized a gain of $10 million on this transaction in discontinued operations in the fourth quarter of 2002.

In January 2003, the Company sold Progressive Produce Corporation (“Progressive”), a California packing and distribution company, for approximately $7 million in cash. A $2 million gain on this sale was recognized in discontinued operations in the 2003 first quarter.

In April 2003, the Company sold an Atlanta AG port operation for approximately $10 million in cash. A gain of $3 million was recognized in discontinued operations during the second quarter.

On May 27, 2003, the Company sold Chiquita Processed Foods (“CPF”) to Seneca Foods Corporation for $110 million of cash and approximately 968,000 shares of Seneca preferred stock convertible into an equal number of shares of Seneca Common Stock Class A, which was recorded at its estimated fair value of $13 million. Seneca also assumed CPF debt, which was $61 million at May 27, 2003 ($81 million at December 31, 2002). The Company recognized an $8 million gain on the transaction, and the gain is included in discontinued operations for the 2003 second quarter.

The financial information of Castellini, Progressive and the Atlanta AG port operation were previously included in the Fresh Produce business segment, and CPF was previously included in the Processed Foods business segment. Their results are now included as discontinued operations in the Consolidated Financial Statements for all periods presented in which they were owned.

Income (loss) from discontinued operations presented below includes interest expense on debt assumed by the buyers of $1 million for the quarters ended June 30, 2003 and 2002, $2 million for the six months ended June 30, 2003, and $2 million for the quarter ended March 31, 2002.

In the financial information presented below, each of the discontinued operations is included through the date of its sale (in thousands):

	Reorganized Company			Predecessor Company
	Quarter Ended June 30, 2003	Quarter Ended June 30, 2002	Six Months Ended June 30, 2003	Quarter Ended March 31, 2002
Net sales	$54,571	$191,678	$147,081	$185,756

Financial restructuring items	$—	$—	$—	$(63,481)
Income (loss) from operations	(1,854)	1,580	(5,382)	(125)
Gain on sale	10,918	—	12,823	—

Income (loss) from discontinued operations	$9,064	$1,580	$7,441	$(63,606)

	June 30, 2003	December 31, 2002	June 30, 2002
Assets of discontinued operations:
Current assets	$—	$247,692	$225,989
Property, plant and equipment	—	41,451	65,008
Investments and other assets	—	6,811	9,293

	$—	$295,954	$300,290

Liabilities of discontinued operations:
Current liabilities	$—	$120,685	$92,033
Long-term debt	—	47,007	72,867
Other liabilities	—	11,070	7,574

	$—	$178,762	$172,474

Sale of Armuelles Division

On June 30, 2003, the Company sold the assets of its Armuelles, Panama banana production division for $20 million to a worker cooperative led by members of the Armuelles banana workers’ union. In connection with this transaction, the cooperative signed a 10-year contract to supply Chiquita with fruit at market prices. Sales proceeds included $15 million in cash financed by a Panamanian bank and $5 million from a loan provided by Chiquita. This loan will be repaid to the Company through an agreed-upon discount to the price per box during the initial years of the contract. As part of the transaction, Chiquita paid $20 million in workers’ severance and certain other liabilities of the Armuelles division, which were previously accrued. The Company recognized a gain of $21 million in the second quarter on the sale of Armuelles assets and settlement of its severance liabilities.

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

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was effective beginning January 1, 2002. Under this statement, subsidiaries that have been disposed of or classified as held for sale, and have operations and cash flows that can be clearly distinguished from the rest of the Company, are to be reported as discontinued operations. The Company sold its interest in Castellini in December 2002, Progressive in January 2003, an Atlanta AG port operation in April 2003 and CPF in May 2003. In accordance with the new standard, financial information for these businesses are reported in discontinued operations for all periods presented in which they were owned.

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

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” was issued in January 2003. This interpretation is effective beginning July 1, 2003, and requires the consolidation by business enterprises of variable interest entities. The Company is evaluating the impact of this interpretation on its consolidated financial statements.

Inventories (in thousands)

	June 30, 2003	December 31, 2002	June 30, 2002
Fresh produce	$40,177	$35,375	$34,030
Processed food products	7,681	6,318	3,867
Growing crops	92,271	93,518	95,124
Materials, supplies and other	42,179	38,157	39,431

	$182,308	$173,368	$172,452

Segment Information (in thousands)

Financial information for the Company’s business segments is as follows:

	Reorganized Company			Predecessor Company
	Quarter Ended June 30, 2003	Quarter Ended June 30, 2002	Six Months Ended June 30, 2003	Quarter Ended March 31, 2002
Net sales
Fresh Produce	$827,714	$433,844	$1,289,447	$438,081
Processed Foods	12,341	9,111	21,937	8,065

	$840,055	$442,955	$1,311,384	$446,146

Operating income
Fresh Produce	$57,746	$56,313	$94,468	$39,827
Processed Foods	2,156	1,176	3,111	751

	$59,902	$57,489	$97,579	$40,578

	Reorganized Company
	June 30, 2003	December 31, 2002	June 30, 2002
Total assets
Fresh Produce	$1,742,804	$1,313,044	$1,419,131
Processed Foods	34,838	33,243	35,731
Discontinued operations	—	295,954	300,290

	$1,777,642	$1,642,241	$1,755,152

Hedging

At June 30, 2003, the Company had euro-denominated forward contracts requiring the conversion of approximately €80 million of sales in 2003 and €30 million of sales in 2004 at average rates of $0.99 and $1.04 per euro, respectively. The Company also had euro-denominated option contracts which allow for conversion of approximately €15 million of sales in 2003 at a rate of $0.99 per euro. Additionally, the Company had zero-cost collar contracts which ensure conversion of approximately €30 million of sales in 2003 at average rates between $1.08 and $1.13 per euro, and €60 million of sales in 2004 at average rates between $1.07 and $1.10 per euro. The Company also had 3.5% Rotterdam barge fuel oil forward contracts at June 30, 2003 that require conversion of approximately 90,000 metric tons of fuel oil in 2003 and 15,000 metric tons in 2004 at prices ranging from $120 to $150 per metric ton. The fair value of the foreign currency option contracts and the fuel oil forward contracts at June 30, 2003 was not significant. The fair value of the foreign currency forward contracts and zero-cost collars at June 30, 2003 was a loss of approximately $18 million, which is included in accrued liabilities. The unrealized loss on these contracts deferred in accumulated other comprehensive income (loss) at the end of the second quarter was also $18 million, substantially all of which is expected to be reclassified to net income during the next twelve months. During the second quarter of 2003, the change in the fair value of these contracts relating to hedge ineffectiveness was not significant.

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

Financial restructuring items for the quarter ended March 31, 2002, totaling a net charge of $286 million, resulted from the following:

•	Exchange of previously outstanding parent company debt securities and accrued interest for 95.5% of the newly-issued Common Stock, par value $.01 per share, and $250 million of 10.56% Senior Notes due 2009 (the “Senior Notes”), resulting in a gain of $154 million;

•	Reduction of property, plant and equipment carrying values by $491 million, including reduction of the Company’s tropical farm assets by $320 million and shipping vessels by $158 million;

•	Reduction of long-term operating investments and other asset carrying values by $182 million;

•	Increase in the carrying value of the Chiquita trademark by $375 million;

•	Increase of $33 million in accrued pension and other employee benefits primarily associated with tropical pension/severance obligations;

•	Increase in other liabilities of $16 million for unfavorable lease obligations;

•	Reorganization costs of $30 million in the first quarter of 2002 primarily associated with professional fees and grants of new Common Stock to certain executives as part of the Chapter 11 restructuring; and

•	Reduction in carrying values of $63 million of long-term assets of subsidiaries that have subsequently been classified as discontinued operations.

The fresh start adjustments to the carrying values of the Company’s assets and liabilities were based upon the work of outside appraisers, actuaries and financial consultants, as well as internal valuation estimates using discounted cash flow analyses, to determine the relative fair values of the Company’s assets and liabilities.

Stock-Based Compensation

Effective January 1, 2003, the Company began recognizing stock option expense in its results of operations for new stock options granted after December 31, 2002. Prior to January 1, 2003, the Company accounted for stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The table below illustrates the effect of stock compensation expense on all periods as if the Company had always applied the fair value method under SFAS No. 123, “Accounting for Stock-Based Compensation.”

	Reorganized Company			Predecessor Company
(in thousands, except per share amounts)	Quarter Ended June 30, 2003	Quarter Ended June 30, 2002	Six Months Ended June 30, 2003	Quarter Ended March 31, 2002
Income (loss) before stock compensation expense	$56,759	$47,714	$81,925	$(397,823)
Stock compensation expense included in net income (loss)	(204)	—	(489)	—

Net income (loss)	56,555	47,714	81,436	(397,823)
Pro forma stock compensation expense*	(1,864)	(2,484)	(3,728)	(902)

Pro forma net income (loss)	$54,691	$45,230	$77,708	$(398,725)

Basic and diluted net income (loss) per common share:
Income (loss) before stock compensation expense	$1.42	$1.19	$2.05	$(5.08)
Stock compensation expense included in net income (loss)	(0.01)	—	(0.01)	—

Net income (loss)	1.41	1.19	2.04	(5.08)
Pro forma stock compensation expense*	(0.04)	(0.06)	(0.10)	(0.01)

Pro forma net income (loss)	$1.37	$1.13	$1.94	$(5.09)

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

Options for 260,000 shares and 75,000 shares of Common Stock were granted during the first and second quarters of 2003, respectively. The estimated weighted average fair value per option share granted was $6.58 during the first quarter of 2003 and $6.34 during the second quarter of 2003 using a Black-Scholes option pricing model based on market prices and the following assumptions at the dates of option grants: weighted average risk-free interest rate of 2.8% in the first quarter of 2003 and 2.9% in the second quarter of 2003, dividend yield of 0%, volatility factor for the Company’s common stock price of 60%, and a weighted average expected life of five years for options not forfeited.

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

Comprehensive Income (Loss) (in thousands):

	Reorganized Company			Predecessor Company
	Quarter Ended June 30, 2003	Quarter Ended June 30, 2002	Six Months Ended June 30, 2003	Quarter Ended March 31, 2002
Net income (loss)	$56,555	$47,714	$81,436	$(397,823)
Other comprehensive income
Unrealized foreign currency translation gains	13,648	2,454	16,494	485
Change in minimum pension liability	4,383	—	4,383	—
Changes in fair value of derivatives	(8,549)	(2,215)	(15,564)	(1,200)
Losses reclassified from OCI into net income (loss)	7,320	—	13,550	2,958

Comprehensive income (loss)	$73,357	$47,953	$100,299	$(395,580)

Item 2

CHIQUITA BRANDS INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operations

Net sales

Net sales for the second quarter of 2003 increased $397 million to $840 million versus $443 million in last year’s second quarter. The acquisition of Atlanta AG, a fresh produce distributor the Company acquired in late March 2002, accounted for $327 million of the increase. The remainder resulted from higher volume of bananas, increased sales of other fresh fruit and favorable European exchange rates.

Operating income—Second Quarter

In the first quarter of 2003, the Company changed its accounting for certain tropical production and logistics expenses during interim periods. Previously, the Company used a standard costing method, which allocated those costs evenly throughout the year based on volume. The Company has now adopted a costing method which recognizes costs as incurred. Had the Company been under the new accounting method for the second quarter of 2002, operating income would have decreased by $3 million. However, the accounting change has no effect on total-year costs or results. (See the Notes to Consolidated Financial Statements—“Accounting Change” for a further description).

Operating income from continuing operations for the second quarter of 2003 was $60 million. Historical second quarter 2002 operating income, before adjusting for the accounting change, was $58 million. After adjusting for the accounting change, pro forma operating income for the second quarter of 2002 was $55 million.

Fresh Produce segment operating income for the second quarter of 2003 was $58 million. Historical Fresh Produce operating income for the second quarter of 2002, before adjusting for the accounting change, was $57 million. After adjusting for the accounting change, pro forma Fresh Produce operating income for the second quarter of 2002 was $54 million. The improvement in 2003 operating results compared to 2002 pro forma operating income was primarily due to the following favorable items:

•	$21 million gain on the sale of the Armuelles banana production division;

•	$17 million from reduced production, advertising and personnel expenses;

•	$4 million net benefit from fresh produce sales in Europe (comprised of $41 million from favorable European exchange rates, offset by $26 million in lower local banana pricing in Europe and $11 million in hedging costs); and

•	$3 million from increased banana volume in Europe.

These favorable items were partially offset by:

•	$15 million effect from a lower balance sheet translation gain in 2003. A $5 million balance sheet translation gain was recorded in the 2003 second quarter versus a $20 million gain in the 2002 second quarter. The balance sheet translation results from the required revaluing of certain European assets, primarily trade receivables from the sale of bananas, at quarter-end exchange rates;

•	$11 million in restructuring costs associated with Atlanta AG, write-downs of certain joint ventures and severance related to Company cost-reduction programs;

•	$10 million of higher costs associated with purchased fruit, fuel and paper; and

•	$5 million adverse effect from lower banana pricing in North America.

On a U.S. dollar-denominated basis, core European banana prices increased 12% in the quarter due to the stronger euro. At the same time, the volume of bananas the Company sold in core Europe increased 10% because Chiquita increased sales of its premium-label fruit and second-label fruit by obtaining new business. On a local currency basis, average local banana prices for the second quarter were 10% lower than the prior year quarter as a result of the stronger euro and as discount retailers continued to make headway in Germany and the United Kingdom.

In North America, banana pricing for the 2003 second quarter fell 4% from strong levels a year ago, when a flood in Costa Rica and a strike in Honduras diminished industry supply, raising the spot market price. The volume of bananas the Company sold in North America was flat in the quarter compared to the 2002 second quarter.

On a U.S. dollar basis, banana prices in Asia, where the Company currently has a small presence, predominantly in Japan, were flat compared to a year ago. Local banana prices in Asia fell 7% from strong 2002 levels, when industry volume to Japan was down. The volume of bananas the Company sold in Asia in the 2003 second quarter rose 6%, as Chiquita continued to increase its business in the region.

As noted in “Discontinued Operations” below, in May 2003 the Company sold its vegetable canning business, which comprised more than 90% of net sales in the Processed Foods segment. The vegetable canning business is reported as a discontinued operation in the Consolidated Financial Statements. Remaining operations in the Processed Foods segment consist of processed fruit ingredient products, which are produced in Latin America and sold in North America, Europe and the Far East, and other consumer products, primarily edible oils, produced and sold through a joint venture in Honduras. Second quarter 2003 net sales for these remaining operations were $12 million, up from $9 million in 2002. Second quarter operating income was approximately $2 million, up from $1 million in 2002.

Interim results for the Company are subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full fiscal year. The Company’s results during the third and fourth quarters are generally weaker than in the first half of the year, due to increased availability of competing fruits and resulting lower banana prices.

Operating income—Year-to-Date

The Company’s emergence from Chapter 11 bankruptcy proceedings in March 2002 resulted in a new reporting entity and the adoption of fresh start reporting. Generally accepted accounting principles do not permit combining the results of the Reorganized Company with those of the Predecessor Company in the Consolidated Financial Statements. Accordingly, the Consolidated Statement of Income does not present results for the six months ended June 30, 2002. However, in order to provide investors with useful information and to facilitate understanding of the operating results for the six months ended June 30, 2003 relative to the corresponding 2002 period, the following discussion combines operating income of the Predecessor Company for the quarter ended March 31, 2002 and of the Reorganized Company for the quarter ended June 30, 2002. The primary impact of fresh start reporting on operating income was that it caused a significant decline in depreciation expense due to the asset write-downs recorded in conjunction with fresh start.

As previously discussed, the Company changed its accounting for certain tropical production and logistics expenses during interim periods. Had the Company been under the new accounting method in 2002, operating income for the six months ended June 30, 2002 would have decreased by $21 million. However, the accounting change has no effect on total-year costs or results.

Operating income from continuing operations for the six months ended June 30, 2003 was $98 million. Historical operating income for the six months ended June 30, 2002, before adjusting for the accounting change, was also $98 million. After adjusting for the accounting change, pro forma operating income for the six months ended June 30, 2002 was $77 million.

The improvement in 2003 operating results compared to 2002 pro forma operating income was primarily due to the following favorable items:

•	$21 million gain on the sale of the Armuelles banana production division;

•	$24 million from reduced production, advertising and personnel expenses;

•	$12 million net benefit from fresh produce sales in Europe (comprised of $76 million from favorable European exchange rates, offset by $46 million in lower local banana pricing in Europe and $18 million in hedging costs);

•	$5 million from increased banana volume in Europe; and

•	$8 million in lower depreciation expense, primarily as a result of reductions to the asset carrying values recorded in conjunction with the Company’s emergence from financial restructuring in March 2002.

These favorable items were partially offset by:

•	$11 million effect from lower balance sheet translation gains in 2003;

•	$17 million in restructuring costs associated with Atlanta AG, write-downs of certain joint ventures and severance related to Company cost-reduction programs; and

•	$21 million of higher costs associated with purchased fruit, fuel and paper.

Interest, Financial Restructuring and Taxes

Net interest expense in the 2003 second quarter was $11 million, which was $1 million higher than the same period a year ago. Interest expense increased by $2 million due to the acquisition of Atlanta AG. This was partially offset by a $1 million decrease in other subsidiary interest expense due to lower average debt outstanding.

Financial restructuring items totaled a net charge of $286 million for the quarter ended March 31, 2002. See the Notes to Consolidated Financial Statements for details of the 2002 charge.

The Company’s effective tax rate is affected by the level and mix of income among various domestic and foreign jurisdictions in which the Company operates. For the first quarter of 2002, income tax expense included a $4 million benefit from a 2002 tax law that changed the calculation of the Company’s 2001 U.S. alternative minimum tax liability.

Discontinued Operations

For all periods presented in which they were owned, discontinued operations include the operating results of the Castellini group of companies, a U.S. wholesale produce distribution business sold in December 2002; Progressive Produce Corporation, a California packing and distribution company sold in January 2003; a port operation owned by Atlanta AG sold in April 2003; and Chiquita Processed Foods (“CPF”), the Company’s vegetable canning business sold in May 2003. Discontinued operations for the second quarter of 2003 also include an $8 million gain on the sale of CPF and a $3 million gain on the sale of the Atlanta AG port operation, and for the first quarter of 2003 include a $2 million gain on the sale of Progressive.

Cumulative Effect of a Change in Method of Accounting for Goodwill

As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which resulted in a $145 million charge for the write-down of goodwill.

Acquisition of Scipio/Atlanta

On March 27, 2003, Chiquita purchased the remaining equity interests of Scipio/Atlanta, which had $1.3 billion of net sales in 2002. See the Notes to Consolidated Financial Statements for further information on Scipio/Atlanta and the acquisition. As a result of the acquisition, Scipio/Atlanta’s operating results were fully consolidated in Chiquita’s financial statements beginning in the second quarter of 2003. The acquisition of Scipio/Atlanta increased the Company’s net sales for the second quarter by $327 million. Scipio/Atlanta’s operating loss was $2 million, which included $7 million of restructuring charges, primarily composed of investment write-downs and severance costs. For the second quarter of 2002, when the investment was accounted for under the equity method, Chiquita’s cost of sales included breakeven results for Scipio/Atlanta. Restructuring at Scipio/Atlanta continues, and the Company anticipates there may be additional charges related to the restructuring this year. The balance sheet of Scipio/Atlanta is included in the Company’s Consolidated Balance Sheet as of June 30, 2003.

Sale of Armuelles Division

As previously announced, on June 30, 2003, the Company sold the assets of its Armuelles, Panama banana production division for $20 million to a worker cooperative led by members of the Armuelles banana workers’ union. In connection with this transaction, the cooperative signed a 10-year contract to supply Chiquita with fruit at market prices. Sales proceeds included $15 million in cash financed by a Panamanian bank and $5 million from a loan provided by Chiquita. This loan will be repaid to the Company through an agreed-upon discount to the price per box during the initial years of the contract. As part of the transaction, Chiquita paid $20 million in workers’ severance and certain other liabilities of the Armuelles division, which were previously accrued. In connection with the transaction, the Company terminated its lease with the Republic of Panama for the land where Armuelles operations were located, and the lease was assigned to and assumed by the cooperative.

As a result of this sale and other productivity improvements taken before the transaction was completed, the Company expects its costs related to fruit sourced from Armuelles to be approximately $12 million lower in 2003 than in 2002. The Company expects annual savings from the transaction to total approximately $15 million to $18 million by the end of 2004 compared to 2002 costs.

The Company recognized a gain of $21 million in the second quarter from the sale of Armuelles assets and settlement of its severance liabilities.

Cost-Reduction Initiatives

During the fourth quarter of 2002, Chiquita initiated a series of global performance-improvement programs to reduce costs over three years. The Company anticipated that its gross cost reductions would be partially offset by implementation expenses, such as severance, and possible cost increases affecting the industry. The original target to reduce gross costs by $150 million on an annual basis by the end of 2005 included improvements in CPF, the Company’s vegetable canning business. CPF was sold in May 2003. The new 2005 targets, adjusted to exclude the canning business, are $110 million in gross annual cost reductions and $70 million in net annual cost reductions, after potential industry offsets and before implementation costs.

For 2003, the Company now expects the gross cost reductions to exceed the previously announced target of $40 million. In the first six months of the year, the Company realized $24 million of actual cost savings, including productivity improvements at Armuelles, Panama.

The Company previously disclosed that it expected 2003 gross cost reductions to be largely offset by approximately $25 million of increased costs for purchased fruit, fuel and paper. The Company now expects increased costs for purchased fruit, fuel and paper to total approximately $27 million this year because of higher-than-expected fuel prices. In addition, Chiquita previously announced that it expects

2003 implementation expenses associated with its cost reduction programs, such as severance, to be approximately $10 million to $15 million, excluding restructuring at Atlanta AG.

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

Acquisition of Scipio/Atlanta

The acquisition of Scipio/Atlanta in March 2003 had a significant effect on the Company’s Consolidated Financial Statements. Information regarding the Scipio/Atlanta balance sheet and results of operations are provided in the Notes to Consolidated Financial Statements.

Other Liquidity and Capital Resources Information

Cash received from the sale of CPF has caused the Company’s cash balance to increase significantly to $175 million at June 30, 2003. The Company requires approximately $35 million of cash to maintain daily operations. Management is currently assessing its debt and capital structure, and plans to complete this review by the end of the year.

Cash flow from operations was $45 million for the first half of 2003, $50 million for the second quarter of 2002, and a deficit of $13 million for the first quarter of 2002. Operating cash flow in the 2003 second quarter reflects $17 million in severance payments made upon completion of the Armuelles sale in June 2003.

The Company’s capital expenditures of $27 million during the first half of 2003 included $14 million for the purchase of a ship that had previously been under operating lease to the Company. This purchase also added $14 million to debt.

Coinciding with the acquisition of Scipio/Atlanta late in March 2003, the Company’s CBI credit facility was amended and restated to add a new $65 million term loan to a subsidiary of CBI, the proceeds of which were lent to Atlanta and used to repay existing Atlanta lenders. Interest on the $65 million loan accrues at the bank corporate base rate plus 3.25%, subject to a minimum of 7.5%. A fee of $2 million was paid for the amendment to the facility. This new loan is secured with pledges of equity of Scipio/Atlanta and its subsidiaries and liens on certain assets of Scipio/Atlanta. This term loan was paid down to $55 million upon completion of the CPF sale.

In addition, at June 30, 2003, the CBI credit facility also included an outstanding term loan of $36 million. There were no outstanding borrowings under the revolving credit line. Revolving credit capacity of $8 million had been used to issue letters of credit and $67 million was available to the Company at June 30, 2003. The term of the CBI credit facility agreement expires in June 2004, and accordingly, the total amount of $91 million outstanding at June 30, 2003 under the CBI credit facility is classified on the balance sheet as long-term debt of subsidiaries due within one year.

As discussed above, Chiquita sold CPF to Seneca Foods Corporation on May 27, 2003. The sale of CPF brought in $110 million of cash and approximately 968,000 shares of Seneca preferred stock convertible into an equal number of shares of Seneca Common Stock Class A, which was recorded at its estimated fair value of $13 million. Seneca also assumed CPF debt, which was $61 million at May 27, 2003 ($81 million at December 31, 2002).

The Company believes that cash flow generated by operating subsidiaries, the cash received from the sale of CPF, the reduction of interest expense provided by the financial restructuring, and its borrowing capacity provide sufficient cash reserves and liquidity to fund the Company’s working capital needs, capital expenditures and debt service requirements, including CBII’s Senior Notes.

New Business Development

The Company is expanding the use of its premium Chiquita brand into high-quality fresh-cut fruit. Chiquita’s initial product line will consist of various combinations of watermelon, pineapple, cantaloupe, honeydew, strawberries and grapes in consumer-friendly packaging. The Company is building its first fresh-cut processing plant in a leased facility near Chicago. This facility will cut and package fresh fruit for retail customers from Minneapolis to Memphis and Kansas City to Pittsburgh. The Company expects the plant to be operating in the fourth quarter. The initial capital investment in this plant is expected to total approximately $8 million. The Company plans to eventually operate this business nationally.

Risks of International Operations

In 1993, the European Union (“EU”) implemented a discriminatory quota and licensing regime governing the importation of bananas into the EU. This regime significantly decreased the Company’s banana volume sold into the EU and resulted in significantly decreased operating results for the Company as compared to prior years.

During nine years of legal challenges through the World Trade Organization (“WTO”) and its predecessor, the EU quota and licensing regime was determined in several rulings to be in violation of the EU’s international trade obligations. In April 2001, the European Commission agreed to reform the EU banana import regime. The agreement led to a partial redistribution of licenses for the import of Latin American bananas under a tariff rate quota system for historical operators that went into effect on July 1, 2001 and is expected to continue through the end of 2005. As a result, the Company has not needed to purchase as many import licenses as had been required prior to July 1, 2001 in order to meet its customer demand.

On May 1, 2004, ten Central and Eastern European countries are scheduled to join the EU. This EU enlargement is expected to lead to an increase in the EU’s banana tariff rate quota volume and the issuance of additional banana import licenses. The EU’s decisions as to the amount of the volume increase, and the rules for administering the new licenses, are not expected to be announced until 2004. Management cannot predict what the EU’s decisions regarding enlargement will be or the impact they will have on market conditions for the sale of bananas in the EU, and there can be no assurance that the 2004 enlargement will not have a material adverse effect on the Company’s results of operations.

Under the April 2001 agreement, the EU banana tariff rate quota system is scheduled to be followed by a tariff-only system in 2006, a process that will require future consultations between the EU and the banana supplying interests. Management cannot predict the tariff levels that would be established under a tariff-only system, and there can be no assurance that the tariff levels established would not be materially adverse to marketers of Latin American bananas such as the Company. For further information, see “Part I – Business-Risks of International Operations” of the Company’s Annual Report on Form 10-K for 2002.

The Company has international operations in many foreign countries, including those in Central and South America, the Philippines and the Ivory Coast. These activities are subject to risks inherent in operating in these countries, including government regulation, currency restrictions and other restraints, burdensome taxes, risks of expropriation, threats to employees, political instability and terrorist activities, including extortion, and risks of action by U.S. and foreign governmental entities in relation to the Company. Should such circumstances occur, the Company might need to curtail, cease or alter its activities in a particular region or country. Chiquita’s ability to deal with these issues may be affected by applicable U.S. laws. The Company is currently dealing with one such issue, which it has brought to the attention of the appropriate U.S. authorities. Management does not currently believe that this matter will have a material effect on the Company.

* * * * *

This quarterly report contains certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond the control of Chiquita, including: the impact of changes in the European Union banana import regime expected to occur in connection with the anticipated enlargement of the EU in 2004 and the anticipated conversion to a tariff-only regime in 2006; prices for Chiquita products; availability and costs of products and raw materials; currency exchange rate fluctuations; natural disasters and unusual weather conditions; operating efficiencies; labor relations; the continuing availability of financing; the Company’s ability to realize its announced cost-reduction goals; actions of U.S. and foreign governmental bodies including in relation to, and the potential impact of political instability and terrorist activities on, the Company where it has international operations; and other market and competitive conditions. The forward-looking statements speak as of the date made and are not guarantees of future performance. Actual results or developments may differ materially from the expectations expressed or implied in the forward-looking statements, and the Company undertakes no obligation to update any such statements.

Item 3— Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Management” in the Company’s 2002 Annual Report on Form 10-K. As of June 30, 2003, there were no material changes to the information presented.

Item 4— Controls and Procedures

Chiquita maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic filings with the SEC is (a) accumulated and communicated to the Company’s management in a timely manner and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on an evaluation, as of June 30, 2003, of the Company’s disclosure controls and procedures, the Company’s chief executive officer and chief financial officer concluded that the design and operation of these controls and procedures are effective. Chiquita also maintains a system of internal control over financial reporting that is designed to provide reasonable assurance that its books and records accurately reflect its transactions and that its policies and procedures are followed. During the quarter ended June 30, 2003, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II—Other Information

Item 4—Submission of Matters to a Vote of Security Holders

In connection with the Company’s Annual Meeting of Shareholders held on May 22, 2003, proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. The following votes (representing approximately 87% of the shares eligible to vote) were cast at that meeting:

Election of Eight Directors

	Votes
Name	For	Withheld
Morten Arntzen	34,114,770	635,303
Jeffrey D. Benjamin	33,470,570	1,279,503
Robert W. Fisher	34,112,010	638,063
Cyrus F. Freidheim, Jr.	34,051,601	698,472
Roderick M. Hills	34,106,613	643,460
Durk I. Jager	33,470,540	1,279,533
Jaime Serra	33,471,073	1,279,000
Steven P. Stanbrook	33,473,054	1,277,019

Approval of the Company’s new Employee Stock Purchase Plan. The votes were: For—32,936,012; Against—1,784,805;
Abstain—29,256

Approval of the amendment and restatement of the Company’s 2002 Stock Option and Incentive Plan. The votes were:
For—29,924,033; Against—4,772,218; Abstain—53,822

Item 6—Exhibits and Reports on Form 8-K

(a)	Exhibit 10.1—Amended and Restated Chiquita 2002 Stock Option and Incentive Plan (Amended and Restated on April 3, 2003 and effective May 22, 2003), together with Supplement A to 2002 Plan, Annual Bonus Program, and Supplement B to 2002 Plan, Long Term Incentive Program. Incorporated by reference to Appendix B to definitive Proxy Statement of Chiquita Brands International, Inc. for Annual Meeting of Shareholders held May 22, 2003, included as part of Schedule 14A filed on April 22, 2003*

Exhibit 31—Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32—Section 1350 Certifications

*	Incorporated by reference.

(b)	The Company filed the following Current Reports on Form 8-K during the quarter ended June 30, 2003:

May 1, 2003 (filed May 1, 2003)—to furnish first quarter 2003 results and related matters

May 27, 2003 (filed June 11, 2003)—to report the sale of Chiquita Processed Foods, L.L.C. to Seneca Foods Corporation, including Item 2, Acquisition or Disposition of Assets, and Item 7, Pro forma Condensed Consolidated Income Statement and Balance Sheet (Unaudited) and certain exhibits

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIQUITA BRANDS INTERNATIONAL, INC.

By:	/s/ WILLIAM A. TSACALIS
William A. Tsacalis Vice President, Controller and Chief Accounting Officer

August 12, 2003