Form 10-Q
period 2003-09-30
CHIQUITA BRANDS INTERNATIONAL INC
filed 2003-11-13
CIK 101063

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 31, 2003, there were 39,953,583 shares of Common Stock outstanding.

CHIQUITA BRANDS INTERNATIONAL, INC.

Page
PART I - Financial Information

Item 1 - Financial Statements

Consolidated Statement of Income for the quarters ended September 30, 2003 and 2002	3

Consolidated Statement of Income for the nine months ended September 30, 2003, the six months ended September 30, 2002 and the quarter ended March 31, 2002	4

Consolidated Balance Sheet as of September 30, 2003, December 31, 2002 and September 30, 2002	5

Consolidated Statement of Cash Flow for the nine months ended September 30, 2003, the six months ended September 30, 2002 and the quarter ended March 31, 2002	6

Notes to Consolidated Financial Statements	7

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	23

Item 4 - Controls and Procedures	23

PART II - Other Information

Item 6 - Exhibits and Reports on Form 8-K	24

Signature	25

Part I - Financial Information

Item 1 - Financial Statements

CHIQUITA BRANDS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(In thousands, except per share amounts)

	Quarter Ended Sept. 30, 2003	Quarter Ended Sept. 30, 2002	Pro Forma* for Accounting Change Quarter Ended Sept. 30, 2002
Net sales	$636,566	$334,177	$334,177

Operating expenses
Cost of sales	555,849	282,585	278,302
Selling, general and administrative	61,327	46,607	46,607
Depreciation	9,495	7,567	7,567
Gain on sale of equity method investments	(12,038)	—	—

	614,633	336,759	332,476

Operating income (loss)	21,933	(2,582)	1,701
Interest income	943	960	960
Interest expense	(11,191)	(9,819)	(9,819)

Income (loss) from continuing operations before income taxes	11,685	(11,441)	(7,158)
Income taxes	(1,800)	(1,400)	(1,400)

Income (loss) from continuing operations	9,885	(12,841)	(8,558)
Discontinued operations	—	4,611	4,611

Net income (loss)	$9,885	$(8,230)	$(3,947)

Basic and diluted earnings per common share:
- Continuing operations	$0.25	$(0.32)	$(0.21)
- Discontinued operations	—	0.11	0.11

- Net income (loss)	$0.25	$(0.21)	$(0.10)

*	See Notes to Consolidated Financial Statements, including “Accounting Change” describing the Company’s change in method of accounting for certain tropical production and logistics expenses in interim periods.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(In thousands, except per share amounts)

	Reorganized Company*			Predecessor Company*
	Nine Months Ended Sept. 30, 2003	Six Months Ended Sept. 30, 2002	Pro Forma* for Accounting Change Six Months Ended Sept. 30, 2002	Quarter Ended March 31, 2002	Pro Forma* for Accounting Change Quarter Ended March 31, 2002
Net sales	$1,947,950	$777,132	$777,132	$446,146	$446,146

Operating expenses
Cost of sales	1,665,280	607,350	605,917	346,500	364,530
Selling, general and administrative	167,642	99,391	99,391	42,191	42,191
Depreciation	25,928	15,484	15,484	16,877	16,877
Gain on sale of equity method investments	(9,754)	—	—	—	—
Gain on sale of Armuelles division	(20,658)	—	—	—	—

	1,828,438	722,225	720,792	405,568	423,598

Operating income	119,512	54,907	56,340	40,578	22,548
Interest income	1,980	1,948	1,948	624	624
Interest expense	(32,312)	(20,662)	(20,662)	(7,555)	(7,555)
Financial restructuring items	—	—	—	(222,341)	(222,341)

Income (loss) from continuing operations before income taxes and cumulative effect of a change in method of accounting	89,180	36,193	37,626	(188,694)	(206,724)
Income taxes	(5,300)	(2,900)	(2,900)	(1,000)	(1,000)

Income (loss) from continuing operations before cumulative effect of a change in method of accounting	83,880	33,293	34,726	(189,694)	(207,724)
Discontinued operations
Financial restructuring items	—	—	—	(63,481)	(63,481)
Income (loss) from operations	(5,382)	6,191	6,191	(125)	(125)
Gain on disposal of discontinued operations	12,823	—	—	—	—

Income (loss) before cumulative effect of a change in method of accounting	91,321	39,484	40,917	(253,300)	(271,330)
Cumulative effect of a change in method of accounting for goodwill	—	—	—	(144,523)	(144,523)

Net income (loss)	$91,321	$39,484	$40,917	$(397,823)	$(415,853)

Basic and diluted earnings per common share:
- Continuing operations	$2.09	$0.83	$0.86	$(2.42)	$(2.65)
- Discontinued operations	0.19	0.16	0.16	(0.81)	(0.81)
- Cumulative effect of a change in method of accounting for goodwill	—	—	—	(1.85)	(1.85)

- Net income (loss)	$2.28	$0.99	$1.02	$(5.08)	$(5.31)

*	See Notes to Consolidated Financial Statements, including “Basis of Presentation” describing the Reorganized Company and Predecessor Company and “Accounting Change” describing the Company’s change in method of accounting for certain tropical production and logistics expenses in interim periods.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET (Unaudited)

(In thousands, except share amounts)

	September 30, 2003	December 31, 2002	September 30, 2002
ASSETS
Current assets
Cash and equivalents	$159,791	$52,885	$52,772
Trade receivables (less allowances of $14,648, $7,023, and $9,103)	260,564	186,280	162,828
Other receivables, net	79,774	73,137	64,185
Inventories	181,082	173,368	173,212
Prepaid expenses	19,052	14,045	31,322
Other current assets	12,181	4,588	14,785

Total current assets	712,444	504,303	499,104
Property, plant and equipment, net	420,994	308,316	309,327
Investments and other assets, net	110,990	144,072	149,591
Assets held for sale	6,410	2,011	56,707
Trademark	387,585	387,585	387,585
Goodwill	43,070	—	—
Assets of discontinued operations	—	295,954	389,843

Total assets	$1,681,493	$1,642,241	$1,792,157

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes and loans payable	$11,938	$5,375	$1,443
Long-term debt of subsidiaries due within one year	74,140	36,326	42,606
Accounts payable	240,201	130,829	124,218
Accrued liabilities	108,523	87,813	63,237

Total current liabilities	434,802	260,343	231,504
Long-term debt of parent company	250,000	250,000	250,000
Long-term debt of subsidiaries	100,207	144,796	188,562
Accrued pension and other employee benefits	79,596	98,069	96,980
Other liabilities	67,095	80,982	99,887
Liabilities of discontinued operations	—	178,762	257,769

Total liabilities	931,700	1,012,952	1,124,702

Shareholders’ equity
Common stock, $.01 par value (39,942,652, 39,846,755 and 39,816,164 shares outstanding, respectively)	399	398	398
Capital surplus	626,567	625,589	625,556
Retained earnings	104,516	13,195	39,484
Accumulated other comprehensive income (loss)	18,311	(9,893)	2,017

Total shareholders’ equity	749,793	629,289	667,455

Total liabilities and shareholders’ equity	$1,681,493	$1,642,241	$1,792,157

See Notes to Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)

(In thousands)

	Reorganized Company*		Predecessor Company*
	Nine Months Ended Sept. 30, 2003	Six Months Ended Sept. 30, 2002	Quarter Ended March 31, 2002
Cash provided (used) by:
Operations
Income (loss) from continuing operations before cumulative effect of a change in method of accounting	$83,880	$33,293	$(189,694)
Financial restructuring items	—	—	209,480
Depreciation	25,928	15,484	16,877
Gain on sale of equity method investments	(9,754)	—	—
Gain on sale of Armuelles division	(20,658)	—	—
Severance payments for Armuelles division	(16,713)	—	—
Changes in current assets and liabilities and other	12,935	5,790	(50,086)

Cash flow from operations	75,618	54,567	(13,423)

Investing
Capital expenditures	(36,801)	(8,452)	(2,561)
Proceeds from sale of property, plant and equipment	2,909	1,556	164
Proceeds from sale of equity method investments	18,692	—	—
Proceeds from sale of Armuelles division	14,802	—	—
Consolidation of variable interest entity	7,579	—	—
Other	4,383	698	(257)

Cash flow from investing	11,564	(6,198)	(2,654)

Financing**
Issuances of long-term debt	79,333	—	200
Repayments of long-term debt	(184,100)	(26,414)	(7,933)
CBI credit facility amendment and other fees	(4,326)	(309)	(7,393)
Increase (decrease) in notes and loans payable	2,867	(23,837)	18,554

Cash flow from financing	(106,226)	(50,560)	3,428

Discontinued operations	125,950	303	(1,289)

Increase (decrease) in cash and equivalents	106,906	(1,888)	(13,938)
Balance at beginning of period	52,885	54,660	68,598

Balance at end of period	$159,791	$52,772	$54,660

*	See Notes to Consolidated Financial Statements, including “Basis of Presentation” describing the Reorganized Company and Predecessor Company.

**	On March 19, 2002, in accordance with the Company’s Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code, all previously existing parent company public debt ($861 million principal plus $102 million accrued interest) was exchanged for 95.5% of the new common stock of the Reorganized Company and $250 million of 10.56% Senior Notes due 2009.

CHIQUITA BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Basis of Presentation

Chiquita Brands International, Inc. (“CBII”) and its subsidiaries (collectively, “Chiquita” or the “Company”) operate as a leading international marketer, producer and distributor of quality bananas and other fresh produce. On March 19, 2002, CBII, a parent holding company without business operations of its own, completed its financial restructuring when its pre-arranged Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Plan” or “Plan of Reorganization”) became effective. For financial reporting purposes, the Company used an effective date of March 31, 2002. References in these financial statements to “Predecessor Company” refer to the Company prior to March 31, 2002. References to “Reorganized Company” refer to the Company on and after March 31, 2002, after giving effect to the issuance of new securities in exchange for the previously outstanding securities in accordance with the Plan, and implementation of fresh start accounting. The securities issued pursuant to the Plan and the fresh start adjustments are described in “Financial Restructuring Items” below and in the Company’s 2002 Annual Report on Form 10-K.

Interim results for the Company are subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full fiscal year. The Company’s results during the third and fourth quarters are generally weaker than in the first half of the year due to increased availability of competing fruits and resulting lower prices. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the results of the interim periods shown have been made. See Notes to Consolidated Financial Statements included in the Company’s 2002 Annual Report on Form 10-K for additional information relating to the Company’s financial statements.

Accounting Change

In the first quarter of 2003, the Company changed its method of accounting for certain tropical production and logistics expenses of its banana operations during interim periods. Previously, the Company used a standard costing method which allocated those costs evenly throughout the year on a per box basis. The Company has now adopted a costing method which recognizes costs as incurred. The accounting change has no effect on total-year costs or results. The Company has determined that this is a change to a preferable accounting method, particularly given that the previous method required estimations of full year production and logistics costs, which were susceptible to change depending on weather, labor or other factors. The Company’s independent auditors, Ernst & Young, have agreed that this is a change to a preferable method.

Had the Company used the new cost accounting method for 2002, the net loss for the quarter ended September 30, 2002 would have decreased from $8 million to $4 million ($0.10 per share). Net income for the six months ended September 30, 2002 would have increased $1 million to $41 million ($1.02 per share), and the net loss for the quarter ended March 31, 2002 would have increased $18 million to $416 million ($5.31 per old share outstanding prior to the Company’s financial restructuring). The Consolidated Statement of Income columns entitled “Pro Forma for Accounting Change” provide the Company’s 2002 results on a pro forma basis as if this accounting change had been adopted on January 1, 2002. Had the previous accounting policy been used in 2003, net income for the quarter and nine months ended September 30, 2003 would have been $9 million ($0.22 per share) and $110 million ($2.76 per share), respectively.

Earnings Per Share

Basic and diluted earnings per common share (“EPS”) are calculated as follows (in thousands, except per share amounts):

	Reorganized Company				Predecessor Company
	Quarter Ended Sept. 30, 2003	Quarter Ended Sept. 30, 2002	Nine Months Ended Sept. 30, 2003	Six Months Ended Sept. 30, 2002	Quarter Ended March 31, 2002
Income (loss) from continuing operations before cumulative effect of a change in method of accounting	$9,885	$(12,841)	$83,880	$33,293	$(189,694)
Discontinued operations	—	4,611	7,441	6,191	(63,606)

Income (loss) before cumulative effect of a change in method of accounting	9,885	(8,230)	91,321	39,484	(253,300)
Cumulative effect of a change in method of accounting for goodwill	—	—	—	—	(144,523)

Net income (loss)	$9,885	$(8,230)	$91,321	$39,484	$(397,823)

Weighted average common shares outstanding (used to calculate basic EPS)	39,968	39,967	39,972	39,967	78,273
Stock options and other stock awards	152	—	80	9	—

Shares used to calculate diluted EPS	40,120	39,967	40,052	39,976	78,273

Basic and diluted earnings per common share:
- Continuing operations	$0.25	$(0.32)	$2.09	$0.83	$(2.42)
- Discontinued operations	—	0.11	0.19	0.16	(0.81)

- Before cumulative effect of a change in method of accounting	0.25	(0.21)	2.28	0.99	(3.23)
- Cumulative effect of a change in method of accounting for goodwill	—	—	—	—	(1.85)

- Net income (loss)	$0.25	$(0.21)	$2.28	$0.99	$(5.08)

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

The assumed conversions to common stock of the Company’s previously outstanding stock options, preferred stock and preference stock, and the Company’s currently outstanding warrants, stock options and other stock awards, are excluded from the diluted EPS computations for periods in which these items, on an individual basis, have an anti-dilutive effect on diluted EPS. The Company’s previously outstanding stock options and preferred and preference stock were all cancelled pursuant to the Company’s Plan of Reorganization. In connection with and following the financial restructuring, new stock options, stock awards and warrants to purchase common stock were issued.

Sale of Equity Method Investments

The Company recorded a net gain on the sale of equity method investments of $12 million in the third quarter of 2003 and $10 million for the nine months ended September 30, 2003 as a result of the following items:

•	Reduction of the Company’s ownership of Chiquita Brands South Pacific (“CBSP”), an Australian fresh produce distributor, to approximately 10% from approximately 28%. The Company received $14 million in cash from the sale of the shares and realized a $10 million gain on the sale in the third quarter 2003;

•	Sale of its minority interest in a small German fruit distributor in exchange for a ship and $1 million in cash, which resulted in a $3 million gain in the third quarter 2003;

•	Incurrence of an impairment charge of $1 million in the third quarter 2003 associated with its minority interest in a fruit distributor in Ireland, which was subsequently sold in October 2003; and

•	Sale of its joint venture interest in a Florida citrus producer and packer for $3 million in cash. The Company recognized a $2 million loss in the 2003 second quarter associated with this sale.

Because of the reduction in ownership of CBSP at the end of the third quarter, the Company no longer has significant influence over the operating and financial policies of CBSP. As such, the Company no longer uses the equity method of accounting for this investment. Rather, these publicly-traded CBSP shares are considered “available-for-sale” securities under SFAS No. 115. Such securities are reported at fair value, with unrealized gains or losses excluded from net income and included in other comprehensive income.

Acquisition of German Distributor

On March 27, 2003, the Company acquired the remaining equity interests in Scipio GmbH & Co., a German limited partnership that owns Atlanta AG and its subsidiaries (collectively, “Atlanta”). Atlanta is the primary distributor of Chiquita products in Germany and Austria and has been the Company’s largest customer in Europe for many years. Coinciding with the acquisition, the Chiquita Brands, Inc. (“CBI”) credit facility was amended and restated to provide a new $65 million term loan (the “Term B Loan”) to a subsidiary of CBI, the proceeds of which were lent to Atlanta and used to repay existing Atlanta lenders. The Term B Loan was paid down to $40 million at September 30, 2003.

Atlanta’s first quarter 2003 net loss of $4 million, which was primarily due to severance costs and asset write-downs, was included in Chiquita’s cost of sales because Atlanta was an investment accounted for under the equity method prior to the March 27, 2003 acquisition. Starting with the second quarter of 2003, Atlanta’s results were fully consolidated in Chiquita’s financial statements. The acquisition of Atlanta increased the Company’s second quarter net sales by $327 million and third quarter net sales by $260 million. Atlanta’s operating loss in the 2003 second quarter was $2 million, which included $7 million of charges comprised primarily of investment write-downs and severance costs. Atlanta’s operating loss in the 2003 third quarter was $1 million, which included $3 million of charges, primarily severance costs, associated with cost-cutting efforts. For the quarters ended March 31, 2002 and June 30, 2002, Chiquita’s cost of sales included breakeven results for Atlanta. For the quarter ended September 30, 2002, Chiquita’s cost of sales included a charge of $3 million related to a tax settlement at Atlanta.

Summarized balance sheet information at September 30, 2003 for Atlanta, including the subsidiary of CBI that incurred the Term B Loan to repay Atlanta lenders, follows (in thousands):

Cash	$15,547
Other current assets, primarily trade receivables	139,367
Property, plant and equipment	98,872
Investments and other long-term assets	6,604
Goodwill	43,070

Total assets	$303,460

Notes payable	$9,199
Long-term debt due within one year	40,000
Other current liabilities, primarily trade payables*	198,183
Long-term liabilities	10,988

Total liabilities	$258,370

*	Includes amounts owed to Chiquita subsidiaries of approximately $65 million, composed of $25 million for the repayment of the Term B Loan and $40 million from purchases of bananas. The $65 million amount owed to Chiquita subsidiaries is eliminated in consolidation.

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

In April 2003, the Company sold a port operation of Atlanta for approximately $10 million in cash. A gain of $3 million was recognized in discontinued operations during the 2003 second quarter.

In May 2003, the Company sold Chiquita Processed Foods (“CPF”) to Seneca Foods Corporation for $110 million of cash and approximately 968,000 shares of Seneca preferred stock convertible into an equal number of shares of Seneca Common Stock Class A, which was recorded at its estimated fair value of $13 million on the sale date. Seneca also assumed CPF debt, which was $61 million on the sale date ($81 million at December 31, 2002). The Company recognized an $8 million gain on the transaction, and the gain is included in discontinued operations for the 2003 second quarter.

Beginning with the 2003 third quarter, the Company revised its business segments (see “Segment Information” below for further information). The financial information of Castellini, Progressive and the Atlanta port operation were previously included in the old Fresh Produce business segment, and CPF was previously included in the old Processed Foods business segment. Their results are now included as discontinued operations in the Consolidated Financial Statements for all periods presented in which they were owned.

Income (loss) from discontinued operations presented below includes interest expense on debt assumed by the buyers of $1 million for the quarter ended September 30, 2002, $2 million for the nine months ended September 30, 2003, $3 million for the six months ended September 30, 2002, and $2 million for the quarter ended March 31, 2002.

In the financial information presented below, each of the discontinued operations is included through the date of its sale (in thousands):

	Reorganized Company				Predecessor Company
	Quarter Ended Sept. 30, 2003	Quarter Ended Sept. 30, 2002	Nine Months Ended Sept. 30, 2003	Six Months Ended Sept. 30, 2002	Quarter Ended March 31, 2002
Net sales	$—	$196,955	$147,081	$388,633	$185,756

Financial restructuring items	$—	$—	$—	$—	$(63,481)
Income (loss) from operations	—	4,611	(5,382)	6,191	(125)
Gain on sale	—	—	12,823	—	—

Income (loss) from discontinued operations	$—	$4,611	$7,441	$6,191	$(63,606)

	Reorganized Company
	September 30, 2003	December 31, 2002	September 30, 2002
Assets of discontinued operations:
Current assets	$—	$247,692	$312,567
Property, plant and equipment	—	41,451	68,041
Investments and other long-term assets	—	6,811	9,235

	$—	$295,954	$389,843

Liabilities of discontinued operations:
Current liabilities	$—	$120,685	$183,625
Long-term debt	—	47,007	66,688
Other long-term liabilities	—	11,070	7,456

	$—	$178,762	$257,769

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

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was effective beginning January 1, 2002. Under this statement, subsidiaries that have been disposed of or classified as held for sale, and have operations and cash flows that can be clearly distinguished from the rest of the Company, are to be reported as discontinued operations. The Company sold its interest in Castellini in December 2002, Progressive in January 2003, a port operation of Atlanta in April 2003, and CPF in May 2003. In accordance with the new standard, financial information for these businesses are reported in discontinued operations for all periods presented in which they were owned.

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

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51” was issued in January 2003. This interpretation addresses consolidation by business enterprises of variable interest entities. The interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiary. The Company’s investment in Chiquita-Enza Chile Ltda. (“Chiquita-Enza”), a producer and distributor of non-banana fresh fruit, which was previously accounted for as an equity method investment, qualifies for consolidation under the interpretation and, as a result, the Company began consolidating Chiquita-Enza on July 1, 2003. This consolidation resulted in an increase in the Company’s long-term debt, including the portion due within one year, of approximately $18 million. After repayments of $2 million in the third quarter, Chiquita-Enza’s debt was $16 million at September 30, 2003. This debt is secured by the consolidated assets of Chiquita-Enza, which were $28 million at September 30, 2003, and is non-recourse to other Chiquita subsidiaries. The consolidation did not result in any change to the Company’s equity. Chiquita-Enza has approximately $70 million in annual sales, about half of which are made to other Chiquita subsidiaries.

Inventories (in thousands)

	September 30, 2003	December 31, 2002	September 30, 2002
Bananas	$38,093	$32,447	$32,083
Other fresh produce	5,767	2,928	322
Processed food products	7,087	6,318	5,695
Growing crops	88,258	93,518	95,972
Materials, supplies and other	41,877	38,157	39,140

	$181,082	$173,368	$173,212

Segment Information

The Company has historically reported two business segments, Fresh Produce and Processed Foods. The Fresh Produce segment included the sourcing, transportation, distribution and marketing of bananas, as well as a wide variety of other fresh fruits and vegetables. The Processed Foods segment consisted primarily of the Company’s vegetable canning division, which accounted for more than 90 percent of the net sales in this segment and was sold in May 2003.

As a result of the sale of the vegetable canning division and the acquisition of Atlanta earlier this year, the Company’s internal reporting of the results of its business units has changed, and the Company has determined that it now has the following two reportable segments: Bananas and Other Fresh Produce.

The Company’s Banana segment includes the sourcing (production and purchase), transportation, distribution and marketing of bananas, including those marketed by Atlanta. The Company’s Other Fresh Produce segment includes the marketing and distribution of fresh fruits and vegetables other than bananas. In most cases, Chiquita does not grow the other fresh produce sold, but rather sources it from independent growers. Chiquita’s Other Fresh Produce business increased substantially with the acquisition of Atlanta, which has annual sales of approximately $900 million in non-banana fresh produce. The Other Fresh Produce segment also includes Chiquita’s new fresh-cut fruit business.

Remaining operations in the old Processed Foods segment consist of processed fruit ingredient products, which are produced in Latin America and sold elsewhere, and other consumer products, primarily an Honduran palm oil joint venture that was sold in October 2003. These operations are reported as “Other” below.

Financial information for the Company’s new business segments is as follows (in thousands):

	Reorganized Company				Predecessor Company
	Quarter Ended Sept. 30, 2003	Quarter Ended Sept. 30, 2002	Nine Months Ended Sept. 30, 2003	Six Months Ended Sept. 30, 2002	Quarter Ended March 31, 2002
Net sales
Bananas	$350,343	$296,444	$1,185,861	$669,307	$351,830
Other Fresh Produce	272,257	26,896	719,878	87,876	86,251
Other	13,966	10,837	42,211	19,949	8,065

	$636,566	$334,177	$1,947,950	$777,132	$446,146

Operating income (loss)
Bananas	$14,541	$5,537	$110,214	$62,036	$38,059
Other Fresh Produce	5,909	(9,410)	4,368	(9,647)	1,768
Other	1,483	1,291	4,930	2,518	751

	$21,933	$(2,582)	$119,512	$54,907	$40,578

	Reorganized Company
	September 30, 2003	December 31, 2002	September 30, 2002
Total assets
Bananas	$1,278,936	$1,167,075	$1,227,579
Other Fresh Produce	364,517	145,969	139,092
Other	38,040	33,243	35,643
Discontinued operations	—	295,954	389,843

	$1,681,493	$1,642,241	$1,792,157

Hedging

At September 30, 2003, the Company had euro-denominated forward contracts requiring the conversion of approximately €35 million of sales in 2003 and €30 million of sales in 2004 at average rates of $0.99 and $1.04 per euro, respectively. Additionally, the Company had zero-cost collar contracts which ensure conversion of approximately €40 million of sales in 2003 at average rates between $1.09 and $1.14 per euro, and €155 million of sales in 2004 at average rates between $1.08 and $1.12 per euro. The Company also had 3.5% Rotterdam barge fuel oil forward contracts at September 30, 2003 that require conversion of approximately 60,000 metric tons of fuel oil in 2003 and 70,000 metric tons in 2004 at prices ranging from $120 to $150 per metric ton, and a combination of Singapore and New York Harbor fuel oil forward contracts that require conversion of approximately 10,000 metric tons of fuel oil in 2003 and 20,000 metric tons in 2004 at prices ranging from $150 to $160 per metric ton. The fair value of the fuel oil forward contracts at September 30, 2003 was $1 million and is included in other current assets. The fair value of the foreign currency forward and zero-cost collar contracts at September 30, 2003 was a loss of approximately $13 million, which is included in accrued liabilities. The unrealized loss on all contracts deferred in accumulated other comprehensive income (loss) at the end of the third quarter was $12 million, substantially all of which is expected to be reclassified to net income during the next twelve months. During the third quarter of 2003, the change in the fair value of these contracts relating to hedge ineffectiveness was not significant.

Assets Held for Sale

In September 2002, the Company reached an agreement to sell five ships used in the Banana business for $54 million, which approximated the carrying value of the ships. The sale was completed in October 2002, and the proceeds from the sale were used to repay approximately $52 million of related debt.

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

Financial restructuring items for the quarter ended March 31, 2002, totaling a net charge of $286 million, resulted from the following:

•	Exchange of previously outstanding parent company debt securities and accrued interest for 95.5% of the newly-issued Common Stock, par value $.01 per share, and $250 million of 10.56% Senior Notes due 2009, resulting in a gain of $154 million;

•	Reduction of property, plant and equipment carrying values by $491 million, including reduction of the Company’s tropical farm assets by $320 million and shipping vessels by $158 million;

•	Reduction of long-term operating investments and other asset carrying values by $182 million;

•	Increase in the carrying value of the Chiquita trademark by $375 million;

•	Increase of $33 million in accrued pension and other employee benefits primarily associated with tropical pension and severance obligations;

•	Increase in other liabilities of $16 million for unfavorable lease obligations;

•	Reorganization costs of $30 million in the first quarter of 2002 primarily associated with professional fees and grants of new Common Stock to certain executives as part of the Chapter 11 restructuring; and

•	Reduction in carrying values of $63 million of long-term assets of subsidiaries that have subsequently been classified as discontinued operations.

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

	Reorganized Company				Predecessor Company
(in thousands, except per share amounts)	Quarter Ended Sept. 30, 2003	Quarter Ended Sept. 30, 2002	Nine Months Ended Sept. 30, 2003	Six Months Ended Sept. 30, 2002	Quarter Ended March 31, 2002
Income (loss) before stock compensation expense	$10,262	$(8,230)	$92,187	$39,484	$(397,823)
Stock compensation expense included in net income (loss)	(377)	—	(866)	—	—

Net income (loss)	9,885	(8,230)	91,321	39,484	(397,823)
Pro forma stock compensation expense*	(1,864)	(2,484)	(5,592)	(4,968)	(902)

Pro forma net income (loss)	$8,021	$(10,714)	$85,729	$34,516	$(398,725)

Basic and diluted earnings per common share:
Income (loss) before stock compensation expense	$0.26	$(0.21)	$2.30	$0.99	$(5.08)
Stock compensation expense included in net income (loss)	(0.01)	—	(0.02)	—	—

Net income (loss)	0.25	(0.21)	2.28	0.99	(5.08)
Pro forma stock compensation expense*	(0.05)	(0.06)	(0.14)	(0.13)	(0.01)

Pro forma net income (loss)	$0.20	$(0.27)	$2.14	$0.86	$(5.09)

*	Represents the additional amount of stock compensation expense that would have been included in net income (loss) had the Company applied the fair value method under SFAS No. 123 for awards issued prior to 2003, when the Company began expensing options.

Expense for stock options is calculated using the Black-Scholes option pricing model. The Company intends to continue using the Black-Scholes model until a better valuation technique, tailored to non-traded compensatory options, is recognized by generally accepted accounting principles.

Options for 260,000 shares, 95,000 shares and 19,000 shares of common stock were granted during the first, second and third quarters of 2003, respectively. The estimated weighted average fair value per option share granted was $6.58 during the first quarter of 2003, $6.70 during the second quarter of 2003 and $9.19 during the third quarter of 2003 using a Black-Scholes option pricing model based on market prices and the following assumptions at the dates of option grant: weighted average risk-free interest rate of 2.8% in the first and second quarters of 2003 and 3.4% in the third quarter of 2003; dividend yield of 0%; volatility factor for the Company’s common stock price of 60%; and a weighted average expected life of five years for options not forfeited.

The estimated weighted average fair value per option share granted during 2002 was $7.84 using the Black-Scholes option pricing model, which is based on market prices and the following assumptions at the date of option grant: weighted average risk-free interest rate of 4.4%; dividend yield of 0%; volatility factor for the Company’s common stock price of 47%; and a weighted average expected life of five years for options not forfeited.

Comprehensive Income (Loss) (in thousands):

	Reorganized Company				Predecessor Company
	Quarter Ended Sept. 30, 2003	Quarter Ended Sept. 30, 2002	Nine Months Ended Sept. 30, 2003	Six Months Ended Sept. 30, 2002	Quarter Ended March 31, 2002
Net income (loss)	$9,885	$(8,230)	$91,321	$39,484	$(397,823)
Other comprehensive income
Unrealized foreign currency translation gains	1,045	873	17,539	3,327	485
Sale of equity method investment	(3,008)	—	(3,008)	—	—
Change in fair value of cost investment	6,601	—	6,601	—	—
Change in minimum pension liability	—	—	4,383	—	—
Changes in fair value of derivatives	(2,586)	(344)	(18,150)	(2,559)	(1,200)
Losses reclassified from OCI into net income (loss)	7,289	1,249	20,839	1,249	2,958

Comprehensive income (loss)	$19,226	$(6,452)	$119,525	$41,501	$(395,580)

Item 2

CHIQUITA BRANDS INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operations

Net sales

Net sales for the third quarter of 2003 of $637 million increased by $302 million from last year’s third quarter. The acquisition of Atlanta, a fresh produce distributor the Company acquired in late March 2003, accounted for $260 million of the increase. The remainder resulted from higher volumes of bananas, grapes and pineapples, and favorable European exchange rates, partially offset by a decrease in local banana prices.

Operating income – Third Quarter

In the first quarter of 2003, the Company changed its accounting for certain tropical production and logistics expenses during interim periods. Previously, the Company used a standard costing method, which allocated those costs evenly throughout the year based on volume. The Company now has adopted an actual costing method, which recognizes the costs as incurred. Had the Company been under the new accounting method for the third quarter of 2002, operating income would have increased by $4 million. However, the accounting change has no effect on total-year costs or results. (See the Notes to Consolidated Financial Statements - “Accounting Change” for a further description.)

Operating income for the third quarter of 2003 was $22 million. Historical third quarter 2002 operating income, before adjusting for the accounting change, was a loss of $3 million. After adjusting for the accounting change, pro forma operating income for the third quarter of 2002 was $2 million.

The Company historically has reported two business segments, Fresh Produce and Processed Foods. The Fresh Produce segment included the sourcing, transportation, distribution and marketing of bananas, as well as a wide variety of other fresh fruits and vegetables. The Processed Foods segment consisted primarily of the Company’s vegetable canning division, which had accounted for more than 90 percent of the net sales in this segment and was sold in May 2003. As a result of the sale of the vegetable canning division and the acquisition of Atlanta earlier this year, the Company’s internal reporting of the results of its business units has changed, and the Company has determined that it now has the following reportable segments: Bananas and Other Fresh Produce. (See the Notes to Consolidated Financial Statements - “Segment Information” for a further description.)

Banana Segment. Banana segment operating income for the third quarter of 2003 was $15 million. Historical Banana operating income for the third quarter of 2002, before adjusting for the accounting change noted above, was $6 million. After adjusting for the accounting change, pro forma Banana operating income for the third quarter of 2002 was $10 million. The improvement in 2003 operating results compared to 2002 pro forma operating income was primarily due to the following favorable items:

•	$13 million from lower production, logistics, advertising and personnel costs; and

•	$2 million of gains associated with sales of equity method investments.

These favorable items were partially offset by:

•	$5 million net decline associated with European banana pricing and exchange (comprised of $20 million from favorable European currency exchange rates, including $3 million from balance sheet translation, offset by $19 million in lower local pricing in the Company’s core European, Eastern European and Mediterranean markets, and $6 million in higher hedging costs);

•	$3 million of charges associated with the closure of farms in Guatemala; and

•	$2 million of higher costs associated with purchased fruit.

On a U.S. dollar-denominated basis, banana prices for the Company’s core European markets (EU-15 countries, Norway and Switzerland) increased 3% in the quarter due to the stronger euro. The volume of bananas the Company sold in core Europe fell 1% as a severe heat wave in August depressed demand and prices. On a local currency basis, average banana prices in the Company’s core European markets fell 10% in the quarter.

Banana prices in Eastern Europe and the Mediterranean fell 8% on a U.S. dollar basis, and 20% on a local currency basis. The volume of bananas the Company sold in those markets rose 40% due to increased supply from strong growing conditions.

In North America, the Company’s banana prices fell 1% and the volume of bananas sold rose 3% as the Company successfully increased its contract business this year.

On a U.S. dollar basis, third quarter banana prices increased 1% in Asia, where the Company currently has a small presence, mainly in Japan, through a joint venture. Local banana prices in Asia fell 1%. The volume of bananas the Company sold in Asia rose 23% as the joint venture continued to increase its business in the region.

Other Fresh Produce Segment. Third quarter 2003 operating income for the Company’s Other Fresh Produce segment was $6 million, compared to a loss of $9 million last year, which included a $3 million charge for a tax settlement at Atlanta. The improvement in 2003 operating results was primarily due to:

•	$10 million gain on the previously announced sale of a portion of the Company’s stake in Chiquita Brands South Pacific, reducing the Company’s ownership to 10% from 28%; and

•	$5 million from increased grape and pineapple sales, and improvements in Atlanta’s other fresh produce business.

These favorable items were partially offset by:

•	$2 million in costs related to severance at Atlanta; and

•	$1 million in additional costs related to the start-up of the Company’s fresh-cut fruit business and its first plant, located in the midwestern United States.

Interim results for the Company are subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full fiscal year. The Company’s results during the third and fourth quarters are generally weaker than in the first half of the year due to increased availability of competing fruits and resulting lower prices.

Operating income - Year-to-Date

The Company’s emergence from Chapter 11 bankruptcy proceedings in March 2002 resulted in a new reporting entity and the adoption of fresh start reporting. Generally accepted accounting principles do not permit combining the results of the Reorganized Company with those of the Predecessor Company in the Consolidated Financial Statements. Accordingly, the Consolidated Statement of Income does not present results for the nine months ended September 30, 2002. However, in order to provide investors with useful information and to facilitate understanding of the operating results for the nine months ended September 30, 2003 relative to the corresponding 2002 period, the following discussion combines operating income of the Predecessor Company for the quarter ended March 31, 2002 and of the Reorganized Company for the six months ended September 30, 2002. The primary impact of fresh start reporting on operating income was that it caused a significant decline in depreciation expense due to the asset write-downs recorded in conjunction with fresh start reporting.

As previously discussed, the Company changed its accounting for certain tropical production and logistics expenses during interim periods. Had the Company been under the new accounting method in 2002, operating income for the nine months ended September 30, 2002 would have decreased by $17 million. However, the accounting change has no effect on total-year costs or results.

Operating income for the nine months ended September 30, 2003 was $120 million. Historical operating income for the nine months ended September 30, 2002, before adjusting for the accounting change, was $95 million. After adjusting for the accounting change, pro forma operating income for the nine months ended September 30, 2002 was $79 million.

Banana Segment. Banana segment operating income for 2003 was $110 million. Historical Banana operating income for 2002, before adjusting for the accounting change, was $100 million. After adjusting for the accounting change, pro forma Banana operating income for 2002 was $83 million. The $27 million improvement in 2003 operating income compared to 2002 pro forma operating income was primarily due to the following favorable items:

•	$21 million gain on the sale of the Armuelles banana production division;

•	$37 million from lower production, logistics, advertising and personnel costs;

•	$3 million net benefit from European banana pricing and exchange (comprised of $92 million from favorable European currency exchange rates, offset by $65 million in lower local pricing in the Company’s core European, Eastern European and Mediterranean markets, and $24 million in higher hedging costs); and

•	$9 million in lower depreciation expense, primarily as a result of reductions to the asset carrying values recorded in conjunction with the Company’s emergence from financial restructuring in March 2002.

These favorable items were partially offset by:

•	$8 million effect from lower balance sheet translation gains in 2003;

•	$7 million of costs, primarily severance, associated with the Company’s cost-reduction programs;

•	$5 million of charges associated with Atlanta restructuring costs; and

•	$23 million of higher costs associated with purchased fruit, fuel and paper.

Other Fresh Produce Segment. 2003 operating income for the Company’s Other Fresh Produce segment was $4 million, compared to a loss of $8 million last year, which included a $3 million charge for a tax settlement at Atlanta. The improvement in operating results was primarily due to:

•	$8 million of gains associated with the sale of shares of Chiquita Brands South Pacific and other equity method investments; and

•	$11 million from increased grape and pineapple sales, and improvements in Atlanta’s other fresh produce business.

These favorable items were partially offset by:

•	$10 million of Atlanta restructuring charges.

Interest, Financial Restructuring and Taxes

Net interest expense in the 2003 third quarter was $10 million, which was $1 million higher than the same period a year ago. Interest expense increased by $2 million due to the acquisition of Atlanta. This was partially offset by a $1 million decrease in other subsidiary interest expense due to lower average debt outstanding.

Financial restructuring items totaled a net charge of $286 million for the quarter ended March 31, 2002. See the Notes to Consolidated Financial Statements - “Financial Restructuring Items” for details of the 2002 charge.

The Company’s effective tax rate is affected by the level and mix of income among various domestic and foreign jurisdictions in which the Company operates. For the first quarter of 2002, income tax expense included a $4 million benefit from a 2002 tax law that changed the calculation of the Company’s 2001 U.S. alternative minimum tax liability.

Discontinued Operations

For all periods presented in which they were owned, discontinued operations include the operating results of the Castellini group of companies, a U.S. wholesale produce distribution business sold in December 2002; Progressive Produce Corporation, a California packing and distribution company sold in January 2003; a port operation owned by Atlanta sold in April 2003; and Chiquita Processed Foods (“CPF”), the Company’s vegetable canning business sold in May 2003. Discontinued operations also include an $8 million gain on the sale of CPF, a $3 million gain on the sale of the port operation by Atlanta in the second quarter of 2003, and a $2 million gain on the sale of Progressive in the first quarter of 2003.

Cumulative Effect of a Change in Method of Accounting for Goodwill

As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which resulted in a $145 million charge for the write-down of goodwill. (See the Notes to Consolidated Financial Statements - “Accounting Pronouncements” for a further description.)

Acquisition of Atlanta

On March 27, 2003, Chiquita purchased the remaining equity interests of Atlanta. As a result of the acquisition, Atlanta’s operating results were fully consolidated in Chiquita’s Consolidated Financial Statements beginning in the second quarter of 2003. This acquisition had a significant effect on the Company’s Consolidated Financial Statements, as Atlanta’s annual net sales are approximately $1.3 billion, and its consolidated assets range from $300 million to $350 million depending on seasonal working capital needs. Further information regarding Atlanta’s balance sheet and results of operations are provided in the Notes to Consolidated Financial Statements - “Acquisition of German Distributor.”

Atlanta began restructuring its operations prior to its acquisition by Chiquita. This restructuring primarily has involved the disposal or shut-down of poor-performing operations and reductions of workforce. Atlanta incurred $12 million of such costs in 2002, and an additional $15 million for the nine months ended September 30, 2003. Restructuring at Atlanta continues, and the Company anticipates there will be additional charges relating to the restructuring this year and into 2004.

Cost-Reduction Initiatives

During the fourth quarter of 2002, Chiquita initiated a series of global performance-improvement programs to reduce costs over three years. The Company anticipated that its gross cost reductions would be partially offset by implementation expenses, such as severance, and possible cost increases affecting the industry. The targets for 2005 are $110 million in gross annual cost reductions and $70 million in net annual cost reductions, after potential offsetting industry-wide cost increases, but before implementation expenses.

For 2003, the Company expects gross cost reductions to exceed $40 million. In the first nine months of the year, the Company realized $37 million of cost savings. The savings in the third quarter totaled $13 million.

The Company expects 2003 gross cost reductions to be largely offset by: $27 million of increased purchased fruit, fuel and paper costs; and $10 million to $15 million of implementation expenses associated with its cost reduction programs, excluding restructuring at Atlanta.

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

Other Liquidity and Capital Resources Information

Cash received from the sale of CPF and other assets has caused the Company’s cash balance to increase significantly to $160 million at September 30, 2003. Many other balance sheet line items have increased at September 30, 2003 compared to September 30, 2002 as a result of the acquisition of Atlanta (see the Notes to Consolidated Financial Statements - “Acquisition of German Distributor”). The Company requires approximately $35 million of cash to maintain daily operations. Management is currently assessing its debt and capital structure, as well as potential uses of cash, and plans to complete this review in early 2004.

Cash flow from operations was $76 million for the nine months ended September 30, 2003, $55 million for the six months ended September 30, 2002, and a deficit of $13 million for the first quarter of 2002. Operating cash flow in 2003 reflects $17 million in statutory severance payments made to approximately 3,000 employees whose employment was terminated upon completion of the sale of the Armuelles division in June 2003.

The Company’s capital expenditures of $37 million during the first nine months of 2003 included $14 million for the purchase of a ship that had previously been under operating lease to the Company. This purchase also added $14 million to debt.

Coinciding with the acquisition of Atlanta late in March 2003, the Company’s CBI credit facility, then consisting of a $50 million term loan (“Term A Loan”) and $57 million of unused borrowing capacity under a $72 million revolving line of credit, was amended and restated to add a new $65 million term loan (“Term B Loan”) to a subsidiary of CBI, the proceeds of which were lent to Atlanta and used to repay existing Atlanta lenders.

At September 30, 2003, the outstanding balance on the Term A Loan was $6 million, the Term B Loan had been paid down to $40 million, and there were no outstanding borrowings under the revolving credit line. Revolving credit capacity of $9 million had been used to issue letters of credit and $76 million was available to the Company at September 30, 2003. The term of the CBI credit facility agreement expires in June 2004 and, accordingly, the entire $46 million outstanding at September 30, 2003 under the facility is classified on the balance sheet as long-term debt of subsidiaries due within one year. As of October 31, 2003, the Company had repaid the Term A Loan in full and paid the Term B Loan down to $10 million.

During the third quarter of 2003, Chiquita received $14 million in cash from the sale of shares in Chiquita Brands South Pacific, and an additional $5 million in cash from the sale of other equity method investments.

Chiquita sold CPF to Seneca Foods Corporation in May 2003. The sale of CPF resulted in the receipt of $110 million of cash and approximately 968,000 shares of Seneca preferred stock convertible into an equal number of shares of Seneca Common Stock Class A, which was recorded at its estimated fair value on the sale date of $13 million. Seneca also assumed CPF’s debt, which was $61 million at the sale date ($81 million at December 31, 2002).

The Company believes that cash flow generated by operating subsidiaries, the cash received from the sale of CPF and other assets, and its borrowing capacity provide sufficient cash reserves and liquidity to fund the Company’s working capital needs, capital expenditures and debt service requirements.

New Business Development

The Company is expanding the use of its premium Chiquita brand into high-quality fresh-cut fruit. Chiquita’s initial product line will consist of various combinations of watermelon, pineapple, cantaloupe, honeydew, strawberries and grapes in consumer-friendly packaging. The Company is building its first fresh-cut processing plant in a leased facility near Chicago. This facility will cut and package fresh fruit for retail customers from Minneapolis to Memphis and Kansas City to Pittsburgh. The Company expects the plant to be operating in the fourth quarter. The initial capital investment in this plant is expected to total approximately $8 million. The Company plans eventually to operate this business throughout the United States.

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

On May 1, 2004, ten Central and Eastern European countries are scheduled to join the EU. This EU enlargement is expected to lead to an increase in the EU’s banana tariff rate quota volume and the issuance of additional banana import licenses. The EU’s decisions as to the amount of the volume increase, and the rules for allocating and administering the new licenses, are not expected to be announced until 2004. Management cannot predict what the EU’s decisions regarding enlargement will be or the impact they will have on prices and other market conditions for the sale of bananas in the EU, and there can be no assurance that the 2004 enlargement will not have a material adverse effect on the Company’s results of operations.

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

The Company has international operations in many foreign countries, including those in Central and South America, the Philippines and the Ivory Coast. These activities are subject to risks inherent in operating in these countries, including government regulation, currency restrictions and other restraints, burdensome taxes, risks of expropriation, threats to employees, political instability and terrorist activities, including extortion, and risks of action by U.S. and foreign governmental entities in relation to the Company. Should such circumstances occur, the Company might need to curtail, cease or alter its activities in a particular region or country. Chiquita’s ability to deal with these issues may be affected by applicable U.S. laws. The Company is currently dealing with one such issue, which it has brought to the attention of the appropriate U.S. authorities. Management does not currently believe that this matter will have a material effect on the Company, although there can be no assurance in this regard.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Management” in the Company’s 2002 Annual Report on Form 10-K. As of September 30, 2003, there were no material changes to the information presented.

Item 4 - Controls and Procedures

Chiquita maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic filings with the SEC is (a) accumulated and communicated to the Company’s management in a timely manner and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on an evaluation, as of September 30, 2003, of the Company’s disclosure controls and procedures, the Company’s chief executive officer and chief financial officer concluded that the design and operation of these controls and procedures are effective. Chiquita also maintains a system of internal control over financial reporting that is designed to provide reasonable assurance that its books and records accurately reflect its transactions and that its policies and procedures are followed. During the quarter ended September 30, 2003, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibit 10.1 - Second Amended and Restated Credit Agreement dated as of March 27, 2003 among Chiquita Brands, Inc. and Atcon Finanz, Inc., as Borrowers, the Lenders designated therein, Wells Fargo Foothill, Inc. (formerly known as Foothill Capital Corporation), as Administrative Agent, and Wells Fargo Bank, National Association, as Loan Arranger and Syndication Agent, conformed to include amendments through August 28, 2003, pursuant to First Amendment and First Limited Waiver to Second Amended and Restated Credit Agreement, dated as of May 22, 2003 and Second Amendment and Second Limited Waiver to Second Amended and Restated Credit Agreement dated as of August 11, 2003.

Exhibit 31 - Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32 - Section 1350 Certifications

(b)	The Company has filed the following Current Reports on Form 8-K since the beginning of the 2003 third quarter:

July 31, 2003 (filed July 31, 2003) - to furnish second quarter 2003 results and related matters.

October 7, 2003 (filed October 8, 2003) - to furnish information about the possible effect of the 2004 enlargement of the European Union and related revisions to the EU banana import regime.

October 30, 2003 (filed October 30, 2003) - to furnish third quarter 2003 results and related matters.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIQUITA BRANDS INTERNATIONAL, INC.

By:	/s/ William A. Tsacalis

William A. Tsacalis Vice President, Controller and Chief Accounting Officer

November 13, 2003