Form 10-K
period 2003-12-31
CHIQUITA BRANDS INTERNATIONAL INC
filed 2004-03-11
CIK 101063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Fiscal Year Ended December 31, 2003

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Transition Period from                      to

Commission File Number 1-1550

CHIQUITA BRANDS INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

New Jersey	04-1923360
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 East Fifth Street, Cincinnati, Ohio	45202
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (513) 784-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, par value $.01 per share	New York
Warrants to Subscribe for Common Stock	New York
10.56% Senior Notes due March 15, 2009	New York

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

The aggregate market value of Common Stock held by non-affiliates at June 30, 2003, the last business day of the registrant’s most recently completed second quarter, was approximately $575 million.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of March 1, 2004, 40,563,934 shares of Common Stock were outstanding.

Documents Incorporated by Reference

Portions of the Chiquita Brands International, Inc. 2003 Annual Report to Shareholders are incorporated by reference in Parts I and II. Portions of the Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference in Part III.

CHIQUITA BRANDS INTERNATIONAL, INC.

This Annual Report on Form 10-K contains certain information that may be deemed to be statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect management’s current views and estimates of future economic circumstances, industry conditions and Company performance. They are subject to a number of assumptions, risks and uncertainties, many of which are beyond the control of Chiquita, including: the impact of changes in the European Union banana import regime expected to occur in connection with the enlargement of the EU in 2004 and the anticipated conversion to a tariff-only regime not later than 2006; prices for Chiquita products; availability and costs of products and raw materials; currency exchange rate fluctuations; natural disasters and unusual weather conditions; operating efficiencies; labor relations; actions of governmental bodies; the continuing availability of financing; the Company’s ability to realize its announced cost-reduction goals; risks inherent in operating in foreign countries, including government regulation, currency restrictions and other restraints, burdensome taxes, risks of expropriation, threats to employees, political instability and terrorist activities, including extortion, and risks of action by U.S. and foreign governmental entities in relation to the Company; and other market and competitive conditions. See Risks of International Operations for further information.

The forward-looking statements speak as of the date made and are not guarantees of future performance. Actual results or developments may differ materially from the expectations expressed or implied in the forward-looking statements, and the Company undertakes no obligation to update any such statements.

PART I

ITEM 1 - BUSINESS

GENERAL

Chiquita Brands International, Inc. (“CBII”) and its subsidiaries (collectively, “Chiquita” or the “Company”) operate as a leading international marketer, producer and distributor of bananas and other fresh produce sold under the “Chiquita” and other brand names. The Company also distributes and markets fresh-cut fruit and other branded, value-added fruit products.

During 2003, the Company completed the acquisition of a German distributor of fresh produce, Atlanta AG (“Atlanta”), which was the Company’s largest customer in Europe and in which Chiquita already held a substantial investment (see Note 7 to the Consolidated Financial Statements in Exhibit 13). Chiquita’s operations in the other fresh produce business increased substantially with the acquisition of Atlanta, which has annual sales of approximately $1.2 billion, of which approximately $900 million is non-banana fresh produce.

Also during 2003, the Company sold its vegetable canning business, Chiquita Processed Foods (“CPF”). CPF had accounted for more than 90% of the net sales of the Company’s processed foods business. Remaining processed foods operations consist of processed fruit ingredient products, which are produced in Latin America and sold elsewhere, and other consumer products.

As a result of the acquisition of Atlanta and the sale of CPF, the Company’s internal reporting of the results of its business units changed, and the Company now has the following reportable segments: Bananas and Other Fresh Produce.

In March 2002, CBII, a parent holding company without business operations of its own, completed its financial restructuring when its pre-arranged Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Plan” or “Plan of Reorganization”) became effective. Pursuant to the Plan, $861 million of previously outstanding public debt securities and $102 million of accrued and unpaid interest thereon were exchanged for $250 million of 10.56% Senior Notes due 2009 and 95.5% (38.2 million shares) of newly issued common stock (“Common Stock”) in a reorganized CBII. Previously outstanding preferred, preference and common stock (including accrued but unpaid dividends on the preferred and preference stock) was exchanged for 2% (0.8 million shares) of the new Common Stock as well as 7-year warrants, exercisable at $19.23 per share, to purchase up to 13.3 million additional shares of new Common Stock. In addition, as part of a management incentive program, certain executives were granted rights to receive 2.5% (1 million shares) of the new Common Stock. Consequently, upon emergence from the Chapter 11 proceedings in March 2002, the majority of the Company’s stockholders were former holders of its debt securities, and the equity ownership of its former shareholders had been substantially diluted.

The Company has further reduced debt from $654 million in March 2002 upon emergence from Chapter 11, which includes debt of discontinued operations such as CPF, to $395 million at December 31, 2003. The reduction in debt resulted primarily from the sales of assets. Between March 2002 and December 2003, the Company sold assets for proceeds totaling approximately $370 million, including $85 million in debt assumed by buyers, including the following:

•	CPF, the Company’s vegetable canning division, to Seneca Foods Corporation for $110 million of cash, 968,000 shares of Seneca convertible preferred stock, and $61 million of debt assumed by Seneca at the date of sale;

•	the Castellini group of companies, a wholesale produce distribution business in the midwestern United States, for approximately $45 million, consisting of $21 million in cash plus debt assumed by the buyer; and

•	five ships used in the banana business for $54 million.

For further description of factors affecting Chiquita’s results of operations, including results by business segment, liquidity, and financial condition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 15 to the Consolidated Financial Statements included in Exhibit 13. Factors that may cause fluctuations in operating results are also discussed below.

No individual customer has accounted for more than 10% of the Company’s net sales during any of the last three years.

Banana Segment

The Company sources, distributes and markets bananas sold under the “Chiquita” and other brand names. Banana sales amounted to approximately 60% of the Company’s consolidated net sales in 2003. In 2002 and 2001, prior to the acquisition of Atlanta, banana sales amounted to approximately 85% of consolidated net sales. In 2003, approximately two-thirds of banana sales were in Europe and other international markets, and the remainder were in North America. The Company also has operations in the Middle East and Far East, mostly through a joint venture, which sources its bananas from the Philippines.

Chiquita believes it derives competitive benefits in the sourcing, distribution and marketing of bananas from its:

•	powerful brand;

•	superior customer service and category management;

•	strong market positions in Europe and North America, its principal markets;

•	social and environmental responsibility;

•	cost-efficient transportation system;

•	number and geographic diversity of major sources of bananas;

•	state-of-the-art banana ripening techniques; and

•	excellent agricultural practices.

These characteristics enhance Chiquita’s ability to competitively provide customers with premium quality bananas on a consistent basis.

Distribution and Marketing. Chiquita sells and distributes bananas in North America, Europe, the Middle East and the Far East. The Company has regional sales organizations to service major retail customers and wholesalers. In most cases, especially in Europe, these organizations provide services in both bananas and other fresh produce. In North America, a significant number of the Company’s retail customers are large chain stores with which Chiquita enters into one to three-year product and service contracts with agreed-upon pricing which may fluctuate seasonally. An advantage of these contracts is that the Company can sell bananas at fixed prices even when there is an oversupply of bananas and spot prices are lower. A disadvantage is that the Company cannot pass on unexpected cost increases when they arise.

Continuing industry consolidation has increased the buying leverage of major domestic and international grocery retailers. Retailers and wholesalers are generally seeking fewer suppliers that can provide a wider range of fresh produce.

The Company’s operating subsidiary, Chiquita Brands L.L.C., formerly known as Chiquita Brands, Inc. (“CBI”), owns the “Chiquita” trademark and most of the Company’s other trademarks, which are registered around the world. Approximately 85% of the bananas sold by the Company during 2003 were sold under the “Chiquita” or “Chiquita Jr.” brand name.

Because of the strength of the “Chiquita” brand and the Company’s reputation for consistent product quality, leadership in category management, and innovative ripening and marketing techniques as discussed below, Chiquita generally obtains a premium price for its bananas sold in Europe and, to a lesser extent, North America.

Bananas are distributed and marketed internationally in a highly competitive environment. Although smaller companies, including growers’ cooperatives, are a competitive factor, Chiquita’s primary competitors are a limited number of other international banana importers and exporters. To compete successfully, Chiquita must be able to source bananas of uniformly high quality and quickly transport and distribute them to worldwide markets. Due to their highly perishable nature, bananas must be brought to market and sold generally within 30 to 40 days after harvest. Chiquita’s sourcing and logistics operations are described below. Chiquita sells approximately one-fourth of all bananas imported into North America and Europe, its principal markets. The joint venture through which the Company operates in the Far East market sells approximately 10% of bananas imported into Japan.

In Europe, the Company’s core markets are the current countries of the European Union (Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, Netherlands, Portugal, Spain, Sweden and United Kingdom) plus Norway and Switzerland. Established retail customers make up most of the Company’s customer base in these countries. The Company also sells bananas in other countries in the region, including the Czech Republic, Poland, Slovak Republic, Hungary and Russia. While an increasing portion of the sales in these other countries are to international retailers also served in core markets, sales of bananas into these countries may fluctuate more than in core markets based on availability.

Bananas, which are harvested while still green, are one of the few fruits that ripen best after they are harvested. To control quality, bananas are normally ripened under controlled conditions. In recent years, the Company has increased its sales of “yellow” (ripened) bananas relative to unripened green fruit. The Company operates pressurized ripening rooms in Europe and North America to manage the ripening process. The Company has developed a patented ripening technology that enables bananas to be ripened in shipping containers during transit. The Company believes this service provides value to customers through improved fruit quality, longer shelf life, lower inventory levels and lower required investment. For a number of major retailers, the Company acts as a technical advisor or operates the customers’ own ripening facilities. Chiquita also provides retail marketing support services for bananas to its customers. Such ripening and advisory services help the Company develop long-term supply relationships with customers.

The selling price received for bananas depends on several factors, including their availability and quality in relation to competing produce items. Although the supply and production of bananas tends to be relatively stable throughout the year, banana pricing is seasonal. This is because bananas compete against other fresh fruit, a major portion of which comes to market in the summer and fall. As a result, banana prices and the Company’s banana segment results are typically stronger during the first half of the year.

Sourcing. Bananas grow in tropical climates where the temperature generally does not fall below 50 degrees Fahrenheit. A healthy banana plant can produce fruit for harvest approximately every seven months. Harvested bananas are washed, cut into clusters and packed into 40-pound boxes. The boxes of bananas are placed on pallets and loaded into containers.

The production of bananas is vulnerable to (i) adverse weather conditions, including windstorms, floods, drought and temperature extremes, (ii) natural disasters, such as earthquakes, (iii) crop disease, such as the leaf fungus black sigatoka, and (iv) pests. The damage caused depends on the stage of fruit production at the time of the event. These circumstances are largely unpredictable and may vary significantly in severity and effect. In 1998, the Company’s farms in Honduras were destroyed and farms in Guatemala were damaged by widespread flooding caused by Hurricane Mitch. The Company spent $94 million in capital expenditures to rehabilitate the Honduran and Guatemalan operations. At times during the history of the banana industry, crop diseases have caused the industry to replant entire areas and to change plant varieties, all at considerable costs in both capital investment and temporary lack of available supply. If banana plantings are destroyed, approximately nine months are required from replanting to first harvest.

Weather, disease and natural disasters may result in lower volume of bananas available for sale but, if the conditions are widespread in the industry, they may also restrict supplies and lead to an increase in spot market prices at which bananas can be sold. This increase in spot market prices, however, would generally not impact customers that have fixed contract prices. In most cases, these occurrences result in increased costs to the Company, such as use of additional chemicals or other agricultural techniques to limit crop damage from disease or, in the case of flooding, repairs to infrastructure and, if necessary, total replanting. Incremental costs may also be incurred if the Company needs to find alternate short-term supplies of bananas from other growers in order to meet its obligations to long-term customers.

In addition, production may be affected by political changes in countries where bananas are grown.

Competitors may be affected differently, depending upon their ability and cost to obtain adequate supplies from sources in other geographic areas. Chiquita’s geographic diversity in production locations both lessens the risk that any single major event would have a material adverse effect on its financial condition and increases the risk that the Company could be exposed to events that may impact its operations on a smaller scale. During 2003, approximately one-fifth of all bananas sold by Chiquita were sourced from each of Costa Rica and Guatemala. Bananas are also sourced from numerous other countries, including Panama, Colombia, Honduras, and Ecuador.

Labor costs in the tropics for the Company’s owned production of bananas represent approximately 5% of the Company’s total operating costs. These costs vary depending on the country of origin. To a lesser extent, paper costs are important since bananas are packed in cardboard boxes for shipment.

In 2003, approximately 40% of the bananas sourced by Chiquita were produced by subsidiaries, and the remainder were purchased from independent growers under short and long-term fruit supply contracts in which Chiquita takes title to the fruit, either at packing stations or once loaded aboard ships. Purchasing bananas allows the Company to reduce its financial and operating risks and to avoid substantial investment spending associated with the capital requirements, maintenance and financing of additional banana farms. Typically these banana purchase agreements have multi-year terms, in some cases as long as 15 years. However, the applicable prices under some of these agreements are renegotiated annually or every other year and, if a new purchase price cannot be agreed, the contract will terminate. In 2003, no single supplier provided 10% or more of Chiquita’s bananas. Although there is no standard form of banana purchase contract, most of these long-term agreements include provisions relating to agricultural practices, packing and fruit handling, environmental practices, food safety, social responsibility standards, penalties payable by Chiquita for fruit that is not exported, penalties payable by the grower for shortages, and provisions common to contracts for the international sale of goods. Normally, the prices paid to suppliers under the contracts are higher in the high season (January to June). Under some fruit supply arrangements, Chiquita provides technical assistance to the suppliers related to production and packing of bananas for shipment.

For many years, the Company’s Armuelles, Panama banana production division had experienced quality problems, labor disruptions and high costs compared to other divisions, primarily as a result of various labor issues. In June 2003, the Company sold the assets of its Armuelles division for $20 million to a worker cooperative led by members of the Armuelles banana workers’ union. In connection with this transaction, the cooperative signed a 10-year contract to supply Chiquita with fruit at market prices. Sales proceeds included $15 million in cash financed by a Panamanian bank and a $5 million note receivable from the worker cooperative. This note is to be repaid to the Company through an agreed-upon discount to the price per box paid by the Company for fruit purchased during the first half of the contract. As part of the transaction, Chiquita also paid $20 million in workers’ severance and certain other liabilities of the Armuelles division, which were previously accrued.

In January 2004, the Company confirmed it is having discussions regarding the potential sale of its banana-producing and port operations in Colombia to Invesmar Ltd., the holding company of C.I. Banacol S.A., a Colombian-based producer and exporter of bananas. The discussions also involve a potential long-term agreement for Chiquita’s purchase of Colombian bananas. There can be no assurance that these discussions will lead to an agreement or a transaction. Chiquita currently produces approximately 11 million boxes of bananas in Colombia, which represents about 10 percent of its volume sourced from Latin America.

Beginning in the early 1990s, the Company invested significant capital to improve its production and logistics efficiency and environmental performance. Since 1991, the Company has undertaken a significant effort to achieve certification under the standards of the Rainforest Alliance, an independent non-governmental organization. This independent certification program for banana producers is aimed at improving and managing environmental impact and improving conditions for workers. All of Chiquita’s owned banana farms in Latin America have achieved certification under this program for the past three years. The Company is also working with its third-party suppliers to achieve compliance with these standards and, as of December 2003, 73% of the independent grower hectares that supply Chiquita had achieved this certification. Certification requires that farms meet pre-defined performance criteria as judged by annual audits conducted by the Sustainable Agriculture Network, a coalition of third-party environmental groups coordinated by the Rainforest Alliance.

Similarly, Chiquita is working toward certification of its owned banana farms in Latin America to the Social Accountability 8000 labor standard, which is based on the core International Labor Organization conventions. The Company’s Costa Rica division earned SA8000 certification in 2002, and Chiquita’s operations in Bocas, Panama and Colombia received this certification in late 2003. In each case, Chiquita was the first major agricultural operator in these countries to do so. More details about the Rainforest Alliance, SA8000, and the Company’s performance in meeting high social and environmental standards are available in Chiquita’s 2002 Corporate Responsibility Report and updates, available on the Company’s website at www.chiquita.com.

Logistics. Bananas distributed internationally are transported primarily by refrigerated, ocean-going vessels. Chiquita ships its bananas in vessels owned or chartered by the Company. These ships are highly specialized, in both size and technology, for international trade in bananas and other refrigerated produce items. All but one of the Company’s owned vessels are equipped with controlled atmosphere technology, which improves product quality and facilitates the ripening process for containerized shipments. Chiquita owns or controls approximately 65% of its aggregate shipping capacity. Its remaining capacity is operated under contractual arrangements having terms of one to two years. (See also ITEM 2 - PROPERTIES and Notes 5 and 6 to the Consolidated Financial Statements included in Exhibit 13.) From time to time, the Company has experienced interruptions in its shipping, for reasons such as mechanical breakdown or damage to a ship, strikes at ports, and port damage due to weather. Although the Company believes it carries adequate insurance and would attempt to transport products by alternative means in the event of an interruption, an extended interruption could have a material adverse effect on the Company.

Chiquita’s logistics costs were $270 million in 2003, $255 million in 2002, and $250 million in 2001. Fuel oil is an important variable component of these costs, and the Company periodically enters into fuel oil hedging instruments to minimize the effect of volatility of fuel oil price changes on the Company’s financial results. In order to reduce net ocean transportation costs, the Company transports third-party cargo, primarily from North America and Europe, to Latin America.

Most of Chiquita’s tropical banana shipments into the North American and core European markets are delivered using containers or pallets. To the extent possible, once the bananas are loaded into containers, they remain in the same containers for transportation from the port of loading through ocean transport, port of arrival, unloading and delivery to customers. This minimizes damage to the bananas by eliminating the need to handle individual boxes.

Chiquita operates loading and unloading facilities which it owns or leases in Central and South America and various ports of destination in Europe and North America. To transport bananas overland to ports in Central and South America and from the ports of destination to the customers, the Company uses common carriers. The Company also uses rail distribution in Panama. Title to the bananas passes to the customer upon delivery, which is either at the port of destination or the customer’s inland facilities.

Other Fresh Produce Segment

The Company distributes and markets an extensive line of fresh fruits and vegetables other than bananas in Europe, North America, and the Far East. Substantially all of the Far East operations are conducted through a joint venture. On an annual basis, sales of the other fresh produce segment are approximately $1.2 billion, 80% of which are in Europe. The Company’s other fresh produce sales increased substantially with the acquisition of Atlanta in March 2003 (see Note 7 to the Consolidated Financial Statements in Exhibit 13). Atlanta purchases over 150 different types of fresh produce from growers around the world. Atlanta customers are primarily in Germany and Austria. To a lesser extent, the Company distributes other fresh produce throughout the rest of continental Europe and in North America.

Sourcing commitments with growers are generally for one year or less. However, the Company sources with many of the same growers year after year and, in some cases, may provide financial assistance to certain growers. The Company is not heavily dependent on any single grower.

Fresh produce is highly perishable and must be brought to market and sold generally within 30 to 60 days after harvest. Some items, such as berries, must be sold more quickly, while other items, such as apples and pears, can be held in cold storage for longer periods of time.

The Company has regional sales organizations to service major retail customers and wholesalers, and a significant number of the Company’s retail customers are large organizations with multiple stores. Continuing industry consolidation has increased the buying leverage of major domestic and international grocery retailers. Retailers and wholesalers are generally seeking fewer suppliers that can provide a wider range of fresh produce. Chiquita sources certain types of seasonal produce in both the northern and southern hemispheres in order to increase availability throughout the year.

In North America, nearly all fresh produce sold carries the “Chiquita” label. Outside of North America, the Company is only beginning to use the “Chiquita” brand for its other fresh products. Chiquita continues to explore opportunities to expand into other fruit-based product lines where the Company believes it can add value with the “Chiquita” brand name.

The Company’s shipping infrastructure for its banana operations in Central and South America provides synergies for other fresh produce sourced from the region; otherwise, the Company uses common carriers.

Fresh-cut Fruit Operations

The other fresh produce segment also includes Chiquita’s new fresh-cut fruit operations. The Company’s first fresh-cut fruit processing plant, in a leased facility near Chicago, began operating in the fourth quarter of 2003, and the Company incurred $8 million of capital expenditures to set up the facility. This facility cuts and packages fresh fruit for retail customers in the midwestern United States. Chiquita’s initial product line consists of various combinations of watermelon, pineapple, cantaloupe, honeydew, strawberries and grapes in sealed packages, in a variety of sizes, from single serving to party trays, using a technology to promote shelf life. The Company plans to eventually operate this business throughout the United States.

RISKS OF INTERNATIONAL OPERATIONS

The Company conducts operations in many foreign countries. Information about the Company’s operations by geographic area is in Note 15 to the Consolidated Financial Statements included in Exhibit 13. The Company’s foreign operations are subject to a variety of risks inherent in doing business abroad.

In 1993, the European Union (“EU”) implemented a discriminatory quota and licensing regime governing the importation of bananas into the EU. This regime significantly decreased the Company’s banana volume sold into the EU and resulted in significantly decreased operating results for the Company as compared to prior years.

During nine years of legal challenges through the World Trade Organization (“WTO”) and its predecessor, the EU quota and licensing regime was determined in several rulings to be in violation of the EU’s international trade obligations. In April 2001, the European Commission agreed to reform the EU banana import regime. The agreement led to a partial redistribution of licenses for the import of Latin American bananas under a tariff rate quota system for historical operators that went into effect on July 1, 2001. As a result, the Company has not needed to purchase as many import licenses as had been required prior to July 1, 2001 in order to meet its customer demand.

On May 1, 2004, ten Central and Eastern European countries are scheduled to join the EU. This EU enlargement will lead to an increase in the EU’s banana tariff rate quota volume and the issuance of additional banana import licenses. In March 2004, the European Commission published regulations governing the allocation of the new licenses and stated that the allocation will be consistent with the 2001 agreement. However, the Commission did not announce the size of the quota increase and may not do so before April 2004. At this stage, management cannot predict the number or share of new licenses it will receive or the impact that the EU’s decisions on enlargement will have on prices and other market conditions for the sale of bananas in the EU, and there can be no assurance that the 2004 enlargement will not have a material adverse effect on the Company.

Under the April 2001 agreement, the EU banana tariff rate quota system is scheduled to be followed by a tariff-only system no later than 2006. The EU has previously indicated to the WTO that under a tariff-only system, African and Caribbean bananas would need a tariff preference of 300 euro per metric ton relative to Latin American bananas to remain competitive in the EU marketplace. A 300 euro per metric ton tariff on Latin American bananas would represent a substantial increase over the EU’s 75 euro per metric ton tariff now applicable to Latin American bananas entering within the tariff rate quota system. In order to remain consistent with WTO principles, any new EU banana tariff is required under a November 2001 WTO decision to “maintain total market access” for Latin American suppliers. That decision establishes consultation and arbitration procedures for determining whether Latin American market access would be maintained and requires that those procedures be completed before any new EU tariff-only system takes effect. In February 2004, the Commission informally indicated its intention to seek implementation of a tariff-only system prior to 2006. Accordingly, there can be no assurance that the tariff rate quota system will remain unchanged through 2005, that a tariff-only system will not be implemented until after 2005 or that, if implemented, the tariff levels established will not be materially adverse to marketers of Latin American bananas, such as the Company.

The Company has international operations in many foreign countries, including those in Central and South America, the Philippines and La Côte d’Ivoire. The Company must continually evaluate the risks in these countries, including Colombia, where an unstable environment has made it increasingly difficult to do business. The Company’s activities are subject to risks inherent in operating in these countries, including government regulation, currency restrictions and other restraints, burdensome taxes, risks of expropriation, threats to employees, political instability and terrorist activities, including extortion, and risks of action by U.S. and foreign governmental entities in relation to the Company. Should such circumstances occur, the Company might need to curtail, cease or alter its activities in a particular region or country. Chiquita’s ability to deal with these issues may be affected by applicable U.S. laws. The Company is currently dealing with one such issue, which it has brought to the attention of the appropriate U.S. authorities who are reviewing the matter. Management currently believes that the matter can be resolved in a manner that is not material to the Company, although there can be no assurance in this regard.

The Company’s operations in some Central and South American countries are dependent upon leases and other agreements with the governments of these countries. Chiquita leases the land for its Bocas, Panama division on the Caribbean coast, from the Republic of Panama. The lease has an initial term of 20 years expiring at the end of 2017, with consecutive 12-year extension periods. The lease can be cancelled by Chiquita at any time on three years’ prior notice; the Republic of Panama has the right not to renew the lease at the end of the initial term or any extension period, provided that it gives four years’ prior notice.

The Company’s worldwide operations and products are subject to numerous governmental regulations and inspections by environmental, food safety, health and customs authorities, including those relating to the use and disposal of agrichemicals, the documentation of food shipments and the traceability of food products. The Company believes it is substantially in compliance with applicable regulations. However, actions by regulators in the past have required, and in the future may require, operational modifications or capital improvements at various locations. In addition, if violations occur, regulators can impose fines, penalties and other sanctions, and the Company may be subject to private lawsuits alleging personal injury or property damage.

The sale of food products for human consumption involves risk of injury to consumers. Such injuries may result from tampering by unauthorized third parties, bioterrorism, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents or residues introduced during the growing, storage, handling or transportation phases. While the Company is subject to governmental inspection and regulations and believes its facilities and operations, as well as those of third party growers, comply in all material respects with all applicable laws and regulations, the Company cannot be sure that consumption of its products will not cause a health-related illness in the future or that it will not be subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that the Company’s products caused illness or injury could adversely affect its reputation with existing and potential customers and its corporate and brand image. The Company maintains product liability insurance in an amount which it believes to be adequate; however, the Company cannot be sure that it will not incur claims or liabilities of this sort which exceed the levels of its insurance coverage, or which are not covered by its insurance or by any rights of indemnity or contribution that it may have against others.

The Company’s operations involve transactions in a variety of currencies. Accordingly, its operating results may be significantly affected by fluctuations in currency exchange rates. Most importantly, the Company is subject to currency exchange rate risk on the euro because its euro-denominated revenues are significant, but many of the expenses related to these revenues are based on the U.S. dollar. The Company’s policy is to exchange local currencies for dollars promptly upon receipt, thus reducing exchange risk. The Company also engages in various hedging activities to mitigate the effect of foreign exchange volatility on the Company’s financial results. For several years until and including 2001, operating results were adversely affected by the continued weakness of major European currencies against the U.S. dollar. In 2002 and 2003, the Company’s operating results benefited from a stronger euro.

For information with respect to currency exchange, see Notes 1 and 9 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Exhibit 13.

LABOR RELATIONS

The Company has approximately 24,000 employees. Approximately 20,000 of these employees work in Central and South America, including 14,000 workers covered by 26 labor contracts. Labor contracts typically have terms of 1 to 3 years. Contracts covering approximately 9,000 employees are currently being renegotiated or expire in 2004. Strikes or other labor-related actions sometimes occur upon expiration of labor contracts or during the term of the contracts. These may result in increased costs or decreased crop quality as a result of a temporary curtailment of agricultural practices. When prolonged strikes or other labor actions occur, growing crops may be damaged as a result of the disruption of irrigation, disease and pest control and other agricultural practices.

ADDITIONAL INFORMATION

Through its website www.chiquita.com, Chiquita makes available, free of charge, its reports on Forms 10-K, 10-Q, and 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with the Securities and Exchange Commission (“SEC”). To access these documents on the website, please click on “Investors” and “SEC Filings.” The Company’s corporate governance policies, board committee charters and Code of Conduct and Supplement are also available on the website listed above, free of charge, by clicking on “Investors” and “Governance.” A copy of any of these documents will be provided to any shareholder upon request to the Corporate Secretary, Chiquita Brands International, Inc., 250 East Fifth St., Cincinnati, Ohio, 45202 or by calling (513) 784-8100. The documents available on the website are not incorporated by reference into this report.

ITEM 2 - PROPERTIES

The Company owns approximately 60,000 acres and leases approximately 15,000 acres of improved land, principally in Costa Rica, Colombia, Honduras, Panama and Guatemala. This land is primarily used for the cultivation of bananas and support activities. The Company also owns warehouses, power plants, packing stations, irrigation systems and loading and unloading facilities used in connection with its operations.

The Company owns or controls under long-term bareboat charters eight conventional refrigerated vessels and four refrigerated container vessels. The Company also has seven conventional refrigerated vessels under time charters. A bareboat charter requires Chiquita to obtain and provide its own crew and technical services while, under a time charter lease, the third party ship owner provides the ship complete with crew and technical support. In addition, when necessary, the Company enters into spot charters and freight contracts to supplement its transportation resources. From time to time, excess capacity in the Company’s ships may be utilized by transporting cargo for third parties or by chartering or subchartering vessels to other shippers. The Company’s fleet was built through a substantial investment program during the late 1980s and early 1990s. These refrigerated transport vessels have economic lives in excess of 25 years. The owned ships are pledged as collateral for related financings. See Note 10 to the Consolidated Financial Statements in Exhibit 13 for further description of indebtedness secured by the Company’s ships. Chiquita also owns or leases other related equipment, including refrigerated container units, used to transport fresh produce.

The Company leases the space for its headquarters in Cincinnati, Ohio. The Company’s subsidiaries own and lease warehouses, ripening facilities, office space and other properties in connection with their operations, principally in Europe and the United States.

CBI owns directly or indirectly substantially all the business operations and assets of the Company. Substantially all U.S. assets of CBI and its U.S. subsidiaries (other than those subsidiaries with their own credit facilities) are pledged to secure CBI’s credit facility. The credit facility is also secured by liens on CBI’s trademarks, as well as pledges of stock of, or guarantees by, various CBI subsidiaries worldwide. See Note 10 to the Consolidated Financial Statements for further description of the CBI credit facility.

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

For further information with respect to the Company’s physical properties, see the descriptions under ITEM 1 - BUSINESS above, and Notes 5 and 6 to the Consolidated Financial Statements included in Exhibit 13.

ITEM 3 - LEGAL PROCEEDINGS

A number of legal actions are pending against the Company. Based on information currently available to the Company and on advice of counsel, management does not believe this litigation will, individually or in the aggregate, have a material adverse effect on the financial statements of the Company.

Over the last 17 years, a number of claims have been filed against the Company on behalf of merchant seamen or their personal representatives alleging injury or illness from exposure to asbestos while employed as seamen on Company-owned ships at various times from the mid-1940s until the mid-1970s. The claims are based on allegations of negligence and unseaworthiness. In these cases, the Company is typically one of many defendants, including manufacturers and suppliers of products containing asbestos, as well as other shipowners. Fifteen of these cases are pending in state courts in various stages of activity. Over the past six years, 21 state court cases have been settled and 27 have been resolved without any payment. In addition to the state court cases, there are approximately 5,250 federal court cases that are currently inactive (known as the “MARDOC” cases). The MARDOC cases are managed under the supervision of the U.S. District Court for the Eastern District of Pennsylvania (the “Federal Court”). In 1996, the Federal Court administratively dismissed all then pending MARDOC cases without prejudice for failure to provide evidence of asbestos-related disease or exposure to asbestos. Under this order, all MARDOC cases subsequently filed against the Company have also been administratively dismissed. The MARDOC cases are subject to reinstatement by the Federal Court upon a showing of some evidence of asbestos-related disease, exposure to asbestos and service on the Company’s ships. While six MARDOC cases have been reinstated against the Company, there has been little activity in the reinstated cases to date. As a matter of law, punitive damages are not recoverable in seamen’s asbestos cases. Although the Company has very little factual information with which to evaluate these maritime asbestos claims, management does not believe, based on information currently available to it and advice of counsel, that these claims will, individually or in the aggregate, have a material adverse effect on the financial statements of the Company.

In January 2001, the Company filed a lawsuit in the Court of First Instance of the European Court of Justice claiming damages from the European Commission (the EU’s executive body) for not carrying out the EU’s commitment to reform its banana import regime to comply with 1997 WTO rulings. The lawsuit seeks more than $500 million for damages inflicted on the Company from January 1999 until the regime’s reform in July 2001. Briefing by the parties was completed in January 2002, and the Court of First Instance held a hearing in February 2004. The Company cannot predict the outcome or timing of an ultimate decision in this lawsuit.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Exhibit 13, pursuant to the Plan of Reorganization that became effective on March 19, 2002, the Company’s previously outstanding common stock was cancelled and the Company issued new common stock (the “Common Stock”). As of March 1, 2004, there were 1,414 common shareholders of record. Information concerning restrictions on the Company’s ability to declare and pay dividends on the Common Stock and price information for the Company’s old common stock and new Common Stock, are contained in Notes 10 and 18, respectively, to the Consolidated Financial Statements included in Exhibit 13. This information is incorporated herein by reference.

On March 19, 2002, pursuant to the Plan of Reorganization, the Company issued the following securities in exchange for its previously outstanding debt and equity securities:

•	$250 million aggregate principal amount of 10.56% Senior Notes due 2009

•	40 million shares of Common Stock, par value $.01 per share

•	13,333,333 Warrants to Subscribe for Common Stock

These securities were issued pursuant to the exemption from registration under Section 3(a)(7) of the Securities Act of 1933 for securities issued by a debtor in possession in a case under Title 11 of the United States Code with the approval of the court. All of these securities are listed for trading on the New York Stock Exchange.

Each Warrant is exercisable, through March 19, 2009, for one share of Common Stock at an exercise price of $19.23 per share.

Neither Chiquita nor any affiliated purchasers repurchased any Chiquita equity securities during 2003.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Management – Financial Instruments” included in Exhibit 13 and is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Chiquita Brands International, Inc., included in Exhibit 13 and including “Quarterly Financial Data” in Note 18 to the Consolidated Financial Statements, are incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

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

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except for the information relating to the Company’s executive officers below, the information required by this Item 10 is incorporated herein by reference from the applicable information set forth in “ Election of Directors,” “Information About the Board of Directors” and “Security Ownership of Directors and Executive Officers – Section 16(a) Beneficial Ownership Reporting Compliance” which will be included in Chiquita’s definitive Proxy Statement to be filed with the SEC in connection with the 2004 Annual Meeting of Shareholders.

Executive Officers of the Registrant

Fernando Aguirre (age 46) – Mr. Aguirre has been Chiquita’s President, Chief Executive Officer and a director since January 2004. From July 2002 to January 2004 he served as President, Special Projects for The Procter & Gamble Company (“P&G”), a manufacturer and distributor of consumer products, and from July 2000 to June 2002 he was President of the Global Feminine Care business unit of P&G. From July 1999 to June 2000 he was Vice President of P&G’s Global Snacks and U.S. Food Products business units, and from January 1996 to June 1999 he was President of P&G Mexico, Vice President of Laundry & Cleaning Products, Latin America and Regional Vice President, Latin America, North. Prior to that, Mr. Aguirre had served P&G in various capacities since 1980.

Jill M. Albrinck (age 39) – Ms. Albrinck has been Senior Vice President, Strategy and New Business of the Company since January 2003 and was the Company’s Vice President, Strategy and Business Development from July 2002 to January 2003. From June 2001 to June 2002 she was an independent consultant. Prior to June 2001, Ms. Albrinck spent 10 years with the management and technology consulting firm Booz Allen Hamilton Inc., including as a Vice President and partner of the firm from October 1999 until June 2001, and as a principal from prior to March 1999 until October 1999.

Robert F. Kistinger (age 51) – Mr. Kistinger has been President and Chief Operating Officer of the Company’s Chiquita Fresh Group since 2000. He was President and Chief Operating Officer of the Company’s Chiquita Banana Group from 1997 to 2000. He has served the Company in various capacities since 1980.

Barry H. Morris (age 50) – Mr. Morris has been Vice President, Human Resources of the Company since 2001. He was Vice President, Human Resources of the Company’s Chiquita Banana Group from 1998 to 2001 and has served the Company in various capacities since 1990.

Robert W. Olson (age 58) – Mr. Olson has been Senior Vice President, General Counsel and Secretary of the Company since 1996. He joined the Company as Vice President and General Counsel in 1995.

James B. Riley (age 52) – Mr. Riley has been Senior Vice President and Chief Financial Officer of the Company since January 2001. From May 1999 until his appointment, he was Senior Vice President and Chief Financial Officer of Elliott Company, a global manufacturer of turbomachinery. From October 1998 to April 1999, he was a principal of James Burns Riley & Associates, a consulting firm. Prior to October 1998, Mr. Riley was Executive Vice President and Chief Financial Officer of Republic Engineered Steels, Inc., a steel manufacturer.

William A. Tsacalis (age 60) – Mr. Tsacalis has been Chief Accounting Officer of the Company since March 2003 and also has been Vice President and Controller since 1987. He has served the Company in various capacities since 1980.

Jeffrey M. Zalla (age 38) – Mr. Zalla has been Vice President, Treasurer and Corporate Responsibility Officer of the Company since April 2003. He served the Company as Corporate Responsibility Officer and Vice President, Corporate Communications from September 2001 to April 2003 and as Vice President and Corporate Responsibility Officer from October 2000 to September 2001. Mr. Zalla was Vice President of Strategic Analysis for the Chiquita Banana Group from 1998 to 2000 and has served the Company in various finance positions since 1990.

Waheed Zaman (age 43) – Mr. Zaman has been Vice President and Chief Information Officer of the Company since February 2004. He was Associate Director of P&G’s global business services from May 2001 to February 2004. From July 1998 to May 2001 he was Associate Director, Corporate IT at P&G, but was on special assignment as Associate Director, IT North America Market Development Organization from January to September 2000. Prior to that, Mr. Zaman had served P&G in various information technology capacities since 1988.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from the applicable information set forth in “Compensation of Executive Officers” and “Information about the Board of Directors – Compensation of Directors” which will be included in Chiquita’s definitive Proxy Statement to be filed with the SEC in connection with the 2004 Annual Meeting of Shareholders.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference from the applicable information set forth in “Security Ownership of Chiquita’s Principal Shareholders,” “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” which will be included in Chiquita’s definitive Proxy Statement to be filed with the SEC in connection with the 2004 Annual Meeting of Shareholders.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated herein by reference from the applicable information set forth in “Other Information – Certain Transactions” which will be included in Chiquita’s definitive Proxy Statement to be filed with the SEC in connection with the 2004 Annual Meeting of Shareholders.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the applicable information set forth in “Other Information – Chiquita’s Independent Auditors” which will be included in Chiquita’s definitive Proxy Statement to be filed with the SEC in connection with the 2004 Annual Meeting of Shareholders.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1. Financial Statements. The following consolidated financial statements of the Company and the Report of Independent Auditors are included in Exhibit 13:

Page of Exhibit 13
Report of Independent Auditors	16
Consolidated Statement of Income for the year ended 2003, nine months ended December 31, 2002, the three months ended March 31, 2002, and the year ended 2001	17
Consolidated Balance Sheet at December 31, 2003 and 2002	19
Consolidated Statement of Shareholders’ Equity for the year ended 2003, nine months ended December 31, 2002, the three months ended March 31, 2002, and the year ended 2001	20
Consolidated Statement of Cash Flow for the year ended 2003, nine months ended December 31, 2002, the three months ended March 31, 2002, and the year ended 2001	22
Notes to Consolidated Financial Statements	23

2. Financial Statement Schedules. Financial Statement Schedules I—Condensed Financial Information of Registrant and II - Allowance for Doubtful Accounts Receivable are included on pages 20 through 22 and page 23, respectively, of this Annual Report on Form 10-K. All other schedules are not required under the related instructions or are not applicable. The report of the independent auditors on these financial statement schedules is included in their consent attached as Exhibit 23.

3. Exhibits. See Index of Exhibits (pages 24 through 28) for a listing of all exhibits to this Annual Report on Form 10-K.

(b)	The Company has filed the following reports on Form 8-K since September 30, 2003:

1.	October 7, 2003 (filed October 8, 2003), reporting under Item 9 – to furnish information about the possible effect of the 2004 enlargement of the European Union and related revisions to the EU banana import regime.

2.	October 30, 2003 (filed October 30, 2003), reporting under Item 12 – to furnish third quarter 2003 results and related matters.

3.	January 12, 2004 (filed January 14, 2004), reporting under Items 5 and 7 – to announce the election of a new President and Chief Executive Officer and file a copy of his Employment Agreement.

4.	February 2, 2004 (filed February 2, 2004), reporting under Item 12 – to furnish corrections to information included in the third quarter press release and furnished on the related conference call.

5.	February 17, 2004 (filed February 17, 2004), reporting under Item 12 – to furnish fourth quarter 2003 results and related matters.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 2004.

CHIQUITA BRANDS INTERNATIONAL, INC.

By	/s/ FERNANDO AGUIRRE

Fernando Aguirre
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below as of March 10, 2004:

/s/ FERNANDO AGUIRRE Fernando Aguirre	President, Chief Executive Officer and Director

/s/ CYRUS F. FREIDHEIM, JR. Cyrus F. Freidheim, Jr.	Chairman of the Board of Directors

MORTEN ARNTZEN* Morten Arntzen	Director

JEFFREY D. BENJAMIN* Jeffrey D. Benjamin	Director

ROBERT W. FISHER* Robert W. Fisher	Director

RODERICK M. HILLS* Roderick M. Hills	Director

DURK I. JAGER* Durk I. Jager	Director

JAIME SERRA* Jaime Serra	Director

STEVEN P. STANBROOK* Steven P. Stanbrook	Director

/s/ JAMES B. RILEY James B. Riley	Senior Vice President and Chief Financial Officer

/s/ WILLIAM A. TSACALIS William A. Tsacalis	Vice President, Controller and Chief Accounting Officer

* By	/s/ WILLIAM A. TSACALIS

Attorney-in-Fact**

**	By authority of powers of attorney filed with this Annual Report on Form 10-K.

CHIQUITA BRANDS INTERNATIONAL, INC. – PARENT COMPANY ONLY

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In thousands)

Condensed Balance Sheet

	December 31,
	2003	2002
ASSETS
Current assets
Cash and equivalents	$—	$—
Other current assets	951	810

Total current assets	951	810
Investments in and accounts with subsidiaries	1,035,915	908,404
Other assets	5,607	5,429

Total assets	$1,042,473	$914,643

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Long-term debt due within one year	$—	$—
Accounts payable and accrued liabilities	17,182	16,541

Total current liabilities	17,182	16,541
Long-term debt	250,000	250,000
Other liabilities	17,945	18,813

Total liabilities	285,127	285,354
Shareholders’ equity	757,346	629,289

Total liabilities and shareholders’ equity	$1,042,473	$914,643

CHIQUITA BRANDS INTERNATIONAL, INC. – PARENT COMPANY ONLY

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In thousands)

Condensed Statement of Operations

	Reorganized Company		Predecessor Company
	Year Ended Dec. 31, 2003	Nine Months Ended Dec. 31, 2002	Three Months Ended Mar. 31, 2002	Year Ended Dec. 31, 2001
Net sales	$—	$—	$—	$—
Cost of sales	—	—	—	—
Selling, general and administrative	(38,500)	(30,443)	(6,545)	(31,188)
Equity in earnings of subsidiaries	170,398	68,822	(368,899)	32,674

Operating income (loss)	131,898	38,379	(375,444)	1,486
Interest income	—	—	—	783
Interest expense	(27,392)	(20,384)	(1,250)	(81,633)
Financial restructuring items	—	—	124,394	(33,604)

Income (loss) before income taxes and cumulative effect of a change in method of accounting	104,506	17,995	(252,300)	(112,968)
Income taxes	(5,300)	(4,800)	(1,000)	(5,800)

Income (loss) before cumulative effect of a change in method of accounting	99,206	13,195	(253,300)	(118,768)
Cumulative effect of a change in method of accounting	—	—	(144,523)	—

Net income (loss)	$99,206	$13,195	$(397,823)	$(118,768)

CHIQUITA BRANDS INTERNATIONAL, INC. – PARENT COMPANY ONLY

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In thousands)

Condensed Statement of Cash Flow

	Reorganized Company		Predecessor Company
	Year Ended Dec. 31, 2003	Nine Months Ended Dec. 31, 2002	Three Months Ended Mar. 31, 2002	Year Ended Dec. 31, 2001
Cash flow from operations	$0	$0	$0	$(26,715)

Cash flow from investing	—	—	—	—

Cash flow from financing	—	—	—	—

Decrease in cash and equivalents	—	—	—	(26,715)
Balance at beginning of period	—	—	—	26,715

Balance at end of period	$0	$0	$0	$0

Notes to Condensed Financial Information

1.	In order to meet lender requirements to obtain a credit facility for CBI, CBII’s wholly-owned operating subsidiary, since January 2001, all cash has been owned and managed by CBI, acting as agent for CBII. Accordingly, no cash flow movements have occurred in CBII.

2.	In order to meet lender requirements to obtain a credit facility for CBI, CBII transferred to CBI, effective January 1, 2001, the North American banana sales function, all assets and liabilities associated with this function, CBII’s ownership of Chiquita Processed Foods, L.L.C. and subsidiaries (which was sold in 2003) and certain other assets and functions.

3.	For purposes of these condensed financial statements, CBII’s investments in its subsidiaries are accounted for by the equity method.

4.	For additional information regarding CBII’s financial restructuring, see Note 16 to the Consolidated Financial Statements included in Exhibit 13.

CHIQUITA BRANDS INTERNATIONAL, INC.

SCHEDULE II—ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

(In thousands)

	Reorganized Company		Predecessor Company
	Year Ended Dec. 31, 2003	Nine Months Ended Dec. 31, 2002	Three Months Ended Mar. 31, 2002	Year Ended Dec. 31, 2001
Balance at beginning of period	$7,023	$9,618	$10,721	$9,503

Additions:
Acquisition of Atlanta	6,737	—	—	—
Consolidation of Chiquita-Enza	1,061	—	—	—
Charged to costs and expenses	2,421	1,830	422	3,701

	10,219	1,830	422	3,701

Deductions:
Write-offs	4,747	4,748	913	2,559
Other, net	(571)	(323)	612	(76)

	4,176	4,425	1,525	2,483

Balance at end of period	$13,066	$7,023	$9,618	$10,721

CHIQUITA BRANDS INTERNATIONAL, INC.

Index of Exhibits

Exhibit Number	Description

*2	Order Confirming Second Amended Plan of Reorganization of Chiquita Brands International, Inc. under Chapter 11 of the Bankruptcy Code, with attached Second Amended Plan of Reorganization of Chiquita Brands International, Inc. under Chapter 11 of the Bankruptcy Code (Exhibit 2.1 to Current Report on Form 8-K filed March 12, 2002)

*3-a	Third Restated Certificate of Incorporation (Exhibit 1 to Form 8-A filed March 12, 2002)

*3-b	Restated By-Laws, as amended through April 9, 2002 (Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

*4-a	Indenture dated as of March 15, 2002 between Chiquita Brands International, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the issuance of Senior Debt Securities (Exhibit 3 to Form 8-A filed March 12, 2002), and related terms of the Company’s 10.56% Senior Notes due 2009, set forth in Certificate of Actions taken by the President of the Company establishing the terms of the 10.56% Senior Notes (Exhibit 5 to Amendment No. 1 to Form 8-A, filed March 19, 2002)

*4-b	Warrant Agreement dated as of March 19, 2002 between Chiquita Brands International, Inc. and American Security Transfer Company Limited Partnership, as Warrant Agent (Exhibit 4-b to Annual Report on Form 10-K for the year ended December 31, 2002)

*10-a	Operating contract dated February 18, 1998 between the Republic of Panama and Bocas Fruit Company consisting of Contract of Operations (Bocas del Toro), Amendment and Extension of the Lease Land Contract, and related documents as published in the Republic of Panama Official Gazette No. 23,485 (included as part of Exhibit 10-b to Annual Report on Form 10-K for the year ended December 31, 1997)

10-b	Second Amended and Restated Credit Agreement dated as of March 27, 2003 among Chiquita Brands, Inc. (n/k/a Chiquita Brands L.L.C.) and Atcon Finanz, Inc., as Borrowers, the Lenders designated therein, Wells Fargo Foothill, Inc. (formerly known as Foothill Capital Corporation), as Administrative Agent, and Wells Fargo Bank, National Association, as Loan Arranger and Syndication Agent, conformed to include amendments through December 29, 2003, pursuant to (i) First Amendment and First Limited Waiver to Second Amended and Restated Credit Agreement, dated as of May 22, 2003, (ii) Second Amendment and Second Limited Waiver to Second Amended and Restated Credit Agreement dated as of August 11, 2003, (iii) Third Amendment, Third Limited Waiver and Confirmation Relating to Second Amended and Restated Credit Agreement dated as of December 1, 2003, and (iv) Fourth Amendment and Fourth Limited Waiver to Second Amended and Restated Credit Agreement dated as of December 29, 2003

*10-c	Acquisition and Cancellation Agreement dated as of September 13, 2002 between and among Chiquita Brands International, Inc., HMB Holding Company, BNS Global, Inc., Trent Company, and REG Holdings, Inc. relating to the acquisition of limited partnership interests in Scipio GmbH & Co. (Exhibit 10-e to Annual Report on Form 10-K for the year ended December 31, 2002)

*10-d	Provisions of agreement between Chiquita Brands International, Inc. and Bernd Artin Wessels relating to acquisition of limited and general partnership interests in Scipio GmbH & Co. (Exhibit 10-f to Annual Report on Form 10-K for the year ended December 31, 2002)

Exhibit Number	Description

*10-e	Purchase Agreement by and among Seneca Foods Corporation, Chiquita Brands International, Inc. and Friday Holdings, L.L.C. dated as of March 6, 2003 (Exhibit 10.1 to Current Report on Form 8-K filed March 7, 2003)

*10-f	Framework Agreement signed April 25, 2003 among the Republic of Panama, Sindicato Industrial de Trabajadores de Chiriqui Land Company y Empresas Afines (“Sitrachilco”), the local banana workers union at Chiquita’s Armuelles, Panama division, Cooperativa de Servicios Multiples de Puerto Armuelles, R.L. (“Coosemupar”), a worker cooperative led by members of Sitrachilco, and Puerto Armuelles Fruit Co., Ltd. (“PAFCO”), relating to the sale by PAFCO of its assets to Coosemupar (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)

Executive Compensation Plans and Agreements

*10-g	Chiquita Brands International, Inc. 1997 Amended and Restated Deferred Compensation Plan, conformed to include amendments effective through January 1, 2001 (Exhibit 10-f to Annual Report on Form 10-K for the year ended December 31, 2000)

*10-h	Chiquita Brands International, Inc. Capital Accumulation Plan, conformed to include amendments through October 22, 2001 (Exhibit 10-d to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

*10-i	Guaranty, dated March 12, 2001, by Chiquita Brands, Inc. (n/k/a Chiquita Brands L.L.C.) of obligations of Chiquita Brands International, Inc., under its Deferred Compensation and Capital Accumulation Plans, included as Exhibits 10-g and 10-h above (Exhibit 10-i to Annual Report on Form 10-K for the year ended December 31, 2000)

*10-j	Chiquita Brands International, Inc. Amended and Restated 2002 Stock Option and Incentive Plan (Amended and Restated on April 3, 2003 and effective May 22, 2003), together with Supplement A to 2002 Plan, Annual Bonus Program, and Supplement B to 2002 Plan, Long Term Incentive Program (Appendix B to definitive Proxy Statement of Chiquita Brands International, Inc. for Annual Meeting of Shareholders held May 22, 2003, included as part of Schedule 14A filed on April 22, 2003)

10-k	Chiquita Brands International, Inc. Long-Term Incentive Program Amended and Restated 2003-2005 Terms

*10-l	Chiquita Brands International, Inc. Directors Deferred Compensation Program, adopted April 3, 2003 (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)

*10-m	Employment Agreement dated and effective January 12, 2004 between Chiquita Brands International, Inc. and Fernando Aguirre, including Form of Restricted Share Agreement for 110,000 shares of Common Stock (time vesting) (Exhibit A), Form of Restricted Share Agreement for 150,000 shares of Common Stock (performance vesting) (Exhibit B) and Form of Stock Option Agreement with respect to an aggregate of 325,000 shares of Common Stock (Exhibit C) (Exhibit 10.1 to Current Report on Form 8-K filed on January 12, 2004)

Exhibit Number	Description

*10-n	Form of Stock Option Agreement with Cyrus F. Freidheim, Jr. with respect to an aggregate of 150,000 shares of Common Stock granted in 2002 (Exhibit 10-b to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

*10-o	Form of Stock Option Agreement with Cyrus F. Freidheim, Jr. with respect to an aggregate of 200,000 shares of Common Stock granted in 2002 (Exhibit 10-c to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

*10-p	Form of Stock Option Agreement with Cyrus F. Freidheim, Jr. with respect to an aggregate of 150,000 shares of Common Stock granted in 2003 (Exhibit 10-n to Annual Report on Form 10-K for the year ended December 31, 2003)

*10-q	Form of Stock Option Agreement with non-management directors of the Company (Exhibit 10-p to Annual Report on Form 10-K for the year ended December 31, 2002)

*10-r	Form of Stock Option Agreement with all other employees, including executive officers (Exhibit 10-r to Annual Report on Form 10-K for the year ended December 31, 2002)

*10-s	Form of Stock Appreciation Right Agreement with certain non-U.S. employees, which may include executive officers (Exhibit 10-b to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

*10-t	Form of Restricted Share Agreement with Cyrus F. Freidheim, Jr. for shares granted in 2002 (Exhibit 10-f to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

*10-u	Form of Restricted Share Agreement with Cyrus F. Freidheim, Jr. for shares granted in 2003 and January 2004 (Exhibit 10-t to Annual Report on Form 10-K for the year ended December 31, 2002)

10-v	Letter Agreement dated July 24, 2003 between Chiquita Brands International, Inc. and Cyrus F. Freidheim, Jr. amending certain terms of the awards included in exhibits 10-n, 10-o, 10-p, 10-t, and 10-u above

10-w	Form of Restricted Share Agreement with Cyrus F. Freidheim, Jr., for shares granted under the Long Term Incentive Program of the Company’s Stock Option and Incentive Plan

*10-x	Form of Restricted Share Agreement with non-management directors (Exhibit 10-u to Annual Report on Form 10-K for the year ended December 31, 2002)

Exhibit Number	Description

10-y	Form of Restricted Share Agreement with all other employees, including executive officers, for grants under the Long Term Incentive Program and otherwise under the Stock Option and Incentive Plan

*10-z	Severance Agreement, dated January 16, 2001, between Chiquita Brands International, Inc. and Robert F. Kistinger, conformed to include amendments made by Amendment to Severance Agreement dated February 14, 2001 (Exhibit 10-l to Annual Report on Form 10-K for the year ended December 31, 2000)

*10-aa

Severance Agreement, dated January 16, 2001, between Chiquita Brands International, Inc. and Robert W. Olson, conformed to include amendments made by Amendment to Severance Agreement dated February 14, 2001

(Exhibit 10-m to Annual Report on Form 10-K for the year ended December 31, 2000)

*10-bb	Severance Agreement, dated January 16, 2001, between Chiquita Brands International, Inc. and William A. Tsacalis, conformed to include amendments made by Amendment to Severance Agreement dated February 14, 2001 (Exhibit 10-o to Annual Report on Form 10-K for the year ended December 31, 2000)

*10-cc	Severance Agreement, dated January 22, 2001, between Chiquita Brands International, Inc. and James B. Riley, conformed to include amendments made by Amendment to Severance Agreement dated February 14, 2001 (Exhibit 10-p to Annual Report on Form 10-K for the year ended December 31, 2000)

*10-dd	Severance Agreement, dated January 16, 2001, between Chiquita Brands International, Inc. and Barry H. Morris, conformed to include amendments made by Amendment to Severance Agreement dated February 14, 2001 (Exhibit 10-g to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

*10-ee	Severance Agreement, dated January 16, 2001, between Chiquita Brands International, Inc. and Jeffrey M. Zalla, conformed to include amendments made by Amendment to Severance Agreement dated February 14, 2001 (Exhibit 10-j to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

*10-ff	Guaranty, dated March 12, 2001, by Chiquita Brands, Inc. (n/k/a Chiquita Brands L.L.C.) of obligations of Chiquita Brands International, Inc., under severance agreements with a number of key executives, including those included as Exhibits 10-z through 10-ee above (Exhibit 10-q to Annual Report on Form 10-K for the year ended December 31, 2000)

*10-gg	Severance Agreement dated August 1, 2002 between Chiquita Brands International, Inc. and Jill M. Albrinck (Exhibit 10-k to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10-hh	Deed of Settlement between Chiquita Banana Company, B.V. and Peter A. Horekens, Settlement Agreement between Chiquita International Services Group NV and Peter A. Horekens, Settlement Agreement between Chiquita Compagnie des Bananes SA and Peter A. Horekens, and Non-Competition Agreement between Chiquita International Services Group NV and Peter A. Horekens, each dated January 19, 2004

Exhibit Number	Description

*10-ii	Award Share Agreement dated as of February 21, 2002 by and between Robert F. Kistinger and Chiquita Brands International, Inc. (Exhibit 10-u to Annual Report on Form 10-K for the year ended December 31, 2001)

*10-jj	Award Share Agreement dated as of February 21, 2002 by and between Robert W. Olson and Chiquita Brands International, Inc. (Exhibit 10-v to Annual Report on Form 10-K for the year ended December 31, 2001)

*10-kk	Award Share Agreement dated as of February 21, 2002 by and between James B. Riley and Chiquita Brands International, Inc. (Exhibit 10-w to Annual Report on Form 10-K for the year ended December 31, 2001)

*10-ll	Award Share Agreement dated as of February 21, 2002 by and between Barry H. Morris and Chiquita Brands International, Inc. (Exhibit 10-l to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

*10-mm	Award Share Agreement dated as of February 21, 2002 by and between Jeffrey M. Zalla and Chiquita Brands International, Inc. (Exhibit 10-m to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

13	Chiquita Brands International, Inc. consolidated financial statements, management’s discussion and analysis of financial condition and results of operations, and selected financial data to be included in its 2003 Annual Report to Shareholders

14	Code of Conduct and Supplement to Code of Conduct

21	Chiquita Brands International, Inc. Subsidiaries

23	Consent of Independent Auditors

24	Powers of Attorney

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

*	Incorporated by reference.