Form 10-Q
period 2004-03-31
CHIQUITA BRANDS INTERNATIONAL INC
filed 2004-05-10
CIK 101063

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 30, 2004, there were 40,735,175 shares of Common Stock outstanding.

CHIQUITA BRANDS INTERNATIONAL, INC.

Part I - Financial Information

Item 1 - Financial Statements

CHIQUITA BRANDS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(In thousands, except per share amounts)

	Quarter Ended March 31,
	2004	2003
Net sales	$793,168	$471,329

Operating expenses
Cost of sales	677,719	381,507
Selling, general and administrative	72,819	44,970
Depreciation	10,835	7,175

	761,373	433,652

Operating income	31,795	37,677

Interest income	786	392
Interest expense	(10,169)	(9,565)

Income from continuing operations before income taxes	22,412	28,504
Income taxes	(2,500)	(2,000)

Income from continuing operations	19,912	26,504
Discontinued operations
Loss from operations	—	(3,528)
Gain on disposal of discontinued operation	—	1,905

Net income	$19,912	$24,881

Basic net income (loss) per common share:
- Continuing operations	$0.49	$0.66
- Discontinued operations	—	(0.04)

- Net income	$0.49	$0.62

Diluted net income (loss) per common share:
- Continuing operations	$0.46	$0.66
- Discontinued operations	—	(0.04)

- Net income	$0.46	$0.62

See Notes to Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET (Unaudited)

(In thousands, except share amounts)

	March 31, 2004	December 31, 2003	March 31, 2003
ASSETS
Current assets
Cash and equivalents	$120,773	$134,296	$35,085
Trade receivables (less allowances of $12,904, $13,066, and $14,721)	350,928	292,522	329,430
Other receivables, net	92,829	84,289	85,481
Inventories	192,935	193,968	197,882
Prepaid expenses	17,008	17,528	24,250
Other current assets	21,262	15,347	14,061

Total current assets	795,735	737,950	686,189
Property, plant and equipment, net	431,246	440,978	404,335
Investments and other assets, net	92,055	93,377	129,450
Trademark	387,585	387,585	387,585
Goodwill	42,014	43,219	37,931
Assets of discontinued operations	—	3,610	264,719

Total assets	$1,748,635	$1,706,719	$1,910,209

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes and loans payable	$12,736	$9,195	$32,017
Long-term debt of subsidiaries due within one year	29,491	38,875	48,006
Accounts payable	314,344	264,373	290,592
Accrued liabilities	105,204	144,230	105,130

Total current liabilities	461,775	456,673	475,745
Long-term debt of parent company	250,000	250,000	250,000
Long-term debt of subsidiaries	88,266	96,490	198,032
Accrued pension and other employee benefits	82,405	81,899	104,543
Other liabilities	62,368	62,414	79,615
Liabilities of discontinued operations	—	1,897	145,707

Total liabilities	944,814	949,373	1,253,642

Shareholders’ equity
Common stock, $.01 par value (40,732,278, 40,037,281 and 39,903,468 shares outstanding, respectively)	407	400	399
Capital surplus	646,970	630,868	625,924
Retained earnings	132,313	112,401	38,076
Accumulated other comprehensive income (loss)	24,131	13,677	(7,832)

Total shareholders’ equity	803,821	757,346	656,567

Total liabilities and shareholders’ equity	$1,748,635	$1,706,719	$1,910,209

See Notes to Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)

(In thousands)

	Quarter Ended March 31,
	2004	2003
Cash provided (used) by:
Operations
Income from continuing operations	$19,912	$26,504
Depreciation	10,835	7,175
Changes in current assets and liabilities and other	(34,136)	(52,566)

Cash flow from operations	(3,389)	(18,887)

Investing
Capital expenditures	(7,382)	(19,933)
Other	(475)	6,072

Cash flow from investing	(7,857)	(13,861)

Financing
Issuances of long-term debt	1,161	79,014
Repayments of long-term debt	(18,806)	(91,488)
CBL credit facility amendment and other fees	(143)	(2,191)
Increase in notes and loans payable	3,541	23,528
Proceeds from exercise of stock options/warrants	10,656	—

Cash flow from financing	(3,591)	8,863

Discontinued operations	1,314	6,085

Decrease in cash and equivalents	(13,523)	(17,800)
Balance at beginning of period	134,296	52,885

Balance at end of period	$120,773	$35,085

See Notes to Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Interim results for Chiquita Brands International, Inc. and subsidiaries (the “Company”) are subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full fiscal year. The Company’s results during the third and fourth quarters are generally weaker than in the first half of the year due to increased availability of competing fruits and resulting lower prices. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the results of the interim periods shown have been made. See Notes to Consolidated Financial Statements included in the Company’s 2003 Annual Report on Form 10-K for additional information relating to the Company’s financial statements.

Earnings Per Share

Basic and diluted earnings per common share (“EPS”) are calculated as follows (in thousands, except per share amounts):

	Quarter Ended March 31,
	2004	2003
Income from continuing operations	$19,912	$26,504
Discontinued operations	—	(1,623)

Net income	$19,912	$24,881

Weighted average common shares outstanding (used to calculate basic EPS)	40,496	39,983
Warrants, stock options and other stock awards	3,053	12

Shares used to calculate diluted EPS	43,549	39,995

Basic net income (loss) per common share:
- Continuing operations	$0.49	$0.66
- Discontinued operations	—	(0.04)

- Net income	$0.49	$0.62

Diluted net income (loss) per common share:
- Continuing operations	$0.46	$0.66
- Discontinued operations	—	(0.04)

- Net income	$0.46	$0.62

The assumed conversions to common stock of the Company’s outstanding warrants, stock options and other stock awards are excluded from the diluted EPS computations for periods in which these items, on an individual basis, have an anti-dilutive effect on diluted EPS.

Acquisition of German Distributor

On March 27, 2003, the Company acquired the remaining equity interests in Scipio GmbH & Co., a German limited partnership that owns Atlanta AG and its subsidiaries (collectively, “Atlanta”). Atlanta is the primary distributor of Chiquita products in Germany and Austria and had been the Company’s largest customer in Europe for many years. Coinciding with the acquisition, the credit facility of Chiquita Brands, Inc., now known as Chiquita Brands L.L.C. (“CBL”), was amended and restated to provide a new $65 million term loan (the “Term B Loan”) to a subsidiary of CBL, the proceeds of which were loaned to Atlanta and used to repay existing Atlanta lenders. The Term B Loan was fully repaid by March 31, 2004.

Atlanta’s first quarter 2003 net loss of $4 million, which was primarily due to severance costs and asset write-downs, was included in Chiquita’s cost of sales because Atlanta was an investment accounted for under the equity method prior to the March 27, 2003 acquisition. Starting with the second quarter of 2003, Atlanta’s operating results were fully consolidated in Chiquita’s financial statements. This increased the Company’s 2004 first quarter net sales by $283 million. Atlanta’s operating income was $3 million for the 2004 first quarter. The balance sheet of Atlanta is fully consolidated in the Company’s balance sheet at March 31, 2004, December 31, 2003 and March 31, 2003.

The Company expects to incur charges related to completion of the Atlanta restructuring of $7 million to $10 million in 2004, of which $1 million was incurred in the first quarter.

Discontinued Operations

The results of Chiquita Processed Foods (“CPF”), several Atlanta subsidiaries and Progressive Produce Corporation (“Progressive”) are included as discontinued operations in the Consolidated Financial Statements for all periods presented in which they were owned.

In May 2003, the Company sold CPF to Seneca Foods Corporation for $110 million in cash and approximately 968,000 shares of Seneca preferred stock convertible into an equal number of shares of Seneca Common Stock Class A, which was recorded at its estimated fair value of $13 million on the sale date. Seneca also assumed CPF debt, which was $61 million on the sale date ($88 million at March 31, 2003). The Company recognized a $9 million gain on the transaction, and the gain was included in discontinued operations for the 2003 second quarter.

In April 2003, the Company sold a port operation of Atlanta for approximately $10 million in cash, resulting in a gain of $3 million during the 2003 second quarter. Also in 2003, the Company sold or agreed to sell certain other Atlanta operations, including fresh produce operations in Italy and France, for losses totaling $4 million in the last three quarters of 2003. Goodwill write-offs included in these amounts were $5 million. All of these operations were sold by March 31, 2004.

In January 2003, the Company sold Progressive, a California-based distributor of potatoes and onions, for approximately $7 million in cash. A $2 million gain on this sale was recognized in discontinued operations in the 2003 first quarter.

Beginning with the 2003 third quarter, the Company revised its business segments. The financial information of Progressive and the Atlanta operations were previously included in the old Fresh Produce business segment, and CPF was previously included in the old Processed Foods business segment.

The loss from discontinued operations presented below includes interest expense of $1 million on debt assumed by the buyers for the quarter ended March 31, 2003.

In the financial information presented below, each of the discontinued operations is included through the date of its sale (in thousands):

	Quarter Ended March 31,
	2004	2003
Net sales	$—	$92,510

Loss from operations	$—	$(3,528)
Gain on sale	—	1,905

Loss from discontinued operations	$—	$(1,623)

	March 31, 2004	December 31, 2003	March 31, 2003
Assets of discontinued operations:
Current assets	$—	$2,696	$210,411
Property, plant and equipment	—	868	40,272
Investments and other long-term assets	—	46	14,036

	$—	$3,610	$264,719

Liabilities of discontinued operations:
Current liabilities	$—	$1,897	$100,531
Long-term debt	—	—	30,362
Other long-term liabilities	—	—	14,814

	$—	$1,897	$145,707

Pension and Severance Benefits

Net periodic benefit cost consists of the following (in thousands):

	Quarter Ended March 31,
	2004	2003
Defined benefit and severance plans:
Service cost	$1,192	$1,146
Interest on projected benefit obligation	2,335	2,468
Expected return on plan assets	(1,118)	(1,053)
Recognized actuarial gain	(169)	(295)
Amortization of prior service cost	113	59

	$2,353	$2,325

Inventories (in thousands)

	March 31, 2004	December 31, 2003	March 31, 2003
Bananas	$38,127	$41,635	$42,673
Other fresh produce	19,137	10,135	13,101
Processed food products	7,659	7,592	8,357
Growing crops	90,362	91,456	93,730
Materials, supplies and other	37,650	43,150	40,021

	$192,935	$193,968	$197,882

Segment Information

The Company’s Banana segment includes the sourcing (production and purchase), transportation, marketing and distribution of bananas, including those marketed by Atlanta. The Company’s Other Fresh Produce segment includes the sourcing, marketing and distribution of fresh fruits and vegetables other than bananas. In almost all cases, Chiquita does not grow the other fresh produce sold, but rather sources it from independent growers. Chiquita’s Other Fresh Produce business increased substantially with the acquisition of Atlanta, which has annual sales of approximately $900 million in non-banana fresh produce. The Other Fresh Produce segment also includes Chiquita’s new fresh-cut fruit business. Remaining operations from the old Processed Foods segment consist of processed fruit ingredient products, which are produced in Latin America and sold in other parts of the world, and other consumer products. These operations are reported in “Other.” The Company evaluates the performance of its business segments based on operating income. Intercompany transactions between segments are eliminated.

Financial information for each segment follows (in thousands):

	Quarter Ended March 31,
	2004	2003
Net sales
Bananas	$419,262	$378,380
Other Fresh Produce	360,375	81,491
Other	13,531	11,458

	$793,168	$471,329

Operating income
Bananas	$27,704	$35,196
Other Fresh Produce	3,396	1,714
Other	695	767

	$31,795	$37,677

	March 31, 2004	December 31, 2003	March 31, 2003
Total assets
Bananas	$1,299,182	$1,285,027	$1,217,107
Other Fresh Produce	424,267	394,880	391,110
Other	25,186	23,202	37,273
Discontinued operations	—	3,610	264,719

	$1,748,635	$1,706,719	$1,910,209

Hedging

The Company has entered into option, forward and zero-cost collar contracts to hedge its risks associated with euro exchange rate movements. Costs associated with the Company’s currency hedging program were $11 million in the 2004 first quarter compared to $9 million in the first quarter of 2003. These costs reduced the favorable impact of the exchange rate on U.S. dollar realizations of euro sales. At March 31, 2004, unrealized losses of $12 million on the Company’s option, forward and zero-cost collar contracts are included in accumulated other comprehensive income (loss), and these losses are expected to be reclassified to net income during the next 12 months. In late 2003, the Company began to purchase solely put options, which require an upfront premium payment, rather than entering into new forward and zero-cost collar contracts. Purchased put options reduce the negative earnings impact that any significant decline in the value of the euro would have on the conversion of euro-based revenue into U.S. dollars, without limiting the benefit received from a stronger euro.

At March 31, 2004, the Company had euro-denominated put options which allow for conversion of approximately €175 million of sales in 2004 at rates ranging from $1.10 per euro to $1.20 per euro, and approximately €80 million of sales in the first quarter of 2005 at rates ranging from $1.17 per euro to $1.23 per euro. Additionally, the Company had zero-cost collar contracts which ensure conversion of approximately €100 million of sales in 2004 at average rates between $1.08 and $1.13 per euro, and euro-denominated forward contracts requiring the conversion of approximately €15 million of sales in 2004 at an average rate of $1.05 per euro. The Company had 3.5% Rotterdam barge fuel oil forward contracts at March 31, 2004 that require conversion of approximately 105,000 metric tons of fuel oil in 2004 and 25,000 metric tons in 2005 at prices ranging from $130 to $150 per metric ton, and a combination of Singapore and New York Harbor fuel oil forward contracts that require conversion of approximately 20,000 metric tons of fuel oil in 2004 and 5,000 metric tons in 2005 at prices ranging from $145 to $170 per metric ton. At March 31, 2004, the fair value of the foreign currency option and fuel oil forward contracts was $7 million and is included in other current assets. The fair value of the foreign currency forward and zero-cost collar contracts at March 31, 2004 was a loss of approximately $11 million, which is included in accrued liabilities. During the first quarter of 2004, the change in the fair value of these contracts relating to hedge ineffectiveness was not significant.

Comprehensive Income (in thousands)

	Quarter Ended March 31,
	2004	2003
Net income	$19,912	$24,881
Other comprehensive income
Unrealized foreign currency translation gains (losses)	(5,239)	2,846
Change in fair value of cost investment	(1,727)	—
Changes in fair value of derivatives	5,750	(7,015)
Losses reclassified from OCI into net income	11,670	6,230

Comprehensive income	$30,366	$26,942

Stock-Based Compensation

Effective January 1, 2003, the Company began recognizing stock option expense in its results of operations for new stock options granted after December 31, 2002. Prior to January 1, 2003, the Company accounted for stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

The table below illustrates the effect of stock compensation expense on the periods presented as if the Company had always applied the fair value method under SFAS No. 123, “Accounting for Stock-Based Compensation.”

	Quarter Ended March 31,
(in thousands, except per share amounts)	2004	2003
Income before stock compensation expense	$25,365	$25,166
Stock compensation expense included in net income	(5,453)*	(285)

Net income	19,912	24,881
Pro forma stock compensation expense**	(1,725)	(1,863)

Pro forma net income	$18,187	$23,018

Basic net income per common share:
Income before stock compensation expense	$0.62	$0.63
Stock compensation expense included in net income	(0.13)	(0.01)

Net income	0.49	0.62
Pro forma stock compensation expense**	(0.04)	(0.04)

Pro forma net income	$0.45	$0.58

Diluted net income per common share:
Income before stock compensation expense	$0.58	$0.63
Stock compensation expense included in net income	(0.12)	(0.01)

Net income	0.46	0.62
Pro forma stock compensation expense**	(0.04)	(0.04)

Pro forma net income	$0.42	$0.58

*	Includes a charge of $3.6 million for awards granted to the Company’s chairman and former CEO that will vest immediately upon his retirement as chairman on May 25, 2004.
**	Represents the additional amount of stock compensation expense that would have been included in net income had the Company applied the fair value method under SFAS No. 123 for awards issued prior to 2003, when the Company first began expensing options.

Expense for stock options is calculated using the Black-Scholes option pricing model. Options for 325,000 and 260,000 shares were granted during the first quarter of 2004 and 2003, respectively. The estimated weighted average fair value per option share granted was $12.47 and $6.58 during the first quarter of 2004 and 2003, respectively, using a Black-Scholes option pricing model based on market prices and the following assumptions at the dates of option grant: weighted average risk-free interest rate of 3.0% in the first quarter of 2004 and 2.8% in the first quarter of 2003; dividend yield of 0%; volatility factor for the Company’s common stock price of 60%; and a weighted average expected life of five years for options not forfeited. Approximately 640,000 options were exercised during the 2004 first quarter, resulting in a cash inflow of $11 million.

Contingency

In April 2003, the Company’s management and audit committee, in consultation with the board of directors, voluntarily disclosed to the U.S. Department of Justice that the Company’s banana producing subsidiary in Colombia has been forced to make “protection” payments to certain groups in that country which have been designated under United States law as foreign terrorist organizations. The Company’s sole reason for submitting to these payment demands has been to protect its employees from the risks to their safety if the payments were not made.

The voluntary disclosure to the Justice Department was made because the Company’s management became aware that these groups had been designated as foreign terrorist organizations under a U.S. statute that makes it a crime to support such an organization. The Company requested the Justice Department’s guidance. Following the voluntary disclosure, the Department undertook an investigation. The Company has cooperated with that investigation.

Recently, the Department advised that, as part of the investigation, it will be evaluating the role and conduct of the Company and some of its officers. The Company cannot predict the outcome of the investigation or its possible effect on the Company or its Colombian subsidiary.

For a discussion of risks the Company encounters in its international operations, including this matter, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risks of International Operations.”

Item 2

CHIQUITA BRANDS INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The significant factors affecting the Company’s operating results in the 2004 first quarter included euro/U.S. dollar exchange rates and local banana prices. The benefit received from favorable exchange rates was offset by lower local banana prices in both Europe and North America. Additionally, the acquisition of Atlanta in late March 2003 resulted in significant increases to the Company’s sales, cost of sales and selling, general and administrative costs in the first quarter of 2004 compared to the first quarter of 2003. Further information regarding Atlanta’s results of operations is provided in the Notes to Consolidated Financial Statements - “Acquisition of German Distributor.”

Operations

Net sales

Net sales for the first quarter of 2004 were $793 million, an increase of $322 million from last year’s first quarter. The acquisition of Atlanta, a fresh produce distributor the Company acquired in late March 2003, accounted for $283 million of the increase. The remainder resulted from favorable European exchange rates and increased other fresh produce sales, partially offset by lower local banana prices.

Operating income

Operating income for the first quarter of 2004 was $32 million, compared to $38 million in the first quarter of 2003.

Banana Segment. Banana segment operating income for the first quarter of 2004 was $28 million, compared to $35 million in the 2003 first quarter. The change was primarily due to:

•	$5 million net benefit from European currency and banana pricing, comprised of a $23 million net increase from currency, partially offset by $18 million in lower local pricing in the Company’s core European, Eastern European and Mediterranean markets. The $23 million currency benefit consists primarily of $33 million of increased revenue from favorable European exchange rates, partially offset by $4 million in increased European costs due to the stronger euro and $5 million adverse effect of balance sheet currency translation. The Company incurred a balance sheet currency translation loss of $3 million in the 2004 first quarter compared to a gain of $2 million in the 2003 first quarter; and

•	The absence of charges related to restructuring at Atlanta and severance compared to $3 million of charges in the year-ago quarter.

These favorable items were more than offset by:

•	$7 million adverse effect of North American banana pricing, due to higher spot market prices in last year’s first quarter after flooding in Costa Rica and Panama in late 2002 limited supply, and to lower prices on contracts negotiated during 2003;

•	$2 million of higher costs associated with increased legal and professional fees;

•	$2 million of expenses associated with investment spending; and

•	$3.6 million charge related to stock options and restricted stock that were previously granted to the Company’s chairman and former CEO, which will vest upon his retirement as chairman on May 25, 2004.

The first quarter 2004 percentage change compared to 2003 for the Company’s banana prices follows:

North America	-6%
European Core Markets
U.S. Dollar basis	7%
Local Currency	-8%
Central and Eastern Europe/ Mediterranean
U.S. Dollar basis	5%
Local Currency	-11%
Asia
U.S. Dollar basis	8%
Local Currency	3%

The Company’s banana sales volumes of 40-pound boxes were as follows:

(In millions, except percentages)	Q1 2004	Q1 2003	% Change
European Core Markets	12.2	12.4	(1.6)%
Central and Eastern Europe/ Mediterranean	3.3	3.2	3.1%
North America	13.6	13.2	3.0%

Total	29.1	28.8	1.0%

The Company is a 50% owner of a joint venture serving the Far East and Middle East, which had banana sales volume of 3.8 million and 2.9 million boxes during the first quarters of 2004 and 2003, respectively. The Company’s share of the net income or loss associated with this equity method investment is included in cost of sales.

The Company has entered into option, forward and zero-cost collar contracts to hedge its risks associated with euro exchange rate movements. Costs associated with the Company’s currency hedging program were $11 million in the 2004 first quarter compared to $9 million in the first quarter of 2003. These costs reduced the favorable impact of the exchange rate on U.S. dollar realizations of euro sales. At March 31, 2004, unrealized losses of $12 million on the Company’s option, forward and zero-cost collar contracts are included in accumulated other comprehensive income (loss), and these losses are expected to be reclassified to net income during the next 12 months. In late 2003, the Company began to purchase solely put options, which require an upfront premium payment, rather than entering into new forward and zero-cost collar contracts. Purchased put options reduce the negative earnings impact that any significant decline in the value of the euro would have on the conversion of euro-based revenue into U.S. dollars, without limiting the benefit received from a stronger euro.

Other Fresh Produce Segment. The Other Fresh Produce segment had operating income of $3 million in the 2004 first quarter, compared to operating income of $2 million in the first quarter of 2003. The 2004 first quarter operating income includes $3 million of losses associated with the start-up of the Company’s fresh-cut fruit business and its first plant near Chicago. Last year’s first quarter operating income included $3 million of charges at Atlanta, primarily related to severance and asset write-downs. Most of the improvement in 2004 operating income results from the consolidation of Atlanta and Chiquita-Chile.

Interim results for the Company are subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full fiscal year. The Company’s results during the third and fourth quarters are generally weaker than in the first half of the year due to increased availability of competing fruits and resulting lower prices.

Interest and Taxes

Interest expense in the 2004 first quarter was $10 million, flat versus the year-ago quarter. An increase to interest expense of $1 million due to the acquisition of Atlanta was mostly offset by lower debt balances at the other operating subsidiaries.

The Company’s effective tax rate is affected by the level and mix of income among various domestic and foreign jurisdictions in which the Company operates.

Discontinued Operations

For all periods presented in which they were owned, discontinued operations include the operating results of Progressive Produce Corporation, a California-based distributor of potatoes and onions sold in January 2003; certain operations owned by Atlanta, including a port operation sold in April 2003; and Chiquita Processed Foods (“CPF”), the Company’s vegetable canning business sold in May 2003. Discontinued operations also include any gains or losses from disposition of these businesses, including a $2 million gain from the sale of Progressive in the first quarter of 2003.

Financial Condition – Liquidity and Capital Resources

Cash received from the sale of CPF and other assets has caused the Company’s cash balance to increase significantly to $121 million at March 31, 2004 compared to $35 million at March 31, 2003.

Operating cash flow was a deficit of $3 million for the first quarter of 2004 and a deficit of $19 million for the first quarter of 2003 and, for both periods, reflects high first quarter working capital requirements resulting from the first half banana high season.

Capital expenditures were $7 million during the first quarter of 2004 and $20 million during the first quarter of 2003. Capital expenditures included $14 million in 2003 to purchase a ship that had previously been under operating lease to the Company. This purchase also added $14 million to debt.

Coinciding with the acquisition of Atlanta late in March 2003, the Company’s CBL credit facility, then consisting of a $50 million term loan (“Term A Loan”) and $57 million of unused borrowing capacity under a $72 million revolving line of credit, was amended and restated to add a new $65 million term loan (“Term B Loan”) to a subsidiary of CBL, the proceeds of which were loaned to Atlanta and used to repay existing Atlanta lenders.

At March 31, 2004, both the Term A Loan and the Term B Loan had been paid in full, and there were no outstanding borrowings under the revolving credit line. Revolving credit capacity of $9 million had been used to issue letters of credit and $77 million was available to the Company at March 31, 2004. The Company has decided to allow the CBL credit facility agreement to expire in June 2004. The Company expects to enter into a new multi-year revolving credit facility later in 2004.

Chiquita sold CPF to Seneca Foods Corporation in May 2003. The sale of CPF resulted in the receipt of $110 million of cash and approximately 968,000 shares of Seneca preferred stock convertible into an equal number of shares of Seneca Common Stock Class A, which was recorded at its estimated fair value on the sale date of $13 million. Seneca also assumed CPF’s debt, which was $61 million at the sale date ($88 million at March 31, 2003).

Total debt at March 31, 2004 was $380 million versus $395 million at December 31, 2003. The reduction in debt resulted primarily from the repayment of the Term B Loan and normal ship loan maturities. The change is illustrated in the following table:

(in millions)	March 31, 2004	Dec. 31, 2003
Parent Company
10.56% Senior Notes	$250.0	$250.0

Subsidiaries
CBL credit facility
Revolver	—	—
Term loan	—	—
Term loan for Atlanta	—	9.8

Shipping	101.2	108.4
Chiquita-Chile	15.2	16.1
Other	14.1	10.3

Total debt	$380.5	$394.6

The Company believes that its current cash level, cash flow generated by operating subsidiaries and borrowing capacity provide sufficient cash reserves and liquidity to fund the Company’s working capital needs, capital expenditures and debt service requirements.

Risks of International Operations

The Company conducts operations in many foreign countries. The Company’s foreign operations are subject to a variety of risks inherent in doing business abroad.

In 2001, the European Commission agreed to amend the quota and licensing regime for the importation of bananas into the European Union (“EU”). The agreement led to a partial redistribution of licenses for the import of Latin American bananas under a tariff rate quota system for historical operators. As a result, the Company has not needed to purchase as many import licenses as had been required prior to the 2001 agreement in order to meet its customer demand.

On May 1, 2004, ten Central and Eastern European countries joined the EU. The European Commission recently specified the size of the increase in the banana quota for the remainder of 2004 that will result from this EU enlargement. The amount of the increase was lower than historical imports into those countries. The Commission also established rules for allocating additional import licenses for the increased quota volume. Those rules are in most, but not all, respects consistent with the 2001 agreement. Management believes that Chiquita will receive a significant share of the new licenses, but is not yet in a position to ascertain how many licenses it will receive or to predict the impact that EU enlargement will have on prices and other market conditions for the sale of bananas in the EU. Based on the information currently available to it, management does not believe that the 2004 enlargement will have a material adverse effect on the Company, although there can be no assurance in this regard.

Under the 2001 agreement, the EU banana tariff rate quota system is scheduled to be followed by a tariff-only system no later than 2006. The EU has previously indicated to the World Trade Organization (the “WTO”) that under a tariff-only system, African and Caribbean bananas would need a tariff preference of 300 euro per metric ton relative to Latin American bananas to remain competitive in the EU marketplace. A 300 euro per metric ton tariff on Latin American bananas would represent a substantial increase over the EU’s 75 euro per metric ton tariff now applicable to Latin American bananas entering within the tariff rate quota system. In order to remain consistent with WTO principles, any new EU banana tariff is required under a 2001 WTO decision to “maintain total market access” for Latin American suppliers. That decision establishes consultation and arbitration procedures for determining whether Latin American market access would be maintained and requires that those procedures be completed before any new EU tariff-only system takes effect. There can be no assurance that the tariff rate quota system will remain unchanged through 2005, that a tariff-only system will not be implemented until after 2005 or that, if implemented, the tariff levels established will not be materially adverse to marketers of Latin American bananas, such as the Company.

The Company has international operations in many foreign countries, including those in Central and South America, the Philippines and La Côte d’Ivoire. The Company must continually evaluate the risks in these countries, including Colombia, where an unstable environment has made it increasingly difficult to do business. The Company’s activities are subject to risks inherent in operating in these countries, including government regulation, currency restrictions and other restraints, burdensome taxes, expropriation, threats to employees, political instability and terrorist activities, including extortion, and risks of U.S. and foreign governmental action in relation to the Company. Should such circumstances occur, the Company might need to curtail, cease or alter its activities in a particular region or country. Chiquita’s ability to deal with these issues may be affected by applicable U.S. laws and, in particular, potential conflicts between the requirements of U.S. law and the need to protect the Company’s employees and assets. The Company is currently dealing with one such issue involving payments that its Colombian banana producing subsidiary has been forced to make to certain local groups which have been designated under United States law as foreign terrorist organizations. The Company’s management and its audit committee, in consultation with the board of directors, voluntarily disclosed this issue to the U.S. Department of Justice in April 2003 and requested its guidance. Recently, the Department advised that, as part of its investigation, it will be evaluating the role and conduct of the Company and some of its officers. While the Company intends to continue its cooperation with this investigation, the Company cannot predict its outcome or possible effect on the Company or its Colombian subsidiary. See “Legal Proceedings.”

* * * * *

This quarterly report contains certain information that may be deemed to be statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect management’s current views and estimates of future economic circumstances, industry conditions and Company performance. They are subject to a number of assumptions, risks and uncertainties, many of which are beyond the control of Chiquita, including: the impact of changes in the European Union banana import regime as a result of the recent enlargement of the EU and the anticipated conversion to a tariff-only regime not later than 2006; the outcome of the Department of Justice investigation involving the Company’s Colombian subsidiary, as described herein; prices for Chiquita products; availability and costs of products and raw materials; currency exchange rate fluctuations; natural disasters and unusual weather conditions; operating efficiencies; labor relations; actions of governmental bodies; the continuing availability of financing; the Company’s ability to realize its announced cost-reduction goals; risks inherent in operating in foreign countries, including government regulation, currency restrictions and other restraints, burdensome taxes, expropriation, threats to employees, political instability and terrorist activities, including extortion, and risks of U.S. and foreign governmental action in relation to the Company; and other market and competitive conditions. See “Risks of International Operations” for further information.

The forward-looking statements speak as of the date made and are not guarantees of future performance. Actual results or developments may differ materially from the expectations expressed or implied in the forward-looking statements, and the Company undertakes no obligation to update any such statements.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Management” in the Company’s 2003 Annual Report on Form 10-K. As of March 31, 2004, there were no material changes to the information presented.

Item 4 - Controls and Procedures

Chiquita maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic filings with the SEC is (a) accumulated and communicated to the Company’s management in a timely manner and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on an evaluation, as of March 31, 2004, of the Company’s disclosure controls and procedures, the Company’s chief executive officer and chief financial officer concluded that the design and operation of these controls and procedures are effective. Chiquita also maintains a system of internal accounting controls that are designed to provide reasonable assurance that its books and records accurately reflect its transactions and that its policies and procedures are followed. During the quarter ended March 31, 2004, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

In April 2003, the Company’s management and audit committee, in consultation with the board of directors, voluntarily disclosed to the U.S. Department of Justice that the Company’s banana producing subsidiary in Colombia has been forced to make “protection” payments to certain groups in that country which have been designated under United States law as foreign terrorist organizations. The Company’s sole reason for submitting to these payment demands has been to protect its employees from the risks to their safety if the payments were not made.

The voluntary disclosure to the Justice Department was made because the Company’s management became aware that these groups had been designated as foreign terrorist organizations under a U.S. statute that makes it a crime to support such an organization. The Company requested the Justice Department’s guidance. Following the voluntary disclosure, the Department undertook an investigation. The Company has cooperated with that investigation.

Recently, the Department advised that, as part of the investigation, it will be evaluating the role and conduct of the Company and some of its officers. The Company cannot predict the outcome of the investigation or its possible effect on the Company or its Colombian subsidiary.

For a discussion of risks the Company encounters in its international operations, including this matter, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risks of International Operations.”

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)	The following table provides information regarding the Company’s purchases of its common stock during the quarter ended March 31, 2004:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or Units that May Yet Be Purchased Under the Plans or Program
01/01/04- 01/31/04	3,718 shares(1)	$ 22.69	n/a	n/a

02/01/04- 02/29/04	None	n/a	n/a	n/a

03/01/04- 03/31/04	11,323 shares(1)	$20.52	n/a	n/a

Total	15,041 shares	$21.05	n/a	n/a

(1)	Shares withheld at the request of the recipient and as permitted under the award to pay required withholding taxes due upon vesting in January of a Restricted Stock Award and in March of shares issued under various Award Share Agreements. In each case the number of shares withheld was based on the fair market value of Chiquita’s Common Stock on the vesting date.

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibit 10.1 - Second Amended and Restated Credit Agreement dated as of March 27, 2003 among Chiquita Brands, Inc. (n/k/a Chiquita Brands L.L.C.) and Atcon Finanz, Inc., as Borrowers, the Lenders designated therein, Wells Fargo Foothill, Inc. (formerly known as Foothill Capital Corporation), as Administrative Agent, and Wells Fargo Bank, National Association, as Loan Arranger and Syndication Agent, conformed to include amendments through December 29, 2003, pursuant to (i) First Amendment and First Limited Waiver to Second Amended and Restated Credit Agreement, dated as of May 22, 2003, (ii) Second Amendment and Second Limited Waiver to Second Amended and Restated Credit Agreement dated as of August 11, 2003, (iii) Third Amendment, Third Limited Waiver and Confirmation Relating to Second Amended and Restated Credit Agreement dated as of December 1, 2003, (iv) Fourth Amendment and Fourth Limited Waiver to Second Amended and Restated Credit Agreement dated as of December 29, 2003 and (v) Fifth Amendment and Fifth Limited Waiver Relating to Second Amended and Restated Credit Agreement dated as of March 31, 2004.

Exhibit 31 - Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32 - Section 1350 Certifications

(b)	The Company has filed the following Current Reports on Form 8-K since the beginning of the 2004 first quarter:

January 12, 2004 (filed January 14, 2004), reporting under Items 5 and 7 - to announce the election of a new President and Chief Executive Officer and file a copy of his Employment Agreement

February 2, 2004 (filed February 2, 2004), reporting under Item 12 - to furnish corrections to information included in the third quarter press release and furnished on the related conference call

February 17, 2004 (filed February 17, 2004), reporting under Item 12 - to furnish fourth quarter 2003 results and related matters

May 10, 2004 (filed May 10, 2004), reporting under Item 12 - to furnish first quarter 2004 results and related matters

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIQUITA BRANDS INTERNATIONAL, INC.

By:	/s/ William A. Tsacalis
William A. Tsacalis
Vice President, Controller and Chief Accounting Officer

May 10, 2004