Form 10-Q
period 2004-06-30
CHIQUITA BRANDS INTERNATIONAL INC
filed 2004-08-06
CIK 101063

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes ☒. No ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 31, 2004, there were 40,845,646 shares of Common Stock outstanding.

CHIQUITA BRANDS INTERNATIONAL, INC.

Part I - Financial Information

Item 1 - Financial Statements

CHIQUITA BRANDS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(In thousands, except per share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$848,386	$829,173	$1,641,554	$1,300,502

Operating expenses
Cost of sales	713,722	718,304	1,391,441	1,099,811
Selling, general and administrative	78,184	61,345	151,003	106,315
Depreciation	10,672	9,258	21,507	16,433
Loss on sale of Colombian division	9,289	—	9,289	—
Gain on sale of Armuelles division	—	(20,658)	—	(20,658)

	811,867	768,249	1,573,240	1,201,901

Operating income	36,519	60,924	68,314	98,601
Interest income	577	645	1,363	1,037
Interest expense	(9,858)	(11,556)	(20,027)	(21,121)

Income from continuing operations before income taxes	27,238	50,013	49,650	78,517
Income tax benefit (expense)	3,000	(1,500)	500	(3,500)

Income from continuing operations	30,238	48,513	50,150	75,017
Discontinued operations
Loss from operations	—	(1,862)	—	(5,390)
Gain on disposal of discontinued operations	—	9,904	—	11,809

Net income	$30,238	$56,555	$50,150	$81,436

Basic earnings per common share:
- Continuing operations	$0.74	$1.21	$1.23	$1.88
- Discontinued operations	—	0.20	—	0.16

- Net income	$0.74	$1.41	$1.23	$2.04

Diluted earnings per common share:
- Continuing operations	$0.73	$1.21	$1.18	$1.88
- Discontinued operations	—	0.20	—	0.16

- Net income	$0.73	$1.41	$1.18	$2.04

See Notes to Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET (Unaudited)

(In thousands, except share amounts)

	June 30, 2004	December 31, 2003	June 30, 2003
ASSETS
Current assets
Cash and equivalents	$198,066	$134,296	$173,588
Trade receivables (less allowances of $8,520, $13,066, and $13,997)	353,593	292,522	321,619
Other receivables, net	85,746	84,289	91,304
Inventories	164,220	193,968	181,001
Prepaid expenses	18,243	17,528	16,765
Other current assets	30,319	15,347	12,024

Total current assets	850,187	737,950	796,301
Property, plant and equipment, net	403,147	440,978	407,758
Investments and other assets, net	130,853	93,377	128,243
Trademark	387,585	387,585	387,585
Goodwill	42,199	43,219	39,948
Assets of discontinued operations	—	3,610	17,807

Total assets	$1,813,971	$1,706,719	$1,777,642

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes and loans payable	$8,658	$9,195	$21,324
Long-term debt of subsidiaries due within one year	26,659	38,875	115,742
Accounts payable	329,308	264,373	289,020
Accrued liabilities	112,291	144,230	122,297

Total current liabilities	476,916	456,673	548,383
Long-term debt of parent company	250,000	250,000	250,000
Long-term debt of subsidiaries	86,754	96,490	94,481
Accrued pension and other employee benefits	73,440	81,899	82,118
Other liabilities	84,784	62,414	63,115
Liabilities of discontinued operations	—	1,897	9,489

Total liabilities	971,894	949,373	1,047,586

Shareholders’ equity
Common stock, $.01 par value (40,828,654, 40,037,281 and 39,920,942 shares outstanding, respectively)	408	400	399
Capital surplus	648,797	630,868	626,056
Retained earnings	162,551	112,401	94,631
Accumulated other comprehensive income	30,321	13,677	8,970

Total shareholders’ equity	842,077	757,346	730,056

Total liabilities and shareholders’ equity	$1,813,971	$1,706,719	$1,777,642

See Notes to Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2004	2003
Cash provided (used) by:
Operations
Income from continuing operations	$50,150	$75,017
Depreciation	21,507	16,433
Loss on sale of Colombian division	3,589	—
Gain on sale of Armuelles division	—	(20,658)
Severance payments for Armuelles division	—	(16,713)
Changes in current assets and liabilities and other	(13,169)	(6,543)

Cash flow from operations	62,077	47,536

Investing
Capital expenditures	(17,364)	(27,246)
Proceeds from sale of:
Colombian division	28,500	—
Armuelles division	571	14,507
Other property, plant and equipment	4,551	666
Other	(2,362)	1,359

Cash flow from investing	13,896	(10,714)

Financing
Issuances of long-term debt	13,688	79,042
Repayments of long-term debt	(36,924)	(127,311)
CBL credit facility amendment and other fees	(537)	(3,869)
Increase (decrease) in notes and loans payable	(537)	12,835
Proceeds from exercise of stock options/warrants	10,768	—

Cash flow from financing	(13,542)	(39,303)

Discontinued operations	1,339	123,184

Increase in cash and equivalents	63,770	120,703
Balance at beginning of period	134,296	52,885

Balance at end of period	$198,066	$173,588

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

Note 1 - Earnings Per Share

Basic and diluted earnings per common share (“EPS”) are calculated as follows (in thousands, except per share amounts):

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Income from continuing operations	$30,238	$48,513	$50,150	$75,017
Discontinued operations	—	8,042	—	6,419

Net income	$30,238	$56,555	$50,150	$81,436

Weighted average common shares outstanding (used to calculate basic EPS)	40,771	39,965	40,634	39,974
Warrants, stock options and other stock awards	509	76	1,780	44

Shares used to calculate diluted EPS	41,280	40,041	42,414	40,018

Basic earnings per common share:
- Continuing operations	$0.74	$1.21	$1.23	$1.88
- Discontinued operations	—	0.20	—	0.16

- Net income	$0.74	$1.41	$1.23	$2.04

Diluted earnings per common share:
- Continuing operations	$0.73	$1.21	$1.18	$1.88
- Discontinued operations	—	0.20	—	0.16

- Net income	$0.73	$1.41	$1.18	$2.04

The assumed conversions to common stock of the Company’s outstanding warrants, stock options and other stock awards are excluded from the diluted EPS computations for periods in which these items, on an individual basis, have an anti-dilutive effect on diluted EPS.

Note 2 - Sale of Colombian Division

In June 2004, the Company sold its banana-producing and port operations in Colombia to Invesmar Ltd. (“Invesmar”), the holding company of C.I. Banacol S.A. Banacol is a Colombian-based producer and exporter of bananas and other fruit products.

In exchange for these operations, the Company received, subject to certain post-closing adjustments, $28.5 million in cash; $15 million face amount of notes and deferred payments (of which $3 million is due by September 2004); and the assumption by the buyer of approximately $7 million of pension liabilities.

In connection with the sale, Chiquita entered into eight-year agreements to purchase bananas and pineapples from affiliates of the buyer. Under the banana purchase agreement, Chiquita will purchase approximately 11 million boxes of Colombian bananas per year at above-market prices. This resulted in a liability of $33 million at the sale date, which represents the estimated net present value of the above-market premium to be paid for the purchase of bananas over the term of the contract. Substantially all of this liability is included in “Other liabilities” in the Consolidated Balance Sheet. Under the pineapple purchase agreement, Chiquita will purchase approximately 2 million boxes of Costa Rican golden pineapples during the first year of the contract and 2.5 million boxes per year thereafter at below-market prices. This resulted in a receivable of $25 million at the sale date which represents the estimated net present value of the discount to be received for the purchase of pineapples over the term of the contract. Substantially all of this receivable is included in “Investments and other assets, net” in the Consolidated Balance Sheet.

Also in connection with the sale, Chiquita agreed that, in the event that it becomes unable to perform its obligations under the banana purchase agreement due to a conflict with U.S. law, Chiquita will indemnify Invesmar primarily for the lost premium on the banana purchases or, alternatively, rescind the sale transaction and allow Invesmar to retain certain port assets in Colombia which had a carrying value of approximately $7 million at the sale date.

The net book value of the assets and liabilities transferred in the transaction was $36 million, primarily comprised of $25 million of property, plant and equipment, $19 million of growing crop inventory, $5 million of materials and supplies inventory, $6 million of deferred tax liabilities, and $7 million of pension liabilities. The Company recognized a before-tax loss of $9 million and an after-tax loss of $4 million on the transaction, which takes into account the net $8 million loss from the two long-term fruit purchase agreements.

Note 3 - Contingency

In April 2003, the Company’s management and audit committee, in consultation with the board of directors, voluntarily disclosed to the U.S. Department of Justice that the Company’s banana-producing subsidiary in Colombia, which was sold in June 2004, had been forced to make “protection” payments to certain groups in that country that have been designated under United States law as foreign terrorist organizations. The Company’s sole reason for submitting to these payment demands was to protect its employees from the risks to their safety if the payments were not made.

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

In late March 2004, the Department advised that, as part of the investigation, it will be evaluating the role and conduct of the Company and some of its officers. The Company cannot predict the outcome of the investigation or its possible effect on the Company.

For a discussion of risks the Company encounters in its international operations, including this matter, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risks of International Operations.”

Note 4 - Sale of Armuelles Division

On June 30, 2003, the Company sold the assets of its Armuelles, Panama banana production division for $20 million to a worker cooperative. In connection with this transaction, the cooperative signed a 10-year contract to supply Chiquita with fruit at market prices. Sales proceeds included $15 million in cash financed by a Panamanian bank and $5 million from a loan provided by Chiquita. This loan is being repaid to the Company through an agreed-upon discount to the price per box during the initial years of the contract. As part of the transaction, Chiquita paid $20 million in workers’ severance and certain other liabilities of the Armuelles division, which were previously accrued. The Company recognized a gain of $21 million in the 2003 second quarter on the sale of Armuelles assets and settlement of its severance liabilities.

Note 5 - Acquisition of German Distributor

On March 27, 2003, the Company acquired the remaining equity interests in Scipio GmbH & Co., a German limited partnership that owns Atlanta AG and its subsidiaries (collectively, “Atlanta”). Atlanta is the primary distributor of Chiquita products in Germany and Austria and had been the Company’s largest customer in Europe for many years. Prior to the acquisition, Atlanta was an investment accounted for under the equity method. Starting with the second quarter of 2003, Atlanta’s operating results were fully consolidated in Chiquita’s financial statements. The acquisition resulted in higher 2004 first quarter sales of $283 million, cost of sales of $262 million, and selling, general and administrative costs of $15 million, all compared to the first quarter 2003.

Note 6 - Discontinued Operations

The results of Chiquita Processed Foods (“CPF”), several former Atlanta subsidiaries and Progressive Produce Corporation (“Progressive”), all of which have been sold, are included as discontinued operations in the Consolidated Financial Statements for all periods presented in which they were owned.

In May 2003, the Company sold CPF to Seneca Foods Corporation for $110 million in cash and approximately 968,000 shares of Seneca preferred stock convertible into an equal number of shares of Seneca Common Stock Class A, which was recorded at its estimated fair value of $13 million on the sale date. Seneca also assumed CPF debt, which was $61 million on the sale date. The Company recognized a $9 million gain on the transaction.

In April 2003, the Company sold a port operation of Atlanta for approximately $10 million in cash, resulting in a gain of $3 million. Also in 2003, the Company sold or agreed to sell certain other Atlanta operations, including fresh produce operations in Italy and France, for losses totaling $4 million. Goodwill write-offs included in these amounts were $5 million.

In January 2003, the Company sold Progressive, a California-based distributor of potatoes and onions, for approximately $7 million in cash. A $2 million gain on this sale was recognized in the 2003 first quarter.

Beginning with the 2003 third quarter, the Company revised its business segments. The financial information of CPF was previously included in the old Processed Foods business segment, and the Atlanta operations and Progressive were previously included in the old Fresh Produce business segment.

The income from discontinued operations presented below includes interest expense of $1 million and $2 million, respectively, on debt assumed by the buyers for the quarter and six months ended June 30, 2003.

In the financial information presented below, each of the discontinued operations is included through the date of its sale (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$—	$65,453	$—	$157,963

Loss from operations	$—	$(1,862)	$—	$(5,390)
Gain on sale	—	9,904	—	11,809

Income from discontinued operations	$—	$8,042	$—	$6,419

	June 30, 2004	December 31, 2003	June 30, 2003
Assets of discontinued operations:
Current assets	$—	$2,696	$15,231
Property, plant and equipment	—	868	1,819
Investments and other long-term assets	—	46	757

	$—	$3,610	$17,807

Liabilities of discontinued operations:
Current liabilities	$—	$1,897	$9,489

Note 7 - Pension and Severance Benefits

Net periodic benefit cost consists of the following (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Defined benefit and severance plans
Service cost	$1,532	$865	$2,448	$1,837
Interest on projected benefit obligation	1,327	1,158	3,145	3,042
Expected return on plan assets	(605)	(554)	(1,192)	(1,008)
Recognized actuarial (gain) loss	161	(137)	254	(273)
Amortization of prior service cost	161	60	274	119

	2,576	1,392	4,929	3,717
Curtailment gain from Armuelles sale	—	(4,943)	—	(4,943)
Settlement gain from Armuelles sale	—	(2,456)	—	(2,456)

	$2,576	$(6,007)	$4,929	$(3,682)

Note 8 - Inventories (in thousands)

	June 30, 2004	December 31, 2003	June 30, 2003
Bananas	$34,448	$41,635	$31,547
Other fresh produce	16,415	10,135	7,476
Processed food products	5,921	7,592	7,681
Growing crops	70,766	91,456	92,271
Materials, supplies and other	36,670	43,150	42,026

	$164,220	$193,968	$181,001

Note 9 - Segment Information

The Company’s Banana segment includes the sourcing (production and purchase), transportation, marketing and distribution of bananas, including those marketed by Atlanta. The Company’s Other Fresh Produce segment includes the sourcing, marketing and distribution of fresh fruits and vegetables other than bananas. In almost all cases, Chiquita does not grow the other fresh produce sold, but rather sources it from independent growers. Chiquita’s Other Fresh Produce business increased substantially with the March 2003 acquisition of Atlanta, which has annual sales of approximately $900 million in non-banana fresh produce. The Other Fresh Produce segment also includes Chiquita’s new fresh-cut fruit business. Remaining operations from the old Processed Foods segment consist of processed fruit ingredient products, which are produced in Latin America and sold in other parts of the world, and other consumer packaged goods. These operations are reported in “Other.” The Company evaluates the performance of its business segments based on operating income. Intercompany transactions between segments are eliminated.

Financial information for each segment follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales
Bananas	$458,660	$454,418	$877,922	$832,798
Other Fresh Produce	372,203	357,968	732,578	439,459
Other	17,523	16,787	31,054	28,245

	$848,386	$829,173	$1,641,554	$1,300,502

Operating income (loss)
Bananas	$37,222	$60,819	$64,926	$96,015
Other Fresh Produce	(1,590)	(2,575)	1,806	(861)
Other	887	2,680	1,582	3,447

	$36,519	$60,924	$68,314	$98,601

Note 10 - Debt

The Company allowed the bank credit facility of Chiquita Brands, Inc., now known as Chiquita Brands L.L.C. (“CBL”), to expire in June 2004. There had been no outstanding borrowings under the revolving credit line since May 2003, and all term loans under the facility had been repaid in full in March 2004. The Company expects to replace the expired facility with a new multi-year revolving credit facility later in 2004.

Upon expiration of the CBL credit facility, the Company entered into an agreement with Wells Fargo Bank to provide up to $15 million of letters of credit. At June 30, 2004, letters of credit for $9 million were outstanding.

In June 2004, the Company refinanced the debt of its Chiquita Chile subsidiary in the amount of $13 million. Interest is variable based on LIBOR, and principal is due in installments over 5 years. Under the terms of the agreement, which is secured by liens on certain of Chiquita Chile’s assets, the subsidiary is subject to financial covenants, including minimum tangible net worth and limitations on liabilities.

In June 2004, a subsidiary of the Company entered into a 17 million euro committed credit line for bank guarantees to be used primarily to guarantee the Company’s payments for licenses used to import bananas into European Union countries. This line is in addition to the Company’s existing 25 million euro uncommitted credit line for bank guarantees.

Note 11 - Comprehensive Income (in thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$30,238	$56,555	$50,150	$81,436
Other comprehensive income Unrealized foreign currency translation gains (losses)	1,203	13,648	(4,036)	16,494
Change in minimum pension liability	1,077	4,383	1,077	4,383
Change in fair value of cost investment	(1,453)	—	(3,180)	—
Changes in fair value of currency and fuel hedges	(1,995)	(8,549)	3,755	(15,564)
Losses reclassified from OCI into net income	7,358	7,320	19,028	13,550

Comprehensive income	$36,428	$73,357	$66,794	$100,299

Note 12 - Hedging

The Company enters into contracts to hedge its risks associated with euro exchange rate movements, primarily to reduce the negative earnings impact that any significant decline in the value of the euro would have on the conversion of euro-based revenue into U.S. dollars. In late 2003, the Company began to purchase solely put options instead of entering into new forward and zero-cost collar contracts. Purchased put options, which require an upfront premium payment, can reduce the negative earnings impact on the Company of a significant future decline in the value of the euro, without limiting the benefit received from a stronger euro. The Company also enters into hedge contracts for fuel oil for its shipping operations, which permit it to lock in fuel purchase prices for up to two years and thereby minimize the volatility that changes in fuel prices could have on its operating results.

Currency hedging costs charged to the Consolidated Statement of Income were $7 million and $18 million for the quarter and six months ended June 30, 2004, compared to $13 million and $22 million for the quarter and six months ended June 30, 2003. These costs reduced the favorable impact of the exchange rate on U.S. dollar realizations of euro-denominated sales. At June 30, 2004, unrealized losses of $8 million on the Company’s option and zero-cost collar contracts were included in “Accumulated other comprehensive income”, and substantially all of these losses are expected to be reclassified to net income during the next 12 months.

At June 30, 2004, the Company had euro-denominated put options which allow for conversion of approximately €135 million of sales in 2004 at rates ranging from $1.10 per euro to $1.20 per euro, approximately €185 million of sales in the first half of 2005 at rates ranging from $1.15 per euro to $1.23 per euro, and approximately €130 million of sales in the first half of 2006 at rates ranging from $1.17 per euro to $1.20 per euro. Additionally, the Company had zero-cost collar contracts which ensure conversion of approximately €60 million of sales in 2004 at average rates between $1.08 and $1.13 per euro. The Company had 3.5% Rotterdam barge fuel oil forward contracts at June 30, 2004 that require conversion of approximately 100,000 metric tons of fuel oil in 2004 and 90,000 metric tons in 2005 at prices ranging from $130 to $170 per metric ton, and a combination of Singapore and New York Harbor fuel oil forward contracts that require conversion of approximately 20,000 metric tons of fuel oil in 2004 and 20,000 metric tons in 2005 at prices ranging from $145 to $195 per metric ton. At June 30, 2004, the fair value of the foreign currency option and fuel oil forward contracts was $15 million, $9 million of which was included in “Other current assets” and $6 million in “Investments and other assets, net.” The fair value of the foreign currency zero-cost collar contracts at June 30, 2004 was a loss of approximately $5 million, which was included in “Accrued liabilities.” During the quarter and six months ended June 30, 2004, the change in the fair value of these contracts relating to hedge ineffectiveness was not significant.

Note 13 - Income Taxes

The Company’s effective tax rate is affected by the level and mix of income among various domestic and foreign jurisdictions in which the Company operates. In the 2004 second quarter, income tax expense reflects a $5.7 million benefit from the sale of the Company’s Colombian banana production division. A deferred tax liability of $5.7 million related to Colombia growing crops had been previously recorded; this tax liability was released to income upon sale of the Colombian division.

Note 14 - Stock-Based Compensation

Effective January 1, 2003, the Company began using the fair value method to recognize stock option expense in its results of operations for new stock options granted after December 31, 2002. Prior to January 1, 2003, the Company accounted for stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

The table below illustrates the effect of stock compensation expense on the periods presented as if the Company had always applied the fair value method under SFAS No. 123, “Accounting for Stock-Based Compensation.”

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2004	2003	2004	2003
Income before stock compensation expense	$32,367	$56,759	$57,732	$81,925
Stock compensation expense included in net income*	(2,129)	(204)	(7,582)	(489)

Net income	30,238	56,555	50,150	81,436
Pro forma stock compensation expense**	(1,725)	(1,864)	(3,450)	(3,728)

Pro forma net income	$28,513	$54,691	$46,700	$77,708

Basic earnings per common share:
Income before stock compensation expense	$0.79	$1.42	$1.42	$2.05
Stock compensation expense included in net income*	(0.05)	(0.01)	(0.19)	(0.01)

Net income	0.74	1.41	1.23	2.04
Pro forma stock compensation expense**	(0.04)	(0.04)	(0.08)	(0.10)

Pro forma net income	$0.70	$1.37	$1.15	$1.94

Diluted earnings per common share:
Income before stock compensation expense	$0.78	$1.42	$1.36	$2.05
Stock compensation expense included in net income*	(0.05)	(0.01)	(0.18)	(0.01)

Net income	0.73	1.41	1.18	2.04
Pro forma stock compensation expense**	(0.04)	(0.04)	(0.08)	(0.10)

Pro forma net income	$0.69	$1.37	$1.10	$1.94

*	Represents expense from stock options and restricted stock awards. Expense for the six months ended June 30, 2004 includes a charge of $3.6 million for awards granted to the Company’s former chairman and chief executive officer that vested upon his retirement as chairman on May 25, 2004. The charge was recorded in the 2004 first quarter.

**	Represents the additional amount of stock compensation expense that would have been included in net income had the Company applied the fair value method under SFAS No. 123 for awards issued prior to 2003, when the Company first began expensing options.

Options for 325,000 shares were granted during the first quarter of 2004, and no options were granted during the second quarter. During the 2003 first and second quarters, options were granted for 260,000 and 75,000 shares, respectively. The estimated weighted average fair value per option share granted was $12.47 during the first quarter of 2004, $6.58 during the first quarter of 2003 and $6.34 during the second quarter of 2003 using a Black-Scholes option pricing model based on market prices and the following assumptions at the dates of option grant: weighted average risk-free interest rate of 3.0% in the first quarter of 2004, 2.8% in the first quarter of 2003 and 2.9% in the second quarter of 2003; dividend yield of 0%; volatility factor for the Company’s common stock price of 60%; and a weighted average expected life of five years for options not forfeited. Approximately 640,000 options were exercised during the first six months of 2004, resulting in a cash inflow of $11 million.

Restricted stock awards for 124,000 shares and 579,000 shares were granted to employees and directors during the quarter and six months ended June 30, 2004. These awards generally vest over 1-4 years, and the fair value of the awards at the grant date is expensed over the vesting periods. The shares are issued at the end of the applicable vesting period.

Item 2

CHIQUITA BRANDS INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The most significant factors affecting year-over-year comparisons of the Company’s second quarter 2004 operating income were the gains and losses from the sales of the Colombian and Armuelles banana production divisions. These sales negatively influenced year-over-year operating income comparisons by $30 million. The Company reported a before-tax loss of $9 million on the sale of its Colombian banana production division in the 2004 second quarter and a $21 million gain on the sale of the Armuelles, Panama division in the 2003 second quarter.

Apart from these sales, the benefit received from favorable European currency exchange rates for the quarter was mostly offset by lower local banana prices in Europe and by an increase in marketing costs to build brand equity in several European countries, including those that became E.U. member states in May 2004.

On a year-to-date basis, the acquisition of Atlanta in late March 2003 resulted in significant increases to the Company’s sales, cost of sales and selling, general and administrative costs in the first quarter of 2004 compared to 2003.

Operations

Net sales

Net sales for the second quarter of 2004 were $848 million, an increase of $19 million from last year’s second quarter. The increase resulted from favorable European currency exchange rates and increased other fresh produce sales, partially offset by lower local banana pricing and volume in Europe.

Net sales for the six months ended June 30, 2004 were $1.642 billion, compared to $1.301 billion in 2003. The acquisition of Atlanta, a fresh produce distributor the Company acquired in late March 2003, accounted for $283 million of the $341 million increase.

Operating income – Second Quarter

Operating income for the second quarter of 2004 was $37 million, compared to $61 million in the second quarter of 2003.

Banana Segment. In the Company’s Banana segment, operating income was $37 million, compared to $61 million last year.

Banana segment operating results were favorably affected by:

•	$9 million net European currency and pricing benefit, comprised of a $14 million net increase from currency exchange rates, partially offset by $5 million in lower local European pricing;

•	$4 million of cost savings from improved farm productivity;

•	$3 million from the Company’s continued volume growth and improvement in local prices in Asia;

•	$3 million decline in charges related to severance and Atlanta restructuring ($1 million of charges in the 2004 second quarter compared to $4 million of such charges in the year-ago quarter); and

•	$2 million reduction in purchased fruit costs.

These items were offset by:

•	$30 million adverse effect from asset sales year-over-year, comprised of a before-tax loss of $9 million on the sale of the Colombian banana production division in the second quarter of 2004 and a $21 million gain on the sale of the Armuelles, Panama division in the 2003 second quarter;

•	$9 million of selling, general and administrative expenses associated with investment spending, including a $7 million increase in marketing expenses, primarily to build brand equity in several European countries, including new E.U. member states in Central and Eastern Europe; and

•	$3 million of legal and other costs associated with the U.S. Department of Justice investigation of the Company’s recently sold Colombian operations. These costs are included in selling, general and administrative expenses.

The 2004 percentage change compared to 2003 for the Company’s banana prices follows:

	Q2	Q1
North America	-1%	-6%
European Core Markets
U.S. Dollar basis	3%	7%
Local Currency	-4%	-8%
Central and Eastern Europe/Mediterranean
U.S. Dollar basis	18%	5%
Local Currency	11%	-11%
Asia
U.S. Dollar basis	8%	8%
Local Currency	3%	3%

The Company’s banana sales volumes of 40-pound boxes were as follows:

(In millions, except percentages)	Q2 2004	Q2 2003	% Change	YTD 2004	YTD 2003	% Change
European Core Markets	13.1	13.1	0.0%	25.2	25.5	(1.2%)
Central and Eastern Europe/Mediterranean	2.6	4.5	(42.2%)	5.8	7.8	(25.6%)
North America	14.8	14.1	5.0%	28.4	27.4	3.6%

Total	30.5	31.7	(3.8%)	59.4	60.7	(2.1%)

The Company owns 50% of a joint venture serving the Far East and Middle East, which had banana sales volume of 4.2 million and 3.6 million boxes during the second quarters of 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, this joint venture had volume of 8.0 million and 6.6 million boxes, respectively. The Company’s share of the net income or loss associated with this equity method investment is included in cost of sales.

Foreign currency hedging costs charged to the Consolidated Statement of Income were $7 million in the 2004 second quarter, compared to $13 million in the second quarter of 2003. These costs relate primarily to hedging the Company’s net cash flow exposure to fluctuations in the U.S. dollar value of its euro-denominated sales. At June 30, 2004, unrealized losses of $8 million on the Company’s option and zero-cost collar contracts were included in “Accumulated other comprehensive income”, and substantially all of these losses are expected to be reclassified to net income during the next 12 months. In late 2003, the Company began to purchase solely put options instead of entering into new forward and zero-cost collar contracts. Purchased put options, which require an upfront premium payment, can reduce the negative earnings impact on the Company of a significant future decline in the value of the euro, without limiting the benefit the Company would receive from a stronger euro. In June 2004, the Company began purchasing put options to hedge a majority of its anticipated 2006 euro net cash receipts. The Company plans to substantially complete its purchases of 2006 put options by the end of the 2004 third quarter.

Other Fresh Produce Segment. For the Other Fresh Produce segment, the operating loss in the 2004 second quarter was $2 million, compared to an operating loss of $3 million in the 2003 second quarter. The segment benefited from a $5 million decline in charges related to the Atlanta restructuring and joint venture write-downs ($1 million in the 2004 second quarter, compared to $6 million of such charges in the year-ago quarter). This benefit was mostly offset by $4 million of losses associated with the start-up of Chiquita Fresh Cut Fruit and lower pricing in the North American melon business in 2004.

Operating income – Year-to-Date

Operating income for the six months ended June 30, 2004 was $68 million, compared to $99 million for the six months ended June 30, 2003.

Banana Segment. In the Company’s Banana segment, operating income was $65 million year-to-date, compared to $96 million last year.

Banana segment operating results were favorably affected by:

•	$14 million net European currency and pricing benefit, comprised of a $36 million net increase from currency exchange rates, partially offset by $22 million in lower local European pricing;

•	$5 million reduction in purchased fruit costs;

•	$4 million of cost savings from improved farm productivity;

•	$4 million from the Company’s continued volume growth and improvement in local prices in Asia; and

•	$4 million decline in charges related to severance and Atlanta restructuring ($2 million of charges in 2004 compared to $6 million of such charges a year ago).

These items were offset by:

•	$30 million adverse effect from asset sales year-over-year, comprised of a before-tax loss of $9 million on the sale of the Colombian banana production division in the second quarter of 2004 and a $21 million gain on the sale of the Armuelles, Panama division in the 2003 second quarter;

•	$10 million of selling, general and administrative expenses associated with investment spending, including a $7 million increase in marketing expenses, primarily to build brand equity in several European countries, including new E.U. member states in Central and Eastern Europe;

•	$8 million adverse effect of North American banana pricing;

•	$5 million of legal and other costs associated with the U.S. Department of Justice investigation of the Company’s recently sold Colombian operations. These costs are included in selling, general and administrative expenses;

•	$4 million charge in selling, general and administrative expenses related to stock options and restricted stock that were previously granted to the Company’s former chairman and chief executive officer and vested upon his retirement in May 2004; and

•	$2 million from lower banana volume in Europe.

Information on the Company’s banana pricing and volume is included in the Operating Income – Second Quarter section above.

Foreign currency hedging costs charged to the Consolidated Statement of Income were $18 million for the six months ended June 30, 2004, compared to $22 million for the same period in 2003.

Other Fresh Produce Segment. For the Other Fresh Produce segment, operating income for the six months ended June 30, 2004 was $2 million, compared to an operating loss of $1 million a year ago. The segment benefited from an $8 million decline in charges related to the Atlanta restructuring and joint venture write-downs ($2 million in 2004, compared to $10 million a year ago). This benefit was mostly offset by $7 million of losses associated with the start-up of Chiquita Fresh Cut Fruit.

Interim results for the Company are subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full fiscal year. The Company’s results during the third and fourth quarters are generally weaker than in the first half of the year due to increased availability of competing fruits and resulting lower prices.

Interest and Taxes

Interest expense in the 2004 second quarter was $10 million, down $2 million versus the year-ago quarter, due to the significant reduction in debt during the past year.

The Company’s effective tax rate is affected by the level and mix of income among various domestic and foreign jurisdictions in which the Company operates. In the 2004 second quarter, income tax expense reflects a $5.7 million benefit from the sale of the Company’s Colombian banana production division. A deferred tax liability of $5.7 million related to Colombia growing crops had been previously recorded; this tax liability was released to income upon sale of the Colombian division.

Discontinued Operations

For all periods presented in which they were owned, discontinued operations include the operating results of Progressive Produce Corporation (“Progressive”), a California-based distributor of potatoes and onions sold in January 2003; certain operations owned by Atlanta, including a port operation sold in April 2003; and Chiquita Processed Foods (“CPF”), the Company’s vegetable canning business sold in May 2003. Discontinued operations also include any gains or losses from disposition of these businesses, including a $2 million gain from the sale of Progressive and a $9 million gain from the sale of CPF.

Sale of Colombian Division

In June 2004, the Company sold its banana-producing and port operations in Colombia to Invesmar Ltd., (“Invesmar”) the holding company of C.I. Banacol S.A. Banacol is a Colombian-based producer and exporter of bananas and other fruit products.

In exchange for these operations, the Company received, subject to certain post-closing adjustments, $28.5 million in cash; $15 million face amount of notes and deferred payments (of which $3 million is due by September 2004); and the assumption by the buyer of approximately $7 million of pension liabilities.

In connection with the sale, Chiquita entered into eight-year agreements to purchase bananas and pineapples from affiliates of the buyer. Under the banana purchase agreement, Chiquita will purchase approximately 11 million boxes of Colombian bananas per year at above-market prices. This resulted in a liability of $33 million at the sale date, which represents the estimated net present value of the above-market premium to be paid for the purchase of bananas over the term of the contract. Substantially all of this liability is included in “Other liabilities” in the Consolidated Balance Sheet. Under the pineapple purchase agreement, Chiquita will purchase approximately 2 million boxes of Costa Rican golden pineapples during the first year of the contract and 2.5 million boxes per year thereafter at below-market prices. This resulted in a receivable of $25 million at the sale date which represents the estimated net present value of the discount to be received for the purchase of pineapples over the term of the contract. Substantially all of this receivable is included in “Investments and other assets, net” in the Consolidated Balance Sheet. Together, the two long-term fruit purchase agreements commit Chiquita to approximately $80 million in annual purchases.

Also in connection with the sale, Chiquita agreed that, in the event that it becomes unable to perform its obligations under the banana purchase agreement due to a conflict with U.S. law, Chiquita will indemnify Invesmar primarily for the lost premium on the banana purchases or, alternatively, rescind the sale transaction and allow Invesmar to retain certain port assets in Colombia which had a carrying value of approximately $7 million at the sale date.

The net book value of the assets and liabilities transferred in the transaction was $36 million. The Company recognized a before-tax loss of $9 million and an after-tax loss of $4 million on the transaction, which takes into account the net $8 million loss from the two long-term fruit purchase agreements.

Financial Condition – Liquidity and Capital Resources

The Company’s cash balance has increased to $198 million at June 30, 2004, compared to $134 million at December 31, 2003 and $174 million at June 30, 2003.

Operating cash flow was $62 million for the six months ended June 30, 2004, compared to $48 million for the same period in 2003. Operating cash flow in the 2003 second quarter reflects $17 million in severance payments made upon completion of the Armuelles sale in June 2003.

Capital expenditures were $17 million year-to-date 2004 and $27 million during the comparable period in 2003. Capital expenditures in 2003 included $14 million to purchase a ship that had previously been under operating lease to the Company.

The Company allowed the CBL bank credit facility to expire in June 2004. There had been no outstanding borrowings under the revolving credit line since May 2003, and all term loans under the facility had been repaid in full in March 2004. The Company expects to replace the expired facility with a new multi-year revolving credit facility later in 2004.

Upon expiration of the CBL credit facility, the Company entered into an agreement with Wells Fargo Bank to provide up to $15 million of letters of credit. At June 30, 2004, letters of credit for $9 million were outstanding.

In June 2004, the Company refinanced the debt of its Chiquita Chile subsidiary in the amount of $13 million. Interest is variable based on LIBOR, and principal is due in installments over 5 years. Under the terms of the new agreement, which is secured by liens on certain of Chiquita Chile’s assets, the subsidiary is subject to financial covenants, including minimum tangible net worth and limitations on liabilities.

In June 2004, a subsidiary of the Company entered into a 17 million euro committed credit line for bank guarantees to be used primarily to guarantee the Company’s payments for licenses used to import bananas into European Union countries. This line is in addition to the Company’s existing 25 million euro uncommitted credit line for bank guarantees.

Chiquita sold CPF to Seneca Foods Corporation in May 2003. The sale of CPF resulted in the receipt of $110 million of cash and approximately 968,000 shares of Seneca preferred stock convertible into an equal number of shares of Seneca Common Stock Class A, which was recorded at its estimated fair value on the sale date of $13 million. Seneca also assumed CPF’s debt, which was $61 million at the sale date.

Total debt at June 30, 2004 was $372 million versus $395 million at December 31, 2003. The reduction in debt resulted primarily from the repayment of the CBL credit facility and normal ship loan maturities. The change is illustrated in the following table:

(in millions)	June 30, 2004	December 31, 2003	June 30, 2003
Parent Company
10.56% Senior Notes	$250.0	$250.0	$250.0
Subsidiaries
CBL credit facility (allowed to expire June 2004)
Revolver	—	—	—
Term loan	—	—	36.3
Term loan for Atlanta	—	9.8	55.0
Shipping	95.2	108.4	116.7
Chiquita-Chile	14.6	16.1	—
Other	12.3	10.3	23.5

Total debt	$372.1	$394.6	$481.5

Chiquita has authorized a new common stock and warrant repurchase program. Under the program, over the next 12-18 months the Company may make up to $20 million of purchases of shares of its common stock and its warrants to subscribe for common stock. The securities may be purchased on the open market or in privately negotiated transactions. The amounts and times of purchases will be based on prevailing market conditions.

The Company believes that its current cash level, cash flow generated by operating subsidiaries and borrowing capacity provide sufficient cash reserves and liquidity to fund the Company’s working capital needs, capital expenditures and debt service requirements, as well as the stock and warrant repurchase program.

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

On May 1, 2004, ten Central and Eastern European countries joined the EU. The European Commission specified the size of the increase in the banana quota for the remainder of 2004 that will result from this EU enlargement. The amount of the increase was lower than historical imports into those countries. The Commission also established rules for allocating additional import licenses for the increased quota volume, which are in most, but not all, respects consistent with the 2001 agreement. As those rules are now being applied, Chiquita is receiving a significant share of the new licenses.

Under the 2001 agreement, the EU banana tariff rate quota system is scheduled to be followed by a tariff-only system no later than 2006. The EU has previously indicated to the World Trade Organization (the “WTO”) that under a tariff-only system, African and Caribbean bananas would need a tariff preference of 300 euro per metric ton relative to Latin American bananas to remain competitive in the EU marketplace. A 300 euro per metric ton tariff on Latin American bananas would represent a substantial increase over the EU’s 75 euro per metric ton tariff now applicable to Latin American bananas entering within the tariff rate quota system. In order to remain consistent with WTO principles, any new EU banana tariff is required under a 2001 WTO decision to “at least maintain total market access” for Latin American suppliers. That decision establishes consultation and arbitration procedures for determining whether Latin American market access would be maintained and requires that those procedures be completed before any new EU tariff-only system takes effect. There can be no assurance that the tariff levels established under a tariff-only system would not be materially adverse to marketers of Latin American bananas such as the Company.

The Company has international operations in many foreign countries, including those in Central and South America, the Philippines and La Côte d’Ivoire. The Company’s activities are subject to risks inherent in operating in these countries, including government regulation, currency restrictions and other restraints, burdensome taxes, expropriation, threats to employees, political instability, terrorist activities, including extortion, and risks of U.S. and foreign governmental action in relation to the Company. Should such circumstances occur, the Company might need to curtail, cease or alter its activities in a particular region or country. Chiquita’s ability to deal with these issues may be affected by applicable U.S. laws and, in particular, potential conflicts between the requirements of U.S. law and the need to protect the Company’s employees and assets. The Company is currently dealing with one such issue involving payments that its Colombian banana producing subsidiary (sold in June 2004) had been forced to make to certain local groups that have been designated under United States law as foreign terrorist organizations. The Company’s management and its audit committee, in consultation with the board of directors, voluntarily disclosed this issue to the U.S. Department of Justice in April 2003 and requested its guidance. In late March 2004, the Department advised that, as part of its investigation, it will be evaluating the role and conduct of the Company and some of its officers. While the Company intends to continue its cooperation with this investigation, the Company cannot predict its outcome or possible effect on the Company.

* * * * *

This quarterly report contains certain information that may be deemed to be statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect management’s current views and estimates of future economic circumstances, industry conditions and Company performance. They are subject to a number of assumptions, risks and uncertainties, many of which are beyond the control of Chiquita, including: the impact of changes in the European Union banana import regime as a result of the recent enlargement of the EU and the anticipated conversion to a tariff-only regime not later than 2006; the outcome of the Department of Justice investigation involving the Company’s recently sold Colombian subsidiary; prices for Chiquita products; availability and costs of products and raw materials; currency exchange rate fluctuations; natural disasters and unusual weather conditions; operating efficiencies; labor relations; actions of governmental bodies; the continuing availability of financing; the Company’s ability to realize its announced cost-reduction goals; risks inherent in operating in foreign countries, including government regulation, currency restrictions and other restraints, burdensome taxes, expropriation, threats to employees, political instability and terrorist activities, including extortion, and risks of U.S. and foreign governmental action in relation to the Company; and other market and competitive conditions. See “Risks of International Operations” for further information.

The forward-looking statements speak as of the date made and are not guarantees of future performance. Actual results or developments may differ materially from the expectations expressed or implied in the forward-looking statements, and the Company undertakes no obligation to update any such statements.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Management” in the Company’s 2003 Annual Report on Form 10-K. As of June 30, 2004, there were no material changes to the information presented.

Item 4 - Controls and Procedures

Chiquita maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic filings with the SEC is (a) accumulated and communicated to the Company’s management in a timely manner and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on an evaluation, as of June 30, 2004, of the Company’s disclosure controls and procedures, the Company’s chief executive officer and chief financial officer concluded that the design and operation of these controls and procedures are effective. Chiquita also maintains a system of internal accounting controls that are designed to provide reasonable assurance that its books and records accurately reflect its transactions and that its policies and procedures are followed. During the quarter ended June 30, 2004, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 4 - Submission of Matters to a Vote of Security Holders

In connection with the Company’s Annual Meeting of Shareholders held on May 25, 2004, proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. The following votes (representing approximately 79% of the shares eligible to vote) were cast at that meeting:

Election of Eight Directors

	Votes
Name	For	Withheld
Fernando Aguirre	32,117,547	144,310
Morten Arntzen	31,791,145	470,712
Jeffrey D. Benjamin	31,440,335	821,522
Robert W. Fisher	32,121,314	140,543
Roderick M. Hills	31,372,617	889,240
Durk I. Jager	32,123,798	138,059
Jaime Serra	32,123,554	138,303
Steven P. Stanbrook	31,791,092	470,765

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibit 10.1 - Chiquita Brands International, Inc. Capital Accumulation Plan, conformed to include amendments through January 1, 2004

Exhibit 31 - Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32 - Section 1350 Certifications

(b)	The Company has filed the following Current Reports on Form 8-K since the beginning of the 2004 second quarter:

May 10, 2004 (filed May 10, 2004), reporting under Item 12 - to furnish first quarter 2004 results and related matters

June 10, 2004 (filed June 14, 2004), reporting under Items 5 and 7 - to announce a definitive agreement for the sale of Chiquita’s banana-producing and port operations in Colombia to Invesmar Limited, the holding company of C.I. Banacol S.A.

August 5, 2004 (filed August 5, 2004), reporting under Item 12 - to furnish second quarter 2004 results and related matters

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIQUITA BRANDS INTERNATIONAL, INC.

By:	/S/ WILLIAM A. TSACALIS
William A. Tsacalis
Vice President, Controller and Chief Accounting Officer

August 6, 2004