Form 10-Q
period 2004-09-30
CHIQUITA BRANDS INTERNATIONAL INC
filed 2004-11-05
CIK 101063

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 31, 2004, there were 40,857,949 shares of Common Stock outstanding.

CHIQUITA BRANDS INTERNATIONAL, INC.

Part I - Financial Information

Item 1 - Financial Statements

CHIQUITA BRANDS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(In thousands, except per share amounts)

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
Net sales	$661,610	$627,511	$2,303,164	$1,928,013

Operating expenses
Cost of sales	572,336	546,034	1,963,777	1,643,561
Selling, general and administrative	68,986	61,327	219,989	167,642
Depreciation	10,235	9,495	31,742	25,928
Loss on sale of Colombian division	—	—	9,289	—
Gain on sale of Armuelles division	—	—	—	(20,658)
Gain on sale of equity method investments	—	(12,038)	—	(9,754)

	651,557	604,818	2,224,797	1,806,719

Operating income	10,053	22,693	78,367	121,294

Interest income	2,347	943	3,710	1,980
Interest expense	(9,823)	(11,191)	(29,850)	(32,312)
Other income (expense), net	(19,706)	—	(19,706)	—

Income (loss) from continuing operations before income taxes	(17,129)	12,445	32,521	90,962
Income taxes	(2,700)	(1,800)	(2,200)	(5,300)

Income (loss) from continuing operations	(19,829)	10,645	30,321	85,662
Discontinued operations
Loss from operations	—	(107)	—	(5,497)
Gain (loss) on disposal of discontinued operations	—	(653)	—	11,156

Net income (loss)	$(19,829)	$9,885	$30,321	$91,321

Basic earnings per common share:
- Continuing operations	$(0.49)	$0.27	$0.74	$2.14
- Discontinued operations	—	(0.02)	—	0.14

- Net income (loss)	$(0.49)	$0.25	$0.74	$2.28

Diluted earnings per common share:
- Continuing operations	$(0.49)	$0.27	$0.72	$2.14
- Discontinued operations	—	(0.02)	—	0.14

- Net income (loss)	$(0.49)	$0.25	$0.72	$2.28

See Notes to Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET (Unaudited)

(In thousands, except share amounts)

	September 30, 2004	December 31, 2003	September 30, 2003
ASSETS
Current assets
Cash and equivalents	$229,617	$134,296	$158,255
Trade receivables (less allowances of $11,020, $13,066, and $14,464)	267,548	292,522	250,519
Other receivables, net	74,983	84,289	79,092
Inventories	163,819	193,968	180,154
Prepaid expenses	16,220	17,528	18,780
Other current assets	25,156	15,347	12,103

Total current assets	777,343	737,950	698,903
Property, plant and equipment, net	402,360	440,978	420,443
Investments and other assets, net	145,337	93,377	117,096
Trademark	387,585	387,585	387,585
Goodwill	42,501	43,219	42,384
Assets of discontinued operations	—	3,610	15,082

Total assets	$1,755,126	$1,706,719	$1,681,493

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes and loans payable	$12,620	$9,195	$11,318
Long-term debt of parent company due within one year	40,917	—	—
Long-term debt of subsidiaries due within one year	23,448	38,875	74,140
Accounts payable	260,932	264,373	233,444
Accrued liabilities	104,943	144,230	106,705

Total current liabilities	442,860	456,673	425,607
Long-term debt of parent company	250,000	250,000	250,000
Long-term debt of subsidiaries	80,850	96,490	100,207
Accrued pension and other employee benefits	73,394	81,899	79,596
Other liabilities	84,313	62,414	67,095
Liabilities of discontinued operations	—	1,897	9,195

Total liabilities	931,417	949,373	931,700

Shareholders’ equity
Common stock, $.01 par value (40,858,263, 40,037,281 and 39,942,652 shares outstanding, respectively)	409	400	399
Capital surplus	650,709	630,868	626,567
Retained earnings	142,722	112,401	104,516
Accumulated other comprehensive income	29,869	13,677	18,311

Total shareholders’ equity	823,709	757,346	749,793

Total liabilities and shareholders’ equity	$1,755,126	$1,706,719	$1,681,493

See Notes to Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)

(In thousands)

	Nine Months Ended Sept. 30,
	2004	2003
Cash provided (used) by:
Operations
Income from continuing operations	$30,321	$85,662
Depreciation	31,742	25,928
Loss on extinguishment of debt	22,015	—
Loss on sale of Colombian division	3,589	—
Gain on sale of Armuelles division	—	(20,658)
Gain on sale of equity method investements	—	(9,754)
Severance payments for Armuelles division	—	(16,713)
Changes in current assets and liabilities and other	2,395	11,825

Cash flow from operations	90,062	76,290

Investing
Capital expenditures	(27,588)	(36,801)
Proceeds from sale of:
Colombian division	28,500	—
Armuelles division	860	14,802
Equity method investments	—	18,692
Other property, plant and equipment	8,066	2,909
Consolidation of variable interest entity	—	7,579
Other	(1,867)	3,808

Cash flow from investing	7,971	10,989

Financing
Issuances of long-term debt	259,460	79,333
Repayments of long-term debt	(277,985)	(183,659)
CBL credit facility amendment and other fees	(640)	(4,326)
Increase in notes and loans payable	3,425	2,829
Proceeds from exercise of stock options/warrants	11,106	—

Cash flow from financing	(4,634)	(105,823)

Discontinued operations	1,922	123,914

Increase in cash and equivalents	95,321	105,370
Balance at beginning of period	134,296	52,885

Balance at end of period	$229,617	$158,255

See Notes to Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Interim results for Chiquita Brands International, Inc. (“CBII”) and subsidiaries (collectively, with CBII, the “Company”) are subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full fiscal year. The Company’s results during the third and fourth quarters are generally weaker than in the first half of the year due to increased availability of competing fruits and resulting lower prices. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the results of the interim periods shown have been made. See Notes to Consolidated Financial Statements included in the Company’s 2003 Annual Report on Form 10-K for additional information relating to the Company’s financial statements.

Note 1 - Earnings Per Share

Basic and diluted earnings per common share (“EPS”) are calculated as follows (in thousands, except per share amounts):

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
Income (loss) from continuing operations	$(19,829)	$10,645	$30,321	$85,662
Discontinued operations	—	(760)	—	5,659

Net income (loss)	$(19,829)	$9,885	$30,321	$91,321

Weighted average common shares outstanding (used to calculate basic EPS)	40,846	39,968	40,704	39,972
Warrants, stock options and other stock awards	—	152	1,188	80

Shares used to calculate diluted EPS	40,846	40,120	41,892	40,052

Basic earnings per common share:
- Continuing operations	$(0.49)	$0.27	$0.74	$2.14
- Discontinued operations	—	(0.02)	—	0.14

- Net income (loss)	$(0.49)	$0.25	$0.74	$2.28

Diluted earnings per common share:
- Continuing operations	$(0.49)	$0.27	$0.72	$2.14
- Discontinued operations	—	(0.02)	—	0.14

- Net income (loss)	$(0.49)	$0.25	$0.72	$2.28

The assumed conversions to common stock of the Company’s outstanding warrants, stock options and other stock awards are excluded from the diluted EPS computations for periods in which these items, on an individual basis, have an anti-dilutive effect on diluted EPS. For the quarter ended September 30, 2004, the shares used to calculate diluted EPS would have been 41,467 if the Company had generated net income.

Note 2 - Sale of Colombian Division

In June 2004, the Company sold its banana-producing and port operations in Colombia to Invesmar Ltd. (“Invesmar”), the holding company of C.I. Banacol S.A. Banacol is a Colombian-based producer and exporter of bananas and other fruit products.

In exchange for these operations, the Company received, subject to certain post-closing adjustments, $28.5 million in cash; $15 million face amount of notes and deferred payments; and the assumption by the buyer of approximately $7 million of pension liabilities.

In connection with the sale, Chiquita entered into eight-year agreements to purchase bananas and pineapples from affiliates of the buyer. Under the banana purchase agreement, Chiquita will purchase approximately 11 million boxes of Colombian bananas per year at above-market prices. This resulted in a liability of $33 million at the sale date, which represents the estimated net present value of the above-market premium to be paid for the purchase of bananas over the term of the contract. Substantially all of this liability is included in “Other liabilities” in the Consolidated Balance Sheet. Under the pineapple purchase agreement, Chiquita will purchase approximately 2 million boxes of Costa Rican golden pineapples during the first year of the contract and 2.5 million boxes per year thereafter at below-market prices. This resulted in a receivable of $25 million at the sale date, which represents the estimated net present value of the discount to be received for the purchase of pineapples over the term of the contract. Substantially all of this receivable is included in “Investments and other assets, net” in the Consolidated Balance Sheet.

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

The net book value of the assets and liabilities transferred in the transaction was $36 million, primarily comprised of $25 million of property, plant and equipment; $19 million of growing crop inventory; $5 million of materials and supplies inventory; $6 million of deferred tax liabilities; and $7 million of pension liabilities. The Company recognized a before-tax loss of $9 million and an after-tax loss of $4 million on the transaction, which takes into account the net $8 million loss from the two long-term fruit purchase agreements.

Note 3 - Contingencies

In April 2003, the Company’s management and audit committee, in consultation with the board of directors, voluntarily disclosed to the U.S. Department of Justice (“Justice Department”) that the Company’s banana-producing subsidiary in Colombia, which was sold in June 2004, had been forced to make “protection” payments to certain groups in that country which have been designated under United States law as foreign terrorist organizations. CBII’s sole reason for allowing its subsidiary to submit to these payment demands had been to protect its employees from the risks to their safety if the payments were not made. The voluntary disclosure to the Justice Department was made because the Company’s management became aware that these groups had been designated as foreign terrorist organizations under a U.S. statute that makes it a crime to support such an organization. The Company requested the Justice Department’s guidance. Following the voluntary disclosure, the Justice Department undertook an investigation. The Company has cooperated with that investigation. In late March 2004, the Justice Department advised that, as part of the investigation, it would be evaluating the role and conduct of the Company and some of its officers in the matter. The Company intends to continue its cooperation with this investigation, but it cannot predict the outcome of the investigation or any possible adverse effect on the Company, which could include the imposition of fines.

In October 2004, the Company’s Italian subsidiary received a notice of assessment from Customs authorities in Trento, Italy stating that this subsidiary and two individuals, including the subsidiary’s former managing director, are jointly and severally liable for approximately 4.2 million euro. This amount represents additional duties on the import of certain bananas into the European Union in 1999 and 2000, plus related taxes and interest. The notice states that these amounts are due because these bananas were imported with licenses that were subsequently determined to have been forged. The Company intends to appeal the assessment, through appropriate proceedings, on the basis of its good faith belief at the time the import licenses were obtained and used that they were valid. Accordingly, the Consolidated Balance Sheet at September 30, 2004 does not reflect a liability for this contingency.

For a discussion of risks the Company encounters in its international operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risks of International Operations.”

Note 4 - Sale of Armuelles Division

On June 30, 2003, the Company sold the assets of its Armuelles, Panama banana production division for $20 million to a worker cooperative. In connection with this transaction, the cooperative signed a 10-year contract to supply Chiquita with bananas at market prices. Sales proceeds included $15 million in cash financed by a Panamanian bank and $5 million from a loan provided by Chiquita. This loan is being repaid to the Company through an agreed-upon discount to the price per box during the initial years of the banana purchase contract. As part of the transaction, Chiquita paid $20 million in workers’ severance and certain other liabilities of the Armuelles division, which had been previously accrued. The Company recognized a gain of $21 million in the 2003 second quarter on the sale of Armuelles assets and settlement of its severance liabilities.

Note 5 - Sale of Equity Method Investments

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

Because of the reduction in ownership of CBSP, the Company no longer has significant influence over the operating and financial policies of CBSP. As such, the Company no longer uses the equity method of accounting for this investment. Rather, these publicly-traded CBSP shares are considered “available-for-

sale” securities under Statement of Financial Accounting Standards (“SFAS”) No. 115. Such securities are reported at fair value, with unrealized gains or losses excluded from net income and included in other comprehensive income.

Note 6 - Acquisition of German Distributor

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

Note 7 - Discontinued Operations

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

The income (loss) from discontinued operations presented below includes interest expense of $2 million, none of which was incurred during the third quarter, on debt assumed by the buyers for the nine months ended September 30, 2003.

In the financial information presented below, each of the discontinued operations is included through the date of its sale (in thousands):

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
Net sales	$—	$9,055	$—	$167,018

Loss from operations	$—	$(107)	$—	$(5,497)
Gain (loss) on sale	—	(653)	—	11,156

Income (loss) from discontinued operations	$—	$(760)	$—	$5,659

	September 30, 2004	December 31, 2003	September 30, 2003
Assets of discontinued operations:
Current assets	$—	$2,696	$13,541
Property, plant and equipment	—	868	551
Investments and other long-term assets	—	46	990

	$—	$3,610	$15,082

Liabilities of discontinued operations:
Current liabilities	$—	$1,897	$9,195

Note 8 - Pension and Severance Benefits

Net pension expense from the Company’s defined benefit and severance plans, primarily comprised of the Company’s severance plans covering Central and South American employees, consists of the following (in thousands):

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
Service cost	$1,181	$1,804	$3,629	$3,641
Interest on projected benefit obligation	1,924	2,862	5,069	5,904
Expected return on plan assets	(326)	(794)	(1,518)	(1,802)
Recognized actuarial (gain) loss	250	(586)	504	(859)
Amortization of prior service cost	231	194	505	313

	3,260	3,480	8,189	7,197
Curtailment gain from Armuelles sale	—	—	—	(4,943)
Settlement gain from Armuelles sale	—	—	—	(2,456)

	$3,260	$3,480	$8,189	$(202)

Note 9 - Inventories (in thousands)

	September 30, 2004	December 31, 2003	September 30, 2003
Bananas	$37,610	$41,635	$38,093
Other fresh produce	7,554	10,135	5,010
Processed food products	7,256	7,592	7,087
Growing crops	76,094	91,456	88,258
Materials, supplies and other	35,305	43,150	41,706

	$163,819	$193,968	$180,154

Note 10 -Segment Information

The Company’s Banana segment includes the sourcing (production and purchase), transportation, marketing and distribution of bananas, including those marketed by Atlanta. The Company’s Other Fresh Produce segment includes the sourcing, marketing and distribution of fresh fruits and vegetables other than bananas. In almost all cases, Chiquita does not grow the other fresh produce sold, but rather sources it from independent growers. Chiquita’s Other Fresh Produce business increased substantially with the March 2003 acquisition of Atlanta, which has annual sales of approximately $900 million in non-banana fresh produce. The Other Fresh Produce segment also includes Chiquita’s new fresh-cut fruit business. Remaining operations, which are reported in “Other,” consist of processed fruit ingredient products, which are produced in Latin America and sold in other parts of the world, and other consumer packaged goods. The Company evaluates the performance of its business segments based on operating income. Intercompany transactions between segments are eliminated.

Financial information for each segment follows (in thousands):

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
Net sales
Bananas	$380,332	$348,080	$1,258,254	$1,180,878
Other Fresh Produce	266,519	265,465	999,097	704,924
Other	14,759	13,966	45,813	42,211

	$661,610	$627,511	$2,303,164	$1,928,013

Operating income (loss)
Bananas	$13,695	$14,820	$78,621	$110,835
Other Fresh Produce	(4,345)	6,390	(2,539)	5,529
Other	703	1,483	2,285	4,930

	$10,053	$22,693	$78,367	$121,294

Note 11 - Debt

In September 2004, the Company issued $250 million principal amount of 7 1/2% Senior Notes due 2014 for net proceeds of $246 million. The proceeds from the new offering, together with available cash, were used to fund the Company’s tender offer and consent solicitation for its $250 million aggregate principal amount of 10.56% Senior Notes due 2009. The purchase price was $1,069.56 for each $1,000 principal amount of notes validly tendered and accepted for payment, plus accrued and unpaid interest up to but excluding the settlement date. Furthermore, the Company paid $20 for each $1,000 principal amount of notes to holders who validly tendered their notes and delivered their consents to certain changes in the terms of the 10.56% Senior Notes prior to September 28, 2004. Approximately $209 million principal amount of 10.56% Senior Notes were validly tendered by the September 28 deadline, leaving $41 million still outstanding at September 30, 2004. An additional $2 million principal amount was tendered prior to the October 12, 2004 tender offer deadline. On November 3, 2004, the Company gave notice of redemption of the remaining $39 million of 10.56% Senior Notes. The redemption date will be December 3, 2004. As a result of the premiums associated with the repurchase of the entire $250 million of notes, the Company recognized a $22 million loss in the 2004 third quarter, which is included in “Other income (expense)” on the Consolidated Statement of Income.

As a result of the consents delivered by 84% of the holders of outstanding 10.56% Senior Notes (more than the requisite majority), on September 28, 2004, the Company entered into a supplemental indenture amending the terms of the 10.56% Senior Notes remaining outstanding. The Supplemental Indenture eliminates substantially all of the restrictive covenants that previously applied to the 10.56% Senior Notes.

The indenture for the 7 1/2% Senior Notes contains restrictions that, at September 30, 2004, limited the aggregate amount of restricted payments, including dividends and share/warrant repurchases, that could be paid to $110 million. The indenture has additional restrictions related to asset sales, incurrence of additional indebtedness, granting of liens, sale-leaseback transactions, investments and acquisitions, business activities and related-party transactions. The 7 1/2% Senior Notes are callable on or after November 1, 2009 at 103.75% of face value declining to face value in 2012. In addition, before November 1, 2007, the Company may redeem up to 35% of the notes at a redemption price of 107.5% of their principal amount plus accrued interest, using proceeds from sales of certain kinds of Company stock.

The Company allowed the bank credit facility of Chiquita Brands, Inc., now known as Chiquita Brands L.L.C. (“CBL”), to expire in June 2004. There had been no outstanding borrowings under the revolving credit line since May 2003, and all term loans under the facility had been repaid in full in March 2004. The Company expects to replace the expired facility with a new multi-year revolving credit facility in early 2005.

Upon expiration of the CBL credit facility, the Company entered into an agreement with Wells Fargo Bank to provide up to $15 million of letters of credit. At September 30, 2004, letters of credit for $8 million were outstanding.

In June 2004, the Company refinanced the debt of its Chiquita Chile subsidiary in the amount of $13 million. Interest is variable based on LIBOR, and principal is due in installments over five years. Under the terms of the agreement, which is secured by liens on certain of Chiquita Chile’s assets, the subsidiary is subject to financial covenants, including minimum tangible net worth and limitations on liabilities.

In June 2004, a subsidiary of the Company entered into a 17 million euro committed credit line for bank guarantees to be used primarily to guarantee the Company’s payments for licenses used to import bananas into European Union countries. This line is in addition to the Company’s existing 25 million euro uncommitted credit line for bank guarantees.

Note 12 - Comprehensive Income (Loss) (in thousands)

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
Net income (loss)	$(19,829)	$9,885	$30,321	$91,321
Other comprehensive income (loss)
Unrealized foreign currency translation gains (losses)	761	1,045	(3,275)	17,539
Sale of equity method investment	—	(3,008)	—	(3,008)
Change in minimum pension liability	—	—	1,077	4,383
Change in fair value of cost investment	989	6,601	(2,191)	6,601
Changes in fair value of currency and fuel hedges	(5,938)	(2,586)	(2,183)	(18,150)
Losses reclassified from OCI into net income	3,736	7,289	22,764	20,839

Comprehensive income (loss)	$(20,281)	$19,226	$46,513	$119,525

Note 13 - Hedging

The Company enters into contracts to hedge its risks associated with euro exchange rate movements, primarily to reduce the negative earnings impact that any significant decline in the value of the euro would have on the conversion of euro-based revenue into U.S. dollars. The Company primarily purchases put options to hedge this risk. Purchased put options, which require an upfront premium payment, can reduce the negative earnings impact on the Company of a future significant decline in the value of the euro, without limiting the benefit received from a stronger euro. The Company also enters into hedge contracts for fuel oil for its shipping operations, which permit it to lock in fuel purchase prices for up to two years and thereby minimize the volatility that changes in fuel prices could have on its operating results.

Currency hedging costs charged to the Consolidated Statement of Income were $5 million and $23 million for the quarter and nine months ended September 30, 2004, compared to $7 million and $29 million for the quarter and nine months ended September 30, 2003. These costs reduced the favorable impact of the exchange rate on U.S. dollar realizations of euro-denominated sales. At September 30, 2004, unrealized losses of $11 million on the Company’s option, forward and zero-cost collar contracts were included in “Accumulated other comprehensive income.” Approximately $8 million of this amount is expected to be reclassified to net income during the next 12 months.

At September 30, 2004, the Company had euro-denominated put options which allow for conversion of approximately €65 million of sales in 2004 at rates ranging from $1.10 per euro to $1.20 per euro, approximately €305 million of sales in the first nine months of 2005 at rates ranging from $1.15 per euro to $1.23 per euro, and approximately €320 million of sales in 2006 at rates ranging from $1.17 per euro to $1.21 per euro. Additionally, the Company had zero-cost collar contracts which ensure conversion of approximately €20 million of sales in 2004 at average rates between $1.10 and $1.14 per euro, and euro-denominated forward contracts requiring the conversion of approximately €30 million of sales in 2004 at an average rate of $1.23 per euro. The Company had 3.5% Rotterdam barge fuel oil forward contracts at September 30, 2004 that require conversion of approximately 60,000 metric tons of fuel oil in 2004, 140,000 metric tons in 2005 and 75,000 metric tons in 2006 at prices ranging from $130 to $170 per metric ton, and a combination of Singapore and New York Harbor fuel oil forward contracts that require conversion of approximately 10,000 metric tons of fuel oil in 2004, 30,000 metric tons in 2005 and 15,000 metric tons in 2006 at prices ranging from $145 to $195 per metric ton. At September 30, 2004, the fair value of the foreign currency option and fuel oil forward contracts was $22 million, $9 million of which was included in “Other current assets” and $13 million in “Investments and other assets, net.” The fair value of the foreign currency zero-cost collar contracts at September 30, 2004 was a loss of approximately $2 million, which was included in “Accrued liabilities.” During the quarter and nine months ended September 30, 2004, the change in the fair value of these contracts relating to hedge ineffectiveness was not significant.

Note 14 - Income Taxes

The Company’s effective tax rate is affected by the level and mix of income among various domestic and foreign jurisdictions in which the Company operates. For the nine months ended September 30, 2004, income tax expense reflects a $5.7 million benefit from the sale of the Company’s Colombian banana production division. A deferred tax liability of $5.7 million related to Colombia growing crops had been previously recorded; this tax liability was released to income in the 2004 second quarter upon sale of the Colombian division.

Note 15 - Stock-Based Compensation

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

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
(in thousands, except per share amounts)	2004	2003	2004	2003
Income (loss) before stock compensation expense	$(18,400)	$10,262	$39,332	$92,187
Stock compensation expense included in net income (loss)*	(1,429)	(377)	(9,011)	(866)

Net income (loss)	(19,829)	9,885	30,321	91,321
Pro forma stock compensation expense**	(1,636)	(1,864)	(5,086)	(5,592)

Pro forma net income (loss)	$(21,465)	$8,021	$25,235	$85,729

Basic earnings per common share:
Income (loss) before stock compensation expense	$(0.45)	$0.26	$0.96	$2.30
Stock compensation expense included in net income (loss)*	(0.04)	(0.01)	(0.22)	(0.02)

Net income (loss)	(0.49)	0.25	0.74	2.28
Pro forma stock compensation expense**	(0.04)	(0.05)	(0.12)	(0.14)

Pro forma net income (loss)	$(0.53)	$0.20	$0.62	$2.14

Diluted earnings per common share:
Income (loss) before stock compensation expense	$(0.45)	$0.26	$0.94	$2.30
Stock compensation expense included in net income (loss)*	(0.04)	(0.01)	(0.22)	(0.02)

Net income (loss)	(0.49)	0.25	0.72	2.28
Pro forma stock compensation expense**	(0.04)	(0.05)	(0.12)	(0.14)

Pro forma net income (loss)	$(0.53)	$0.20	$0.60	$2.14

*	Represents expense from stock options and restricted stock awards. Expense for the nine months ended September 30, 2004 includes a charge of $3.6 million for awards granted to the Company’s former chairman and chief executive officer that vested upon his retirement as chairman on May 25, 2004. The charge was recorded in the 2004 first quarter.
**	Represents the additional amount of stock compensation expense that would have been included in net income had the Company applied the fair value method under SFAS No. 123 for awards issued prior to 2003, when the Company first began expensing options.

Options for 335,000 shares were granted during the first quarter of 2004, and no options were granted during the second and third quarters. During the 2003 first, second and third quarters, options were granted for 260,000, 95,000 and 19,000 shares, respectively. The estimated weighted average fair value per option share granted was $12.47 during the first quarter of 2004, $6.58 during the first quarter of 2003, $6.70 during the second quarter of 2003 and $9.19 during the third quarter of 2003 using a Black-Scholes option pricing model based on market prices and the following assumptions at the dates of option grant: weighted average risk-free interest rate of 3.0% in the first quarter of 2004, 2.8% in the first and second quarters of 2003 and 3.4% in the third quarter of 2003; dividend yield of 0%; volatility factor for the Company’s common stock price of 60%; and a weighted average expected life of five years for options not forfeited. Approximately 665,000 options were exercised during the first nine months of 2004, resulting in a cash inflow of $11 million.

Restricted stock awards for approximately 10,000 shares and 592,000 shares were granted to employees and directors during the quarter and nine months ended September 30, 2004. These awards generally vest over 1-4 years, and the fair value of the awards at the grant date is expensed over the vesting periods. The shares are issued at the end of the applicable vesting period.

Item 2

CHIQUITA BRANDS INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Comparisons of the Company’s third quarter 2004 operating income to the prior year were affected by $12 million of gains from the sale of equity method investments in last year’s third quarter, primarily representing a $10 million gain from a reduction in the Company’s ownership of Chiquita Brands South Pacific (“CBSP”), an Australian fresh produce distributor.

Apart from this, the benefits received in the third quarter of 2004 from favorable European currency exchange rates and improved local banana prices in Europe were offset by lower local banana prices in North America and Asia and by increases in costs in the third quarter of 2004 compared to 2003, in part due to rising fuel, paper, ship charter and purchased fruit costs.

On a year-to-date basis, the acquisition of Atlanta, a fresh produce distributor, in late March 2003 resulted in significant increases to the Company’s sales, cost of sales and selling, general and administrative costs in the first quarter of 2004 compared to 2003.

Operations

Net sales

Net sales for the third quarter of 2004 were $662 million, an increase of $34 million from last year’s third quarter. The increase resulted from favorable European currency exchange rates, improved banana pricing in Europe and higher banana volume in North America.

Net sales for the nine months ended September 30, 2004 were $2.3 billion, compared to $1.9 billion in 2003. The acquisition of Atlanta accounted for $283 million of the $375 million increase. The remaining increase resulted from favorable exchange rates and higher other fresh produce sales.

Operating income – Third Quarter

Operating income for the third quarter of 2004 was $10 million, compared to $23 million in the third quarter of 2003.

Banana Segment. In the Company’s Banana segment, operating income was $14 million, compared to $15 million last year.

Banana segment operating results were favorably affected by:

•	$20 million European currency and pricing benefit, comprised of a $15 million net increase from currency exchange rates and $5 million from improved local European pricing; and

•	the absence of charges related to farm closures, compared to $3 million of such charges in the 2003 third quarter.

These items were offset by:

•	$10 million of cost increases, primarily due to rising fuel, paper, ship charter, and purchased fruit costs;

•	$6 million adverse effect of banana pricing in North America and Asia;

•	$3 million of higher costs due to the timing of advertising expenses in Europe (these costs will become a favorable comparison in the fourth quarter);

•	$2 million increase in selling, general and administrative expenses associated with investment spending, primarily for banana innovation;

•	The absence of a $2 million gain recorded on the sale of equity method investments in the 2003 third quarter; and

•	$1 million increase in legal and other costs associated with the U.S. Department of Justice investigation of the Company’s recently sold Colombian operations. These costs are included in selling, general and administrative expenses.

The following table shows the Company’s banana prices (percentage change 2004 compared to 2003):

	Q3	YTD
North America	-2%	-3%
European Core Markets [1]
U.S. Dollar basis	12%	8%
Local Currency	4%	-2%
Trading Markets [2]
U.S. Dollar basis	13%	13%
Local Currency	4%	2%
Asia
U.S. Dollar basis	-8%	3%
Local Currency	-11%	-2%

The Company’s banana sales volumes of 40-pound boxes were as follows:

(In millions, except percentages)	Q3 2004	Q3 2003	% Change	YTD 2004	YTD 2003	% Change
European Core Markets [1]	12.1	12.3	(1.6)%	40.8	42.3	(3.5)%
Trading Markets [2]	1.7	1.7	0.0%	3.9	5.0	(22.0)%
North America	14.7	13.6	8.1%	43.0	41.0	4.9%

Total	28.5	27.6	3.3%	87.7	88.3	(0.7)%

[1]	The 25 member countries of the European Union, plus non-E.U. states Norway, Iceland and Switzerland.
[2]	Other European and Mediterranean countries.

The Company owns 50% of a joint venture serving the Far East and Middle East, which had banana sales volume of 4.1 million and 3.7 million boxes during the third quarters of 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, this joint venture had volume of 12.0 million and 10.2 million boxes, respectively. The Company’s share of the net income or loss associated with this equity method investment is included in cost of sales.

Foreign currency hedging costs charged to the Consolidated Statement of Income were $5 million in the 2004 third quarter, compared to $7 million in the third quarter of 2003. These costs relate primarily to hedging the Company’s net cash flow exposure to fluctuations in the U.S. dollar value of its euro-denominated sales. At September 30, 2004, unrealized losses of $11 million on the Company’s option, forward and zero-cost collar contracts were included in “Accumulated other comprehensive income,” approximately $8 million of which is expected to be reclassified to net income during the next 12 months. The Company primarily purchases put options, which require an upfront premium payment. These put options can reduce the negative earnings impact on the Company of a significant future decline in the value of the euro, without limiting the benefit the Company would receive from a stronger euro. Between June and August 2004, the Company purchased put options to hedge a majority of its anticipated 2006 euro net cash receipts.

Other Fresh Produce Segment. For the Other Fresh Produce segment, the operating loss in the 2004 third quarter was $4 million, compared to operating income of $6 million in the 2003 third quarter. The decline in operating results was primarily due to $1 million of incremental losses associated with the start-up of Chiquita Fresh Cut Fruit ($2 million of losses in the 2004 third quarter vs. $1 million of losses last year), and a $10 million gain in the prior year quarter on the sale of a portion of the Company’s investment in CBSP.

Operating income – Year-to-Date

Operating income for the nine months ended September 30, 2004 was $78 million, compared to $121 million for the nine months ended September 30, 2003.

Banana Segment. In the Company’s Banana segment, operating income was $79 million year-to-date, compared to $111 million last year.

Banana segment operating results were favorably affected by:

•	$38 million net European currency and pricing benefit, comprised of a $50 million net increase from currency exchange rates, partially offset by $12 million in lower local European pricing; and

•	$7 million decline in charges related to severance, the closure of farms and Atlanta restructuring ($3 million of charges in 2004 compared to $10 million of such charges a year ago).

These items were offset by:

•	$32 million adverse effect from asset sales year-over-year, primarily comprised of a before-tax loss of $9 million on the sale of the Colombian banana production division in the second quarter of 2004 and a $21 million gain on the sale of the Armuelles, Panama division in the 2003 second quarter;

•	$12 million of selling, general and administrative expenses associated with investment spending, including banana innovation costs and a $7 million increase in marketing expenses, primarily to build brand equity in several European countries, including new E.U. member states in Central and Eastern Europe;

•	$11 million adverse effect of North American banana pricing;

•	$9 million from lower banana volume in Europe;

•	$6 million increase in legal and other costs associated with the U.S. Department of Justice investigation of the Company’s recently sold Colombian operations. These costs are included in selling, general and administrative expenses;

•	$4 million charge in selling, general and administrative expenses related to stock options and restricted stock that had been previously granted to the Company’s former chairman and chief executive officer and vested upon his retirement in May 2004; and

•	$3 million of higher costs due to the timing of advertising expenses in Europe (these costs will become a favorable comparison in the fourth quarter).

Information on the Company’s banana pricing and volume is included in the Operating Income – Third Quarter section above.

Foreign currency hedging costs charged to the Consolidated Statement of Income were $23 million for the nine months ended September 30, 2004, compared to $29 million for the same period in 2003.

Other Fresh Produce Segment. For the Other Fresh Produce segment, the operating loss for the nine months ended September 30, 2004 was $3 million, compared to operating income of $6 million a year ago. The segment benefited from a $6 million decline in charges related to the Atlanta restructuring ($3 million in 2004, compared to $9 million a year ago). This benefit was more than offset by $8 million of incremental losses associated with the start-up of Chiquita Fresh Cut Fruit, which began operating in the fourth quarter of 2003 ($10 million of losses in 2004 vs. $2 million of losses last year), and $8 million of gains in 2003 associated with the sale of shares of CBSP and other equity method investments.

Interim results for the Company are subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full fiscal year. The Company’s results during the third and fourth quarters are generally weaker than in the first half of the year due to increased availability of competing fruits and resulting lower prices.

Interest, Other Income (Expense) and Taxes

Interest income in the 2004 third quarter was $2 million, compared to $1 million in the year-ago quarter. The increase is due to interest earned on higher cash balances and on the receivable that resulted from the pineapple purchase agreement that the Company entered into in connection with the sale of its Colombian division. This agreement is described in “Sale of Colombian Division” below.

Interest expense in the 2004 third quarter was $10 million, compared to $11 million in the year-ago quarter. Interest expense declined $2 million due to the significant reduction in debt during the past year, but that was partially offset by $1 million of interest expense in the 2004 third quarter on the liability that resulted from the banana purchase agreement that the Company entered into in connection with the sale of its Colombian division. This agreement is described in “Sale of Colombian Division” below.

Other income (expense) reflects a loss of $20 million in the 2004 third quarter, which includes a loss of $22 million from the premium associated with the extinguishment of the $250 million principal amount of 10.56% Senior Notes, partially offset by a $2 million gain relating to proceeds received as a result of the demutualization of a company with which Chiquita held pension annuity contracts.

The Company’s effective tax rate is affected by the level and mix of income among various domestic and foreign jurisdictions in which the Company operates. For the nine months ended September 30, 2004, income tax expense reflects a $5.7 million benefit from the sale of the Company’s Colombian banana production division. A deferred tax liability of $5.7 million related to Colombia growing crops had been previously recorded; this tax liability was released to income in the 2004 second quarter upon sale of the Colombian division.

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

Sale of Colombian Division

In June 2004, the Company sold its banana-producing and port operations in Colombia to Invesmar Ltd., (“Invesmar”) the holding company of C.I. Banacol S.A., a Colombian-based producer and exporter of bananas and other fruit products.

In exchange for these operations, the Company received, subject to certain post-closing adjustments, $28.5 million in cash; $15 million face amount of notes and deferred payments; and the assumption by the buyer of approximately $7 million of pension liabilities.

In connection with the sale, Chiquita entered into eight-year agreements to purchase bananas and pineapples from affiliates of the buyer. Under the banana purchase agreement, Chiquita will purchase approximately 11 million boxes of Colombian bananas per year at above-market prices. This resulted in a liability of $33 million at the sale date, which represents the estimated net present value of the above-market premium to be paid for the purchase of bananas over the term of the contract. Substantially all of this liability is included in “Other liabilities” in the Consolidated Balance Sheet. Under the pineapple purchase agreement, Chiquita will purchase approximately 2 million boxes of Costa Rican golden pineapples during the first year of the contract and 2.5 million boxes per year thereafter at below-market prices. This resulted in a receivable of $25 million at the sale date, which represents the estimated net present value of the discount to be received for the purchase of pineapples over the term of the contract. Substantially all of this receivable is included in “Investments and other assets, net” in the Consolidated Balance Sheet. Together, the two long-term fruit purchase agreements commit Chiquita to approximately $80 million in annual purchases.

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

Financial Condition – Liquidity and Capital Resources

The Company’s cash balance has increased to $230 million at September 30, 2004, compared to $134 million at December 31, 2003 and $158 million at September 30, 2003.

Operating cash flow was $90 million for the nine months ended September 30, 2004, compared to $76 million for the same period in 2003. Operating cash flow in the 2003 second quarter reflects $17 million in severance payments made upon completion of the sale of the Company’s Armuelles, Panama division in June 2003.

Capital expenditures were $28 million year-to-date 2004 and $37 million during the comparable period in 2003. Capital expenditures in 2003 included $14 million to purchase a ship that previously had been under operating lease to the Company.

In September 2004, the Company issued $250 million principal amount of 7 1/2% Senior Notes due 2014 for net proceeds of $246 million. The proceeds from the new offering, together with available cash, were used to fund the Company’s tender offer and consent solicitation for its $250 million aggregate principal amount of 10.56% Senior Notes due 2009. The purchase price was $1,069.56 for each $1,000 principal amount of notes validly tendered and accepted for payment, plus accrued and unpaid interest up to but excluding the settlement date. Furthermore, the Company paid $20 for each $1,000 principal amount of notes to holders who validly tendered their notes and delivered their consents to certain changes in the terms of the 10.56% Senior Notes prior to September 28, 2004. Approximately $209 million principal amount of 10.56% Senior Notes were validly tendered by the September 28 deadline, leaving $41 million still outstanding at September 30, 2004. An additional $2 million principal amount was tendered prior to the October 12, 2004 tender offer deadline. On November 3, 2004, the Company gave notice of redemption of the remaining $39 million of 10.56% Senior Notes. The redemption date will be December 3, 2004. As a result of the premiums associated with the repurchase of the entire $250 million of notes, the Company recognized a $22 million loss in the 2004 third quarter, which is included in “Other income (expense)” on the Consolidated Statement of Income.

As a result of the consents delivered by 84% of the holders of outstanding 10.56% Senior Notes (more than the requisite majority), on September 28, 2004, the Company entered into a supplemental indenture amending the terms of the 10.56% Senior Notes remaining outstanding. The Supplemental Indenture eliminates substantially all of the restrictive covenants that previously applied to the 10.56% Senior Notes.

The indenture for the 7 1/2% Senior Notes contains restrictions that, at September 30, 2004, limited the aggregate amount of restricted payments, including dividends and share/warrant repurchases, that could be paid to $110 million. The indenture has additional restrictions related to asset sales, incurrence of additional indebtedness, granting of liens, sale-leaseback transactions, investments and acquisitions, business activities and related-party transactions. The 7 1/2% Senior Notes are callable on or after November 1, 2009 at 103.75% of face value declining to face value in 2012. In addition, before November 1, 2007, the Company may redeem up to 35% of the notes at a redemption price of 107.5% of their principal amount plus accrued interest, using proceeds from sales of certain kinds of Company stock. The Company expects to recognize annual interest savings of approximately $7 million by replacing the 10.56% Senior Notes with the new 7 1/2% Senior Notes.

The Company allowed the CBL bank credit facility to expire in June 2004. There had been no outstanding borrowings under the revolving credit line since May 2003, and all term loans under the facility had been repaid in full in March 2004. The Company expects to replace the expired facility with a new multi-year revolving credit facility in early 2005.

Upon expiration of the CBL credit facility, the Company entered into an agreement with Wells Fargo Bank to provide up to $15 million of letters of credit. At September 30, 2004, letters of credit for $8 million were outstanding.

In June 2004, the Company refinanced the debt of its Chiquita Chile subsidiary in the amount of $13 million. Interest is variable based on LIBOR, and principal is due in installments over five years. Under the terms of the new agreement, which is secured by liens on certain of Chiquita Chile’s assets, the subsidiary is subject to financial covenants, including minimum tangible net worth and limitations on liabilities.

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

Total debt at September 30, 2004 was $408 million versus $395 million at December 31, 2003. The increase in debt resulted primarily from the $41 million of 10.56% Senior Notes that had not been tendered as of September 30, 2004. This increase was partially offset by the repayment of the CBL credit facility and normal ship loan maturities. The change is illustrated in the following table:

(in millions)	September 30, 2004	December 31, 2003	September 30, 2003
Parent Company
7 1/2% Senior Notes	$250.0	$—	$—
10.56% Senior Notes	40.9	250.0	250.0

Subsidiaries
CBL credit facility (allowed to expire June 2004)
Revolver	—	—	—
Term loan	—	—	6.0
Term loan for Atlanta	—	9.8	40.0

Shipping	86.4	108.4	111.0
Chiquita-Chile	13.3	16.1	16.3
Other	17.2	10.3	12.4

Total debt	$407.8	$394.6	$435.7

Chiquita has recently authorized a common stock and warrant repurchase program. Under the program, expected to be completed by the end of 2005, the Company may purchase up to $20 million of its shares of common stock and warrants to subscribe for common stock. The securities may be purchased on the open market or in privately negotiated transactions. The amounts and times of purchases will be based on prevailing market conditions.

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

On May 1, 2004, ten Central and Eastern European countries joined the EU. The European Commission specified the size of the increase in the banana quota for the remainder of 2004 that will result from this EU enlargement. The amount of the increase was lower than historical imports into those countries. The Commission also established rules for allocating additional import licenses for the increased quota volume, which are in most respects consistent with the 2001 agreement. As those rules are now being applied, Chiquita is receiving a significant share of the new licenses.

Under the 2001 agreement, the EU banana tariff rate quota system is scheduled to be followed by a tariff-only system no later than 2006. In order to remain consistent with World Trade Organization (“WTO”) principles, any new EU banana tariff is required under a 2001 WTO decision to “at least maintain total market access” for Latin American suppliers. That decision establishes consultation and arbitration procedures for determining whether Latin American market access would be maintained and requires that those procedures be completed before any new EU tariff-only system takes effect. On October 27, 2004, the European Commission announced that it would propose a tariff on Latin American bananas of 230 euro per metric ton. This would represent a substantial increase over the 75 euro per metric ton tariff now applicable to Latin American bananas entering within the EU’s current tariff rate quota system. The Latin American supplying countries have announced their opposition to any tariff above 75 euro on the basis that it would be inconsistent with the WTO standard. There can be no assurance that a tariff-only system will be installed by 2006, that the tariff level finally established for Latin American bananas will not be greater than 75 euro per metric ton or that the final tariff will not be materially adverse to marketers of Latin American bananas such as the Company.

The Company has international operations in many foreign countries, including those in Central and South America, the Philippines and the Ivory Coast. The Company’s activities are subject to risks inherent in operating in these countries, including government regulation, currency restrictions and other restraints, burdensome taxes, risks of expropriation, threats to employees, political instability, terrorist activities, including extortion, and risks of U.S. and foreign governmental action in relation to the Company. Should such circumstances occur, the Company might need to curtail, cease or alter its activities in a particular region or country. Chiquita’s ability to deal with these issues may be affected by applicable U.S. laws and, in particular, potential conflicts between the requirements of U.S. law and the need to protect the Company’s employees and assets.

The Company is currently dealing with one such issue involving payments that its Colombian banana producing subsidiary (sold in June 2004) had been forced to make to certain local groups which have been designated under United States law as foreign terrorist organizations. The Company’s management and its audit committee, in consultation with the board of directors, voluntarily disclosed this issue to the U.S. Department of Justice in April 2003 and requested its guidance. In late March 2004, the Department of Justice advised that, as part of its investigation, it would be evaluating the role and conduct of the Company and some of its officers in the matter. While the Company intends to continue its cooperation with this investigation, the Company cannot predict the outcome or any possible adverse effect on the Company, which could include the imposition of fines.

In early September 2004, the Company voluntarily disclosed to the U.S. Securities and Exchange Commission (“SEC”) and the Department of Justice that in 2003 its Greek subsidiary made a payment of approximately €14,700 that may not comply with the U.S. Foreign Corrupt Practices Act. The payment, which was made in connection with the settlement of a local tax audit, was made in contravention of Company policies. These agencies have requested certain additional information and the Company has complied with that request and will cooperate with any further inquiry or investigation. While the Company is taking corrective and disciplinary action, it cannot predict the outcome of this matter, including whether these agencies would view it as involving a violation of the 2001 order discussed below and/or seek to impose fines. Under a settlement reached with the SEC in 2001, the Company paid a $100,000 fine and consented to a finding that, as a result of similar payments by its former Colombian subsidiary in 1996-97, the Company had violated the books and records and internal controls provisions of the Securities Exchange Act of 1934. The Company also consented to an order that it cease and desist from committing or causing any future violations of these provisions.

* * * * *

This quarterly report contains certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond the control of Chiquita, including: the impact of changes in the E.U. banana import regime as a result of the anticipated conversion to a tariff-only regime not later than 2006; natural disasters and unusual weather conditions; currency exchange rate fluctuations; prices for Chiquita products; availability and costs of products and raw materials; operating efficiencies; the Company’s ability to realize its announced cost-reduction goals; risks inherent in operating in foreign countries, including government regulation, currency restrictions and other restraints, burdensome taxes, expropriation, threats to employees, political instability and terrorist activities, including extortion, and risks of U.S. and foreign governmental action in relation to the Company; the outcome of the Department of Justice investigation related to the Company’s recently sold Colombian subsidiary; labor relations; actions of governmental bodies; the continuing availability of financing; and other market and competitive conditions.

The forward-looking statements speak as of the date made and are not guarantees of future performance. Actual results or developments may differ materially from the expectations expressed or implied in the forward-looking statements, and the Company undertakes no obligation to update any such statements.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Management” in the Company’s 2003 Annual Report on Form 10-K. As of September 30, 2004, there were no material changes to the information presented.

Item 4 - Controls and Procedures

Chiquita maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic filings with the SEC is (a) accumulated and communicated to the Company’s management in a timely manner and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on an evaluation, as of September 30, 2004, of the Company’s disclosure controls and procedures, the Company’s chief executive officer and chief financial officer concluded that the design and operation of these controls and procedures are effective. Chiquita also maintains a system of internal accounting controls that are designed to provide reasonable assurance that its books and records accurately reflect its transactions and that its policies and procedures are followed. During the quarter ended September 30, 2004, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

In early September 2004, the Company voluntarily disclosed to the SEC and the Department of Justice that in 2003 its Greek subsidiary made a payment of approximately €14,700 that may not comply with the U.S. Foreign Corrupt Practices Act. The payment, which was made in connection with the settlement of a local tax audit, was made in contravention of Company policies. These agencies have requested certain additional information and the Company has complied with that request and will cooperate with any further inquiry or investigation. While the Company is taking corrective and disciplinary action, it cannot predict the outcome of this matter, including whether these agencies would view it as involving a violation of the 2001 order discussed below and/or seek to impose fines. Under a settlement reached with the SEC in 2001, the Company paid a $100,000 fine and consented to a finding that, as a result of similar payments by its former Colombian subsidiary in 1996-97, the Company had violated the books and records and internal controls provisions of the Securities Exchange Act of 1934. The Company also consented to an order that it cease and desist from committing or causing any future violations of these provisions.

In October 2004, a lawsuit was filed in Superior Court of California, Los Angeles County against two manufacturers of an agricultural chemical called DBCP, as well as three banana producing companies, including the Company, that used DBCP. The plaintiffs claim to have been workers on banana farms in Costa Rica owned or managed by the defendant banana companies and allege sterility and other injuries as a result of exposure to DBCP. The suit does not identify how many of the approximately 2,600 named plaintiffs purport to have claims against the Company, as opposed to other banana company defendants. Nor have the plaintiffs’ alleged damages yet been quantified. The lawsuit has been removed by other defendants in the case to the U.S. District Court for Southern California. The Company has not yet been served in this suit. Although the Company has little information with which to evaluate this lawsuit, it believes it has meritorious defenses, including the fact that the Company used DBCP commercially only from 1973 to 1977 while it was registered for use by the U.S. Environmental Protection Agency. The EPA did not revoke DBCP’s registration for use until 1979.

In 1998, the Company settled, for $4.7 million, virtually all of the then pending DBCP cases against it, which had been brought in U.S. and foreign courts on behalf of approximately 4,000 claimants in Panama, the Philippines and Costa Rica. (A purported DBCP class action in Hawaii state court that had identified 11 claimants against the three banana producing companies and alleged an indeterminate number of other claimants was not settled and remains pending). At that time, the Company believed that these settlements covered the great preponderance of workers who could have had claims against the Company arising in these three countries. To the Company’s knowledge, the Company did not use DBCP in other countries.

In October 2004, the Company’s Italian subsidiary received a notice of assessment from Customs authorities in Trento, Italy stating that this subsidiary and two individuals, including the subsidiary’s former managing director, are jointly and severally liable for approximately 4.2 million euro. This amount represents additional duties on the import of certain bananas into the European Union from 1998 to 2000, plus related taxes and interest. The notice states that these amounts are due because these bananas were imported with licenses that were subsequently determined to have been forged. The Company intends to appeal the assessment, through appropriate proceedings, on the basis of its good faith belief at the time the import licenses were obtained and used that they were valid.

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibit 10.1 - Separation Agreement and Release dated August 20, 2004 between Chiquita Brands International, Inc. and James B. Riley, the Company’s former Senior Vice President and Chief Financial Officer

Exhibit 10.2 - Separation Agreement and Release dated September 17, 2004 between Chiquita Brands International, Inc. and Jill M. Albrinck, the Company’s former Senior Vice President, Fresh Cut Fruit, which became effective September 24, 2004

Exhibit 10.3 - Provision relating to the Company’s obligation to pay severance to John W. Braukman III, the Company’s new Senior Vice President and Chief Financial Officer, from offer letter, which became effective August 11, 2004, upon its approval by the Compensation Committee of the Board of Directors

Exhibit 10.4 - Provision relating to the Company’s obligation to pay severance to Tanios Viviani, the Company’s new Vice President, Fresh Cut Fruit, from offer letter, which became effective September 28, 2004, upon its approval by the Compensation Committee of the Board of Directors

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32 - Section 1350 Certifications

(b)	The Company has filed the following Current Reports on Form 8-K since the beginning of the 2004 third quarter:

August 5, 2004 (filed August 5, 2004), reporting under Item 12 - to furnish second quarter 2004 results and related matters

September 14, 2004 (filed September 14, 2004), reporting under Items 8.01 and 9.01 - to announce tender offer and consent solicitation for any or all of its 10.56% Senior Notes due 2009

September 14, 2004 (filed September 14, 2004), reporting under Items 8.01 and 9.01 - to announce plan to offer $250 million aggregate principal amount of Senior Notes due 2014 in a private offering, subject to market and other customary conditions

September 22, 2004 (filed September 22, 2004), reporting under Items 8.01 and 9.01 - to announce pricing of offer of $250 million aggregate principal amount of Senior Notes due 2014

September 24, 2004 (filed September 30, 2004), reporting under Items 1.01, 2.03, 3.03 and 9.01 - to provide information about:

•	New material agreements (indenture, registration rights agreement and supplemental indenture), separation agreement with a former executive officer, and modification of the Company’s form of restricted share agreement

•	Creation of a direct financial obligation in connection with the Company’s issuance of $250 million principal amount of 7 1/2% Senior Notes due 2014

•	Material modifications to rights of security holders as a result of amendments made in Supplemental Indenture, dated as of September 28, 2004, modifying the terms of the Company’s 10.56% Senior Notes due 2009

September 28, 2004 (filed September 28, 2004), reporting under Items 8.01 and 9.01 - to announce completion of sale of $250 million aggregate principal amount of 7 1/2% Senior Notes due 2014

September 28, 2004 (filed October 4, 2004), reporting under Item 1.01 - to provide information about an agreement with an executive officer

November 4, 2004 (filed November 4, 2004), reporting under Items 2.02 and 9.01 - to furnish third quarter 2004 results and related matters

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIQUITA BRANDS INTERNATIONAL, INC.

By:	/s/ William A. Tsacalis
William A. Tsacalis
Vice President, Controller and
Chief Accounting Officer

November 5, 2004