Form 10-K
period 2004-12-31
CHIQUITA BRANDS INTERNATIONAL INC
filed 2005-03-16
CIK 101063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004

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

The aggregate market value of Common Stock held by non-affiliates at June 30, 2004, the last business day of the registrant’s most recently completed second quarter, was approximately $850 million.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of March 1, 2005, 40,976,685 shares of Common Stock were outstanding.

Documents Incorporated by Reference

Portions of the Chiquita Brands International, Inc. 2004 Annual Report to Shareholders are incorporated by reference in Parts I and II. Portions of the Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference in Part III.

CHIQUITA BRANDS INTERNATIONAL, INC.

This Annual Report on Form 10-K contains certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect management’s current views and estimates of future economic circumstances, industry conditions and Company performance. They are subject to a number of assumptions, risks and uncertainties, many of which are beyond the control of Chiquita, including: the impact of changes in the European Union banana import regime as a result of the anticipated conversion to a tariff-only regime in 2006; the Company’s ability to successfully consummate its acquisition of Fresh Express and integrate its operations with the Company’s; natural disasters and unusual weather conditions; currency exchange rate fluctuations; prices for Chiquita products; availability and costs of products and raw materials; operating efficiencies; the Company’s ability to realize its announced productivity improvements; risks inherent in operating in foreign countries, including government regulation, currency restrictions and other restraints, burdensome taxes, expropriation, threats to employees, political instability and terrorist activities, including extortion, and risks of U.S. and foreign governmental action in relation to the Company; the outcome of the Department of Justice investigation related to the Company’s Colombian subsidiary sold in June 2004; labor relations; actions of governmental bodies; the continuing availability of financing; and other market and competitive conditions. See “Business - Risks of International Operations” for further information.

The forward-looking statements speak as of the date made and are not guarantees of future performance. Actual results or developments may differ materially from the expectations expressed or implied in the forward-looking statements, and the Company undertakes no obligation to update any such statements.

PART I

ITEM 1 - BUSINESS

GENERAL

Chiquita Brands International, Inc. (“CBII”) and its subsidiaries (collectively, “Chiquita” or the “Company”) operate as a leading international marketer and distributor of bananas and other fresh produce sold under the “Chiquita” and other brand names in over 60 countries. The Company also distributes and markets fresh-cut fruit and other branded, value-added fruit products. The Company produces approximately one-third of the bananas it markets on its own farms, and purchases the remainder of its fresh produce from third-party suppliers throughout the world.

Recent transactions in 2004 and early 2005 have improved the Company’s balance sheet and decreased its risk profile.

•	In June 2004, the Company sold its banana-producing and port operations in Colombia to a Colombian-based producer and exporter of banana and other fruit products. In connection with the sale, Chiquita entered into eight-year agreements to purchase bananas and pineapples from affiliates of the buyer.

•	In September 2004, the Company refinanced its 10.56% Senior Notes due 2009 with a new issue of $250 million of 7½% Senior Notes due 2014.

•	In early January 2005, CBII’s major operating subsidiary, Chiquita Brands L.L.C. (“CBL”), entered into a new five-year $150 million credit facility on terms that the Company believes are substantially more favorable than those contained in its prior facility, which expired in June 2004.

The Company believes that these changes have provided flexibility to pursue its growth strategy which includes:

•	strengthening the core business, including improving performance in North America and addressing the impact of changes in the European Union (“EU”) banana import regime (from a tariff-rate quota to a tariff-only regime) scheduled to be implemented in 2006; and

•	leveraging the Chiquita® brand and diversifying earnings by pursuing profitable growth.

On February 22, 2005, the Company entered into a Stock Purchase Agreement with Performance Food Group Company to purchase its “Fresh Express” packaged salad and fresh-cut fruit businesses for $855 million in cash, subject to certain adjustments. In connection with the transaction, the Company received funding commitments from financial institutions in amounts sufficient to close the Fresh Express acquisition and to maintain the Company’s current revolving credit capacity. The transaction, which is subject to certain customary conditions to closing, is expected to be consummated in the second quarter of 2005. Fresh Express sells approximately $1 billion annually in value-added salads, all of which are marketed under the Fresh Express brand. The Company believes that this acquisition will permit it to diversify its business, providing revenue growth in higher margin value-added products, and lead to a more balanced mix of sales between Europe and North America, which will make the Company less susceptible to risks unique to Europe, such as pending changes to the EU banana import regime and foreign exchange risk.

Chiquita believes that it derives competitive benefits in its business from the following:

•	Powerful Brand. Chiquita believes that customers and consumers associate the Chiquita® brand with healthy, fresh and high-quality food products and that opportunities exist to leverage the Chiquita brand through product extensions and new product introductions.

•	High Quality Products and Value-Added Services. Chiquita believes it delivers value to its retail customers by providing high quality products and value-added services in customer services and category management.

•	Strong Market Positions in Bananas. Chiquita currently holds the number one market share for bananas in the European Union. In North America, Chiquita currently holds the number two market position.

•	Competitive Supply and Logistics Costs. Chiquita believes that it is able to produce and source bananas and other fresh produce and deliver them to customers at competitive rates.

•	Geographic Diversity of Sourcing. Chiquita is not dependent on any one country for the sourcing of bananas or other produce. The geographic diversity of Chiquita’s sourcing reduces its risk from natural disasters, labor disruptions and other supply interruptions in any one particular country. Sourcing in both the northern and southern hemispheres permits Chiquita to provide many produce varieties year-round.

•	High Level of Corporate Responsibility. Chiquita has implemented several programs to achieve high environmental, labor and food-safety standards, and it submits to independent third-party audits to measure its success in meeting these standards.

BUSINESS SEGMENTS

Chiquita operates its business through two reportable segments: Bananas and Other Fresh Produce. No individual customer has accounted for more than 10% of the Company’s net sales during any of the last three years.

Banana Segment

Chiquita sources, distributes and markets bananas sold under the “Chiquita” and other brand names. Banana sales amounted to approximately 55% of Chiquita’s consolidated net sales in 2004 and 60% in 2003. In 2002, prior to the acquisition of Atlanta, banana sales amounted to approximately 85% of consolidated net sales. In 2004 and 2003, approximately two-thirds of banana sales were in Europe and other international markets, and the remainder were in North America. Chiquita also markets bananas in the Middle East and Far East, primarily through a joint venture, which sources its bananas from the Philippines.

Competition

Bananas are distributed and marketed internationally in a highly competitive environment. Although smaller companies, including growers’ cooperatives, are a competitive factor, Chiquita’s primary competitors are a limited number of other international banana importers and exporters. To compete successfully, Chiquita must be able to source bananas of uniformly high quality at a competitive cost and quickly transport and distribute them to worldwide markets.

Markets, Customers and Distribution

Chiquita’s principal markets are North America and Europe, and it sells approximately one-fourth of all bananas imported into each of these markets. The joint venture through which Chiquita operates in the Far East market sells approximately 10% of bananas imported into Japan. In Europe, the Company’s core market is the 25 EU countries plus Norway, Switzerland and Iceland. The Company also sells bananas in other countries in the region, including the remainder of Europe, Russia and the Mediterranean, usually referred to as its “trading market,” because sales of bananas into these countries may fluctuate more than in core markets based on availability and pricing.

Chiquita’s customers are primarily retailers and wholesalers. In North America to a significant extent, and increasingly in Europe, the Company’s retail customers are large chain stores. Continuing industry consolidation has increased the buying leverage of these major domestic and international grocery retailers. These retailers and wholesalers are generally seeking fewer suppliers that can provide a wider range of fresh produce.

The Company has regional sales organizations to service major retail customers and wholesalers. In most cases, these organizations provide services in both bananas and other fresh produce; in Europe the Company provides a particularly wide selection of other produce. The Company’s goal is to insure a consistent supply of premium fruit to satisfy these customers. In addition, the sales organizations provide customer support, including assistance with transportation and logistics, ripening, and banana and produce category management and retail marketing support services. In both Europe and North America, the Company has been increasing its sales of “yellow” (ripened) bananas, ripened in its own facilities. At the same time, many customers have their own ripening facilities; Chiquita may provide technical advice or even operate the customers’ ripening facilities. Chiquita also provides retail marketing support services for its customers. Such ripening and advisory services help the Company develop and strengthen long-term supply relationships with customers.

To an increasing extent, Chiquita enters into one to three-year product and service contracts with large retail customers in North America. Typically these arrangements include agreed-upon pricing, although price levels may fluctuate seasonally. An advantage of these contracts is that they stabilize demand and pricing over the year and reduce the Company’s exposure to volatile spot market prices and supply and demand imbalances. A disadvantage is that the Company may not be able to pass on unexpected cost increases when they arise.

In recent years, the Company has been exploring additional distribution channels for bananas. Traditionally, it has not been economically feasible to distribute bananas in single servings to fast food restaurants and convenience stores because of the high spoilage rates when bananas are not kept under controlled conditions. In September 2004, Chiquita signed a Joint Technology Development and Supply Agreement with a subsidiary of Landec Corporation to obtain patented packaging technology which is expected to extend the shelf-life of bananas and make them more readily adaptable to these distribution channels.

Pricing

The selling price received for bananas depends on several factors, including their availability and quality in relation to competing produce items. Although the supply and production of bananas tends to be relatively stable throughout the year, banana pricing is seasonal. This is because bananas compete against other fresh fruit, a major portion of which comes to market in the summer and fall. As a result, banana prices and Chiquita’s banana segment results are typically stronger during the first half of the year. Although Chiquita has increased the amount of bananas it sells under fixed-price contracts, even these contracts often include differential pricing, with higher pricing in the first half of the year, and lower pricing in the second half of the year. See “Markets, Customers and Distribution.” Because of the strength of the “Chiquita” brand and the Company’s reputation for consistent product quality, leadership in category management, and innovative ripening and marketing techniques, Chiquita generally obtains a premium price for its bananas sold in Europe and, to a lesser extent, North America.

Sourcing

Bananas grow in tropical climates where the temperature generally does not fall below 50 degrees Fahrenheit. A healthy banana plant can produce fruit for harvest approximately every seven months. After harvest, bananas are washed, cut into clusters and packed into 40-pound boxes. The boxes of bananas are placed on pallets and loaded into containers.

In 2004, approximately one-third of the bananas sourced by Chiquita were produced by subsidiaries and the remainder were purchased from independent growers under short and long-term fruit supply contracts in which Chiquita takes title to the fruit, either at packing stations or once loaded aboard ships. Purchasing bananas allows the Company to reduce its financial and operating risks and avoid substantial investment spending associated with the capital requirements, maintenance and financing of banana farms. Typically banana purchase agreements have multi-year terms, in some cases as long as 10 years. However, the applicable prices under some of these agreements are renegotiated annually or every other year and, if a new purchase price cannot be agreed, the contract will terminate. In 2004, no single supplier provided 10% or more of Chiquita’s bananas. Most of the long-term purchase agreements include provisions relating to agricultural practices, packing and fruit handling, environmental practices, food safety, social responsibility standards, penalties payable by Chiquita for fruit that is not exported, penalties payable by the grower for shortages, and provisions common to contracts for the international sale of goods. Normally, the prices paid to suppliers under the contracts are higher in the first half of the year, when market prices are also typically higher. Under some fruit supply arrangements, Chiquita provides technical assistance to the suppliers related to production and packing of bananas for shipment.

Chiquita believes that its agricultural practices contribute to the quality of the bananas it produces. Since Chiquita specifies many of the same requirements for its growers, many of these practices are followed by the third-party suppliers as well.

The production of bananas is vulnerable to (i) adverse weather conditions, including windstorms, floods, drought and temperature extremes, (ii) natural disasters, such as earthquakes, (iii) crop disease, such as the leaf fungus black sigatoka, and (iv) pests. The damage caused depends on the stage of fruit production at the time of the event. These circumstances are largely unpredictable and may vary significantly in severity and effect. In the past, crop diseases have caused certain produce industries to replant entire areas and to change plant varieties, all at considerable costs in both capital investment and temporary lack of available supply. If banana plantings need to be replaced, approximately nine months are required from replanting to first harvest.

In most cases, weather, disease and natural disasters result in increased costs to the Company, due to the use of additional chemicals or other agricultural techniques to limit crop damage from disease or, in the case of flooding, repairs to infrastructure and, if necessary, total replanting. Incremental costs may also be incurred if the Company needs to find alternate short-term supplies of bananas from other growers in order to meet its obligations to customers. These occurrences may result in lower volume of bananas available for sale but, if the conditions are widespread in the industry, they may also restrict supplies and lead to an increase in spot market prices at which bananas can be sold. This increase in spot market prices, however, may not impact customers that have fixed contract prices. Competitors may be affected differently, depending upon the cost to obtain adequate supplies from sources in other geographic areas. Chiquita’s geographic diversity in production locations both lessens the risk that any single major event would have a material adverse effect on its financial condition and increases the risk that the Company could be exposed to events that may impact its operations on a smaller scale. During 2004, approximately one-fifth of all bananas sold by Chiquita were sourced from each of Costa Rica, Guatemala and Panama. Bananas are also sourced from numerous other countries, including Colombia, Honduras, and Ecuador.

Labor costs in the tropics for the Company’s owned production of bananas represented approximately 5% of the Company’s total operating costs in 2004. These costs vary depending on the country of origin. To a lesser extent, paper costs are important since bananas are packed in cardboard boxes for shipment.

In June 2004, the Company sold its banana-producing and port operations in Colombia to Invesmar Ltd., the holding company of C.I. Banacol S.A. (“Banacol”). Banacol is a Colombian-based producer and exporter of bananas and other fruit products. In exchange for these operations, the Company received, subject to certain post-closing adjustments, $28.5 million in cash; $15 million face amount of notes and deferred payments; and the assumption by the buyer of approximately $7 million of pension liabilities. See Note 2 to the Consolidated Financial Statements included in Exhibit 13 for further information.

Logistics

Bananas distributed internationally are transported primarily by refrigerated, ocean-going vessels. Due to their highly perishable nature, bananas must be brought to market and sold generally within 30 to 40 days after harvest. This requires efficient logistics processes in loading, unloading, transporting and delivering fruit from the farm to the port, from the source country to the market country and from the port to the customer. Chiquita ships its bananas in vessels owned or chartered by the Company. These ships are highly specialized, in both size and technology, for international trade in bananas and other refrigerated produce items. All but one of the Company’s owned vessels are equipped with controlled atmosphere technology, which improves product quality and facilitates the ripening process for containerized shipments. Chiquita owned or controlled approximately 70% of its aggregate shipping capacity as of December 31, 2004, which it believes contributes to cost effectiveness. Its remaining capacity is operated under contractual arrangements having terms of one to three years. (See also ITEM 2 – PROPERTIES and Notes 5 and 6 to the Consolidated Financial Statements included in Exhibit 13.) From time to time, the Company has experienced interruptions in its shipping, for reasons such as mechanical breakdown or damage to a ship, strikes at ports, and port damage due to weather. Terrorist activities may also lead to damage to ports, ships or shipping routes. Although the Company believes it carries adequate insurance and would attempt to transport products by alternative means in the event of an interruption, an extended interruption could have a material adverse effect on the Company.

Although Chiquita has a cost-efficient transportation system, transportation costs are significant in Chiquita’s business. The price of bunker fuels used in shipping operations is an important variable component of transportation costs. Historically, fuel oil prices have been volatile and there is no reason to expect that such prices will not remain volatile in the future. Chiquita enters into hedge contracts which permit it to lock in fuel purchase prices for up to two years, and thereby minimize the volatility that fuel prices could have on its operating results. However, these hedging strategies cannot fully protect against continually rising fuel prices. While Chiquita’s average per box logistics cost remained relatively stable, as shipped volumes increased in 2004, total dollar logistics costs increased to $275 million in 2004 from $270 million in 2003 and $255 million in 2002. In order to reduce net ocean transportation costs, the Company transports third-party cargo, primarily from North America and Europe, to Latin America.

Chiquita operates loading and unloading facilities which it owns or leases in Central and South America and various ports of destination in Europe and North America. Most of the ports utilized by the Company service relatively large geographic regions for production or distribution. If a port becomes unavailable, the Company would have to access alternate port facilities and reconfigure its distribution. To transport bananas overland to ports in Central and South America and from the ports of destination to the customers, the Company uses common carriers. Title to the bananas passes to the customer upon delivery, which is either at the port of destination or the customer’s inland facilities. In certain locations, the Company operates port facilities for all cargo entering or leaving the port, not just its own products.

Most of Chiquita’s tropical banana shipments into the North American and core European markets are delivered using containers or pallets. To the extent possible, once the bananas are loaded into containers, they remain in the same containers for transportation from the port of loading through ocean transport, port of arrival, unloading and delivery to customers. This minimizes damage to the bananas by eliminating the need to handle individual boxes or pallets.

Bananas are harvested while still green and subsequently ripened. To control quality, bananas are normally ripened under controlled conditions. The Company operates pressurized ripening rooms in Europe and North America to manage the ripening process. The Company has a proprietary Low-Temperature Ripening process, a state-of-the-art banana ripening technique. The Company has also developed a patented ripening technology that enables bananas to be ripened in shipping containers during transit. The Company believes this service provides value to customers through improved fruit quality, longer shelf life, lower inventory levels and lower required investment.

Other Fresh Produce Segment

The Company distributes and markets an extensive line of fresh fruits and vegetables other than bananas in Europe, North America, and the Far East. Substantially all of the Far East operations are conducted through a joint venture. The major items sold are citrus, apples, grapes, melons, pineapples, kiwi and tomatoes. For the year ended December 31, 2004, sales of the Other Fresh Produce segment were approximately $1.3 billion, 80% of which were in Europe. The Company’s Other Fresh Produce sales increased substantially with the acquisition of Atlanta in March 2003 (see Note 7 to the Consolidated Financial Statements in Exhibit 13).

Competition

Chiquita’s primary competitors in the Other Fresh Produce segment are other wholesalers and distributors of fresh produce, which may be local or national. As this customer base continues to consolidate, more retail customers are seeking distributors who can supply larger geographic areas, offer a broad variety of produce items and provide more logistical and other support services.

Markets, Customers and Distribution

As a result of the Atlanta acquisition, most of the Other Fresh Produce sales are in Germany and Austria, where the Company operates 16 distribution centers. At these locations, daily shipments of a variety of fresh produce are delivered from a variety of producers and importers; the Company then recombines these items to fill customer orders, in some cases packaging certain types of produce into consumer packaging. The Company provides other value-added services, including logistics. Most of the other fresh produce items sold by Atlanta carry third-party labels.

The Atlanta business has undergone significant restructuring, which included closing and/or selling many operations, simplifying the legal and organizational structure, cost reductions and employee reductions; the restructuring is now substantially complete. However, the Company’s focus in this business will be to continue to centralize and standardize, as well as continuing to add value-added services for customers, such as category management for retailers’ produce departments.

Aside from the Atlanta business, the Other Fresh Produce operations in North America and Europe primarily market under the “Chiquita” brand name. The European operations are conducted throughout western Europe. These operations strive to market premium-quality items with a consumer focus. As western European retailers expand into eastern Europe, there will be an opportunity for Chiquita to expand its Other Fresh Produce operations there, as well.

A significant number of the Company’s retail customers are large organizations with multiple stores. Continuing industry consolidation has increased the buying leverage of major domestic and international grocery retailers. Retailers and wholesalers are generally seeking fewer suppliers that can provide a wider range of fresh produce, and in Europe, discounters are gaining an increasing share of the market, resulting in continuing pricing pressure. Chiquita sources certain seasonal produce items in both the northern and southern hemispheres in order to increase availability of a wider variety of fresh produce throughout the year.

In some parts of Europe, in accordance with local practice, the Company obtains credit insurance against the risk of loss of receivables due to customer financial problems. Particularly in the area of fresh produce, when it is impractical to seek to recover the goods that were sold, credit insurance is considered a valuable tool. By contrast, in the United States, the Perishable Agricultural Commodities Act affords producers or sellers of fresh agricultural produce, such as the Company, special rights in seeking to collect payment from their customers, even if they are insolvent or bankrupt.

Sourcing

Sourcing commitments with growers for non-banana fresh produce are generally for one year or less. However, the Company sources with many of the same growers year after year and, in some cases, provides financial assistance to certain growers. The Company purchases over 150 different types of fresh produce from growers and importers around the world. The Company tries to procure fresh produce directly from the grower, wherever possible. This is more difficult with certain produce items in Europe, in which case the Company purchases from other distributors; in addition, the Company may resort to spot market purchases on local markets to meet customer demand. Other sources are exporters from the country of origin and importers or wholesalers in the country of sale. The Company is not heavily dependent on any single grower.

Chiquita owns a subsidiary in Chile that sources fresh produce items from that country for marketing in North America, Europe, Asia and Latin America. The primary products sold by Chiquita Chile are grapes, stonefruit, apples, pears, kiwis and avocados. Fruit harvested in Chile, in the southern hemisphere, can be shipped to the northern hemisphere during the winter off-season for fruit. Until 2004, substantially all of Chiquita Chile’s fruit was purchased from third-party suppliers. However, in August 2004, Chiquita Chile entered into a lease for approximately 5,000 acres in Chile for cultivation of grapes, apples and stonefruit, representing approximately 40% of its total exported volume.

Logistics

Fresh produce is highly perishable and must be brought to market and sold generally within 30 to 60 days after harvest. Some items, such as vegetables, melons and berries, must be sold more quickly, while other items, such as apples and pears, can be held in cold storage for longer periods of time.

The Company’s shipping infrastructure for its banana operations in Central and South America provides synergies to permit other fresh produce sourced from the region to be shipped in Company owned or controlled equipment; otherwise, the Company uses common carriers.

Fresh-cut Fruit Operations

The Other Fresh Produce segment also includes Chiquita’s fresh-cut fruit operations. The Company’s first fresh-cut fruit processing plant began operating in the fourth quarter of 2003 in a leased facility near Chicago. This facility services retail customers in a ten-state region in the U.S. Midwest. The Company sources watermelon, pineapple, cantaloupe, honeydew, strawberries, apples and grapes from North and South America (depending on the season), cuts and packages the fruit in sealed packages using proprietary technology to promote shelf life, and makes daily shipments to customers. The product line consists of various combinations and sizes, ranging from single serving fruit cups to cored and sliced pineapples to snack bags of apple chunks to fruit party trays, some sold with fruit dips. The Company incurred approximately $8 million of capital expenditures to set up the facility, and the business incurred approximately $5 million of start-up losses in the year ended December 31, 2003 and $13 million of start-up losses in the year ended December 31, 2004. In a growing and rapidly evolving category, with numerous regional players but few national suppliers, the Company is continuing to focus on technology, pricing, product mix, marketing and packaging.

For further information on factors affecting Chiquita’s results of operations, including results by business segment, liquidity, and financial condition, see “Managements Discussion and Analysis of Financial Condition and Results of Operations” and Note 15 to the Consolidated Financial Statements, both included in Exhibit 13.

INTELLECTUAL PROPERTY

The Chiquita® brand is recognized in North America and many parts of Europe and Asia, and the Company believes it is associated with healthy, fresh and high quality produce items. Approximately 80% of the bananas sold by the Company during 2004 were sold under the “Chiquita” or “Chiquita Jr.” brand name. The Company generally obtains a premium price for its Chiquita branded bananas. To a limited extent, the Company licenses its trademarks to other companies for use in preparing processed food products, for example, baby food, cookies and other baked goods containing processed bananas. One of Chiquita’s business strategies is to leverage the Chiquita brand into new profitable businesses.

Chiquita’s name and reputation are associated with high-quality and safe food products as well as responsible business practices. Negative publicity surrounding any assertion about Chiquita’s products or business practices could adversely affect Chiquita’s reputation with existing and potential customers, its corporate image, the value of Chiquita brand names and the demand for its products.

ENVIRONMENTAL AND SOCIAL RESPONSIBILITY

Beginning in the early 1990s, the Company invested significant capital to improve its production and logistics efficiency and environmental performance. Since 1991, the Company has undertaken a significant effort to achieve certification under the standards of the Rainforest Alliance, an independent non-governmental organization. This independent certification program for banana producers is aimed at improving and managing environmental impact and improving conditions for workers. All of Chiquita’s owned banana farms in Latin America have achieved certification under this program since 2000. The Company is also working with its third-party suppliers to achieve compliance with these standards and, as of December 2004, 83% of the independent grower hectares that supply Chiquita had achieved this certification. Certification requires that farms meet pre-defined performance criteria as judged by annual audits conducted by the Sustainable Agriculture Network, a coalition of third-party environmental groups coordinated by the Rainforest Alliance.

Similarly, in late 2004, Chiquita achieved certification of 100% of its owned banana farms in Latin America to the Social Accountability 8000 labor standard, which is based on the core International Labor Organization conventions. The Company’s Costa Rica division earned SA8000 certification in 2002, and Chiquita’s operations in Bocas, Panama and Colombia received this certification in late 2003. In addition, Chiquita’s operations in Honduras and Guatemala became certified in 2004. In each case, Chiquita was the first major agricultural operator in these countries to do so.

In addition, as of December 2004, 63% of the Company’s owned banana farms have achieved EUREPGAP certification, an international labor standard. More details about the Rainforest Alliance, SA8000, EUREPGAP, and the Company’s performance in meeting high social and environmental standards are available on the Company’s website at www.chiquita.com.

EMPLOYEES

As of December 31, 2004, the Company had approximately 21,000 employees. Approximately 17,000 of these employees work in Central and South America, including approximately 10,500 workers covered by 19 labor contracts. Labor contracts typically have terms of one to five years. Three contracts covering approximately 2,500 employees are currently being renegotiated. Strikes or other labor-related actions sometimes occur upon expiration of labor contracts or during the term of the contracts. These may result in increased costs or decreased crop quality as a result of a temporary curtailment of agricultural practices. When prolonged strikes or other labor actions occur, growing crops may be significantly damaged or rendered unharvestable as a result of the disruption of irrigation, disease and pest control and other agricultural practices.

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

Under the April 2001 agreement, the EU banana tariff rate quota system is scheduled to be followed by a tariff-only system no later than 2006. In order to remain consistent with WTO principles, any new EU banana tariff is required under a November 2001 WTO decision to “result in at least maintaining total market access” for Latin American suppliers. That decision establishes consultation and arbitration procedures for determining whether Latin American market access would be maintained and requires that those procedures be completed before any new EU tariff-only system takes effect. In October 2004, the European Commission announced that it would propose a tariff on Latin American bananas of 230 euro per metric ton, to be effective beginning in 2006. This would represent a substantial increase over the EU’s 75 euro per metric ton tariff now applicable to Latin American bananas entering within the tariff rate quota system. The Latin American supplying countries have announced their opposition to any tariff above 75 euro on the basis that it would be inconsistent with the WTO standard. On February 1, 2005 the European Commission notified its 230 euro per metric ton proposal to the WTO, thereby triggering consultation and arbitration procedures. An arbitration decision is likely by late summer. There can be no assurance that the tariff rate quota system will be installed by 2006, that the tariff level finally established for Latin American bananas will not be greater than 75 euro per metric ton or that the final tariff will not be materially adverse to marketers of Latin American bananas, such as the Company.

The Company has international operations in many foreign countries, including those in Central and South America, the Philippines and the Ivory Coast. The Company’s activities are subject to risks inherent in operating in these countries, including government regulation, currency restrictions and other restraints, burdensome taxes, risks of expropriation, threats to employees, political instability and terrorist activities, including extortion, and risks of action by U.S. and foreign governmental entities in relation to the Company, and the Company must continually evaluate the risks in these countries. Should such circumstances occur, the Company might need to curtail, cease or alter its activities in a particular region or country. Chiquita’s ability to deal with these issues may be affected by applicable U.S. laws. The Company is currently dealing with one such issue, described in the first paragraph under “Legal Proceedings.”

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

The Company’s worldwide operations and products are subject to numerous governmental regulations and inspections by environmental, food safety, health and customs authorities, including those relating to the use and disposal of agrichemicals, the documentation of food shipments and the traceability of food products. The Company believes it is substantially in compliance with applicable regulations. However, actions by regulators in the past have required, and in the future may require, operational modifications or capital improvements at various locations. In addition, if violations occur, regulators can impose fines, penalties and other sanctions. The costs of these modifications, improvements, fines and penalties could be substantial. Chiquita has been and may in the future be subject to private lawsuits alleging that its operations caused personal injury or property damage.

The sale of food products for human consumption involves risk of injury to consumers. These injuries may result from tampering by unauthorized third parties, bioterrorism, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents or residues introduced during the growing, storage, handling or transportation phases. Chiquita is subject to governmental inspection and regulations and believes its facilities and operations, as well as those of third-party growers, comply in all material respects with all applicable laws and regulations. However, the Company cannot be sure that consumption of its products will not cause a health-related illness in the future or that it will not be subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that the Company’s products caused illness or injury could adversely affect its reputation with existing and potential customers and its corporate and brand image, and the Company could also incur significant legal expenses. In addition, large retail customers often require Chiquita to indemnify them for claims made by consumers who have purchased Chiquita products, regardless of whether the claim relates to an issue arising while the product was in Chiquita’s possession and control or after it had been delivered to the retailer. The Company maintains product liability insurance in an amount which it believes to be adequate; however, the Company cannot be sure that it will not incur claims or liabilities of this sort which exceed the levels of its insurance coverage, or which are not covered by its insurance or by any rights of indemnity or contribution that it may have against others.

The Company’s operations involve transactions in a variety of currencies. Sale transactions denominated in foreign currencies primarily involve the euro, and costs denominated in foreign currencies primarily involve several Latin American currencies and the euro. Accordingly, Chiquita’s operating results may be significantly affected by fluctuations in currency exchange rates. This is particularly true for the Company’s Banana segment operations in Europe. In the Other Fresh Produce segment, many of the non-U.S. dollar sales are of produce items which are purchased in the same currencies. Currency fluctuations affect Chiquita’s operations because its financial results are reported in U.S. dollars, and the U.S. dollar equivalent of Chiquita’s non-U.S. dollar revenues and costs depends on applicable exchange rates at the times the revenues are recognized or the costs are incurred. This is especially true with respect to the euro-U.S. dollar exchange rate. Chiquita’s policy is to exchange local currencies for dollars promptly upon receipt, thus reducing exchange risk. Chiquita also engages in various hedging activities to mitigate the effect of foreign exchange volatility on its financial results. Nevertheless, fluctuations in currency exchange rates, and especially weakness in the value of the euro in relation to the U.S. dollar, could have a materially adverse impact on Chiquita’s operating results and cash flow. For information with respect to currency exchange, see Notes 1 and 9 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Exhibit 13.

ADDITIONAL INFORMATION

Through its website www.chiquita.com, Chiquita makes available, free of charge, its reports on Forms 10-K, 10-Q, and 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with the SEC. To access these documents on the website, please click on “Investors” and “SEC Filings.” The Company’s corporate governance policies, board committee charters and Code of Conduct are also available on the website listed above, free of charge, by clicking on “Investors” and “Governance.” A copy of any of these documents will be provided to any shareholder upon request to the Corporate Secretary, Chiquita Brands International, Inc., 250 East Fifth St., Cincinnati, Ohio, 45202 or by calling (513) 784-8100. The documents available on Chiquita’s website, including those relating to environmental and social responsibility, are not incorporated by reference into this report.

ITEM 2 - PROPERTIES

As of December 31, 2004, Chiquita owned approximately 45,000 acres and leased approximately 20,000 acres of improved land, principally in Costa Rica, Honduras, Panama and Guatemala. This land is primarily used for the cultivation of bananas and support activities. The Company also owns warehouses, power plants, packing stations, irrigation systems and loading and unloading facilities used in connection with its operations. In June 2004, the Company sold its Colombian operations, comprising approximately 17,000 acres, and in August 2004 leased approximately 5,000 acres in Chile for cultivation of grapes and other non-banana fresh produce.

The Company owned or controlled under long-term bareboat charters eight conventional refrigerated vessels and four refrigerated container vessels as of December 31, 2004. The container ships are highly specialized to the Company’s operations; they would be difficult to replace on short notice and the resale market for them would also be limited. The Company also had seven conventional refrigerated vessels under time charters with commitment periods of up to three years. A bareboat charter requires Chiquita to obtain and provide its own crew and technical services while, under a time charter lease, the third-party ship owner provides the ship complete with crew and technical support. In addition, when necessary, the Company enters into spot charters and freight contracts to supplement its transportation resources. From time to time, excess capacity in the Company’s ships may be utilized by transporting cargo for third parties or by chartering or subchartering vessels to other shippers. Chiquita’s fleet was built through a substantial investment program during the late 1980s and early 1990s. These refrigerated transport vessels have economic lives in excess of 25 years. The owned ships are pledged as collateral for related financings. See Note 10 to the Consolidated Financial Statements in Exhibit 13 for further description of indebtedness secured by the Company’s ships. Chiquita also owns or leases other related equipment, including refrigerated container units, used to transport fresh produce.

Chiquita leases the space for its headquarters in Cincinnati, Ohio. The Company’s subsidiaries own and lease warehouses, ripening facilities, office space and other properties in connection with their operations, principally in Europe and the United States.

CBL owns directly or indirectly substantially all the business operations and assets of the Company; it owns directly substantially all of the Company’s trademarks. Substantially all U.S. assets of CBL and its subsidiaries are pledged to secure CBL’s credit facility. The credit facility is also secured by liens on CBL’s trademarks, a guarantee by CBII secured by a pledge of CBL’s equity, and pledges of stock of and guarantees by various CBL subsidiaries worldwide. See Note 10 to the Consolidated Financial Statements for a more complete description of the CBL credit facility.

Chiquita believes its property and equipment are generally well maintained, in good operating condition and adequate for its present needs. The Company typically insures its assets against standard risks with third-party insurers, with the exception of banana cultivations. The Company self-insures its banana cultivations because of the high cost of third-party insurance and the risk reduction achieved through its geographic diversity of banana sources.

For further information with respect to the Company’s physical properties, see the descriptions under ITEM 1 - BUSINESS above, and Notes 5 and 6 to the Consolidated Financial Statements included in Exhibit 13.

ITEM 3 - LEGAL PROCEEDINGS

In April 2003, CBII’s management and audit committee, in consultation with the board of directors, voluntarily disclosed to the U.S. Department of Justice that its banana producing subsidiary in Colombia, which was sold in June 2004, had been forced to make “protection” payments to certain groups in that country which have been designated under United States law as foreign terrorist organizations. CBII’s sole reason for allowing its subsidiary to submit to these payment demands had been to protect its employees from the risks to their safety if the payments were not made. The voluntary disclosure to the Justice Department was made because management became aware that these groups had been designated as foreign terrorist organizations under a U.S. statute that makes it a crime to support such an organization. Chiquita requested the Justice Department’s guidance. Following the voluntary disclosure, the Department undertook an investigation. Chiquita has cooperated with that investigation. In late March 2004, the Department of Justice advised that, as part of its criminal investigation, it will be evaluating the role and conduct of CBII and some of its officers in the matter. CBII intends to continue its cooperation with this investigation, but Chiquita cannot predict its outcome or any possible adverse effect on it, which could include the imposition of fines.

In early September 2004, the Company voluntarily disclosed to the SEC and the Department of Justice that in 2003 its Greek subsidiary made a payment of approximately €14,700 that may not comply with the U.S. Foreign Corrupt Practices Act. The payment, which was made in connection with the settlement of a local tax audit, was made in contravention of Company policies. These agencies have requested certain additional information and the Company has complied with that request and will cooperate with any further inquiry or investigation. While the Company has taken corrective and disciplinary action, it cannot predict the outcome of this matter, including whether these agencies would seek to impose fines and/or view this matter as involving a violation of the 2001 order discussed in the next sentence. Under a settlement reached with the SEC in 2001, the Company paid a $100,000 fine and consented to a finding that, as a result of similar payments by its former Colombian subsidiary in 1996-97, the Company had violated the books and records and internal controls provisions of the Securities Exchange Act of 1934 (“Exchange Act”). The Company also consented to an order that it cease and desist from committing or causing any future violations of these provisions.

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

In October 2004, the Company’s Italian subsidiary received a notice of assessment from Customs authorities in Trento, Italy stating that this subsidiary and two individuals, including the subsidiary’s former managing director, are jointly and severally liable for approximately €4.2 million. This amount represents additional duties on the import of certain bananas into the European Union from 1998 to 2000, plus related taxes and interest. The notice states that these amounts are due because the bananas were imported with licenses that were subsequently determined to have been forged. The Company intends to appeal the assessment, through appropriate proceedings, on the basis of its good faith belief at the time the import licenses were obtained and used that they were valid.

Over the last 18 years, a number of claims have been filed against the Company on behalf of merchant seamen or their personal representatives alleging injury or illness from exposure to asbestos while employed as seamen on Company-owned ships at various times from the mid-1940s until the mid-1970s. The claims are based on allegations of negligence and unseaworthiness. In these cases, the Company is typically one of many defendants, including manufacturers and suppliers of products containing asbestos, as well as other shipowners. Eight of these cases are pending in state courts in various stages of activity. Over the past six years, 23 state court cases have been settled and 31 have been resolved without any payment. In addition to the state court cases, there are approximately 5,250 federal court cases that are currently inactive (known as the “MARDOC” cases). The MARDOC cases are managed under the supervision of the U.S. District Court for the Eastern District of Pennsylvania (the “Federal Court”). In 1996, the Federal Court administratively dismissed all then pending MARDOC cases without prejudice for failure to provide evidence of asbestos-related disease or exposure to asbestos. Under this order, all MARDOC cases subsequently filed against the Company have also been administratively dismissed. The MARDOC cases are subject to reinstatement by the Federal Court upon a showing of some evidence of asbestos-related disease, exposure to asbestos and service on the Company’s ships. While six MARDOC cases have been reinstated against the Company, one of the cases has been dismissed and there has been little activity in the remaining five reinstated cases to date. As a matter of law, punitive damages are not recoverable in seamen’s asbestos cases. Although the Company has very little factual information with which to evaluate these maritime asbestos claims, management does not believe, based on information currently available to it and advice of counsel, that these claims will, individually or in the aggregate, have a material adverse effect on the financial statements of the Company.

In January 2001, the Company filed a lawsuit in the Court of First Instance of the European Court of Justice claiming damages from the European Commission (the EU’s executive body) for not carrying out the EU’s commitment to reform its banana import regime to comply with 1997 WTO rulings. The lawsuit sought more than $500 million for damages inflicted on the Company from January 1999 until the regime’s reform in July 2001. In February 2005, the Court of First Instance ruled against the Company. The Company will not appeal this decision.

A number of other legal actions are pending against the Company. Based on information currently available to the Company and on advice of counsel, management does not believe these other legal actions will, individually or in the aggregate, have a material adverse effect on the financial statements of the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As described in Note 16 to the Consolidated Financial Statements included in Exhibit 13, pursuant to the Plan of Reorganization that became effective on March 19, 2002, the Company’s previously outstanding common stock was cancelled and the Company issued new common stock (the “Common Stock”). As of March 1, 2005, there were 1,335 common shareholders of record. Information concerning restrictions on the Company’s ability to declare and pay dividends on the Common Stock, the amount of Common Stock dividends declared, and price information for the Company’s Common Stock is contained in Notes 10, 13 and 19, respectively, to the Consolidated Financial Statements included in Exhibit 13. This information is incorporated herein by reference. Although the Company had not paid dividends for several years, in December 2004 the Board of Directors initiated a quarterly cash dividend. The first dividend of $.10 per share was paid on January 17, 2005 to shareholders of record on January 3, 2005.

The following table provides information regarding the Company’s purchases of its common stock during the quarter ended December 31, 2004:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
10/01/04-10/31/04	None	n/a	n/a	$20,000,000
11/01/04-11/30/04	492,810 shares	$18.5348	492,810 shares	$10,865,855
12/01/04-12/31/04	24,224 shares	$20.2856	24,224 shares	$10,374,457
Total	517,034 shares	$18.6168	517,034 shares	$10,374,457

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Chiquita Brands International, Inc., included in Exhibit 13 and including “Quarterly Financial Data” in Note 19 to the Consolidated Financial Statements, are incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Chiquita maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic filings with the SEC is (a) accumulated and communicated to the Company’s management in a timely manner and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, an evaluation was carried out by Chiquita’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of that date.

(b) Management’s report on internal control over financial reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated

Framework. Based on management’s assessment, management believes that, as of December 31, 2004, the Company’s internal control over financial reporting was effective based on the criteria in Internal Control – Integrated Framework. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included in Exhibit 13.

(c) Changes in internal control over financial reporting.

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, Chiquita’s internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except for the information relating to the Company’s executive officers below, the information required by this Item 10 is incorporated herein by reference from the applicable information set forth in “Election of Directors,” “Information About the Board of Directors” and “Security Ownership of Directors and Executive Officers – Section 16(a) Beneficial Ownership Reporting Compliance” which will be included in Chiquita’s definitive Proxy Statement to be filed with the SEC in connection with the 2005 Annual Meeting of Shareholders, and ITEM 1 - BUSINESS—ADDITIONAL INFORMATION.

Executive Officers of the Registrant

Fernando Aguirre (age 47) has been Chiquita’s President and Chief Executive Officer and a director since January 2004 and Chairman since May 2004. From July 2002 to January 2004 he served as President, Special Projects for The Procter & Gamble Company (“P&G”), a manufacturer and distributor of consumer products, and from July 2000 to June 2002 he was President of the Global Feminine Care business unit of P&G. From July 1999 to June 2000 he was Vice President of P&G’s Global Snacks and U.S. Food Products business units, and from January 1996 to June 1999 he was President of P&G Mexico, Vice President of Laundry & Cleaning Products, Latin America and Regional Vice President, Latin America, North. Prior to that, Mr. Aguirre had served P&G in various capacities since 1980.

John W. Braukman III (age 51) has been Senior Vice President and Chief Financial Officer since August 2004. Prior to joining Chiquita, he served as Chief Operating Officer of ITC Deltacom (a provider of integrated communications services in the southeastern United States) from October 2003 until August 2004. Mr. Braukman served as Chief Financial Officer of BTI Telecom Corp. (a facilities-based integrated communications provider which was acquired by ITC Deltacom in October 2003) from January 2002 until the acquisition, and also as BTI’s Chief Operating Officer from July 2002 until the acquisition. Previously, from March 2000 to December 2001, Mr. Braukman served as Executive Vice President and Chief Financial Officer of Rhythms NetConnections, Inc., a broadband provider. Prior to his service with Rhythms NetConnections, Mr. Braukman served as a senior finance officer at a variety of General Electric businesses beginning in the early 1980’s, including most recently as Senior Vice President and Chief Financial Officer of GE Capital Information Technology Solutions from August 1998 to March 2000.

Anne L. Gehring (age 40) has been Vice President, Business Process Development of the Company since March 2005. Prior to joining Chiquita, she served as Senior Vice President and Director – Business Planning and Development of Fifth Third Bancorp, a commercial bank, from April 2001 to March 2005. Prior to her service with Fifth Third, Ms. Gehring served in various finance positions in a variety of subsidiaries of General Electric beginning in the late 1980’s including most recently as Finance Manager, Market Development & Sales of GE Aircraft Engines, an aircraft engine manufacturer, from June 2000 to March 2001, and Vice President Finance, Product Sales of GE Capital Information Technology Solutions, a subsidiary of General Electric Capital Corp., a diversified provider of financing and financial services, from 1999 to May 2000.

Robert F. Kistinger (age 52) has been President and Chief Operating Officer of the Company’s Chiquita Fresh Group since 2000. He was President and Chief Operating Officer of the Company’s Chiquita Banana Group from 1997 to 2000. He has served the Company in various capacities since 1980.

Robert W. Olson (age 59) has been Senior Vice President, General Counsel and Secretary of the Company since 1996. He joined the Company as Vice President and General Counsel in 1995.

Manuel Rodriguez (age 55) has been Senior Vice President, Government and International Affairs since August 2004. He was Vice President, Government Affairs and Associate General Counsel from January 2003 to August 2004, and Associate General Counsel and Vice President of the Chiquita Fresh Group from November 1998 to December 2002. He has served the Company in various legal and labor relations capacities since 1980.

Tanios Viviani (age 43) has been Vice President, Fresh Cut Fruit of the Company since October 2004. He was Global Consortium Manager of P&G from August 2003 to October 2004 and from January 2002 to July 2003 was General Manager of P&G’s Juvian Fabric Care Services, Fabric and Home Care Division. From January 1999 to December 2001 Mr. Viviani was P&G’s Marketing Director for Global Strategic Planning and Design. Prior to that Mr. Viviani had served P&G in various capacities and locations since 1989.

Waheed Zaman (age 44) has been Vice President and Chief Information Officer of the Company since February 2004. He was Associate Director of P&G’s global business services from May 2001 to February 2004. From July 1998 to May 2001 he was Associate Director, Corporate IT at P&G, but was on special assignment as Associate Director, IT North America Market Development Organization from January to September 2000. Prior to that, Mr. Zaman had served P&G in various information technology capacities since 1988.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from the applicable information set forth in “Compensation of Executive Officers” and “Information about the Board of Directors – Compensation of Directors” which will be included in Chiquita’s definitive Proxy Statement to be filed with the SEC in connection with the 2005 Annual Meeting of Shareholders.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference from the applicable information set forth in “Security Ownership of Chiquita’s Principal Shareholders,” “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” which will be included in Chiquita’s definitive Proxy Statement to be filed with the SEC in connection with the 2005 Annual Meeting of Shareholders.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated herein by reference from the applicable information set forth in “Other Information – Certain Transactions” which will be included in Chiquita’s definitive Proxy Statement to be filed with the SEC in connection with the 2005 Annual Meeting of Shareholders.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the applicable information set forth in “Other Information – Chiquita’s Independent Registered Public Accounting Firm” which will be included in Chiquita’s definitive Proxy Statement to be filed with the SEC in connection with the 2005 Annual Meeting of Shareholders.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements. The following consolidated financial statements of the Company and the Report of Independent Registered Public Accounting Firm are included in Exhibit 13:

2. Financial Statement Schedules. Financial Statement Schedules I - Condensed Financial Information of Registrant and II - Consolidated Allowance for Doubtful Accounts Receivable and Consolidated Change in Tax Valuation Allowance are included on pages 24 through 26 and pages 27 through 28, respectively, of this Annual Report on Form 10-K. All other schedules are not required under the related instructions or are not applicable. The report of the independent auditors on these financial statement schedules is included in their consent attached as Exhibit 23.

3. Exhibits. See Index of Exhibits (pages 29 through 33) for a listing of all exhibits to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2005.

CHIQUITA BRANDS INTERNATIONAL, INC.

By	/s/ Fernando Aguirre
Fernando Aguirre
Chairman of the Board, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below as of March 14, 2005:

/s/ Fernando Aguirre Fernando Aguirre	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Morten Arntzen*	Director
Morten Arntzen

Jeffrey D. Benjamin*	Director
Jeffrey D. Benjamin

Robert W. Fisher*	Director
Robert W. Fisher

Roderick M. Hills*	Director
Roderick M. Hills

Durk I. Jager*	Director
Durk I. Jager

Jaime Serra*	Director
Jaime Serra

Steven P. Stanbrook*	Director
Steven P. Stanbrook

/s/ John W. Braukman III John W. Braukman III	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ William A. Tsacalis William A. Tsacalis	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

* By	/s/ William A. Tsacalis
Attorney-in-Fact**
**	By authority of powers of attorney filed with this Annual Report on Form 10-K.

CHIQUITA BRANDS INTERNATIONAL, INC. – PARENT COMPANY ONLY

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In thousands)

Condensed Balance Sheet

	December 31,
	2004	2003
ASSETS
Current assets
Cash and equivalents	$—	$—
Other current assets	1,127	951

Total current assets	1,127	951

Investments in and accounts with subsidiaries	1,112,255	1,035,915
Other assets	14,252	5,607

Total assets	$1,127,634	$1,042,473

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Long-term debt due within one year	$—	$—
Accounts payable and accrued liabilities	18,761	17,182

Total current liabilities	18,761	17,182

Long-term debt	250,000	250,000
Other liabilities	20,049	17,945

Total liabilities	288,810	285,127

Shareholders’ equity	838,824	757,346

Total liabilities and shareholders’ equity	$1,127,634	$1,042,473

CHIQUITA BRANDS INTERNATIONAL, INC. – PARENT COMPANY ONLY

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In thousands)

Condensed Statement of Operations

	Reorganized Company			Predecessor Company
	Year Ended Dec. 31, 2004	Year Ended Dec. 31, 2003	Nine Months Ended Dec. 31, 2002	Three Months Ended Mar. 31, 2002
Net sales	$—	$—	$—	$—

Cost of sales	—	—	—	—
Selling, general and administrative	(56,485)	(38,500)	(30,443)	(6,545)
Equity in earnings of subsidiaries	162,533	170,398	68,822	(368,899)

Operating income (loss)	106,048	131,898	38,379	(375,444)

Interest income	347	—	—	—
Interest expense	(26,165)	(27,392)	(20,384)	(1,250)
Other income (expense), net	(19,428)	—	—	—
Financial restructuring items	—	—	—	124,394

Income (loss) before income taxes and cumulative effect of a change in method of accounting	60,802	104,506	17,995	(252,300)
Income taxes	(5,400)	(5,300)	(4,800)	(1,000)

Income (loss) before cumulative effect of a change in method of accounting	55,402	99,206	13,195	(253,300)
Cumulative effect of a change in method of accounting	—	—	—	(144,523)

Net income (loss)	$55,402	$99,206	$13,195	$(397,823)

CHIQUITA BRANDS INTERNATIONAL, INC. – PARENT COMPANY ONLY

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In thousands)

Condensed Statement of Cash Flow

	Reorganized Company			Predecessor Company
	Year Ended Dec. 31, 2004	Year Ended Dec. 31, 2003	Nine Months Ended Dec. 31, 2002	Three Months Ended Mar. 31, 2002
Cash flow from operations	$25,575	$(1,911)	$0	$0

Investing
Long-term investments	(3,500)	—	—	—
Proceeds from sale of property, plant and equipment	856	—	—	—

Cash flow from investing	(2,644)	—	—	—

Financing
Issuances of long-term debt	245,934	—	—	—
Repayments of long-term debt	(271,737)	—	—	—
Proceeds from exercise of stock options/warrants	12,498	1,911	—	—
Repurchase of common stock	(9,626)	—	—	—

Cash flow from financing	(22,931)	1,911	—	—

Change in cash and equivalents	—	—	—	—
Balance at beginning of period	—	—	—	—

Balance at end of period	$—	$—	$0	$0

Notes to Condensed Financial Information

1.	Since January 2001, all cash has been owned and managed by CBL, acting as agent for CBII.

2.	For purposes of these condensed financial statements, CBII’s investments in its subsidiaries are accounted for by the equity method.

3.	For additional information regarding CBII’s financial restructuring, see Note 16 to the Consolidated Financial Statements included in Exhibit 13.

CHIQUITA BRANDS INTERNATIONAL, INC.

SCHEDULE II - CONSOLIDATED ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

(In thousands)

	Reorganized Company			Predecessor Company
	Year Ended Dec. 31, 2004	Year Ended Dec. 31, 2003	Nine Months Ended Dec. 31, 2002	Three Months Ended Mar. 31, 2002
Balance at beginning of period	$13,066	$7,023	$9,618	$10,721

Additions:
Acquisition of Atlanta	—	6,737	—	—
Consolidation of Chiquita Chile	—	1,061	—	—
Charged to costs and expenses	7,621	2,421	1,830	422

	7,621	10,219	1,830	422

Deductions:
Write-offs	8,108	4,747	4,748	913
Other, net	338	(571)	(323)	612

	8,446	4,176	4,425	1,525

Balance at end of period	$12,241	$13,066	$7,023	$9,618

CHIQUITA BRANDS INTERNATIONAL, INC.

SCHEDULE II - CONSOLIDATED CHANGE IN TAX VALUATION ALLOWANCE

(In thousands)

	Reorganized Company			Predecessor Company
	Year Ended Dec. 31, 2004	Year Ended Dec. 31, 2003	Nine Months Ended Dec. 31, 2002	Three Months Ended Mar. 31, 2002

Balance at beginning of period	$122,966	$171,621	$162,351	$152,759

Additions:
Acquisition of Atlanta	—	15,540	—	—
U.S. net deferred tax assets	35,677	—	10,567	14,683
Foreign deferred tax assets	11,948	16,839	—	—
Other, net	1,159	2,472	—	—

	48,784	34,851	10,567	14,683

Deductions:
U.S. net deferred tax assets	—	24,097	—	—
Prior year foreign NOL adjustments	903	20,309	—	—
Loss of U.S. NOLs due to bankruptcy	—	39,100	—	—
Other, net	—	—	1,297	5,091

	903	83,506	1,297	5,091

Balance at end of period	$170,847	$122,966	$171,621	$162,351

CHIQUITA BRANDS INTERNATIONAL, INC.

Index of Exhibits

Exhibit Number	Description
*2.1	Order Confirming Second Amended Plan of Reorganization of Chiquita Brands International, Inc. under Chapter 11 of the Bankruptcy Code, with attached Second Amended Plan of Reorganization of Chiquita Brands International, Inc. under Chapter 11 of the Bankruptcy Code (Exhibit 2.1 to Current Report on Form 8-K filed March 12, 2002)

*2.2	Stock Purchase Agreement, dated February 22, 2005, by and between Chiquita Brands International, Inc. and Performance Food Group Company (Exhibit 2.1 to a Current Report on Form 8-K filed February 23, 2005 (covering Items 1.01, 2.03 and 9.01))

*3.1	Third Restated Certificate of Incorporation (Exhibit 1 to Form 8-A filed March 12, 2002)

*3.2	Restated By-Laws, as amended through April 9, 2002 (Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

*4.1	Warrant Agreement dated as of March 19, 2002 between Chiquita Brands International, Inc. and American Security Transfer Company Limited Partnership, as Warrant Agent (Exhibit 4-b to Annual Report on Form 10-K for the year ended December 31, 2002)

*4.2	Indenture, dated as of September 28, 2004, between Chiquita Brands International, Inc. and LaSalle Bank National Association, as trustee, relating to $250 million aggregate principal amount of 7 1/2% Senior Notes due 2014. (Exhibit 4.1 to Current Report on Form 8-K filed September 30, 2004)

*4.3	Registration Rights Agreement, dated as of September 28, 2004, between Chiquita Brands International, Inc. and Morgan Stanley & Co. Incorporated, Wachovia Capital Markets LLC, Wells Fargo Securities, LLC, ABN Amro Incorporated and ING Financial Markets LLC, as placement agents of the Company’s 7 1/2% Senior Notes due 2014. (Exhibit 4.2 to Current Report on Form 8-K filed September 30, 2004)

*10.1	Operating contract dated February 18, 1998 between the Republic of Panama and Chiriqui Land Company (n/k/a Bocas Fruit Company) consisting of Contract of Operations (Bocas del Toro), Amendment and Extension of the Lease Land Contract, and related documents as published in the Republic of Panama Official Gazette No. 23,485 (included as part of Exhibit 10-b to Annual Report on Form 10-K for the year ended December 31, 1997)

*10.2	Credit Agreement dated as of January 5, 2005 by and among Chiquita Brands L.L.C., certain financial institutions as lenders, and Wells Fargo Bank, National Association as administrative agent, co-lead arranger, swing line lender, and letter of credit issuer, Wachovia Bank, National Association, as syndication agent and co-lead arranger, and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., New York Branch, as documentation agent. (Exhibit 10.1 to Current Report on Form 8-K filed January 12, 2005)

Exhibit Number	Description
*10.3	Framework Agreement signed April 25, 2003 among the Republic of Panama, Sindicato Industrial de Trabajadores de Chiriqui Land Company y Empresas Afines (“Sitrachilco”), the local banana workers union at Chiquita’s Armuelles, Panama division, Cooperativa de Servicios Multiples de Puerto Armuelles, R.L. (“Coosemupar”), a worker cooperative led by members of Sitrachilco, and Puerto Armuelles Fruit Co., Ltd. (“PAFCO”), relating to the sale by PAFCO of its assets to Coosemupar (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)

*10.4	Stock Purchase Agreement dated June 10, 2004, among Chiquita International Limited, Chiquita Brands L.L.C. and Invesmar, Limited. (Exhibit 99.2 to Current Report on Form 8-K filed June 14, 2004)

*10.5	International Banana Purchase Agreement F.O.B. (Port Of Shipment) between Chiquita International Limited and Banana International Corporation. English translation of original document, which is in Spanish. (Exhibit 99.3 to Current Report on Form 8-K filed June 14, 2004)

*10.6	International Gold Pineapple Purchase Agreement D.D.P. (Port Of Destination), between Chiquita Frupac, Inc. and Banana International Corporation. English translation of original document, which is in Spanish. (Exhibit 99.4 to Current Report on Form 8-K filed June 14, 2004)

*10.7	Form of Banana Purchase Indemnity Letter Agreement between Banana International Corporation and Chiquita International Limited. (Exhibit 99.5 to Current Report on Form 8-K filed June 14, 2004)

*10.8	Strike Indemnity Letter Agreement dated June 10, 2004 among Chiquita Brands L.L.C., Chiquita International Limited and Invesmar Limited. (Exhibit 99.6 to Current Report on Form 8-K filed June 14, 2004)

*10.9	Commitment Letter dated February 22, 2005 (Exhibit 10.1 to a Current Report on Form 8-K filed February 23, 2005 (covering Items 1.01, 2.03 and 9.01))

Executive Compensation Plans and Agreements

*10.10	Chiquita Brands International, Inc. 1997 Amended and Restated Deferred Compensation Plan, conformed to include amendments effective through January 1, 2001 (Exhibit 10-f to Annual Report on Form 10-K for the year ended December 31, 2000)

*10.11	Chiquita Brands International, Inc. Capital Accumulation Plan, conformed to include amendments through January 1, 2004 (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

Exhibit Number	Description
*10.12	Guaranty, dated March 12, 2001, by Chiquita Brands, Inc. (n/k/a Chiquita Brands L.L.C.) of obligations of Chiquita Brands International, Inc., under its Deferred Compensation and Capital Accumulation Plans, included as Exhibits 10.10 and 10.11 above (Exhibit 10-i to Annual Report on Form 10-K for the year ended December 31, 2000)

*10.13	Chiquita Brands International, Inc. Amended and Restated 2002 Stock Option and Incentive Plan (Amended and Restated on April 3, 2003 and effective May 22, 2003), together with Supplement A to 2002 Plan, Annual Bonus Program, and Supplement B to 2002 Plan, Long Term Incentive Program (Appendix B to definitive Proxy Statement of Chiquita Brands International, Inc. for Annual Meeting of Shareholders held May 22, 2003, included as part of Schedule 14A filed on April 22, 2003)

*10.14	Chiquita Brands International, Inc. Long Term Incentive Program Amended and Restated 2003-2005 Terms (Exhibit 10-k to Annual Report on Form 10-K for the year ended December 31, 2003)

*10.15	Chiquita Brands International, Inc. Directors Deferred Compensation Program, adopted April 3, 2003 (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)

10.16	Summary of director compensation for non-employee directors of Chiquita Brands International, Inc.

*10.17	Employment Agreement dated and effective January 12, 2004 between Chiquita Brands International, Inc. and Fernando Aguirre, including Form of Restricted Share Agreement for 110,000 shares of Common Stock (time vesting) (Exhibit A), Form of Restricted Share Agreement for 150,000 shares of Common Stock (performance vesting) (Exhibit B) and Form of Non-Qualified Stock Option Agreement with respect to an aggregate of 325,000 shares of Common Stock (Exhibit C) (Exhibit 10.1 to Current Report on Form 8-K filed on January 14, 2004)

*10.18	Form of Stock Option Agreement with Cyrus F. Freidheim, Jr. with respect to an aggregate of 150,000 shares of Common Stock granted in 2002 (Exhibit 10-b to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

*10.19	Form of Stock Option Agreement with Cyrus F. Freidheim, Jr. with respect to an aggregate of 200,000 shares of Common Stock granted in 2002 (Exhibit 10-c to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

*10.20	Form of Stock Option Agreement with Cyrus F. Freidheim, Jr. with respect to an aggregate of 150,000 shares of Common Stock granted in 2003 (Exhibit 10-n to Annual Report on Form 10-K for the year ended December 31, 2002)

Exhibit Number	Description
*10.21	Form of Stock Option Agreement with non-management directors of the Company (Exhibit 10-p to Annual Report on Form 10-K for the year ended December 31, 2002)

*10.22	Form of Stock Option Agreement with all other employees, including executive officers (Exhibit 10-r to Annual Report on Form 10-K for the year ended December 31, 2002)

*10.23	Form of Stock Appreciation Right Agreement with certain non-U.S. employees, which may include executive officers (Exhibit 10-b to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

*10.24	Letter Agreement dated July 24, 2003 between Chiquita Brands International, Inc. and Cyrus F. Freidheim, Jr. amending certain terms of certain restricted stock and stock option awards, including those in Exhibits 10.18, 10.19 and 10.20, above. (Exhibit 10-v to Annual Report on Form 10-K for the year ended December 31, 2003)

*10.25	Form of Restricted Share Agreement with Cyrus F. Freidheim, Jr., for shares granted under the Long Term Incentive Program of the Company’s Stock Option and Incentive Plan (Exhibit 10-w to Annual Report on Form 10-K for the year ended December 31, 2003)

*10.26	Form of Restricted Share Agreement with non-management directors (Exhibit 10-u to Annual Report on Form 10-K for the year ended December 31, 2002)

*10.27	Form of Restricted Share Agreement with all other employees, including executive officers, for grants under the Long Term Incentive Program and otherwise under the Stock Option and Incentive Plan [used prior to September 27, 2004] (Exhibit 10-y to Annual Report on Form 10-K for the year ended December 31, 2003)

10.28	Form of Restricted Share Agreement for use with employees, including executive officers, for grants under the Long Term Incentive Program and otherwise under the Company’s Stock Option and Incentive Plan [used on and after September 27, 2004]

*10.29	Compensation arrangements with certain executive officers (Current Report on Form 8-K filed February 28, 2005)

*10.30	Separation Agreement and Release dated August 20, 2004 between Chiquita Brands International, Inc. and James B. Riley, the Company’s former Senior Vice President and Chief Financial Officer (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

*10.31	Separation Agreement and Release dated September 17, 2004 between Chiquita Brands International, Inc. and Jill M. Albrinck, the Company’s former Senior Vice President, Fresh Cut Fruit, which became effective September 24, 2004 (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

*10.32	Provision relating to the Company’s obligation to pay severance to John W. Braukman III, the Company’s Senior Vice President and Chief Financial Officer, from offer letter, which became effective August 11, 2004 upon its approval by the Compensation Committee of the Board of Directors (Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

Exhibit Number	Description
13	Chiquita Brands International, Inc. consolidated financial statements, management’s discussion and analysis of financial condition and results of operations, and selected financial data to be included in its 2004 Annual Report to Shareholders

21	Chiquita Brands International, Inc. Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

24	Powers of Attorney

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

*	Incorporated by reference.