Form 10-Q
period 2005-03-31
CHIQUITA BRANDS INTERNATIONAL INC
filed 2005-05-10
CIK 101063

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 30, 2005, there were 41,703,990 shares of Common Stock outstanding.

CHIQUITA BRANDS INTERNATIONAL, INC.

Part I - Financial Information

Item 1 - Financial Statements

CHIQUITA BRANDS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(In thousands, except per share amounts)

	Quarter Ended March 31,
	2005	2004
Net sales	$931,829	$793,168

Operating expenses
Cost of sales	751,386	680,138
Selling, general and administrative	77,603	72,819
Depreciation	10,949	10,835
Equity in earnings of investees	(1,807)	(2,419)

	838,131	761,373

Operating income	93,698	31,795
Interest income	1,895	786
Interest expense	(7,552)	(10,169)

Income before income taxes	88,041	22,412
Income taxes	(1,500)	(2,500)

Net income	$86,541	$19,912

Earnings per common share:
Basic	$2.12	$0.49
Diluted	1.94	0.46

Dividends per common share	$0.10	$—

See Notes to Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET (Unaudited)

(In thousands, except share amounts)

	March 31, 2005	December 31, 2004	March 31, 2004
ASSETS
Current assets
Cash and equivalents	$161,017	$142,791	$120,773
Trade receivables (less allowances of $12,284, $12,241, and $12,904)	463,639	340,552	350,928
Other receivables, net	94,707	89,312	92,829
Inventories	207,015	187,073	192,935
Prepaid expenses	21,839	19,164	17,008
Other current assets	26,184	14,859	21,262

Total current assets	974,401	793,751	795,735
Property, plant and equipment, net	410,737	419,601	431,246
Investments and other assets, net	145,548	132,992	92,055
Trademark	387,585	387,585	387,585
Goodwill	49,183	46,109	42,014

Total assets	$1,967,454	$1,780,038	$1,748,635

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes and loans payable	$11,165	$11,220	$12,736
Long-term debt of subsidiaries due within one year	22,056	22,981	29,491
Accounts payable	413,104	321,296	314,344
Accrued liabilities	101,002	107,037	105,204

Total current liabilities	547,327	462,534	461,775
Long-term debt of parent company	250,000	250,000	250,000
Long-term debt of subsidiaries	58,522	65,266	88,266
Accrued pension and other employee benefits	77,599	78,190	82,405
Other liabilities	81,559	85,224	62,368

Total liabilities	1,015,007	941,214	944,814

Shareholders’ equity
Common stock, $.01 par value (41,601,275, 40,476,381 and 40,732,278 shares outstanding, respectively)	416	405	407
Capital surplus	665,038	645,365	646,970
Retained earnings	244,756	162,375	132,313
Accumulated other comprehensive income	42,237	30,679	24,131

Total shareholders’ equity	952,447	838,824	803,821

Total liabilities and shareholders’ equity	$1,967,454	$1,780,038	$1,748,635

See Notes to Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)

(In thousands)

	Quarter Ended March 31,
	2005	2004
Cash provided (used) by:
Operations
Net income	$86,541	$19,912
Depreciation	10,949	10,835
Equity in earnings of investees	(1,807)	(2,419)
Changes in current assets and liabilities and other	(69,086)	(31,717)

Cash flow from operations	26,597	(3,389)

Investing
Capital expenditures	(4,449)	(7,382)
Acquisition of businesses	(4,885)	(800)
Other	(682)	1,639

Cash flow from investing	(10,016)	(6,543)

Financing
Issuances of long-term debt	—	1,161
Repayments of long-term debt	(10,887)	(18,806)
Costs for CBL credit facility and other fees	(2,066)	(143)
Increase in notes and loans payable	472	3,541
Proceeds from exercise of stock options/warrants	18,174	10,656
Dividends on common stock	(4,048)	—

Cash flow from financing	1,645	(3,591)

Increase (decrease) in cash and equivalents	18,226	(13,523)
Balance at beginning of period	142,791	134,296

Balance at end of period	$161,017	$120,773

See Notes to Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Interim results for Chiquita Brands International, Inc. (“CBII”) and subsidiaries (collectively, with CBII, the “Company”) are subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full fiscal year. The Company’s results during the third and fourth quarters are generally weaker than in the first half of the year due to increased availability of competing fruits and resulting lower banana prices. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the results of the interim periods shown have been made. See Notes to Consolidated Financial Statements included in the Company’s 2004 Annual Report on Form 10-K for additional information relating to the Company’s financial statements.

Note 1 - Earnings Per Share

Basic and diluted earnings per common share (“EPS”) are calculated as follows (in thousands, except per share amounts):

	Quarter Ended March 31,
	2005	2004
Net income	$86,541	$19,912

Weighted average common shares outstanding (used to calculate basic EPS)	40,891	40,496
Warrants, stock options and other stock awards	3,644	3,053

Shares used to calculate diluted EPS	44,535	43,549

Basic earnings per common share	$2.12	$0.49
Diluted earnings per common share	1.94	0.46

The assumed conversions to common stock of the Company’s outstanding warrants, stock options and other stock awards are excluded from the diluted EPS computations for periods in which these items, on an individual basis, have an anti-dilutive effect on diluted EPS.

Note 2 - Acquisitions and Divestitures

On February 22, 2005, the Company entered into a Stock Purchase Agreement with Performance Food Group Company to purchase its “Fresh Express” packaged salad and fresh-cut fruit businesses for $855 million in cash, subject to certain adjustments. Fresh Express sells approximately $1 billion annually in value-added salads, all of which are marketed under the Fresh Express brand. The Company believes that this acquisition will permit it to diversify its business, providing revenue growth in higher margin value-added products, and lead to a more balanced mix of sales between Europe and North America, which will make the Company less susceptible to risks unique to Europe, such as pending changes to the European Union banana import regime and foreign exchange risk.

The Company continues to target completion of the financing and the closing of its acquisition of the Fresh Express unit of Performance Food Group Company during the second quarter of 2005, in accordance with its original February 23rd announcement of the transaction. The Company and its financial institutions are finalizing their evaluation of the matter described in the third paragraph of Note 3 below, assessing any impact that it may have on the financing for the acquisition, and discussing, among other things, a possible 30-day extension of the financing commitment letter from June 1, 2005 until June 30, 2005. While there can be no assurances, the Company believes that it will have available the financing necessary to close the Fresh Express acquisition by June 30, 2005, as required under the stock purchase agreement with Performance Food Group.

In January 2005, the Company acquired Darex S.A., a leading distributor of bananas in Poland, for approximately $5 million in cash, assumption of approximately $5 million of debt and forgiveness of certain receivables. Darex has approximately $30 million in annual revenues.

In April 2005, the Company sold approximately 968,000 shares of Seneca Foods Corporation preferred stock, which had been received as part of the May 2003 sale of the Company’s Chiquita Processed Foods division to Seneca. The Company received proceeds of more than $14 million from sale of the preferred stock and will record a $1 million gain on the transaction in the 2005 second quarter.

Note 3 - Contingencies

In April 2003, the Company’s management and audit committee, in consultation with the board of directors, voluntarily disclosed to the U.S. Department of Justice (“Justice Department”) that the Company’s banana-producing subsidiary in Colombia, which was sold in June 2004, had been forced to make “protection” payments to certain groups in that country which had been designated under United States law as foreign terrorist organizations. The Company’s sole reason for submitting to these payment demands had been to protect its employees from the risks to their safety if the payments were not made. The voluntary disclosure to the Justice Department was made because the Company’s management became aware that these groups had been designated as foreign terrorist organizations under a U.S. statute that makes it a crime to support such an organization. The Company requested the Justice Department’s guidance. Following the voluntary disclosure, the Justice Department undertook an investigation. The Company has cooperated with that investigation. In March 2004, the Justice Department advised that, as part of the investigation, it will be evaluating the role and conduct of the Company and some of its officers in the matter. The Company intends to continue its cooperation with the investigation, but it cannot predict the outcome of the investigation or its possible adverse effect on the Company, which could include the imposition of fines.

In October 2004, the Company’s Italian subsidiary received a notice of assessment from Customs authorities in Trento, Italy stating that this subsidiary and two individuals, including the subsidiary’s former managing director, are jointly and severally liable for approximately €4.2 million. This amount represents additional duties on the import of certain bananas into the European Union from 1998 to 2000, plus related taxes and interest. The notice states that these amounts are due because these bananas were imported with licenses that were subsequently determined to have been forged. The Company intends to appeal the assessment, through appropriate proceedings, on the basis of its good faith belief at the time the import licenses were obtained and used, that they were valid.

The Company’s management has recently become aware that certain of its employees previously engaged in conduct which the Company believes did not comply with certain laws governing trade regulation. The Company has notified the appropriate regulatory authorities of this conduct and that it will fully cooperate with any related investigations. The Company believes that such matters should not result in any substantial fines. It is possible that, following completion of the investigations and any determination of wrongdoing, litigation could result, although the Company does not presently believe that the reported conduct should give rise to any material liabilities from such litigation.

The Consolidated Balance Sheet does not reflect a liability for these contingencies for any of the periods presented.

For a discussion of risks the Company encounters in its international operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risks of International Operations.”

Note 4 - Inventories (in thousands)

	March 31, 2005	December 31, 2004	March 31, 2004
Bananas	$49,311	$35,757	$38,127
Other fresh produce	26,693	14,226	19,137
Processed food products	8,740	8,870	7,659
Growing crops	75,130	80,882	90,362
Materials, supplies and other	47,141	47,338	37,650

	$207,015	$187,073	$192,935

Note 5 - Debt

In January 2005, CBL obtained a new five-year $150 million secured bank credit facility (the “CBL facility”); the facility may be increased to $200 million under certain conditions. The CBL facility is a revolving line of credit, of which $50 million is available to issue letters of credit. Total fees of approximately $1 million were paid to obtain the CBL facility. At March 31, 2005, no borrowings were outstanding under the revolving line of credit and $8 million of credit availability had been used to issue letters of credit.

Substantially all U.S. assets of CBL and its subsidiaries (except for those of subsidiaries with their own credit facilities) are pledged to secure the CBL facility. The CBL facility is also secured by liens on CBL’s trademarks as well as pledges of stock and guarantees by various subsidiaries worldwide. The CBL facility is guaranteed by CBII and secured by a pledge of CBL’s equity. CBL must meet certain liquidity tests to distribute cash to CBII, other than for normal CBII overhead expenses. Because of these cash distribution restrictions from CBL to CBII, and because CBII currently has no source of cash except for distributions from CBL, certain liquidity tests must be met prior to payment of interest on CBII’s 7 1/2% Senior Notes, common stock dividends to Chiquita shareholders, or any Company repurchases of common stock after December 31, 2004 above $10 million. At March 31, 2005, distributions to CBII other than for normal overhead expenses, interest on the 7 1/2% Senior Notes, and $10 million of stock repurchases were limited to $93 million. The CBL facility also has covenants that require Chiquita and CBL to maintain certain financial ratios related to debt and fixed charge coverage; maintain a minimum CBII shareholders’ equity; limit capital expenditures, investments, additional indebtedness, liens and guarantees; and restrict certain corporate changes, affiliate transactions and sale and leaseback transactions.

Initially, interest on the CBL facility is based on the prevailing LIBOR rate plus 1.5% or the bank corporate base rate plus 0.25%, at CBL’s option. The margins will be adjusted quarterly based on CBL’s leverage ratio. The LIBOR margin can range from 1.25% to 2.5% and the bank corporate base rate margin can range from 0% to 1.25%.

As described in Note 2, the Company has entered into a Stock Purchase Agreement with Performance Food Group Company to purchase its “Fresh Express” packaged salad and fresh-cut fruit businesses for $855 million in cash, subject to certain adjustments. In connection with the transaction, the Company received a commitment letter from financial institutions for funding in amounts sufficient to close the Fresh Express acquisition and to maintain the Company’s current revolving credit capacity. A description of the continuing discussions with financial institutions relating to the financing of the acquisition is set forth in Note 2.

In late April 2005, Great White Fleet Ltd. (“GWF”), the Company’s shipping subsidiary, entered into a seven-year secured revolving credit facility for $80 million (the “GWF Facility”). The full proceeds from this facility were drawn, of which approximately $30 million was used to exercise purchase options on four ships previously under capital lease, and approximately $50 million is available to be used to finance the Fresh Express acquisition. The loan requires GWF to maintain certain financial covenants related to tangible net worth and total debt ratios.

The GWF Facility requires 13 consecutive semi-annual principal payments in the amount of $4.4 million each, beginning October 22, 2005, plus a $22.8 million balloon payment at the end of the seven-year term. These semi-annual principal payments represent a corresponding reduction in the availability under the GWF Facility. Amounts available under the GWF Facility may be borrowed, repaid and re-borrowed prior to the final maturity date, subject to the semi-annual payments and corresponding reductions in availability. GWF may elect to draw parts of or the entire amount of credit available in either U.S. dollars or euro. The interest rate on each loan made under the GWF Facility in U.S. dollars is LIBOR plus 1.25% and for each loan made in euro is EURIBOR plus 1.25%. GWF may also elect “base rate” advances in U.S. dollars or euro and such advances will bear interest at the higher of (i) the base rate from time to time for the relevant currency or (ii) 0.5% above the current federal funds rate.

Note 6 - Segment Information

The Company’s Banana segment includes the sourcing (production and purchase), transportation, marketing and distribution of bananas, including those marketed by Atlanta AG. The Company’s Other Fresh Produce segment includes the sourcing, marketing and distribution of fresh fruits and vegetables other than bananas. Generally, Chiquita does not grow the non-banana fresh produce it sells, but rather sources it from independent growers. The Other Fresh Produce segment also includes Chiquita’s fresh-cut fruit business. Remaining operations, which are reported in “Other,” consist of processed fruit ingredient products, which are produced in Latin America and sold in other parts of the world, and other consumer packaged goods. The Company evaluates the performance of its business segments based on operating income. Intercompany transactions between segments are eliminated.

Financial information for each segment follows (in thousands):

	Quarter Ended March 31,
	2005	2004
Net sales
Bananas	$520,335	$419,262
Other Fresh Produce	398,949	360,375
Other	12,545	13,531

	$931,829	$793,168

Operating income (loss)
Bananas	$86,924	$27,704
Other Fresh Produce	7,263	3,396
Other	(489)	695

	$93,698	$31,795

Note 7 - Comprehensive Income (Loss) (in thousands)

	Quarter Ended March 31,
	2005	2004
Net income	$86,541	$19,912
Other comprehensive income
Unrealized foreign currency translation losses	(7,660)	(5,239)
Change in fair value of cost investments	784	(1,727)
Changes in fair value of derivatives	14,037	5,750
Losses reclassified from OCI into net income	4,397	11,670

Comprehensive income	$98,099	$30,366

Note 8 - Hedging

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

Currency hedging costs charged to the Consolidated Statement of Income were $4 million and $11 million for the quarters ended March 31, 2005 and 2004, respectively. These costs reduced the favorable impact of the exchange rate on U.S. dollar realizations of euro-denominated sales. At March 31, 2005, unrealized losses of $19 million on the Company’s currency option contracts were included in “Accumulated other comprehensive income,” of which $10 million is expected to be reclassified to net income during the next 12 months. Unrealized gains of $13 million on the fuel oil forward contracts were also included in “Accumulated other comprehensive income,” of which $9 million is expected to be reclassified to net income during the next 12 months.

At March 31, 2005, the Company had euro-denominated put options which allow for conversion of approximately €300 million of sales in 2005 at an average rate of $1.20 per euro, and approximately €320 million of sales in 2006 at an average rate of $1.19 per euro. The Company also had 3.5% Rotterdam barge fuel oil forward contracts at March 31, 2005 that require conversion of approximately 145,000 metric tons in 2005 and 115,000 metric tons in 2006 at prices ranging from $150 to $175 per metric ton, and a combination of Singapore and New York Harbor fuel oil forward contracts that require conversion of approximately 30,000 metric tons in 2005 and 25,000 metric tons in 2006 at prices ranging from $170 to $205 per metric ton. At March 31, 2005, the fair value of the foreign currency option and fuel oil forward contracts was $24 million, $15 million of which was included in “Other current assets” and $9 million in “Investments and other assets, net.” During the quarter ended March 31, 2005, the increase in the fair value of the fuel oil forward contracts relating to hedge ineffectiveness, and included in net income, was approximately $4 million.

Note 9 - Stock-Based Compensation

Effective January 1, 2003, on a prospective basis, the Company began using the fair value method under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to recognize stock option expense in its results of operations for stock options granted after December 31, 2002. Prior to January 1, 2003, the Company accounted for stock options using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” The approach to accounting for share-based payments in SFAS 123R is similar to the approach described in the original statement. However, SFAS 123R requires all share-based payments to be recognized in the financial statements based on their fair values.

In April 2005, the Securities and Exchange Commission announced that registrants with a fiscal year ending December 31, such as the Company, will not be required to adopt SFAS 123R until January 1, 2006. The Company has been recognizing expense in its results of operations for stock options granted after December 31, 2002. For grants prior to that date, the expense has been included in pro forma disclosures rather than the Consolidated Statement of Income. The 2002 grants will be fully vested as of January 1, 2006 and, as a result, SFAS 123R will not have an impact on pre-tax income as it relates to these 2002 stock option grants. The Company is still assessing the remaining impact of this standard on its financial statements.

The table below illustrates the effect of stock compensation expense on the periods presented as if the Company had always applied the fair value method:

	Quarter Ended March 31,
(in thousands, except per share amounts)	2005	2004
Income before stock compensation expense	$88,750	$25,365
Stock compensation expense included in net income*	(2,209)	(5,453)

Net income	86,541	19,912
Pro forma stock compensation expense**	(1,513)	(1,725)

Pro forma net income	$85,028	$18,187

Basic earnings per common share:
Income before stock compensation expense	$2.17	$0.62
Stock compensation expense included in net income	(0.05)	(0.13)

Net income	2.12	0.49
Pro forma stock compensation expense**	(0.04)	(0.04)

Pro forma net income	$2.08	$0.45

Diluted earnings per common share:
Income before stock compensation expense	$1.99	$0.58
Stock compensation expense included in net income	(0.05)	(0.12)

Net income	1.94	0.46
Pro forma stock compensation expense**	(0.03)	(0.04)

Pro forma net income	$1.91	$0.42

*	Represents expense from stock options of $0.3 million and $2.9 million for the quarters ended March 31, 2005 and 2004, respectively. Also represents expense from restricted stock awards of $1.9 million and $2.5 million for the quarters ended March 31, 2005 and 2004, respectively. Expense for the quarter ended March 31, 2004 includes a charge of $3.6 million for awards granted to the Company’s former chairman and chief executive officer that vested upon his retirement as chairman on May 25, 2004.
**	Represents the additional amount of stock compensation expense that would have been included in net income had the Company applied the fair value method under SFAS No. 123 for awards issued prior to 2003, when the Company first began expensing options.

No options were granted during the first quarter of 2005, and options for 335,000 shares were granted during the first quarter of 2004. The estimated weighted average fair value per option share granted was $12.47 during the first quarter of 2004 using a Black-Scholes option pricing model based on market prices and the following assumptions at the dates of option grant: weighted average risk-free interest rate of 3.0%, dividend yield of 0%, volatility factor for the Company’s common stock price of 60%, and a weighted average expected life of five years for options not forfeited. Approximately 1,075,000 options were exercised during the first quarter of 2005, resulting in a cash inflow of $18 million. During the first quarter of 2004, approximately 640,000 options were exercised, resulting in a cash inflow of $11 million.

Restricted stock awards for approximately 100,000 shares and 450,000 shares were granted to employees and directors during the quarters ended March 31, 2005 and 2004, respectively. These awards generally vest over 1-4 years, and the fair value of the awards at the grant date is expensed over the vesting periods.

Note 10 - Pension and Severance Benefits

Net pension expense from the Company’s defined benefit and severance plans, primarily comprised of the Company’s severance plans covering Central American employees, consists of the following (in thousands):

	Quarter Ended March 31,
	2005	2004
Defined benefit and severance plans:
Service cost	$1,255	$1,192
Interest on projected benefit obligation	1,617	2,335
Expected return on plan assets	(537)	(1,118)
Recognized actuarial (gain) loss	406	(169)
Amortization of prior service cost	167	113

	$2,908	$2,353

Note 11 - Income Taxes

The Company’s effective tax rate is affected by the level and mix of income among various domestic and foreign jurisdictions in which the Company operates.

Item 2

CHIQUITA BRANDS INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company’s improvement in operating income in the first quarter of 2005 compared to the 2004 first quarter resulted primarily from improved local banana pricing in both Europe and North America and favorable European currency exchange rates. The improvement in North American banana pricing was partially due to higher spot market pricing and temporary contract price increases that resulted from flooding in Costa Rica and Panama early in the quarter. The benefit from improved local banana pricing and favorable exchange rates was partially offset by an increase in costs, due in part to rising fuel, paper and ship charter costs and to the costs resulting from the floods.

On February 22, 2005, the Company entered into a Stock Purchase Agreement with Performance Food Group Company to purchase its “Fresh Express” packaged salad and fresh-cut fruit businesses for $855 million in cash, subject to certain adjustments. The Company continues to target completion of the financing and the closing of this transaction during the second quarter of 2005. See “Financial Condition-Liquidity and Capital Resources” below. Fresh Express sells approximately $1 billion annually in value-added salads, all of which are marketed under the Fresh Express brand. The Company believes that this acquisition, when completed, will permit it to diversify its business, providing revenue growth in higher margin value-added products, and lead to a more balanced mix of sales between Europe and North America, which will make the Company less susceptible to risks unique to Europe, such as pending changes to the European Union banana import regime and foreign exchange risk.

Operations

Net sales

Net sales for the first quarter of 2005 were $932 million, an increase of $139 million from last year’s first quarter. The increase resulted from higher banana pricing and volume in both North America and Europe, favorable European exchange rates and increased other fresh produce sales.

Operating income

Operating income for the first quarter of 2005 was $94 million, compared to $32 million in the first quarter of 2004.

Banana Segment. In the Company’s Banana segment, operating income was $87 million, compared to $28 million last year.

Banana segment operating results were favorably affected by:

•	$46 million of European pricing and currency benefit, comprised of $33 million from improved local European pricing, $12 million of increased revenue from favorable European exchange rates and $7 million of decreased hedging costs, offset by additional balance sheet translation losses of $4 million, and $2 million in increased European costs due to the stronger euro;

•	$11 million of savings primarily related to purchased fruit, tropical production and logistics;

•	$10 million from improved pricing in North America, due in part to higher spot market sales prices and temporary contract price increases that the Company applied to mitigate increased costs resulting from the substantial flooding in January 2005 that affected our Costa Rica and Bocas, Panama divisions;

•	$5 million from an increase in volume in core Europe and North America;

•	$4 million charge recorded in the prior year first quarter related to stock options and restricted stock granted to the Company’s former chairman and CEO that vested upon his retirement in May 2004; and

•	$2 million in lower legal and other professional fees relating to the U.S. Department of Justice investigation of the Company’s former Colombian subsidiary.

These items were offset in part by:

•	$8 million of increased costs related to the January flooding in Costa Rica and Panama, including alternative fruit sourcing, logistics and farm rehabilitation costs, and write-downs of damaged farms;

•	$6 million of cost increases from higher fuel, paper and ship charter costs; and

•	$5 million of increased expenses related to marketing and innovation investments for future growth.

The following table shows the Company’s banana prices (percentage change first quarter 2005 compared to 2004):

North America	9%
European Core Markets [1]
U.S. Dollar basis [2]	19%
Local Currency	14%
Trading Markets [3]
U.S. Dollar basis [2]	1%
Asia
U.S. Dollar basis [2]	2%
Local Currency	1%

The Company’s banana sales volumes of 40-pound boxes were as follows:

(In millions, except percentages)	Q1 2005	Q1 2004	% Change
European Core Markets [1]	15.3	14.3	7%
Trading Markets [3]	0.4	1.2	-67%
North America	14.6	13.6	7%

Total	30.3	29.1	4%

[1]	The 25 member countries of the European Union, Norway, Iceland and Switzerland.
[2]	Prices on a U.S. dollar basis do not include the impact of hedging.
[3]	Other European and Mediterranean countries not listed above.

In addition, the Company is a 50% owner of a joint venture serving the Far East, which had banana sales volume of 4.0 million and 3.8 million boxes during the first quarters of 2005 and 2004, respectively.

Foreign currency hedging costs charged to the Consolidated Statement of Income were $4 million in the 2005 first quarter, compared to $11 million in the first quarter of 2004. These costs relate primarily to hedging the Company’s net cash flow exposure to fluctuations in the U.S. dollar value of its euro-denominated sales. At March 31, 2005, unrealized losses of $19 million on the Company’s currency option contracts were included in “Accumulated other comprehensive income,” of which $10 million is expected to be reclassified to net income during the next 12 months. The Company primarily purchases put options, which require an upfront premium payment, to hedge its currency risk. These put options can reduce the negative earnings impact on the Company of a significant future decline in the value of the euro, without limiting the benefit the Company would receive from a stronger euro. Unrealized gains of $13 million on the Company’s fuel oil forward contracts at March 31, 2005 were also included in “Accumulated other comprehensive income,” of which $9 million is expected to be reclassified to net income during the next 12 months.

Other Fresh Produce Segment. For the Other Fresh Produce segment, operating income in the 2005 first quarter was $7 million, compared to $3 million in the 2004 first quarter. The change resulted from continued improvement in Atlanta’s other fresh produce results, and a restructured melon program in North America.

Interim results for the Company are subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full fiscal year. The Company’s results during the third and fourth quarters are generally weaker than in the first half of the year due to increased availability of competing fruits and resulting lower banana prices.

Interest and Taxes

Interest income in the 2005 first quarter was $2 million, compared to $1 million in the year-ago quarter. The increase is due to interest earned on higher cash balances and on the receivable that resulted from the pineapple purchase agreement that the Company entered into in connection with the sale of its Colombian division.

Interest expense in the 2005 first quarter was $8 million, compared to $10 million in the year-ago quarter. Interest expense declined $3 million due to the refinancing of the Company’s Senior Notes in late 2004 and the reduction in debt during 2004, partially offset by $1 million of interest expense on the liability that resulted from the banana purchase agreement that the Company entered into in connection with the sale of its Colombian division.

The Company’s effective tax rate is affected by the level and mix of income among various domestic and foreign jurisdictions in which the Company operates.

Darex Acquisition

In January 2005, the Company acquired Darex S.A., a leading distributor of bananas in Poland, for approximately $5 million in cash, assumption of approximately $5 million of debt and forgiveness of certain receivables. Darex has approximately $30 million in annual revenues.

Subsequent Event

In April 2005, the Company sold approximately 968,000 shares of Seneca Foods Corporation preferred stock, which was received as part of the May 2003 sale of the Company’s Chiquita Processed Foods division to Seneca. The Company received proceeds of more than $14 million from sale of the preferred stock and will record a $1 million gain on the transaction in the 2005 second quarter.

Financial Condition – Liquidity and Capital Resources

The Company’s cash balance increased to $161 million at March 31, 2005, compared to $143 million at December 31, 2004 and $121 million at March 31, 2004.

Operating cash flow was $27 million for the first quarter of 2005, compared to a deficit of $3 million for the same period in 2004. The increase was due to significantly improved operating results, partially offset by an increase in the Company’s trade receivables during the 2005 first quarter. The trade receivables increase was primarily due to a significant increase in net sales.

Capital expenditures were $4 million during the first quarter of 2005 and $7 million in the first quarter of 2004.

In the fourth quarter of 2004, Chiquita announced the initiation of a quarterly cash dividend of $0.10 per share on the Company’s outstanding shares of common stock. The first dividend was paid on January 17, 2005 to shareholders of record as of the close of business on January 3, 2005. A second dividend was paid on April 15, 2005 to shareholders of record as of the close of business on April 1, 2005. While Chiquita intends to pay regular quarterly dividends for the foreseeable future, all future dividends will be reviewed quarterly and require approval by the board of directors.

In January 2005, CBL obtained a new five-year $150 million secured bank credit facility (the “CBL facility”); the facility may be increased to $200 million under certain conditions. The CBL facility is a revolving line of credit, of which $50 million is available to issue letters of credit. Total fees of approximately $1 million were paid to obtain the CBL facility. At March 31, 2005, no borrowings were outstanding under the revolving line of credit and $8 million of credit availability had been used to issue letters of credit.

Substantially all U.S. assets of CBL and its subsidiaries (except for those of subsidiaries with their own credit facilities) are pledged to secure the CBL facility. The CBL facility is also secured by liens on CBL’s trademarks as well as pledges of stock and guarantees by various subsidiaries worldwide. The CBL facility is guaranteed by CBII and secured by a pledge of CBL’s equity. CBL must meet certain liquidity tests to distribute cash to CBII, other than for normal CBII overhead expenses. Because of these cash distribution restrictions from CBL to CBII, and because CBII currently has no source of cash except for distributions from CBL, certain liquidity tests must be met prior to payment of interest on CBII’s 7 1/2% Senior Notes, common stock dividends to Chiquita shareholders, or any Company repurchases of common stock after December 31, 2004 above $10 million. At March 31, 2005, distributions to CBII other than for normal overhead expenses, interest on the 7 1/2% Senior Notes, and $10 million of stock repurchases were limited to $93 million. The CBL facility also has covenants that require Chiquita and CBL to maintain certain financial ratios related to debt and fixed charge coverage; maintain a minimum CBII shareholders’ equity; limit capital expenditures, investments, additional indebtedness, liens and guarantees; and restrict certain corporate changes, affiliate transactions and sale and leaseback transactions.

Initially, interest on the CBL facility is based on the prevailing LIBOR rate plus 1.5% or the bank corporate base rate plus 0.25%, at CBL’s option. The margins will be adjusted quarterly based on CBL’s leverage ratio. The LIBOR margin can range from 1.25% to 2.5% and the bank corporate base rate margin can range from 0% to 1.25%.

In late April 2005, Great White Fleet Ltd. (“GWF”), the Company’s shipping subsidiary, entered into a seven-year secured revolving credit facility for $80 million (the “GWF Facility”). The full proceeds from this facility were drawn, of which approximately $30 million was used to exercise purchase options on four ships previously under capital lease, and approximately $50 million is available to be used to finance the Fresh Express acquisition. The loan requires GWF to maintain certain financial covenants related to tangible net worth and total debt ratios.

The GWF Facility requires 13 consecutive semi-annual principal payments in the amount of $4.4 million each, beginning October 22, 2005, plus a $22.8 million balloon payment at the end of the seven-year term. These semi-annual principal payments represent a corresponding reduction in the availability under the GWF Facility. Amounts available under the GWF Facility may be borrowed, repaid and re-borrowed prior to the final maturity date, subject to the semi-annual payments and corresponding reductions in availability. GWF may elect to draw parts of or the entire amount of credit available in either U.S. dollars or euro. The interest rate on each loan made under the GWF Facility in U.S. dollars is LIBOR plus 1.25% and for each loan made in euro is EURIBOR plus 1.25%. GWF may also elect “base rate” advances in U.S. dollars or euro and such advances will bear interest at the higher of (i) the base rate from time to time for the relevant currency or (ii) 0.5% above the current federal funds rate.

As described above, the Company has entered into a Stock Purchase Agreement with Performance Food Group Company to purchase its “Fresh Express” packaged salad and fresh-cut fruit businesses for $855 million in cash, subject to certain adjustments. In connection with the transaction, the Company received a commitment letter from financial institutions for funding in amounts sufficient to close the Fresh Express acquisition and to maintain the Company’s current revolving credit capacity. Upon consummation of this transaction, the Company’s debt balances would increase by at least $775 million (including the incremental $50 million of GWF debt noted above).

The Company continues to target completion of the financing and the closing of its acquisition of the Fresh Express unit of Performance Food Group Company during the second quarter of 2005, in accordance with its original February 23rd announcement of the transaction. The Company and its financial institutions are finalizing their evaluation of the matter described in the third paragraph of Note 3 to the Consolidated Financial Statements, assessing any impact that it may have on the financing for the acquisition, and discussing, among other things, a possible 30-day extension of the financing commitment letter from June 1, 2005 until June 30, 2005. While there can be no assurances, the Company believes that it will have available the financing necessary to close the Fresh Express acquisition by June 30, 2005, as required under the stock purchase agreement with Performance Food Group.

The Company believes that, both with and without the Fresh Express acquisition and related financing, its cash level, cash flow generated by operating subsidiaries and borrowing capacity will provide sufficient cash reserves and liquidity to fund the Company’s working capital needs, capital expenditures and debt service requirements.

Risks of International Operations

The Company conducts operations in many foreign countries. The Company’s foreign operations are subject to a variety of risks inherent in doing business abroad.

In 2001, the European Commission (“EC”) agreed to amend the quota and licensing regime for the importation of bananas into the EU. Under the 2001 agreement, the current EU banana tariff rate quota system is scheduled to be followed by a tariff-only system no later than 2006. Under the current quota system, import licenses are required to import bananas into the EU within the quota. Each year, a fixed quantity of licenses is allocated to each eligible operator, including the Company. The Company uses licenses allocated to it to import a large majority of the bananas it sells in the EU. It imports the remainder of the bananas it sells with licenses purchased from other operators. In 2004, the Company sold approximately 61 million boxes (1.1 million metric tons) of bananas in Europe, a large majority of which were sold in the EU and are subject to the current tariff. The current tariff applies to bananas imported from Latin America, which is the source of substantially all of the bananas the Company imports into the EU, but does not apply to bananas imported from certain African, Caribbean and Pacific (“ACP”) sources. Under a tariff-only system, (i) the quota and all license requirements, as well as the Company’s allocation of licenses, would be eliminated, (ii) the payment of a tariff would continue to be required for the importation of any Latin American bananas into the EU, and (iii) ACP bananas imported into the EU would continue to be exempt from the payment of any tariff.

In order to remain consistent with World Trade Organization (“WTO”) principles, any new EU banana tariff is required under a 2001 WTO decision to “result in at least maintaining total market access”

for Latin American suppliers. That decision establishes consultation and arbitration procedures to determine whether the proposed tariff would result in at least maintaining Latin American market access and requires that those procedures be completed before any new EU tariff-only system takes effect. In October 2004, the EC announced that it would propose a tariff on Latin American bananas of €230 per metric ton. This would represent a substantial increase over the €75 per metric ton tariff now applicable to Latin American bananas entering within the EU’s current tariff rate quota system. In February 2005, the EC notified its €230 per metric ton proposal to the WTO, thereby triggering consultation and arbitration procedures. The Latin American supplying countries have announced their opposition to any tariff above €75 on the basis that it would be inconsistent with the WTO standard, and in March 2005, nine Latin American governments requested arbitration. An initial arbitration decision is likely by summer 2005.

There can be no assurance that (a) a tariff-only system will be installed by 2006, (b) the tariff level finally established for Latin American bananas will be no more than the current €75 per metric ton, or (c) if a higher tariff level is imposed, it will not have a materially adverse effect on marketers of Latin American bananas, including the Company. In addition, if the tariff-only system is installed, then regardless of the amount of the final tariff, there can be no assurance that over time there will not be a materially adverse effect on EU marketers of bananas (whether from Latin America or ACP sources), including the Company, due to any decline in prices that could result from an increase in the total volume of bananas imported into the EU after the elimination of the current quota restrictions.

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

* * * * *

This quarterly report contains certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond the control of Chiquita, including: the impact of changes in the European Union banana import regime as a result of the anticipated conversion to a tariff-only regime in 2006; the Company’s ability to successfully consummate its acquisition of Fresh Express and integrate its operations with the Company’s; the terms, timing and/or costs associated with the financing for the Fresh Express acquisition; natural disasters and unusual weather conditions; currency exchange rate fluctuations; prices for Chiquita products; availability and costs of products and raw materials; operating efficiencies; the Company’s ability to realize continued productivity improvements; risks inherent in operating in foreign countries, including government regulation, currency restrictions and other restraints, burdensome taxes, expropriation, threats to employees, political instability and terrorist activities, including extortion, and risks of U.S. and foreign governmental action in relation to the Company; the outcome of the Department of Justice investigation related to the Company’s Colombian subsidiary sold in June 2004; the outcome of any other investigations undertaken by regulatory authorities; labor relations; actions of governmental bodies; the continuing availability of financing; and other market and competitive conditions.

The forward-looking statements speak as of the date made and are not guarantees of future performance. Actual results or developments may differ materially from the expectations expressed or implied in the forward-looking statements, and the Company undertakes no obligation to update any such statements.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Management” in the Company’s 2004 Annual Report on Form 10-K. As of March 31, 2005, there were no material changes to the information presented.

Item 4 - Controls and Procedures

Evaluation of disclosure controls and procedures

Chiquita maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic filings with the SEC is (a) accumulated and communicated to the Company’s management in a timely manner and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of March 31, 2005, an evaluation was carried out by Chiquita’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of that date.

Changes in internal control over financial reporting

Chiquita also maintains a system of internal accounting controls, which includes internal control over financial reporting, that is designed to provide reasonable assurance that the Company’s financial records can be relied on for preparation of its financial statements and that its assets are safeguarded against loss from unauthorized use or disposition. During the quarter ended March 31, 2005, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, except for the implementation of a transaction processing system in certain Latin American and European subsidiaries effective January 1, 2005. This transaction processing system includes the accounting software used to process and accumulate financial data principally supporting sales, cost of sales, cash, accounts receivable, inventory, accounts payable, and general ledger transactions and processes.

Due to changes inherent in a system implementation of this magnitude, and since certain controls within the system were not functioning as intended during the quarter, management took additional actions to ensure the financial statements and related financial information presented in this Form 10-Q present fairly, in all material respects, the Company’s financial condition and results of operations in accordance with generally accepted accounting principles. These actions included performing physical inventory counts in Latin America and in Europe, incremental substantive procedures to validate ending balances, and key control verification for certain accounts affected by the implementation. Management will continue to monitor internal control over financial reporting and will modify or implement, if necessary, any additional controls and procedures that may be required to ensure the continued integrity of the Company’s financial statements.

Part II - Other Information

Item 1 - Legal Proceedings

The Company’s management has recently become aware that certain of its employees previously engaged in conduct which the Company believes did not comply with certain laws governing trade regulation. The Company has notified the appropriate regulatory authorities of this conduct and that it will fully cooperate with any related investigations. The Company believes that such matters should not result in any substantial fines. It is possible that, following completion of the investigations and any determination of wrongdoing, litigation could result, although the Company does not presently believe that the reported conduct should give rise to any material liabilities from such litigation.

* * * * *

As described in “Part I - Item 3, Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, in October 2004, a lawsuit was filed in Superior Court of California, Los Angeles County against two manufacturers of an agricultural chemical called DBCP, as well as three banana producing companies, including the Company, that used DBCP. The plaintiffs in that suit claim to have been workers on banana farms in Costa Rica owned or managed by the defendant banana companies and allege sterility and other injuries as a result of exposure to DBCP. In April 2005, similar lawsuits were filed in the same court against the same defendants on behalf of plaintiffs claiming to have been workers on banana farms in Guatemala, Honduras and Panama. None of these lawsuits identify how many of the approximately 4,800 named plaintiffs purport to have claims against the Company, as opposed to other banana company defendants. Nor have the plaintiffs alleged damages yet been quantified. Although the Company has little information with which to evaluate this lawsuit, it believes it has meritorious defenses, including the fact that the Company used DBCP commercially in Costa Rica and Panama only from 1973 to 1977 while it was registered for use by the U.S. Environmental Protection Agency and to its knowledge never used DBCP commercially in either Guatemala or Honduras. The EPA did not revoke DBCP’s registration for use until 1979.

In 1998, the Company settled, for $4.7 million, virtually all of the then pending DBCP cases against it, which had been brought in U.S. and foreign courts on behalf of approximately 4,000 claimants in Panama, the Philippines and Costa Rica. (A purported DBCP class action in Hawaii state court that had identified 11 claimants against the three banana producing companies and alleged an indeterminate number of other claimants was not settled and remains pending.) At that time, the Company believed that these settlements covered the great preponderance of workers who could have had claims against the Company arising in these three countries.

Item 6 - Exhibits

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

CHIQUITA BRANDS INTERNATIONAL, INC.

By:	/s/ Brian W. Kocher

Brian W. Kocher
Vice President and Controller
(Chief Accounting Officer)

May 10, 2005