Form 10-Q
period 2005-06-30
CHIQUITA BRANDS INTERNATIONAL INC
filed 2005-08-05
CIK 101063

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 31, 2005, there were 41,856,959 shares of Common Stock outstanding.

CHIQUITA BRANDS INTERNATIONAL, INC.

Part I - Financial Information

Item 1 - Financial Statements

CHIQUITA BRANDS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(In thousands, except per share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$1,019,444	$848,386	$1,951,273	$1,641,554

Operating expenses
Cost of sales	854,259	719,387	1,605,645	1,399,525
Selling, general and administrative	82,154	78,184	159,757	151,003
Depreciation	11,363	10,672	22,312	21,507
Loss on sale of Colombian division	—	9,289	—	9,289
Equity in earnings of investees	(2,956)	(5,665)	(4,763)	(8,084)

	944,820	811,867	1,782,951	1,573,240

Operating income	74,624	36,519	168,322	68,314

Interest income	3,364	577	5,259	1,363
Interest expense	(7,882)	(9,858)	(15,434)	(20,027)
Other income (expense), net	(1,993)	—	(1,993)	—

Income before income taxes	68,113	27,238	156,154	49,650
Income taxes	(4,500)	3,000	(6,000)	500

Net income	$63,613	$30,238	$150,154	$50,150

Earnings per common share:
Basic	$1.52	$0.74	$3.64	$1.23
Diluted	1.36	0.73	3.29	1.18

Dividends per common share	$0.10	$—	$0.20	$—

See Notes to Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET (Unaudited)

(In thousands, except share amounts)

	June 30, 2005	December 31, 2004	June 30, 2004
ASSETS
Current assets
Cash and equivalents	$164,680	$142,791	$198,066
Trade receivables (less allowances of $11,492, $12,241, and $8,520)	496,596	340,552	353,593
Other receivables, net	85,005	89,312	85,746
Inventories	209,468	187,073	164,220
Prepaid expenses	25,040	19,164	18,243
Other current assets	36,325	14,859	30,319

Total current assets	1,017,114	793,751	850,187
Property, plant and equipment, net	615,863	419,601	403,147
Investments and other assets, net	160,265	131,715	129,202
Trademarks	449,085	387,585	387,585
Goodwill	578,905	46,109	42,199
Other intangible assets, net	170,777	1,277	1,651

Total assets	$2,992,009	$1,780,038	$1,813,971

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes and loans payable	$10,115	$11,220	$8,658
Long-term debt of subsidiaries due within one year	22,439	22,981	26,659
Accounts payable	430,950	321,296	329,308
Accrued liabilities	165,554	107,037	112,291

Total current liabilities	629,058	462,534	476,916
Long-term debt of parent company	475,000	250,000	250,000
Long-term debt of subsidiaries	599,605	65,266	86,754
Accrued pension and other employee benefits	74,393	78,190	73,440
Other liabilities	191,579	85,224	84,784

Total liabilities	1,969,635	941,214	971,894

Shareholders’ equity
Common stock, $.01 par value (41,789,413, 40,476,381 and 40,828,654 shares outstanding, respectively)	418	405	408
Capital surplus	669,721	645,365	648,797
Retained earnings	304,193	162,375	162,551
Accumulated other comprehensive income	48,042	30,679	30,321

Total shareholders’ equity	1,022,374	838,824	842,077

Total liabilities and shareholders’ equity	$2,992,009	$1,780,038	$1,813,971

See Notes to Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2005	2004
Cash provided (used) by:
Operations
Net income	$150,154	$50,150
Depreciation	22,312	21,507
Loss on sale of Colombian division	—	3,589
Equity in earnings of investees	(4,763)	(8,084)
Changes in current assets and liabilities and other	(18,437)	(5,085)

Cash flow from operations	149,266	62,077

Investing
Capital expenditures	(9,764)	(17,364)
Proceeds from sale of:
Colombian division	—	28,500
Seneca preferred stock	14,467	—
Other property, plant and equipment	1,952	4,551
Acquisition of businesses	(883,480)	(2,255)
Other	744	1,803

Cash flow from investing	(876,081)	15,235

Financing
Issuances of long-term debt	781,606	13,688
Repayments of long-term debt	(41,710)	(36,924)
Costs for CBL revolving credit facility and other fees	(3,984)	(537)
Increase (decrease) in notes and loans payable	214	(537)
Proceeds from exercise of stock options/warrants	20,783	10,768
Dividends on common stock	(8,205)	—

Cash flow from financing	748,704	(13,542)

Increase in cash and equivalents	21,889	63,770
Balance at beginning of period	142,791	134,296

Balance at end of period	$164,680	$198,066

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

Note 1 - Earnings Per Share

Basic and diluted earnings per common share (“EPS”) are calculated as follows (in thousands, except per share amounts):

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$63,613	$30,238	$150,154	$50,150

Weighted average common shares outstanding (used to calculate basic EPS)	41,722	40,771	41,307	40,634
Warrants, stock options and other stock awards	5,146	509	4,395	1,780

Shares used to calculate diluted EPS	46,868	41,280	45,702	42,414

Basic earnings per common share	$1.52	$0.74	$3.64	$1.23
Diluted earnings per common share	1.36	0.73	3.29	1.18

The assumed conversions to common stock of the Company’s outstanding warrants, stock options and other stock awards are excluded from the diluted EPS computations for periods in which these items, on an individual basis, have an anti-dilutive effect on diluted EPS.

Note 2 - Acquisitions and Divestitures

Acquisition of Fresh Express

On June 28, 2005, the Company completed its previously announced acquisition of the Fresh Express packaged salad and fresh-cut fruit division of Performance Food Group (“PFG”). Fresh Express is the retail market leader of value-added packaged salads in the United States. The acquisition will increase Chiquita’s consolidated annual revenues by about $1 billion. The Company believes that this acquisition will permit it to diversify its business, accelerate revenue growth in higher margin value-added products, and lead to a more balanced mix of sales between Europe and North America, which will make the Company less susceptible to risks unique to Europe, such as pending changes to the European Union banana import regime and foreign exchange risk.

The Company paid $855 million in consideration and incurred transaction expenses of $8 million, $2 million of which was paid by June 30, 2005. In addition, at closing, the Company transferred $26 million to PFG corresponding to the estimated amount of cash at Fresh Express and outstanding checks (issued by PFG in payment of Fresh Express obligations) in excess of deposits. There will also be a post-closing working capital adjustment, as well as an adjustment for differences in actual and estimated closing cash and checks in excess of deposits. Additionally, the Company incurred approximately $24 million of fees related to the financing of the acquisition, which are not included in the purchase price allocation below and will be amortized over the life of the respective loans.

The purchase price allocation for this transaction is still preliminary. As of June 30, 2005, the Company recorded the following values for the identifiable tangible and intangible assets and liabilities of Fresh Express (in millions):

Fair value of fixed assets acquired	$220
Intangible assets subject to amortization	170
Intangible assets not subject to amortization	62
Other assets	122
Deferred tax effect of acquisition	(112)
Fair value of liabilities acquired	(97)
Goodwill	534

$899

The fair value of fixed assets and intangible assets acquired is based on preliminary work of independent appraisers. The other assets and liabilities, which primarily represent trade receivables, trade payables and accrued liabilities, are based on historical values and are assumed to be stated at fair market values.

The following table presents detail of Fresh Express’s intangible assets as of the date of acquisition:

	Fair value	Amortization period	Valuation method
Intangible assets subject to amortization:
Customer relationships	$110 million	16 to 20 years	Excess earnings
Patented technology	$60 million	5 to 17 years	Relief-from-royalty

Intangible assets not subject to amortization:
Trademarks	$62 million	—	Relief-from-royalty

The excess earnings method estimates the present value of future cash flows attributable to the company’s customer base and requires estimates of the expected future revenues and remaining useful lives of the customer relationships.

The relief-from-royalty valuation method estimates the royalty expense that could be avoided in the operating business as a result of owning the respective asset or technology. The royalty savings are measured, tax-affected and, thereafter, converted to present value with a discount rate that considers the risk associated with owning the intangible assets.

Significant assumptions inherent in the excess earnings and relief-from-royalty methodologies include estimates of cash flows, discount rates, royalty rates and income tax rates. Actual results may differ from the assumptions used. The assumptions about future cash flows were based on certain projections and long-term plans. Discount rate assumptions represent the inherent risk in intangible assets compared with the Company’s weighted average cost of capital using guideline companies in similar lines of business. Royalty rate assumptions are based on the rates at which similar intangibles are being licensed in the marketplace. Income tax rate assumptions are based on the effective tax rates of guideline companies in similar lines of business.

The Company has recorded approximately $112 million of deferred tax liabilities, with a corresponding increase in goodwill, related to the consolidated temporary taxable differences existing immediately after the transaction.

Contemporaneous with the completion of the acquisition, the Company started preparing a formal integration plan. Management’s plans are preliminary but may include exiting or consolidating certain activities of Fresh Express and may include costs such as lease and contract termination, severance and certain other exit costs. Upon completion of a formal plan of exit authorized by appropriate executives, the Company anticipates that expenses to fully execute the plan will total $25 to $35 million and will be recorded as additional purchase price of the acquisition in accordance with Emerging Issues Task Force Bulletin 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

Fresh Express is party to a tax incentive program with Clayton County, Georgia (“Clayton County”) in exchange for the title to all of the real and personal property at one of its Fresh-cut facilities . At the Company’s election it may re-obtain title to the real and personal property by paying Clayton County a nominal fee ($10 dollars).

The Company’s Consolidated Statement of Income for the quarter and six months ended June 30, 2005 includes the operations of Fresh Express, and interest expense on the acquisition financing, from the June 28 acquisition date to the end of the second quarter.

Set forth below is summary consolidated pro forma information for the Company, giving effect to the acquisition of Fresh Express as though it had been completed on the first day of each period presented. The summary consolidated pro forma information below is based on the preliminary purchase price allocation, and does not reflect any adjustments related to integration synergies or certain expenses previously allocated to Fresh Express by PFG.

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2005	2004	2005	2004
Net sales	$1,289.1	$1,114.9	$2,468.3	$2,152.8
Net income	62.0	32.3	146.5	49.7

Earnings per share - basic	$1.49	$0.79	$3.55	$1.22
Earnings per share - diluted	1.32	0.78	3.21	1.17

Other acquisitions and divestitures

In April 2005, the Company sold approximately 968,000 shares of Seneca Foods Corporation preferred stock, which had been received as part of the May 2003 sale of the Company’s Chiquita Processed Foods division to Seneca. The Company received proceeds of more than $14 million from the sale of the preferred stock and recorded a $1 million gain on the transaction in the 2005 second quarter in “Other income (expense), net.”

In January 2005, the Company acquired Darex S.A., a leading distributor of bananas in Poland, for approximately $5 million in cash, assumption of approximately $5 million of debt and forgiveness of certain receivables. Darex has approximately $30 million in annual revenues.

In June 2004, the Company sold its banana-producing and port operations in Colombia to Invesmar Ltd. (“Invesmar”), the holding company of C.I. Banacol S.A., a Colombian-based producer and exporter of bananas and other fresh products.

In exchange for the Colombian operations, the Company received, subject to certain post-closing adjustments, $28.5 million in cash; $15 million face amount of notes and deferred payments; and the assumption by the buyer of approximately $7 million of pension liabilities.

In connection with the Colombian sale, Chiquita entered into eight-year agreements to purchase bananas and pineapples from affiliates of the buyer. Under the banana purchase agreement, Chiquita will purchase approximately 11 million boxes of Colombian bananas per year at above-market prices. This resulted in a liability of $33 million at the sale date, which represented the estimated net present value of the above-market premium to be paid for the purchase of bananas over the term of the contract. Substantially all of this liability is included in “Other liabilities” in the Consolidated Balance Sheet. Under the pineapple purchase agreement, Chiquita will purchase approximately 2.5 million boxes of Costa Rican golden pineapples per year at below-market prices. This resulted in a receivable of $25 million at the sale date, which represented the estimated net present value of the discount to be received for the purchase of pineapples over the term of the contract. Substantially all of this receivable is included in “Investments and other assets, net” in the Consolidated Balance Sheet.

Also in connection with the Colombian sale, Chiquita agreed that, in the event that it becomes unable to perform its obligations under the banana purchase agreement due to a conflict with U.S. law, Chiquita will indemnify Invesmar primarily for the lost premium on the banana purchases.

The net book value of the assets and liabilities transferred in the Colombian transaction was $36 million, primarily comprised of $25 million of property, plant and equipment; $19 million of growing crop inventory; $5 million of materials and supplies inventory; $6 million of deferred tax liabilities; and $7 million of pension liabilities. The Company recognized a before-tax loss of $9 million and an after-tax loss of $4 million on the transaction, which takes into account the net $8 million loss from the two long-term fruit purchase agreements.

Note 3 - Contingencies

In April 2003, the Company’s management and audit committee, in consultation with the board of directors, voluntarily disclosed to the U.S. Department of Justice (“Justice Department”) that the Company’s banana-producing subsidiary in Colombia, which was sold in June 2004, had been forced to make “protection” payments to certain groups in that country which had been designated under United States law as foreign terrorist organizations. The Company’s sole reason for submitting to these payment demands had been to protect its employees from the risks to their safety if the payments had not been made. The voluntary disclosure to the Justice Department was made because the Company’s management became aware that these groups had been designated as foreign terrorist organizations under a U.S. statute that makes it a crime to support such an organization. The Company requested the Justice Department’s guidance. Following the voluntary disclosure, the Justice Department undertook an investigation. The Company has cooperated with that investigation. In March 2004, the Justice Department advised that, as part of the investigation, it will be evaluating the role and conduct of the Company and some of its officers in the matter. The Company intends to continue its cooperation with the investigation, but it cannot predict the outcome of the investigation or its possible adverse effect on the Company, which could include the imposition of fines.

In October 2004 and May 2005, the Company’s Italian subsidiary received notices from Customs authorities in Italy stating that this subsidiary is potentially liable for an aggregate of approximately €26.9 million (approximately $32 million) of additional duties and taxes on the import of certain bananas into the European Union from 1998 to 2000, plus interest currently estimated at approximately €12.7 million (approximately $15 million). The Customs authorities claim that these amounts are due because the bananas were imported with licenses that were subsequently determined to have been forged. The Company is contesting these claims through appropriate proceedings, principally on the basis of its good faith belief at the time the import licenses were obtained and used that they were valid. See Part II - Item 1 - “Legal Proceedings” for further description.

As the Company announced in June 2005, Chiquita’s management became aware that certain of its employees had shared pricing and volume information with competitors in Europe over many years in violation of European competition laws and Company policies, and may have engaged in several instances of other conduct which did not comply with European competition laws or applicable Company policies. The Company promptly stopped the conduct and notified the European Commission (“EC”) and other regulatory authorities of these matters; the Company is cooperating with the related investigation subsequently commenced by the EC. Based on the Company’s voluntary notification and cooperation with the investigation, the EC has notified Chiquita that it will be granted immunity from any fines related to the conduct, subject to customary conditions, including the Company’s continuing cooperation with the investigation. Accordingly, Chiquita does not expect to be subject to any fines by the EC. However, if at the conclusion of its investigation, which could take one or more years, the EC were to determine, among other things, that Chiquita did not continue to cooperate, then the Company could be subject to fines, which, if imposed, could be substantial. The Company does not believe that the reporting of these matters or the cessation of the conduct should have any material adverse effect on the regulatory or competitive environment in which it operates, although there can be no assurance in this regard.

The Consolidated Balance Sheet does not reflect a liability for these contingencies for any of the periods presented.

Note 4 - Inventories (in thousands)

	June 30, 2005	December 31, 2004	June 30, 2004
Bananas	$35,482	$35,757	$34,448
Fresh Select (see Note 6)	13,112	14,226	16,415
Fresh Cut (see Note 6)	10,327	—	—
Processed food products	6,486	8,870	5,921
Growing crops	86,156	80,882	70,766
Materials, supplies and other	57,905	47,338	36,670

	$209,468	$187,073	$164,220

Note 5 - Debt

On June 28, 2005, the Company and Chiquita Brands L.L.C. (“CBL”), the main operating subsidiary of the Company, entered into an amended and restated credit agreement (the “Credit Agreement”) with a syndicate of bank lenders for a $650 million senior secured credit facility (the “CBL Facility”) that replaces the credit agreement entered into by CBL in January 2005. Total fees of approximately $18 million were paid to obtain the CBL Facility. The CBL Facility consists of:

•	A five-year $150 million revolving credit facility (the “Revolving Credit Facility”) which may be increased to $200 million under certain conditions. At June 30, 2005 no borrowings were outstanding; however, $21 million of credit availability was used to issue letters of credit. The Revolving Credit Facility bears interest at LIBOR plus a margin of 1.25% to 2.75% and CBL is required to pay a fee on the daily unused portion of the Revolving Credit Facility of 0.25% to 0.50% per annum, depending in each case on the Company’s consolidated leverage ratio; and

•	Two seven-year term loans, one for $125 million (the “Term Loan B”) and one for $375 million (the “Term Loan C”) (collectively, the “Term Loans”), the proceeds of which were used to finance a portion of the acquisition of Fresh Express. At June 30, 2005 the full amounts of the Term Loans were outstanding. The Term Loans cannot be re-borrowed and each requires quarterly payments beginning in September 2005 amounting to 1% per year of the initial principal amount for the first six years with the remaining balance to be paid quarterly in the seventh year. The Term Loans bear interest at LIBOR plus a margin of 2.00% to 2.50%, depending on the Company’s consolidated leverage ratio. Initially, the interest rate on the Term Loans is LIBOR plus 2.50%.

Substantially all U.S. assets of CBL and its subsidiaries are pledged to secure the CBL Facility. The Revolving Credit Facility and Term Loan B are principally secured by the U.S. assets of CBL and its subsidiaries other than Fresh Express and its subsidiaries. The Term Loan C is principally secured by the assets of Fresh Express and its subsidiaries. The CBL Facility is also secured by liens on CBL’s trademarks as well as pledges of equity and guarantees by various subsidiaries worldwide. The CBL Facility is guaranteed by CBII and secured by a pledge of CBL’s equity.

CBL may distribute cash to CBII for routine CBII operating expenses, interest payments on CBII’s 7 1/2% and 8 7/8% Senior Notes, and payment of other limited CBII liabilities. Certain liquidity tests must be met prior to distributions to CBII for other purposes, such as dividend payments to Chiquita shareholders and repurchases of CBII’s common stock or warrants. At June 30, 2005, distributions to CBII for these other purposes were limited to $85 million. The Credit Facility includes covenants that require the Company and CBL to maintain certain financial ratios related to leverage and fixed charge coverage and that place limitations on the ability of CBL and its subsidiaries to incur debt, create liens, dispose of assets, carry out mergers and acquisitions, and make investments and capital expenditures.

On June 28, 2005, the Company completed the offering of $225 million of 8 7/8% Senior Notes due 2015 (the “Notes”) for net proceeds of $219 million. The proceeds were used to finance a portion of the acquisition of Fresh Express. The Company may redeem the Notes at its option at any time on or after June 1, 2010, in whole or from time to time in part, at 104.438% of face value declining to face value in 2013. Before June 1, 2010, the Company may redeem some or all of the Notes at a specified treasury make-whole rate. Upon a change of control of the Company followed by a downgrade in the rating of the Notes, the Company will be required to make an offer to purchase the Notes at 101% of their principal amount, plus accrued interest. The indenture contains covenants that will, among other things and subject to a number of qualifications and exceptions, limit the ability of the Company and its subsidiaries to incur additional indebtedness and issue preferred stock, sell assets, make investments or other restricted payments, pay dividends or make distributions in respect of the Company’s capital stock, create certain liens, merge or consolidate, issue or sell stock of subsidiaries, pay dividends and make other payments affecting certain subsidiaries, engage in sale-leaseback transactions, enter into transactions with certain stockholders or affiliates, and guarantee Company debt.

In April 2005, Great White Fleet Ltd. (“GWF”), the Company’s shipping subsidiary, entered into a seven-year secured revolving credit facility for $80 million (the “GWF Facility”). The full proceeds from this facility were drawn, of which approximately $30 million was used to exercise buyout options under then-existing capital leases for four vessels, and approximately $50 million was used to finance a portion of the acquisition of Fresh Express. The loan requires GWF to maintain certain financial covenants related to tangible net worth and total debt ratios.

The GWF Facility requires 13 consecutive semi-annual principal payments in the amount of $4.4 million each, beginning in October 2005, plus a $22.8 million balloon payment at the end of the seven-year term. These semi-annual principal payments represent a corresponding reduction in the availability of funds under the GWF Facility. Amounts available under the GWF Facility may be borrowed, repaid and re-borrowed prior to the final maturity date, subject to the semi-annual payments and corresponding reductions in availability. GWF may elect to draw parts of or the entire amount of credit available in either U.S. dollars or euro, at interest rates of LIBOR plus 1.25% for dollar loans and EURIBOR plus 1.25% for euro loans. In June 2005, GWF elected to draw the entire facility in euro to hedge against the potential balance sheet translation impact of the Company’s euro net asset exposure. The total amount drawn was approximately €66 million.

Note 6 - Segment Information

Prior to the acquisition of Fresh Express, the Company reported two business segments, Bananas and Other Fresh Produce. The Banana segment included the sourcing (production and purchase), transportation, marketing and distribution of bananas. The Other Fresh Produce segment included the sourcing, marketing and distribution of fresh fruits and vegetables other than bananas. The Other Fresh Produce segment also included Chiquita’s fresh-cut fruit business. Remaining operations, which were reported in “Other,” primarily consisted of processed fruit ingredient products, which are produced in Latin America and sold in other parts of the world, and other consumer packaged goods.

As a result of the Fresh Express acquisition, the Company determined that it now has the following three reportable segments: Bananas, Fresh Select and Fresh Cut. The Company’s Banana segment remains unchanged. The Fresh Select segment includes the sourcing, marketing and distribution of whole fresh fruits and vegetables other than bananas. The Company’s Fresh Cut segment includes all of the operations of Fresh Express (packaged salads and fresh-cut fruit) and the fresh-cut fruit business of

Chiquita. Remaining operations, reported in “Other,” continue to substantially consist of processed fruit ingredient products. The Company evaluates the performance of its business segments based on operating income. Intercompany transactions between segments are eliminated.

Financial information for each segment follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales
Bananas	$571,287	$458,660	$1,091,622	$876,544
Fresh Select	408,454	368,825	805,074	729,200
Fresh Cut	20,995	3,378	23,324	4,756
Other	18,708	17,523	31,253	31,054

	$1,019,444	$848,386	$1,951,273	$1,641,554

Operating income (loss)
Bananas	$72,875	$37,222	$159,799	$64,926
Fresh Select	4,364	2,424	14,280	9,401
Fresh Cut	(2,908)	(4,014)	(5,561)	(7,595)
Other	293	887	(196)	1,582

	$74,624	$36,519	$168,322	$68,314

	June 30, 2005	December 31, 2004	June 30, 2004
Total assets
Bananas	$1,385,524	$1,324,579	$1,349,768
Fresh Select	431,939	419,790	426,230
Fresh Cut	1,145,336	9,501	9,087
Other	29,210	26,168	28,886

	$2,992,009	$1,780,038	$1,813,971

Note 7 - Comprehensive Income (in thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$63,613	$30,238	$150,154	$50,150
Other comprehensive income
Unrealized foreign currency translation gains (losses)	(14,056)	1,203	(21,716)	(4,036)
Change in minimum pension liability	—	1,077	—	1,077
Change in fair value of cost investments	(1,756)	(1,453)	(972)	(3,180)
Changes in fair value of derivatives	20,369	(1,995)	34,406	3,755
Losses reclassified from OCI into net income	1,248	7,358	5,645	19,028

Comprehensive income	$69,418	$36,428	$167,517	$66,794

Note 8 - Hedging

The Company purchases euro put option contracts to reduce the negative earnings impact that any significant decline in the value of the euro would have on the conversion of euro-based net cash flow into U.S. dollars, without limiting the benefit it would receive from a stronger euro. The Company also enters into hedge contracts for fuel oil for its shipping operations, which permit it to lock in fuel purchase prices for up to two years and thereby minimize the volatility that changes in fuel prices could have on its operating results.

Currency hedging costs charged to the Consolidated Statement of Income were $4 million and $8 million for the quarter and six months ended June 30, 2005, compared to $7 million and $18 million for the quarter and six months ended June 30, 2004. These costs reduced the favorable impact of the exchange rate on U.S. dollar realizations of euro-denominated sales. At June 30, 2005, unrealized losses of $2 million on the Company’s currency option contracts were included in “Accumulated other comprehensive income,” of which $1 million is expected to be reclassified to net income during the next 12 months. Unrealized gains of $19 million on the fuel oil forward contracts were also included in “Accumulated other comprehensive income,” of which $13 million is expected to be reclassified to net income during the next 12 months.

At June 30, 2005, the Company had euro-denominated put options which allow for conversion of approximately €175 million of sales in 2005 at an average rate of $1.22 per euro, and approximately €330 million of sales in 2006 at an average rate of $1.19 per euro. The Company also had 3.5% Rotterdam barge fuel oil forward contracts at June 30, 2005 that require conversion of approximately 95,000 metric tons in 2005 and 115,000 metric tons in 2006 at prices ranging from $150 to $175 per metric ton, and 35,000 metric tons in 2007 at prices ranging from $175 to $225 per metric ton. The Company also had a combination of Singapore and New York Harbor fuel oil forward contracts that require conversion of approximately 20,000 metric tons in 2005 and 25,000 metric tons in 2006 at prices ranging from $180 to $215 per metric ton. At June 30, 2005, the fair value of the foreign currency option and fuel oil forward contracts was $43 million, $29 million of which was included in “Other current assets” and $14 million in “Investments and other assets, net.” For the quarter and six months ended June 30, 2005, the increase in the fair value of the fuel oil forward contracts relating to hedge ineffectiveness, and included in net income, was $1 million and $4 million, respectively.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” The approach to accounting for share-based payments in SFAS 123R is similar to the approach described in the original statement; however, SFAS 123R requires all share-based payments to be recognized in the financial statements based on their fair values.

In April 2005, the Securities and Exchange Commission announced that registrants with a fiscal year ending December 31, such as the Company, will not be required to adopt SFAS 123R until January 1, 2006. The Company has been recognizing expense in its results of operations for stock options granted after December 31, 2002. For grants prior to that date (the “2002 Grants”), the expense has been included in pro forma disclosures rather than the Consolidated Statement of Income. The 2002 Grants will be fully vested as of January 1, 2006 and, as a result, SFAS 123R will not have an impact on pre-tax income as it relates to the 2002 Grants. The Company is still assessing the remaining impact of this standard on its financial statements.

The table below illustrates the effect of stock compensation expense on the periods presented as if the Company had always applied the fair value method:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
Income before stock compensation expense	$65,847	$32,367	$154,597	$57,732
Stock compensation expense included in net income[1]	(2,234)	(2,129)	(4,443)	(7,582)

Net income	63,613	30,238	150,154	50,150
Pro forma stock compensation expense[2]	(1,513)	(1,725)	(3,026)	(3,450)

Pro forma net income	$62,100	$28,513	$147,128	$46,700

Basic earnings per common share:
Income before stock compensation expense	$1.57	$0.79	$3.75	$1.42
Stock compensation expense included in net income	(0.05)	(0.05)	(0.11)	(0.19)

Net income	1.52	0.74	3.64	1.23
Pro forma stock compensation expense[2]	(0.04)	(0.04)	(0.07)	(0.08)

Pro forma net income	$1.48	$0.70	$3.57	$1.15

Diluted earnings per common share:
Income before stock compensation expense	$1.41	$0.78	$3.39	$1.36
Stock compensation expense included in net income	(0.05)	(0.05)	(0.10)	(0.18)

Net income	1.36	0.73	3.29	1.18
Pro forma stock compensation expense[2]	(0.03)	(0.04)	(0.07)	(0.08)

Pro forma net income	$1.33	$0.69	$3.22	$1.10

[1]	Represents expense from stock options of $0.4 million and $0.7 million for the quarter and six months ended June 30, 2005 and $0.9 million and $3.9 million for the quarter and six months ended June 30, 2004. Also represents expense from restricted stock awards of $1.8 million and $3.7 million for the quarter and six months ended June 30, 2005 and $1.2 million and $3.7 million for the quarter and six months ended June 30, 2004. Expense for the six months ended June 30, 2004 includes a charge of $3.6 million for awards granted to the Company’s former chairman and chief executive officer that vested upon his retirement as chairman on May 25, 2004.
[2]	Represents the additional amount of stock compensation expense that would have been included in net income had the Company applied the fair value method under SFAS No. 123 for awards issued prior to 2003, when the Company first began expensing options.

No options were granted during the first and second quarters of 2005 and the second quarter of 2004. Options for 335,000 shares were granted during the first quarter of 2004. The estimated weighted average fair value per option share granted was $12.47 during the first quarter of 2004 using a Black-Scholes option pricing model based on market prices and the following assumptions at the dates of option grant: weighted average risk-free interest rate of 3.0%, dividend yield of 0%, volatility factor for the Company’s common stock price of 60%, and a weighted average expected life of five years for options not forfeited. Approximately 1,235,000 options were exercised during the first six months of 2005, resulting in a cash inflow of $21 million. During the first six months of 2004, approximately 640,000 options were exercised, resulting in a cash inflow of $11 million.

Restricted stock awards for approximately 3,000 shares and 101,000 shares were granted to employees and directors during the quarter and six months ended June 30, 2005. For the quarter and six months ended June 30, 2004, restricted stock awards for approximately 124,000 and 579,000 shares were granted. These awards generally vest over 1-4 years, and the fair value of the awards at the grant date is expensed over the vesting periods.

Note 10 - Pension and Severance Benefits

Net pension expense from the Company’s defined benefit and severance plans, primarily comprised of the Company’s severance plans covering Central American employees, consists of the following (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Defined benefit and severance plans:
Service cost	$982	$1,532	$2,237	$2,448
Interest on projected benefit obligation	1,300	1,327	2,917	3,145
Expected return on plan assets	(474)	(605)	(1,011)	(1,192)
Recognized actuarial loss	221	161	627	254
Amortization of prior service cost	274	161	441	274

	2,303	2,576	5,211	4,929
Settlement gain	(1,667)	—	(1,667)	—

	$636	$2,576	$3,544	$4,929

Note 11 - Income Taxes

The Company’s effective tax rate is affected by the level and mix of income among various domestic and foreign jurisdictions in which the Company operates.

Income tax expense for the quarter and six months ended June 30, 2005 increased over the same periods in 2004 due to higher earnings in certain tax jurisdictions and the 2004 tax benefit from the sale of Colombian operations described below. The increase in income tax expense was mitigated by a net reduction in reserves of $2 million for the quarter and $3 million for the six months ended June 30, 2005 due to the resolution of outstanding tax audit items and contingencies in various jurisdictions.

In the second quarter of 2004, income tax expense reflects a benefit of $5.7 million from the release to income, upon the sale of the Colombian banana production division, of a deferred tax liability related to growing crops in Colombia.

Item 2

CHIQUITA BRANDS INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company’s improvement in operating income in the second quarter of 2005 compared to the 2004 second quarter resulted primarily from improved local banana pricing in the Company’s core European markets, which consist of the 25 member countries of the European Union, Norway, Iceland and Switzerland. For the six months ended June 30, 2005, the improvement in operating income resulted from improved local banana pricing in both Europe and North America and favorable European currency exchange rates. The improvement in North American pricing occurred during the first quarter and was principally due to temporary contract price increases implemented after flooding in Costa Rica and Panama early in the year. These improvements have been partially offset by an increase in costs, due in part to rising fuel, paper and ship charter costs and to the costs resulting from the floods.

On June 28, 2005, the Company completed its previously announced acquisition of the Fresh Express unit of Performance Food Group (“PFG”) for a purchase price of $855 million, before certain closing adjustments. Fresh Express is the retail market leader of value-added packaged salads in the United States. The acquisition will increase Chiquita’s consolidated annual revenues by about $1 billion. The Company believes that the acquisition will permit it to diversify its business, accelerate revenue growth in higher margin value-added products, and lead to a more balanced mix of sales between Europe and North America, which will make the Company less susceptible to risks unique to Europe, such as pending changes to the European Union banana import regime and foreign exchange risk.

The Company’s Consolidated Balance Sheet at June 30, 2005 reflects the initial purchase price allocation, while the Consolidated Statement of Income for the quarter and six months ended June 30, 2005 includes the operations of Fresh Express, and interest expense on the acquisition financing, from the June 28 acquisition date to the end of the second quarter.

Prior to the Fresh Express acquisition, the Company reported two business segments, Bananas and Other Fresh Produce. The Banana segment included the sourcing (production and purchase), transportation, marketing and distribution of bananas. The Other Fresh Produce segment included the sourcing, marketing and distribution of fresh fruits and vegetables other than bananas. The Other Fresh Produce segment also included Chiquita’s fresh-cut fruit business. Remaining operations, which were reported in “Other,” consisted primarily of processed fruit ingredient products and other consumer packaged goods. As a result of the Fresh Express acquisition, the Company determined that it now has the following three reportable segments: Bananas, Fresh Select and Fresh Cut. The Banana segment remains unchanged. The Fresh Select segment includes the sourcing, marketing and distribution of whole fresh fruits and vegetables other than bananas. The Company’s Fresh Cut segment includes all of the operations of Fresh Express (packaged salads and fresh-cut fruit) and the fresh-cut fruit business of Chiquita.

Operations

Net sales

Net sales for the second quarter of 2005 were $1.0 billion, an increase of $171 million from last year’s second quarter. The increase resulted from higher banana pricing and favorable currency exchange rates in Europe, higher volume in both Europe and North America and increased sales of Fresh Select products at Atlanta AG, the Company’s German fresh produce distributor.

Net sales for the six months ended June 30, 2005 were $1.9 billion, compared to $1.6 billion in 2004. The increase resulted from higher banana pricing and volume in both Europe and North America, favorable currency exchange rates and increased sales of Fresh Select products at Atlanta AG.

Substantially all of the 2005 revenue in the Fresh Cut segment was due to the acquisition of Fresh Express.

Operating income - Second Quarter

Operating income for the second quarter of 2005 was $75 million, compared to $37 million in the second quarter of 2004.

Banana Segment. In the Company’s Banana segment, operating income was $73 million, compared to $37 million last year.

Banana segment operating results were favorably affected by:

•	$46 million net benefit from European pricing and currency, comprised of $47 million from improved local European pricing, $13 million of increased revenue from favorable European exchange rates and $3 million of decreased hedging costs, offset by balance sheet translation losses of $15 million, and $2 million in increased European costs due to the stronger euro;

•	$9 million before-tax loss on the sale of the Colombian banana production division in the second quarter of 2004; and

•	$3 million in lower legal and other professional fees relating to the U.S. Department of Justice investigation of the Company’s former Colombian subsidiary.

These items were offset in part by:

•	$9 million of higher fuel, paper and ship charter costs;

•	$6 million of higher license-related banana import costs in Europe;

•	$3 million of increased costs related to the January flooding in Costa Rica and Panama, including alternative fruit sourcing, logistics and farm rehabilitation costs. The Company believes that substantially all incremental costs relating to the floods were incurred by the end of the second quarter; and

•	$3 million of legal and other costs associated with a competition law matter reported to the European Commission.

The 2005 percentage changes in the Company’s banana pricing compared to 2004 follows:

	Q2	YTD
North America	-1%	4%
European Core Markets [1]
U.S. Dollar basis [2]	27%	23%
Local Currency	21%	18%
Trading Markets [3]
U.S. Dollar basis [2]	-3%	11%
Asia
U.S. Dollar basis [2]	-11%	-6%
Local Currency	-11%	-7%

The Company’s banana sales volumes of 40-pound boxes were as follows:

(In millions, except percentages)	Q2 2005	Q2 2004	% Change	YTD 2005	YTD 2004	% Change
European Core Markets [1]	14.4	14.5	-1%	29.8	28.7	4%
Trading Markets [3]	1.9	1.2	58%	2.3	2.3	0%
North America	16.0	14.8	8%	30.6	28.4	8%

Total	32.3	30.5	6%	62.7	59.4	6%

[1]	The 25 member countries of the European Union, Norway, Iceland and Switzerland.
[2]	Prices on a U.S. dollar basis do not include the impact of hedging.
[3]	Other European and Mediterranean countries not listed above.

In addition, the Company is a 50% owner of a joint venture serving Asia, which had banana sales volume of 4.9 million and 4.2 million boxes during the second quarters of 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, this joint venture had volume of 8.9 million and 8.0 million boxes, respectively.

Foreign currency hedging costs charged to the Consolidated Statement of Income were $4 million in the 2005 second quarter, compared to $7 million in the second quarter of 2004. These costs relate primarily to hedging the Company’s net cash flow exposure to fluctuations in the U.S. dollar value of its euro-denominated sales. At June 30, 2005, unrealized losses of $2 million on the Company’s currency option contracts were included in “Accumulated other comprehensive income,” of which $1 million is expected to be reclassified to net income during the next 12 months. The Company purchases put options, which require an upfront premium payment, to hedge its currency risk. These put options can reduce the negative earnings impact on the Company of a significant future decline in the value of the euro, without limiting the benefit the Company would receive from a stronger euro. Unrealized gains of $19 million on the Company’s fuel oil forward contracts at June 30, 2005 were also included in “Accumulated other comprehensive income,” of which $13 million is expected to be reclassified to net income during the next 12 months.

Fresh Select Segment. For the Fresh Select segment, operating income in the 2005 second quarter was $4 million, compared to $2 million in the 2004 second quarter. The improvement resulted primarily from a restructured melon program in North America and continued operational improvement at Atlanta AG, partly offset by lower results in Chile, primarily due to the impact of poor weather.

Fresh Cut Segment. In the Company’s Fresh Cut segment, operating results were a loss of $3 million in the 2005 second quarter compared to an operating loss of $4 million in 2004. Second quarter 2005 includes the results of the Company’s newly acquired Fresh Express unit from the June 28 acquisition date until the end of the quarter.

Operating income - Year-to-Date

Operating income for the six months ended June 30, 2005 was $168 million, compared to $68 million for the six months ended June 30, 2004.

Banana Segment. In the Company’s banana segment, operating income was $160 million year-to-date, compared to $65 million last year.

Banana segment operating results were favorably affected by:

•	$91 million of European pricing and currency benefit, comprised of $79 million from improved local European pricing, $25 million of increased revenue from favorable European exchange rates and $10 million of decreased hedging costs, offset by balance sheet translation losses of $19 million, and $4 million in increased European costs due to the stronger euro;

•	$11 million of savings primarily related to purchased fruit, tropical production and logistics;

•	$10 million from improved pricing in North America, due principally to temporary contract price increases implemented after flooding in January 2005 that affected the Company’s Costa Rica and Bocas, Panama divisions;

•	$9 million before-tax loss on the sale of the Colombian banana production division in the second quarter of 2004;

•	$6 million from an increase in volume in Europe and North America;

•	$5 million in lower legal and other professional fees relating to the U.S. Department of Justice investigation of the Company’s former Colombian subsidiary; and

•	$4 million charge recorded in the prior year first quarter related to stock options and restricted stock granted to the Company’s former chairman and CEO that vested upon his retirement in May 2004.

These items were offset in part by:

•	$15 million of cost increases from higher fuel, paper and ship charter costs;

•	$11 million of increased costs related to the January flooding in Costa Rica and Panama, including alternative fruit sourcing, logistics and farm rehabilitation costs, and write-downs of damaged farms. Substantially all of the incremental costs relating to the floods were incurred by the end of the second quarter;

•	$10 million of higher license-related banana import costs in Europe;

•	$3 million of increased expenses related to innovation spending for future growth; and

•	$3 million of legal and other costs associated with a competition law matter reported to the European Commission.

Information on the Company’s banana pricing and volume is included in the Operating Income - Second Quarter section above.

Foreign currency hedging costs charged to the Consolidated Statement of Income were $8 million for the six months ended June 30, 2005, compared to $18 million for the same period in 2004. The higher 2004 costs related primarily to losses on forward and zero-cost collar contracts that have since expired.

Fresh Select Segment. For the Fresh Select segment, operating income for the six months ended June 30, 2005 was $14 million, compared to operating income of $9 million a year ago. The improvement resulted primarily from a restructured melon program in North America and continued operational improvement at Atlanta AG.

Fresh Cut Segment. In the Company’s Fresh Cut segment, operating results were a loss of $6 million for the six months ended June 30, 2005, compared to a loss of $8 million last year. The six months ended June 30, 2005 includes the results of the Company’s newly acquired Fresh Express unit from the June 28 acquisition date to the end of the second quarter.

Interim results for the Company are subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full fiscal year. The Company’s results during the third and fourth quarters are generally weaker than in the first half of the year due to increased availability of competing fruits and resulting lower banana prices.

Interest, Other Income (Expense) and Taxes

Interest income in the 2005 second quarter was $3 million, compared to $1 million in the year-ago quarter. The increase is due to interest earned on higher cash balances and on the receivable that resulted from the pineapple purchase agreement that the Company entered into in connection with the sale of its Colombian division.

Interest expense in the 2005 second quarter was $8 million, compared to $10 million in the year-ago quarter. Interest expense declined $3 million due to the refinancing of the Company’s Senior Notes in late 2004 and the reduction in debt during 2004, partially offset by $1 million of interest expense on the liability that resulted from the banana purchase agreement that the Company entered into in connection with the sale of its Colombian division.

Other income (expense) for the quarter ended June 30, 2005 includes $3 million of financing fees, primarily related to the write-off of unamortized debt issue costs for the prior credit facility, partially offset by a $1 million gain on the sale of Seneca preferred stock.

The Company’s effective tax rate is affected by the level and mix of income among various domestic and foreign jurisdictions in which the Company operates.

Income tax expense for the quarter and six months ended June 30, 2005 increased over the same periods in 2004 due to higher earnings in certain tax jurisdictions and the 2004 tax benefit from the sale of Colombian operations described below. The increase in income tax expense was mitigated by a net reduction in reserves of $2 million for the quarter and $3 million for the six months ended June 30, 2005 due to the resolution of outstanding tax audit items and contingencies in various jurisdictions.

In the second quarter of 2004, income tax expense reflects a benefit of $5.7 million from the release to income, upon the sale of the Colombian banana production division, of a deferred tax liability related to growing crops in Colombia.

Acquisitions and Divestitures

See Note 2 to the Consolidated Financial Statements for information on the Company’s acquisitions and divestitures occurring during 2005 and 2004.

Financial Condition – Liquidity and Capital Resources

The Company’s cash balance was $165 million at June 30, 2005, compared to $143 million at December 31, 2004 and $198 million at June 30, 2004.

Operating cash flow was $149 million for the six months ended June 30, 2005, which was used to fund a portion of the Fresh Express acquisition. The increase from $62 million of operating cash flow for the same period in 2004 was primarily due to significantly improved operating results.

Capital expenditures were $10 million year-to-date 2005 and $17 million during the comparable period of 2004.

In the fourth quarter of 2004, Chiquita announced the initiation of a quarterly cash dividend of $0.10 per share on the Company’s outstanding shares of common stock. A dividend was paid on July 15, 2005 to shareholders of record as of the close of business on July 1, 2005. While Chiquita intends to pay regular quarterly dividends for the foreseeable future, all future dividends will be reviewed quarterly and require approval by the board of directors.

In conjunction with the Fresh Express acquisition, the Company entered into an amended and restated senior secured credit facility, which replaced an existing $150 million revolving credit facility and added $500 million in new term loans, and completed the offering of $225 million of 8 7/8% Senior Notes due 2015. In addition, in April 2005, Great White Fleet Ltd., the Company’s shipping subsidiary, entered into a seven-year secured revolving credit facility for $80 million. For a full description of these transactions, see Note 5 to the Consolidated Financial Statements.

On a pro forma basis, including the Fresh Express acquisition and related financing, interest expense would have been $21 million and $42 million for the quarter and six months ended June 30, 2005. The Company has approximately $600 million of variable-rate debt after the acquisition, and as a result, a 1% change in interest rates would have resulted in a change to pro forma interest expense of $1.5 million and $3 million for the quarter and six months ended June 30, 2005.

As a result of the Fresh Express acquisition, the Company’s contractual cash commitments for raw product increased by approximately $120 million for 2005 and 2006. In addition, approximately $25 million in lease payments remain under one of the Fresh Express facility leases.

The Company believes that its cash level, cash flow generated by operating subsidiaries and borrowing capacity will provide sufficient cash reserves and liquidity to fund the Company’s working capital needs, capital expenditures and debt service requirements.

European Union Banana Import Regime

In 2001, the European Commission (“EC”) agreed to amend the quota and licensing regime for the importation of bananas into the EU. Under the 2001 agreement, the current EU banana tariff rate quota system is scheduled to be followed by a tariff-only system no later than 2006. Under the current quota system, import licenses are required to import bananas into the EU within the quota. Each year, a fixed quantity of licenses is allocated to each eligible operator, including the Company. The Company uses licenses allocated to it to import a large majority of the bananas it sells in the EU. It imports the remainder of the bananas it sells with licenses owned by its customers or purchased from other operators. In 2004, the Company sold approximately 61 million boxes (1.1 million metric tons) of bananas in Europe, a large majority of which were sold in the EU and are subject to the current tariff of €75 per metric ton. The current tariff applies to bananas imported from Latin America, which is the source of substantially all of the bananas the Company imports into the EU, but does not apply to bananas imported from certain African, Caribbean and Pacific (“ACP”) sources. Under a tariff-only system, (i) the quota and all license requirements, as well as the Company’s receipt of allocated licenses, would be eliminated, (ii) the payment of a tariff would continue to be required for the importation of any Latin American bananas into the EU, and (iii) ACP bananas imported into the EU would continue to be exempt from the payment of any tariff.

In order to remain consistent with World Trade Organization (“WTO”) principles, any new EU banana tariff is required under a 2001 WTO decision to “result in at least maintaining total market access” for Latin American suppliers. That decision establishes consultation and arbitration procedures to determine whether the proposed tariff would result in at least maintaining Latin American market access and requires that those procedures be completed before any new EU tariff-only system takes effect. In

February 2005, the EC notified the WTO that it would propose a tariff on Latin American bananas of €230 per metric ton. This would represent a substantial increase over the €75 per metric ton tariff now applicable to Latin American bananas entering within the EU’s current tariff rate quota system. The Latin American supplying countries announced their opposition to any tariff above €75 on the basis that it would be inconsistent with the WTO standard, and in March 2005, nine Latin American governments requested arbitration. On August 1, the WTO arbitrators ruled that the EU’s €230 per metric ton proposal would not “result in at least maintaining total market access” for Latin American suppliers. Under applicable procedures, the parties are to negotiate on a “mutually acceptable solution.” If such negotiations are unsuccessful and the EU announces a new proposed tariff that the Latin American supplying countries oppose, a second arbitration will be held before the same WTO panel that ruled on August 1.

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

*    *    *    *    *

This quarterly report contains certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond the control of Chiquita, including: the impact of changes in the European Union banana import regime as a result of the anticipated conversion to a tariff-only regime in 2006; the Company’s ability to successfully integrate the operations of Fresh Express; unusual weather conditions; the customary risks experienced by global companies, such as the impact of product and commodity prices, currency exchange rate fluctuations, government regulations, labor relations, taxes, political instability and terrorism; and the outcome of pending governmental investigations and claims involving the Company.

The forward-looking statements speak as of the date made and are not guarantees of future performance. Actual results or developments may differ materially from the expectations expressed or implied in the forward-looking statements, and the Company undertakes no obligation to update any such statements.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Management” in the Company’s 2004 Annual Report on Form 10-K. As of June 30, 2005, there were no material changes to the information presented, with the following exceptions. At December 31, 2004, the potential reduction in the fair value of the Company’s foreign currency hedging instruments from a hypothetical 10% increase in euro currency rates would have been approximately $5 million. At June 30, 2005, a hypothetical 10% increase in euro currency rates would result in a fair value reduction of approximately $14 million. However, the Company expects that any loss on these contracts would tend to be more than offset by an increase in the dollar realization of the underlying sales denominated in foreign currencies.

At June 30, 2005, the Company had $475 million of Senior Notes outstanding, including the new $225 million of 8 7/8% Senior Notes resulting from the acquisition of Fresh Express. The adverse change in fair value of the Company’s fixed-rate debt from a hypothetical 10% decrease in interest rates would have been approximately $15 million at June 30, 2005, compared to $9 million at December 31, 2004.

Item 4 - Controls and Procedures

Evaluation of disclosure controls and procedures

Chiquita maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic filings with the SEC is (a) accumulated and communicated to the Company’s management in a timely manner and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of June 30, 2005, an evaluation was carried out by Chiquita’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of that date.

Changes in internal control over financial reporting

Chiquita also maintains a system of internal accounting controls, which includes internal control over financial reporting, that is designed to provide reasonable assurance that the Company’s financial records can be relied on for preparation of its financial statements and that its assets are safeguarded against loss from unauthorized use or disposition. During the quarter ended June 30, 2005, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting except for the acquisition of Fresh Express on June 28, 2005. As a result of this acquisition, the Company has included Fresh Express within its system of internal control over financial reporting.

As previously disclosed, Chiquita implemented a transaction processing system in certain Latin American and European subsidiaries effective January 1, 2005. This transaction processing system includes the accounting software used to process and accumulate financial data principally supporting sales, cost of sales, cash, accounts receivable, inventory, accounts payable, and general ledger transactions and processes.

As reported in Chiquita’s quarterly report on Form 10-Q for the quarter ended March 31, 2005, certain controls within the system were not functioning as intended during that quarter. As a result, management took additional actions to ensure the financial statements and related financial information presented in Form 10-Q for the quarter ended March 31, 2005 presented fairly, in all material respects, the Company’s financial condition and results of operations in accordance with generally accepted accounting principles. In addition, management took steps during the quarter ended June 30, 2005 to improve the operation of the noted controls. These actions included forming improvement teams focused on the key transactional, operational and system issues, conducting weekly status meetings during which key metrics were analyzed, completing additional user training in certain locations, and continually monitoring issue status and resolution.

Measurable improvements have been experienced in the system and its functionality since these actions were implemented, including an improvement in the operation of the noted controls. Nonetheless, to provide further assurance, management took additional actions similar to those taken for the quarter ended March 31, 2005 to ensure the financial statements and related financial information presented in Form 10-Q for the quarter ended June 30, 2005 present fairly, in all material respects, the Company’s financial condition and results of operations in accordance with generally accepted accounting principles.

Management will continue to monitor internal control over financial reporting and will modify or implement, if necessary, any additional controls and procedures that may be required to ensure the continued integrity of the Company’s financial statements.

Part II - Other Information

Item 1 - Legal Proceedings

As the Company announced in early June 2005, Chiquita’s management became aware that certain of its employees had shared pricing and volume information with competitors in Europe over many years in violation of European competition laws and Company policies, and may have engaged in several instances of other conduct which did not comply with European competition laws or applicable Company policies. The Company promptly stopped the conduct and notified the European Commission (“EC”) and other regulatory authorities of these matters; and the Company is cooperating with the related investigation subsequently commenced by the EC. Based on the Company’s voluntary notification and cooperation with the investigation, the EC has notified Chiquita that it will be granted immunity from any fines related to the conduct, subject to customary conditions, including the Company’s continuing cooperation with the investigation. Accordingly, Chiquita does not expect to be subject to any fines by the EC. However, if at the conclusion of its investigation, which could take one or more years, the EC were to determine, among other things, that Chiquita did not continue to cooperate, then the Company could be subject to fines, which, if imposed, could be substantial. The Company does not believe that the reporting of these matters or the cessation of the conduct should have any material adverse effect on the regulatory or competitive environment in which it operates, although there can be no assurance in this regard.

The Company also announced that its management became aware that certain of its employees in one Latin American country shared information with competitors regarding the volume of fruit shipped from that country to North America. While the Company does not believe that such conduct had any anti-competitive effects, it discontinued the conduct and notified the appropriate regulatory authorities in the United States and Canada. After reviewing the information provided by the Company, these authorities informed the Company of their respective decisions not to proceed with an investigation.

In July and early August 2005, five class action lawsuits were filed in the U.S. District Court for the Southern District of Florida against the Company and three of its competitors on behalf of entities that purchased bananas in the United States directly from the defendants from May 2003 (in one case from July 2001) until the present. The complaints allege that the defendants engaged in a conspiracy to artificially raise or maintain prices and control and restrict output of bananas in the United States. The plaintiffs seek treble damages for violation of Section 1 of the Sherman Antitrust Act. The complaints provide no specific information regarding the allegations. The Company believes that the lawsuits are without merit.

*****

As the Company also reported in early June, there are two proceedings pending involving potential liability of the Company’s Italian subsidiary Chiquita Italia S.p.A. (“Chiquita Italia”) for additional customs duties on the import of bananas by Socoba S.r.l. (“Socoba”) into Italy during the years 1998 to 2000 for sale to Chiquita Italia. These duties are alleged to be due because these imports were made with licenses that were purportedly issued by the Spanish Ministry of Foreign Trade but were subsequently determined to have been forged. The authorities contend that Chiquita Italia should be jointly liable with

Socoba because (a) Socoba was controlled by the former general manager of Chiquita Italia and allegedly managed for the benefit of Chiquita Italia and (b) the import transactions benefited Chiquita Italia, which arranged for Socoba to purchase the bananas from another Chiquita subsidiary and, after customs clearance, sell them to Chiquita Italia. In the first of these two proceedings (as described under “Legal Proceedings” in the Company’s Annual Report on Form 10-K for 2004), Chiquita Italia received a notice of assessment in 2004 from customs authorities in Trento, Italy stating that Chiquita Italia, Socoba, the former managing director of Chiquita Italia, and the managing director of Socoba are jointly and severally liable for approximately €3.3 million of duties and taxes, plus interest, related to imports cleared in Trento. In the second proceeding, in May 2005 Chiquita Italia received notice of an investigation underway by customs authorities in Genoa, Italy into the possible joint liability of Chiquita Italia and Socoba for approximately €26.9 million (approximately $32 million) of duties and taxes, plus interest (an estimated €12.7 million (approximately $15 million) of interest having accrued to date). In this case, Chiquita Italia has not yet received a notice of assessment. The scope of the Genoa proceeding includes all banana imports into Italy by Socoba for sale to Chiquita Italia that used the purported Spanish licenses, including imports cleared by customs authorities in Trento. Therefore, any amounts ultimately paid by Chiquita Italia in the Trento proceeding should reduce any ultimate liability of Chiquita Italia in the Genoa proceeding. Chiquita Italia has appealed the Trento assessment to the Tax Commission in Trento and will appeal any Genoa assessment, through appropriate procedures, on the bases that (a) Chiquita Italia had a good faith belief at the time the import licenses were obtained and used, that they were valid and (b) no Chiquita entity has ever had an ownership interest in Socoba, and Chiquita Italia should therefore not be held responsible for the acts of Socoba. In addition, Chiquita Italia has intervened in a judicial action filed by Socoba in Genoa in March 2005 for a declaratory judgment that the Spanish licenses in question should be regarded as genuine.

A third, unrelated “false license” case involves licenses used in 1998 to import bananas for Chiquita Italia that were obtained by an independent Italian license broker from the Italian Ministry of Foreign Trade on the basis of allegedly false license applications. In that case, in 1999 and 2002 the customs authorities in Trento assessed Chiquita Italia an aggregate of approximately €1.2 million of additional customs duties and taxes, plus interest (an estimated €0.6 million of interest having accrued to date). In 2004, an appellate court in Trento upheld the assessments, which Chiquita Italia is appealing to the Court of Cassation (the highest court in Italy) on the basis that it had no reason to know that the broker’s applications were false. In June 2004, at the conclusion of a related criminal investigation into the involvement of the current managing director of Chiquita Italia in this “false license” situation, an investigative judge found that the managing director did not engage in illegal conduct with respect to the use of those licenses. The public prosecutor in Trento appealed this decision. In May 2005, an appellate court in Trento affirmed the finding that the managing director did not know the licenses were fraudulently obtained, but convicted him of engaging in a license usage transaction whose structure was “fraudulent” and sentenced him to one year in prison, which it conditionally suspended. The structure in question, which the Company believes was common in the industry, involved the sale of bananas by a Chiquita subsidiary to a license holder, who, after using the license to clear customs, sold the bananas to Chiquita Italia. The managing director will appeal this decision to the Court of Cassation on the basis that governmental authorities in Italy and elsewhere in the EU have confirmed the legality of the transaction structure in question.

Item 4 - Submission of Matters to a Vote of Security Holders

In connection with the Company’s Annual Meeting of Shareholders held on May 26, 2005, proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. The following votes (representing approximately 90% of the shares eligible to vote) were cast at that meeting:

Election of Eight Directors

	Votes
Name	For	Against	Withheld
Fernando Aguirre	36,928,077	—	713,017
Morten Arntzen	37,443,808	—	197,286
Jeffrey D. Benjamin	35,650,747	—	1,990,347
Robert W. Fisher	36,524,086	—	1,117,008
Roderick M. Hills	37,436,186	—	204,908
Durk I. Jager	36,282,537	—	1,358,557
Jaime Serra	37,023,285	—	617,809
Steven P. Stanbrook	36,499,933	—	1,141,161

Appointment of Ernst & Young LLP as the Company’s Independent Auditors

	Votes
	For	Against	Withheld
Ratify Ernst & Young LLP	37,541,567	71,562	27,965

Item 6 - Exhibits

Exhibit 4.1- Acceptance of Appointment as Successor Warrant Agent by Wachovia Bank, N.A. and Amendment No. 1, dated June 24, 2005 between Chiquita Brands International, Inc. and Wachovia Bank, N.A., to Warrant Agreement dated as of March 19, 2002

Exhibit 10.1 - Form of Change in Control Severance Agreement entered into with executive officers of the Company reporting directly to the Chief Executive Officer

Exhibit 10.2 - Form of Restricted Share Agreement for use with employees, including executive officers, for grants under the Long Term Incentive Program and otherwise under the Company’s Stock Option and Incentive Plan [used after May 24, 2005]

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

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

August 5, 2005