Form 10-Q
period 2005-09-30
CHIQUITA BRANDS INTERNATIONAL INC
filed 2005-11-07
CIK 101063

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.    No  ☒.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒.    No  ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 31, 2005, there were 41,924,962 shares of Common Stock outstanding.

CHIQUITA BRANDS INTERNATIONAL, INC.

Part I - Financial Information

Item 1 - Financial Statements

CHIQUITA BRANDS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(In thousands, except per share amounts)

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
	2005	2004	2005	2004
Net sales	$954,006	$661,610	$2,905,279	$2,303,164

Operating expenses
Cost of sales	784,924	573,332	2,390,569	1,972,857
Selling, general and administrative	127,578	68,986	287,251	219,989
Depreciation	18,826	10,235	41,138	31,742
Amortization	2,669	—	2,753	—
Loss on sale of Colombian division	—	—	—	9,289
Equity in earnings of investees	(32)	(996)	(4,795)	(9,080)

	933,965	651,557	2,716,916	2,224,797

Operating income	20,041	10,053	188,363	78,367

Interest income	2,359	2,347	7,618	3,710
Interest expense	(21,671)	(9,823)	(37,105)	(29,850)
Other income (expense), net	772	(19,706)	(1,221)	(19,706)

Income (loss) before income taxes	1,501	(17,129)	157,655	32,521
Income taxes	(1,200)	(2,700)	(7,200)	(2,200)

Net income (loss)	$301	$(19,829)	$150,455	$30,321

Earnings per common share:
Basic	$0.01	$(0.49)	$3.63	$0.74
Diluted	0.01	(0.49)	3.26	0.72

Dividends per common share	$0.10	$—	$0.30	$—

See Notes to Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET (Unaudited)

(In thousands, except share amounts)

	September 30, 2005	December 31, 2004	September 30, 2004
ASSETS
Current assets
Cash and equivalents	$181,074	$142,791	$229,617
Trade receivables (less allowances of $11,685, $12,241, and $11,020)	393,739	340,552	267,548
Other receivables, net	85,283	89,312	74,983
Inventories	220,255	187,073	163,819
Prepaid expenses	32,300	19,164	16,220
Other current assets	42,737	14,859	25,156

Total current assets	955,388	793,751	777,343
Property, plant and equipment, net	606,866	419,601	402,360
Investments and other assets, net	162,986	131,715	143,686
Trademarks	449,085	387,585	387,585
Goodwill	575,469	46,109	42,501
Other intangible assets, net	168,174	1,277	1,651

Total assets	$2,917,968	$1,780,038	$1,755,126

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes and loans payable	$10,732	$11,220	$12,620
Long-term debt of parent company due within one year	—	—	40,917
Long-term debt of subsidiaries due within one year	22,224	22,981	23,448
Accounts payable	363,095	321,296	260,932
Accrued liabilities	165,838	107,037	104,943

Total current liabilities	561,889	462,534	442,860
Long-term debt of parent company	475,000	250,000	250,000
Long-term debt of subsidiaries	572,863	65,266	80,850
Accrued pension and other employee benefits	74,479	78,190	73,394
Other liabilities	203,792	85,224	84,313

Total liabilities	1,888,023	941,214	931,417

Shareholders’ equity
Common stock, $.01 par value (41,915,644, 40,476,381 and 40,858,263 shares outstanding, respectively)	419	405	409
Capital surplus	674,238	645,365	650,709
Retained earnings	300,298	162,375	142,722
Accumulated other comprehensive income	54,990	30,679	29,869

Total shareholders’ equity	1,029,945	838,824	823,709

Total liabilities and shareholders’ equity	$2,917,968	$1,780,038	$1,755,126

See Notes to Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2005	2004
Cash provided (used) by:
Operations
Net income	$150,455	$30,321
Depreciation and amortization	43,891	31,742
Loss on extinguishment of debt	—	22,015
Loss on sale of Colombian division	—	3,589
Equity in earnings of investees	(4,795)	(9,080)
Changes in current assets and liabilities and other	22,326	11,475

Cash flow from operations	211,877	90,062

Investing
Capital expenditures	(20,019)	(27,588)
Proceeds from sale of:
Colombian division	—	28,500
Seneca preferred stock	14,467	—
Other property, plant and equipment	2,862	8,066
Acquisition of businesses	(889,087)	(2,255)
Other	3,741	3,170

Cash flow from investing	(888,036)	9,893

Financing
Issuances of long-term debt	781,319	259,460
Repayments of long-term debt	(73,596)	(277,985)
Costs for CBL revolving credit facility and other fees	(4,003)	(640)
Increase in notes and loans payable	773	3,425
Proceeds from exercise of stock options/warrants	22,337	11,106
Dividends on common stock	(12,388)	—

Cash flow from financing	714,442	(4,634)

Increase in cash and equivalents	38,283	95,321
Balance at beginning of period	142,791	134,296

Balance at end of period	$181,074	$229,617

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

Note 1 - Earnings Per Share

Basic and diluted earnings per common share (“EPS”) are calculated as follows (in thousands, except per share amounts):

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
	2005	2004	2005	2004
Net income (loss)	$301	$(19,829)	$150,455	$30,321

Weighted average common shares outstanding (used to calculate basic EPS)	41,864	40,846	41,492	40,704
Warrants, stock options and other stock awards	5,160	—	4,651	1,188

Shares used to calculate diluted EPS	47,024	40,846	46,143	41,892

Basic earnings per common share	$0.01	$(0.49)	$3.63	$0.74
Diluted earnings per common share	0.01	(0.49)	3.26	0.72

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

Note 2 - Acquisitions and Divestitures

Acquisition of Fresh Express

On June 28, 2005, the Company completed its acquisition of the Fresh Express packaged salad and fresh-cut fruit division of Performance Food Group (“PFG”). Fresh Express is the retail market leader of value-added packaged salads in the United States. The acquisition will increase Chiquita’s consolidated annual revenues by about $1 billion. The Company believes that this acquisition will permit it to diversify its business, accelerate revenue growth in higher margin value-added products, and lead to a more balanced mix of sales between Europe and North America, which will make the Company less susceptible to risks unique to Europe, such as pending changes to the European Union banana import regime and foreign exchange risk.

The Company paid $855 million in consideration and incurred transaction expenses of $8 million. In addition, at closing and subject to certain post-closing adjustments, the Company transferred $26 million to PFG corresponding to the estimated amount of cash at Fresh Express and outstanding checks (issued by PFG in payment of Fresh Express obligations) in excess of deposits. Additionally, the Company incurred approximately $24 million of fees related to the financing of the acquisition, which are not included in the purchase price allocation below and will be amortized over the effective life of the respective loans. Debt prepayments will result in accelerated amortization.

The purchase price allocation for this transaction is still preliminary. The Company recorded the following values for the identifiable tangible and intangible assets and liabilities of Fresh Express (in millions):

Fair value of fixed assets acquired	$220
Intangible assets subject to amortization	170
Intangible assets not subject to amortization	62
Other assets	122
Deferred tax effect of acquisition	(112)
Fair value of liabilities acquired	(96)
Goodwill	531

$897

The fair value of fixed assets and intangible assets acquired is based on work of independent appraisers. The other assets and liabilities, which primarily represent trade receivables, trade payables and accrued liabilities, are based on historical values and are assumed to be stated at fair market values.

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

The Company has recorded approximately $112 million of deferred tax liabilities, related to the consolidated differences in the basis between book and tax tangible and intangible assets existing immediately after the transaction.

Contemporaneous with the completion of the acquisition, the Company started preparing a formal integration plan. Management’s plans are preliminary but may include exiting or consolidating certain activities of Fresh Express and may include costs such as lease and contract termination, severance and certain other exit costs. Upon completion of a formal consolidation plan authorized by appropriate executives, the Company anticipates that expenses to fully execute the plan will total $25 to $35 million and will be recorded as additional purchase price of the acquisition in accordance with Emerging Issues Task Force Bulletin 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

Starting with the June 28, 2005 acquisition date, the Company’s Consolidated Statement of Income includes the operations of Fresh Express, and interest expense on the acquisition financing.

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

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
(in millions, except per share amounts)	2005	2004	2005	2004
	(Actual)	(Pro Forma)	(Pro Forma)	(Pro Forma)
Net sales	$954.0	$905.3	$3,422.3	$3,058.1
Net income (loss)	0.3	(25.3)	145.9	17.4

Earnings per share - basic	$0.01	$(0.62)	$3.52	$0.43
Earnings per share - diluted	0.01	(0.62)	3.16	0.42

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

In January 2005, the Company acquired Darex S.A., a distributor of bananas in Poland, for approximately $5 million in cash, assumption of approximately $5 million of debt and forgiveness of certain receivables. Darex has approximately $30 million in annual revenues.

In June 2004, the Company sold its banana-producing and port operations in Colombia to Invesmar Ltd. (“Invesmar”), the holding company of C.I. Banacol S.A., a Colombian-based producer and exporter of bananas and other fresh products.

In exchange for the Colombian operations, the Company received $28.5 million in cash; $15 million face amount of notes and deferred payments; and the assumption by the buyer of approximately $7 million of pension liabilities.

In connection with the Colombian sale, Chiquita entered into eight-year agreements to purchase bananas and pineapples from affiliates of the buyer. Under the banana purchase agreement, Chiquita purchases approximately 11 million boxes of Colombian bananas per year at above-market prices. This resulted in a liability of $33 million at the sale date ($30 million at September 30, 2005), which represented the estimated net present value of the above-market premium to be paid for the purchase of bananas over the term of the contract. Substantially all of this liability is included in “Other liabilities” in the Consolidated Balance Sheet. Under the pineapple purchase agreement, Chiquita purchases approximately 2.5 million boxes of Costa Rican golden pineapples per year at below-market prices. This resulted in a receivable of $25 million at the sale date ($23 million at September 30, 2005), which represented the estimated net present value of the discount to be received for the purchase of pineapples over the term of the contract. Substantially all of this receivable is included in “Investments and other assets, net” in the Consolidated Balance Sheet.

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

Note 3 - Contingencies

In April 2003, the Company’s management and audit committee, in consultation with the board of directors, voluntarily disclosed to the U.S. Department of Justice, Criminal Division (the “Justice Department”), that its banana producing subsidiary in Colombia, which was sold in June 2004, had been forced to make “protection” payments to certain groups in that country which had been designated under United States law as foreign terrorist organizations. The Company’s sole reason for allowing its subsidiary to submit to these payment demands had been to protect its employees from the risks to their safety if the payments were not made. The voluntary disclosure to the Justice Department was made because the Company’s management became aware that these groups had been designated as foreign terrorist organizations under a U.S. statute that makes it a crime to support such an organization. The Company requested the Justice Department’s guidance. Following the voluntary disclosure, the Justice Department undertook an investigation. The Company has cooperated with that investigation. In March 2004, the Justice Department advised that, as part of its criminal investigation, it will be evaluating the role and conduct of the Company and some of its officers in the matter. In September-October 2005, the Company was advised that the investigation is continuing and that the conduct of the Company and some of its officers and directors remains within the scope of the investigation. The Company intends to continue its cooperation with this investigation, but it cannot predict its outcome or any possible adverse effect on the Company, which could include the imposition of fines and/or civil penalties.

In October 2004 and May 2005, the Company’s Italian subsidiary received notices from customs authorities in Italy stating that this subsidiary is potentially liable for an aggregate of approximately €26.9 million (approximately $32 million) of additional duties and taxes on the import of certain bananas into the European Union from 1998 to 2000, plus interest currently estimated at approximately €13.2 million (approximately $16 million). The Customs authorities claim that these amounts are due because the bananas were imported with licenses that were subsequently determined to have been forged. The Company is contesting these claims through appropriate proceedings, principally on the basis of its good faith belief at the time the import licenses were obtained and used that they were valid. The Company’s Italian subsidiary has requested suspension of payment, pending appeal, of the approximately €4.8 million claimed in October 2004 and also intends to request suspension of payment, when appropriate, of the additional amounts claimed in May 2005. The authorities may require the Italian subsidiary to post bonds for the full amounts claimed as a condition to suspension of payment.

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

The Consolidated Balance Sheet does not reflect a liability for these contingencies for any of the periods presented.

Note 4 - Inventories (in thousands)

	September 30, 2005	December 31, 2004	September 30, 2004
Bananas	$46,199	$35,757	$37,610
Fresh Select (see Note 6)	5,917	14,226	7,554
Fresh Cut (see Note 6)	8,421	—	—
Processed food products	8,324	8,870	7,256
Growing crops	94,890	80,882	76,094
Materials, supplies and other	56,504	47,338	35,305

	$220,255	$187,073	$163,819

Note 5 - Debt

On June 28, 2005, the Company and Chiquita Brands L.L.C. (“CBL”), the main operating subsidiary of the Company, entered into an amended and restated credit agreement (the “Credit Agreement”) with a syndicate of bank lenders for a $650 million senior secured credit facility (the “CBL Facility”) that replaced the credit agreement entered into by CBL in January 2005. Total fees of approximately $18 million were paid to obtain the CBL Facility. The CBL Facility consists of:

•	A five-year $150 million revolving credit facility (the “Revolving Credit Facility”) which may be increased to $200 million under certain conditions. At September 30, 2005, no borrowings were outstanding; however, $27 million of credit availability was used to support issued letters of credit. The Revolving Credit Facility bears interest at LIBOR plus a margin of 1.25% to 2.75% and CBL is required to pay a fee on the daily unused portion of the Revolving Credit Facility of 0.25% to 0.50% per annum, depending in each case on the Company’s consolidated leverage ratio; and

•	Two seven-year term loans, one for $125 million (the “Term Loan B”) and one for $375 million (the “Term Loan C”) (collectively, the “Term Loans”), the proceeds of which were used to finance a portion of the acquisition of Fresh Express. At September 30, 2005, $100 million was outstanding under the Term Loan B and $374 million was outstanding under the Term Loan C. The Company made a $25 million principal prepayment on the Term Loan B in August 2005 and a second $25 million principal prepayment in October 2005, reducing the outstanding balance on the Term Loan B to $75 million. The Term Loans cannot be re-borrowed and each requires quarterly payments, which began in September 2005, amounting to 1% per year of the initial principal amount, less any prepayments, for the first six years with the remaining balance to be paid quarterly in the seventh year. The Term Loans bear interest at LIBOR plus a margin of 2.00% to 2.50%, depending on the Company’s consolidated leverage ratio. At September 30, 2005, the interest rate on the Term Loans was LIBOR plus 2.50%.

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

Under the Credit Agreement, CBL may distribute cash to CBII for routine CBII operating expenses, interest payments on CBII’s 7 1/2% and 8 7/8% Senior Notes, and payment of other limited CBII liabilities. Certain liquidity tests must be met prior to distributions to CBII for other purposes, such as dividend payments to Chiquita shareholders and repurchases of CBII’s common stock or warrants; at September 30, 2005, distributions to CBII for these other purposes were limited to approximately $94 million. The Credit Facility includes covenants that require the Company and CBL and its subsidiaries, respectively, to maintain certain financial ratios related to leverage and fixed charge coverage and that place limitations on the ability of CBL and its subsidiaries to incur debt, create liens, dispose of assets, carry out mergers and acquisitions, and make investments and capital expenditures.

On June 28, 2005, the Company completed the offering of $225 million of 8 7/8% Senior Notes due 2015 (the “Notes”) for net proceeds of $219 million. The proceeds were used to finance a portion of the acquisition of Fresh Express. The Company may redeem the Notes at its option at any time on or after June 1, 2010, in whole or from time to time in part, at 104.438% of face value declining to face value in 2013. Before June 1, 2010, the Company may redeem some or all of the Notes at a specified treasury make-whole rate. Upon a change of control of the Company followed by a downgrade in the rating of the Notes, the Company will be required to make an offer to purchase the Notes at 101% of their principal amount, plus accrued interest. The indenture contains covenants that limit the ability of the Company and its subsidiaries to incur debt and issue preferred stock, dispose of assets, make investments, pay dividends or make distributions in respect of the Company’s capital stock, create liens, merge or consolidate, issue or sell stock of subsidiaries, enter into transactions with certain stockholders or affiliates, and guarantee Company debt.

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

The GWF Facility requires 13 consecutive semi-annual principal payments of approximately $4 million each, beginning in October 2005, plus a balloon payment at the end of the seven-year term. These semi-annual principal payments represent a corresponding reduction in the availability of funds under the GWF Facility. Amounts available under the GWF Facility may be borrowed, repaid and re-borrowed prior to the final maturity date, subject to the semi-annual payments and corresponding reductions in availability. GWF may elect to draw parts of or the entire amount of credit available in either U.S. dollars or euro, at interest rates of LIBOR plus 1.25% for dollar loans and EURIBOR plus 1.25% for euro loans. At September 30, 2005, GWF had drawn the entire facility in euro to hedge against the potential balance sheet translation impact of the Company’s euro net asset exposure. The total amount drawn was approximately €66 million.

Note 6 - Segment Information

Prior to the acquisition of Fresh Express in June 2005, the Company reported two business segments, Bananas and Other Fresh Produce. The Banana segment included the sourcing (purchase and production), transportation, marketing and distribution of bananas. The Other Fresh Produce segment included the sourcing, marketing and distribution of fresh fruits and vegetables other than bananas. The Other Fresh Produce segment also included Chiquita’s fresh-cut fruit business. Remaining operations, which were reported in “Other,” primarily consisted of processed fruit ingredient products, which are produced in Latin America and sold in other parts of the world, and other consumer packaged goods.

In June 2005, as a result of the Fresh Express acquisition, the Company determined that it has the following three reportable segments: Bananas, Fresh Select and Fresh Cut. The Company’s Banana segment remains unchanged. The Fresh Select segment includes the sourcing, marketing and distribution of whole fresh fruits and vegetables other than bananas. The Company’s Fresh Cut segment includes the packaged salads and fresh-cut fruit businesses. Remaining operations, reported in “Other,” continue to substantially consist of processed fruit ingredient products. The Company evaluates the performance of its business segments based on operating income. Intercompany transactions between segments are eliminated.

Financial information for each segment follows (in thousands):

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
	2005	2004	2005	2004
Net sales
Bananas	$411,395	$380,332	$1,503,017	$1,256,876
Fresh Select	267,964	263,739	1,073,038	992,939
Fresh Cut	259,041	2,780	282,365	7,536
Other	15,606	14,759	46,859	45,813

	$954,006	$661,610	$2,905,279	$2,303,164

Operating income (loss)
Bananas	$16,999	$13,695	$176,798	$78,621
Fresh Select	(2,753)	(1,637)	11,527	7,764
Fresh Cut	6,844	(2,708)	1,283	(10,303)
Other	(1,049)	703	(1,245)	2,285

	$20,041	$10,053	$188,363	$78,367

	September 30, 2005	December 31, 2004	September 30, 2004
Total assets
Bananas	$1,402,548	$1,324,579	$1,341,988
Fresh Select	365,345	419,790	376,040
Fresh Cut	1,118,220	9,501	8,792
Other	31,855	26,168	28,306

	$2,917,968	$1,780,038	$1,755,126

Note 7 - Comprehensive Income (Loss) (in thousands)

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
	2005	2004	2005	2004
Net income (loss)	$301	$(19,829)	$150,455	$30,321
Other comprehensive income
Unrealized foreign currency translation gains (losses)	2,709	761	(19,007)	(3,275)
Change in minimum pension liability	—	—	—	1,077
Change in fair value of cost investments	941	989	(31)	(2,191)
Changes in fair value of currency and fuel hedges	5,913	(5,938)	40,319	(2,183)
Losses (gains) reclassified from OCI into net income	(2,615)	3,736	3,030	22,764

Comprehensive income (loss)	$7,249	$(20,281)	$174,766	$46,513

Note 8 - Hedging

The Company purchases euro put option contracts to reduce the negative impact that any significant decline in the value of the euro would have on the conversion of euro-based net cash flow into U.S. dollars, without limiting the benefit it would receive from a stronger euro. The Company also enters into hedge contracts for fuel oil for its shipping operations, which permit it to lock in fuel purchase prices for up to two years and thereby minimize the volatility that changes in fuel prices could have on its operating results.

Currency hedging costs charged to the Consolidated Statement of Income were $3 million and $11 million for the quarter and nine months ended September 30, 2005, compared to $5 million and $23 million for the quarter and nine months ended September 30, 2004. At September 30, 2005, unrealized losses of $5 million on the Company’s currency option contracts were included in “Accumulated other comprehensive income,” substantially all of which is expected to be reclassified to net income during the next 12 months. Unrealized gains of $25 million on the fuel oil forward contracts were also included in “Accumulated other comprehensive income,” of which $18 million is expected to be reclassified to net income during the next 12 months.

At September 30, 2005, the Company had euro-denominated put options which allow for conversion of approximately €85 million of sales in 2005 at an average rate of $1.26 per euro, approximately €360 million of sales in 2006 at an average rate of $1.19 per euro and approximately €70 million of sales in 2007 at an average rate of $1.22 per euro. The Company also had 3.5% Rotterdam barge fuel oil forward contracts at September 30, 2005 that require conversion of approximately 50,000 metric tons in 2005 and 115,000 metric tons in 2006 at prices ranging from $155 to $175 per metric ton, and 50,000 metric tons in 2007 at prices ranging from $175 to $300 per metric ton. The Company also had a combination of Singapore and New York Harbor fuel oil forward contracts that require conversion of approximately 10,000 metric tons in 2005 and 25,000 metric tons in 2006 at prices ranging from $180 to $215 per metric ton, and 10,000 metric tons in 2007 at prices ranging from $200 to $330 per metric ton. At September 30, 2005, the fair value of the foreign currency option and fuel oil forward contracts was $48 million, $33 million of which was included in “Other current assets” and $15 million in “Investments and other assets, net.” For the quarter and nine months ended September 30, 2005, the increase in the fair value of the fuel oil forward contracts relating to hedge ineffectiveness, and included in net income, was $1 million and $5 million, respectively.

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

The Company has been recognizing expense in its results of operations for stock options granted after December 31, 2002. For grants prior to that date (the “2002 Grants”), the expense has been included in pro forma disclosures rather than the Consolidated Statement of Income. The 2002 Grants will be fully vested as of January 1, 2006 and, as a result, SFAS 123R will not have an impact on pre-tax income as it relates to the 2002 Grants. The Company does not anticipate that the adoption of SFAS 123R will have a material impact on net income.

The table below illustrates the effect of stock compensation expense on the periods presented as if the Company had always applied the fair value method:

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
Income (loss) before stock compensation expense	$3,298	$(18,400)	$157,895	$39,332
Stock compensation expense included in net income (loss) [1]	(2,997)	(1,429)	(7,440)	(9,011)

Net income (loss)	301	(19,829)	150,455	30,321
Pro forma stock compensation expense [2]	(1,513)	(1,636)	(4,539)	(5,086)

Pro forma net income (loss)	$(1,212)	$(21,465)	$145,916	$25,235

Basic earnings per common share:
Income (loss) before stock compensation expense	$0.08	$(0.45)	$3.81	$0.96
Stock compensation expense included in net income (loss)	(0.07)	(0.04)	(0.18)	(0.22)

Net income (loss)	0.01	(0.49)	3.63	0.74
Pro forma stock compensation expense [2]	(0.04)	(0.04)	(0.11)	(0.12)

Pro forma net income (loss)	$(0.03)	$(0.53)	$3.52	$0.62

Diluted earnings per common share:
Income (loss) before stock compensation expense	$0.07	$(0.45)	$3.42	$0.94
Stock compensation expense included in net income (loss)	(0.06)	(0.04)	(0.16)	(0.22)

Net income (loss)	0.01	(0.49)	3.26	0.72
Pro forma stock compensation expense [2]	(0.03)	(0.04)	(0.10)	(0.12)

Pro forma net income (loss)	$(0.02)	$(0.53)	$3.16	$0.60

[1]	Represents expense from stock options and stock appreciation rights (“SARs”) of $0.3 million and $1.0 million for the quarter and nine months ended September 30, 2005 and $0.4 million and $4.2 million for the quarter and nine months ended September 30, 2004. Also represents expense from restricted stock awards of $2.7 million and $6.4 million for the quarter and nine months ended September 30, 2005 and $1.0 million and $4.8 million for the quarter and nine months ended September 30, 2004. Expense for the nine months ended September 30, 2004 includes a charge of $3.6 million for awards granted to the Company’s former chairman and chief executive officer that vested upon his retirement as chairman on May 25, 2004.
[2]	Represents the additional amount of stock compensation expense that would have been included in net income had the Company applied the fair value method under SFAS No. 123 for awards issued prior to 2003, when the Company first began expensing options.

Options for 335,000 shares were granted during the first quarter of 2004 and none thereafter. The estimated weighted average fair value per option share granted was $12.47 during the first quarter of 2004 using a Black-Scholes option pricing model based on market prices and the following assumptions at the dates of option grant: weighted average risk-free interest rate of 3.0%, dividend yield of 0%, volatility factor for the Company’s common stock price of 60%, and a weighted average expected life of five years for options not forfeited.

Approximately 1,325,000 options and SARs were exercised during the first nine months of 2005, resulting in a cash inflow of $22 million. During the first nine months of 2004, approximately 665,000 options and SARs were exercised, resulting in a cash inflow of $11 million.

Restricted stock awards for approximately 6,000 shares and 107,000 shares were granted to employees and directors during the quarter and nine months ended September 30, 2005. For the quarter and nine months ended September 30, 2004, restricted stock awards for approximately 10,000 shares and 592,000 shares were granted. These awards generally vest over 1-4 years, and the fair value of the awards at the grant date is expensed over the vesting periods. Approximately 40,000 shares and 75,000 shares were issued during the quarter and nine months ended September 30, 2005 upon vesting of previously granted restricted stock awards.

Note 10 - Pension and Severance Benefits

Net pension expense from the Company’s defined benefit and severance plans, primarily comprised of the Company’s severance plans covering Central American employees, consists of the following (in thousands):

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
	2005	2004	2005	2004
Defined benefit and severance plans:
Service cost	$1,283	$1,181	$3,520	$3,629
Interest on projected benefit obligation	1,639	1,924	4,556	5,069
Expected return on plan assets	(561)	(326)	(1,572)	(1,518)
Recognized actuarial loss	42	250	136	504
Amortization of prior service cost	250	231	691	505

	2,653	3,260	7,331	8,189
Settlement gain	(65)	—	(1,732)	—

	$2,588	$3,260	$5,599	$8,189

Note 11 - Income Taxes

The Company’s effective tax rate is affected by the level and mix of income among various domestic and foreign jurisdictions in which the Company operates.

Income tax expense for the nine months ended September 30, 2005 increased over the same period in 2004 due to higher earnings in certain tax jurisdictions and the 2004 tax benefit from the sale of Colombian operations described below. The increase in income tax expense was mitigated by a net reduction in reserves of $3 million for the nine months ended September 30, 2005 due to the resolution of outstanding tax audit items and contingencies in various jurisdictions.

For the nine months ended September 30, 2004, income tax expense reflects a benefit of $5.7 million from the release to income, upon the sale of the Colombian banana production division, of a deferred tax liability related to growing crops in Colombia.

Item 2

CHIQUITA BRANDS INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company’s improvement in operating income in the third quarter of 2005 compared to the 2004 third quarter resulted primarily from the acquisition of Fresh Express. For the nine months ended September 30, 2005, the improvement in operating income resulted from improved local banana pricing in both Europe and North America and favorable European currency exchange rates. The improvement in North American pricing occurred during the first quarter and was principally due to temporary contract price increases implemented after flooding in Costa Rica and Panama early in the year. These improvements have been partially offset by an increase in costs, due in part to rising fuel, paper and ship charter costs and to the costs resulting from the floods.

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

The Company’s Consolidated Balance Sheet at September 30, 2005 reflects the preliminary purchase price allocation, while the Consolidated Statement of Income for the quarter and nine months ended September 30, 2005 includes the operations of Fresh Express, and interest expense on the acquisition financing, from the June 28 acquisition date to the end of the third quarter.

Prior to the acquisition of Fresh Express in June 2005, the Company reported two business segments, Bananas and Other Fresh Produce. The Banana segment included the sourcing (purchase and production), transportation, marketing and distribution of bananas. The Other Fresh Produce segment included the sourcing, marketing and distribution of fresh fruits and vegetables other than bananas. The Other Fresh Produce segment also included Chiquita’s fresh-cut fruit business. Remaining operations, which were reported in “Other,” consisted primarily of processed fruit ingredient products and other consumer packaged goods. In June 2005, as a result of the Fresh Express acquisition, the Company determined that it has the following three reportable segments: Bananas, Fresh Select and Fresh Cut. The Banana segment remains unchanged. The Fresh Select segment includes the sourcing, marketing and distribution of whole fresh fruits and vegetables other than bananas. The Company’s Fresh Cut segment includes the packaged salads and fresh-cut fruit operations.

Operations

Net sales

Net sales for the third quarter of 2005 were $954 million, an increase of $292 million from last year’s third quarter. The increase resulted from the acquisition of Fresh Express and higher banana pricing in Europe.

Net sales for the nine months ended September 30, 2005 were $2.9 billion, compared to $2.3 billion in 2004. The increase resulted from the acquisition of Fresh Express, higher banana pricing and volume in both Europe and North America, favorable currency exchange rates and increased sales of Fresh Select products at Atlanta AG.

Substantially all of the 2005 revenue in the Fresh Cut segment was due to the acquisition of Fresh Express.

Operating income - Third Quarter

Operating income for the third quarter of 2005 was $20 million, compared to $10 million in the third quarter of 2004, primarily due to the acquisition of Fresh Express.

Banana Segment. In the Company’s Banana segment, operating income was $17 million, compared to $14 million last year.

Banana segment operating results were favorably affected by:

•	$33 million benefit from improved local European pricing; and

•	$2 million increase due to lower currency hedging costs.

These items were mostly offset by:

•	$9 million of higher fuel, paper and ship charter costs;

•	$6 million of higher license-related banana import costs in Europe;

•	$6 million of higher administrative costs, primarily accruals for performance-based compensation due to improved year-over-year operating results;

•	$4 million of increased tropical production costs due to lower farm yields in Panama and Honduras;

•	$4 million of higher costs for advertising, marketing and innovation spending, primarily due to consumer brand support efforts in nine European countries where the Company has introduced Chiquita bananas with the Rainforest Alliance-certified seal; and

•	$3 million from lower volume in Europe, primarily due to the Company’s allocation of annual import licenses to higher-margin periods earlier in the year.

The 2005 percentage changes in the Company’s banana pricing compared to 2004 follow:

	Q3	YTD
North America	0%	3%
European Core Markets [1]
U.S. Dollar basis [2]	22%	24%
Local Currency	23%	20%
Trading Markets [3]
U.S. Dollar basis	15%	5%
Asia
U.S. Dollar basis	7%	-2%
Local Currency	8%	-2%

The Company’s banana sales volumes of 40-pound boxes were as follows:

(In millions, except percentages)	Q3 2005	Q3 2004	% Change	YTD 2005	YTD 2004	% Change
European Core Markets [1]	11.3	12.1	-7%	41.1	40.8	1%
Trading Markets [3]	1.6	1.7	-6%	3.9	3.9	0%
North America	14.3	14.7	-3%	44.9	43.0	4%

Total	27.2	28.5	-5%	89.9	87.7	3%

[1]	The 25 member countries of the European Union, Norway, Iceland and Switzerland.
[2]	Prices on a U.S. dollar basis do not include the impact of hedging.
[3]	Other European and Mediterranean countries not listed above.

In addition, the Company is a 50% owner of a joint venture serving Asia, which had banana sales volume of 4.5 million and 4.1 million boxes during the third quarters of 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, this joint venture had volume of 13.5 million and 12.0 million boxes, respectively.

Foreign currency hedging costs charged to the Consolidated Statement of Income were $3 million in the 2005 third quarter, compared to $5 million in the third quarter of 2004. These costs relate primarily to hedging the Company’s net cash flow exposure to fluctuations in the U.S. dollar value of its euro-denominated net cash flows. At September 30, 2005, unrealized losses of $5 million on the Company’s currency option contracts were included in “Accumulated other comprehensive income,” substantially all of which is expected to be reclassified to net income during the next 12 months. The Company purchases put options, which require an upfront premium payment, to hedge its currency risk. These put options can reduce the negative earnings impact on the Company of a significant future decline in the value of the euro, without limiting the benefit the Company would receive from a stronger euro. Unrealized gains of $25 million on the Company’s fuel oil forward contracts at September 30, 2005 were also included in “Accumulated other comprehensive income,” of which $18 million is expected to be reclassified to net income during the next 12 months.

Fresh Select Segment. For the Fresh Select segment, the operating loss in the 2005 third quarter was $3 million compared to an operating loss of $2 million in the third quarter of 2004. The year-over-year decrease was primarily due to poor weather in Chile, which led to lesser-quality fruit, lower pricing and higher costs.

Fresh Cut Segment. In the Company’s Fresh Cut segment, operating income was $7 million in the 2005 third quarter compared to an operating loss of $3 million in 2004. Substantially all of the increase in operating income was due to the acquisition of Fresh Express. Hurricanes Katrina and Rita negatively impacted Fresh Cut segment results by approximately $2 million in the third quarter of 2005, primarily due to a temporary decrease in consumer demand in the southeastern United States as well as higher logistics costs. Third quarter 2005 results were in line with the Company’s expectations.

On a pro forma basis as if the Company had completed its acquisition of Fresh Express on June 30, 2004, the Fresh Cut segment revenue in the third quarter of 2004 would have been $247 million, and operating income would have totaled $4 million compared to $259 million and $7 million, respectively, in the third quarter of 2005. Fresh Express’ operations in the 2005 third quarter were favorably impacted by retail sales growth of 8% and administrative expense reductions. New product introductions, such as reconfigured and relaunched complete salad kits, drove the year-over-year growth. Operating improvements were partially offset by food service revenue contraction of 15%, softer consumer demand after the hurricanes noted above, and higher fuel, paper and other industry costs. Foodservice revenues decreased year-over-year as a result of Fresh Express’ decision in 2004 to stop supplying foodservice customers that would not allow the pass-through of raw product cost increases as well as the loss of customers who were competitors to the distribution business of PFG, the previous owner of Fresh Express. The pro forma segment results for the quarter ended September 30, 2004 do not purport to be indicative of what the actual results would have been had the acquisition been completed on the date assumed or what results may be achieved in the future.

The 2005 percentage changes in the Fresh Express value-added salads net revenue per case compared to 2004 follow:

	Q3	YTD
North America [1]	3%	4%

The Fresh Express value-added salad sales volume of 12-count cases was as follows:

(In millions, except percentages)	Q3 2005	Q3 2004	% Change	YTD 2005	YTD 2004	% Change
Total retail sold volume [1]	13.8	13.1	5%	44.1	41.2	7%

[1]	Includes sales of Fresh Express value-added salads prior to Chiquita’s acquisition of Fresh Express on June 28, 2005.

The amortization included in the Consolidated Statement of Income relates to the Fresh Express intangible assets. See Note 2 for a further description of the intangible assets.

Operating income - Year-to-Date

Operating income for the nine months ended September 30, 2005 was $188 million, compared to $78 million for the nine months ended September 30, 2004.

Banana Segment. In the Company’s Banana segment, operating income was $177 million year-to-date, compared to $79 million last year.

Banana segment operating results were favorably affected by:

•	$127 million of European pricing and currency benefit, comprised of $113 million from improved local European pricing, $25 million of increased revenue from favorable European exchange rates and $12 million of decreased currency hedging costs, offset by balance sheet translation losses of $19 million, and $4 million in increased European costs due to the stronger euro;

•	$11 million from improved pricing in North America, due principally to temporary contract price increases implemented after flooding in January 2005 that affected the Company’s Costa Rica and Bocas, Panama divisions;

•	$9 million before-tax loss on the sale of the Colombian banana production division in the second quarter of 2004;

•	$7 million of savings primarily related to purchased fruit, tropical production and logistics;

•	$4 million charge recorded in the prior year first quarter related to stock options and restricted stock granted to the Company’s former chairman and CEO that vested upon his retirement in May 2004; and

•	$3 million from an increase in volume in Europe and North America.

These items were offset in part by:

•	$24 million of cost increases from higher fuel, paper and ship charter costs;

•	$16 million of higher license-related banana import costs in Europe;

•	$11 million of increased costs related to the January flooding in Costa Rica and Panama, including alternative fruit sourcing, logistics and farm rehabilitation costs, and write-downs of damaged farms;

•	$7 million of increased expenses related to advertising and innovation spending for future growth; and

•	$5 million of higher administrative costs, primarily accruals for performance-based compensation due to improved year-over-year operating results.

Information on the Company’s banana pricing and volume is included in the Operating Income - Third Quarter section above.

Foreign currency hedging costs charged to the Consolidated Statement of Income were $11 million for the nine months ended September 30, 2005, compared to $23 million for the same period in 2004. The higher 2004 costs related primarily to losses on forward and zero-cost collar contracts that have since expired.

Fresh Select Segment. For the Fresh Select segment, operating income for the nine months ended September 30, 2005 was $12 million, compared to operating income of $8 million a year ago. The improvement resulted primarily from a restructured melon program in North America and continued operational improvement at Atlanta AG, partially offset by a primarily weather-related decline in the Company’s Chilean operations.

Fresh Cut Segment. In the Company’s Fresh Cut segment, operating income was $1 million for the nine months ended September 30, 2005, compared to a loss of $10 million last year. The nine months ended September 30, 2005 includes the results of the Company’s newly acquired Fresh Express unit from the June 28, 2005 acquisition date to the end of the third quarter. Substantially all of the improvement in operating income was due to the acquisition of Fresh Express.

While management anticipates the seasonality of its results will lessen as a result of the Fresh Express acquisition, interim results for the Company remain subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full fiscal year. The Company’s results during the third and fourth quarters are generally weaker than in the first half of the year due to increased availability of competing fruits and resulting lower banana prices.

Interest, Other Income (Expense) and Taxes

Interest income in the 2005 third quarter was $2 million, flat compared to the year-ago quarter. Interest expense in the 2005 third quarter was $22 million, compared to $10 million in the year-ago quarter. Interest expense increased $14 million due to the Fresh Express acquisition financing, partially offset by a $2 million decline due to the refinancing of the Company’s 10.56% Senior Notes late in the third quarter of 2004.

Other income (expense) for the nine months ended September 30, 2005 includes $3 million of financing fees, primarily related to the write-off of unamortized debt issue costs for the prior credit facility, partially offset by a $1 million gain on the sale of Seneca preferred stock and a $1 million gain from an insurance settlement. In the 2004 third quarter, other income (expense) includes a loss of $22 million from the premium associated with the refinancing of the $250 million principal amount of 10.56% Senior Notes, partially offset by a $2 million gain relating to proceeds received as a result of the demutualization of a company with which Chiquita held pension annuity contracts.

The Company’s effective tax rate is affected by the level and mix of income among various domestic and foreign jurisdictions in which the Company operates.

Income tax expense for the nine months ended September 30, 2005 increased over the same period in 2004 due to higher earnings in certain tax jurisdictions and the 2004 tax benefit from the sale of

Colombian operations described below. The increase in income tax expense was mitigated by a net reduction in reserves of $3 million for the nine months ended September 30, 2005 due to the resolution of outstanding tax audit items and contingencies in various jurisdictions.

For the nine months ended September 30, 2004, income tax expense reflects a benefit of $5.7 million from the release to income, upon the sale of the Colombian banana production division, of a deferred tax liability related to growing crops in Colombia.

Hurricane Impacts

Since August 2005, the Company has experienced operational and financial challenges from several major hurricanes that impacted operations at its U.S. port facilities, in its banana sourcing regions and at consumer markets in the southeastern United States.

In late August, the Company’s port facilities in Gulfport, Miss., were severely damaged by Hurricane Katrina. Gulfport is one of five U.S. ports Chiquita uses to import bananas and other fresh produce. This port handles about one quarter of all bananas the Company imports to the United States. Since the hurricane, the Company has expanded its port services in Freeport, Texas, and Port Everglades, Fla., to minimize disruptions and restore normal service levels to customers. In mid-October, Chiquita resumed limited operations at Gulfport, and expects to fully rebuild its operations there. In the third quarter 2005, the Company incurred asset write-downs and incremental costs of $9 million, which were entirely offset by the recognition of a receivable for insurance proceeds. While the Company is continuing to monitor and evaluate the situation, it believes that its insurance coverage for property and business interruption, as well as the pass-through to customers of certain incremental logistics costs, will cover most, but not all, of the losses from Hurricane Katrina.

In late September, Hurricane Rita temporarily closed the Company’s port operations at Freeport. However, no damage was sustained to our facilities, and normal operations have resumed. In early October, flooding from Hurricane Stan damaged many farms owned by independent growers in southern Guatemala. Many of these farms supply bananas and plantains to Chiquita and other marketing companies. The Company’s owned farms and port facilities did not sustain significant damage from this storm. While there has been a temporary decrease in banana volume from Guatemala, the Company’s diverse sourcing portfolio has allowed it to secure alternative volume to meet customer needs from other countries in Latin America.

In late October, Hurricane Wilma made landfall in Florida, forcing the Company to temporarily shift operations at Port Everglades to Port Canaveral. Operations have now resumed at Port Everglades, and the Company is still assessing the extent of any damage to its facilities. Also in late October, Hurricane Beta made landfall in Nicaragua. The Company is still assessing the impact of this storm on its owned farms in Honduras or to independent growers in Nicaragua.

Acquisitions and Divestitures

See Note 2 to the Consolidated Financial Statements for information on the Company’s acquisitions and divestitures occurring during 2005 and 2004.

Financial Condition – Liquidity and Capital Resources

The Company’s cash balance was $181 million at September 30, 2005, compared to $143 million at December 31, 2004 and $230 million at September 30, 2004.

Operating cash flow was $212 million for the nine months ended September 30, 2005, which was partially used to fund a portion of the Fresh Express acquisition. The increase from $90 million of operating cash flow for the same period in 2004 was primarily due to significantly improved operating results.

Capital expenditures were $20 million year-to-date 2005 and $28 million during the comparable period of 2004.

In the fourth quarter of 2004, Chiquita announced the initiation of a quarterly cash dividend of $0.10 per share on the Company’s outstanding shares of common stock. A dividend was paid on October 17, 2005 to shareholders of record as of the close of business on October 3, 2005. While Chiquita intends to pay regular quarterly dividends for the foreseeable future, all dividends are reviewed quarterly and require approval by the board of directors.

In conjunction with the Fresh Express acquisition, the Company entered into an amended and restated senior secured credit facility, which replaced an existing $150 million revolving credit facility and added $500 million in new term loans, and completed the offering of $225 million of 8 7/8% Senior Notes due

2015. A $25 million principal prepayment on one of the new term loans was made in August 2005. Additionally, another $25 million was prepaid on the same term loan in late October. In addition, in April 2005, Great White Fleet Ltd., the Company’s shipping subsidiary, entered into a seven-year secured revolving credit facility for $80 million. For a full description of these transactions, see Note 5 to the Consolidated Financial Statements.

On a pro forma basis, including the Fresh Express acquisition and relating financing, interest expense would have been $64 million for the nine months ended September 30, 2005. The Company had approximately $600 million of variable-rate debt after the acquisition, and as a result, a 1% change in interest rates would have resulted in a change to pro forma interest expense of approximately $4.5 million for the nine months ended September 30, 2005.

As a result of the Fresh Express acquisition, the Company’s contractual cash commitments for raw product increased by approximately $120 million. In addition, approximately $25 million in lease payments remain under one of the Fresh Express facility leases.

As more fully described in Note 3 to the Consolidated Financial Statements, the Company may be required to pay, or post bonds for, up to approximately $50 million in connection with its appeal of certain claims of Italian customs authorities.

The Company believes that its cash level, cash flow generated by operating subsidiaries and borrowing capacity will provide sufficient cash reserves and liquidity to fund the Company’s working capital needs, capital expenditures and debt service requirements.

Critical Accounting Policies and Estimates

Review of Carrying Values of Fresh Express Intangibles

On June 28, 2005, the Company completed its acquisition of the Fresh Express packaged salad and fresh-cut fruit division of PFG (see Note 2 to the Consolidated Financial Statements). In conjunction with the acquisition, the Company recorded approximately $170 million of intangible assets subject to amortization, $62 million of intangible assets not subject to amortization and $531 million of goodwill related to Fresh Express. The fair value of these assets was based on the work of independent appraisers at the time of the acquisition. The Company will review the carrying values of Fresh Express intangible assets annually or when impairment indicators are noted.

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

In order to remain consistent with World Trade Organization (“WTO”) principles, any new EU banana tariff is required under a 2001 WTO decision to “result in at least maintaining total market access” for Latin American suppliers. That decision establishes consultation and arbitration procedures to determine whether the proposed tariff would result in at least maintaining Latin American market access and requires that those procedures be completed before any new EU tariff-only system takes effect. In February 2005, the EC notified the WTO that it would propose a tariff on Latin American bananas of €230 per metric ton. This would have represented a substantial increase over the €75 per metric ton tariff now applicable to Latin American bananas entering within the EU’s current tariff rate quota system. The Latin American supplying countries announced their opposition to any tariff above €75 on the basis that it would be inconsistent with the WTO standard, and in March 2005, nine Latin American governments requested arbitration. On August 1, the WTO arbitrators ruled that the EU’s €230 per metric ton proposal would not “result in at least maintaining total market access” for Latin American suppliers. Following that decision, the EC proposed a revised tariff of €187 per metric ton. The Latin American supplying countries opposed this proposal, as well, and in accordance with the WTO procedures, the EC requested a second WTO arbitration. On October 27, 2005, the WTO arbitrators ruled that the €187 per metric ton would likewise not meet the “at least maintaining total market access” standard. The EC has not yet indicated its intentions in light of the WTO rulings.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Management” in the Company’s 2004 Annual Report on Form 10-K. As of September 30, 2005, there were no material changes to the information presented, with the following exceptions. At December 31, 2004, the potential reduction in the fair value of the Company’s foreign currency hedging instruments from a hypothetical 10% increase in euro currency rates would have been approximately $5 million. At September 30, 2005, a hypothetical 10% increase in euro currency rates would result in a fair value reduction of approximately $14 million. However, the Company expects that any loss on these contracts would tend to be more than offset by an increase in the dollar realization of the underlying sales denominated in foreign currencies.

At September 30, 2005, the Company had $475 million of Senior Notes outstanding, including the new $225 million of 8 7/8% Senior Notes issued to finance the acquisition of Fresh Express. The adverse change in fair value of the Company’s fixed-rate debt from a hypothetical 10% decrease in interest rates would have been approximately $15 million at September 30, 2005, compared to $9 million at December 31, 2004.

Item 4 - Controls and Procedures

Evaluation of disclosure controls and procedures

Chiquita maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic filings with the SEC is (a) accumulated and communicated to the Company’s management in a timely manner and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of September 30, 2005, an evaluation was carried out by Chiquita’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of that date.

Changes in internal control over financial reporting

Chiquita also maintains a system of internal accounting controls, which includes internal control over financial reporting, that is designed to provide reasonable assurance that the Company’s financial records can be relied on for preparation of its financial statements and that its assets are safeguarded against loss from unauthorized use or disposition. During the quarter ended September 30, 2005, the Company’s Fresh Express subsidiary consolidated multiple instances of its enterprise management reporting system located at various facilities into one combined system, which among other functions, is used to process and accumulate financial data principally supporting sales, cost of sales, accounts receivable, inventory, accounts payable and general ledger transactions. Although the software version was not significantly changed, the combination of several master data files and transaction processing modules into one centralized system results in a more efficient system which is easier to maintain. The Company believes this system consolidation represents a material change to the Company’s internal control over financial reporting. There were no other changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the quarter ended September 30, 2005.

Part II - Other Information

Item 1 - Legal Proceedings

Reference is made to the discussion in Part II - Item 1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 relating to five class action lawsuits that were filed in the U.S. District Court for the Southern District of Florida against the Company and three of its competitors. The suits were filed on behalf of entities that purchased bananas in the United States directly from one or more of the defendants and allege that the defendants engaged in a conspiracy to artificially raise or maintain prices and control and restrict output of bananas in the United States. Subsequent to the date of the Form 10-Q for the second quarter, three additional lawsuits were filed in the same court, including one purporting to be on behalf of “indirect” banana purchasers. The Company expects that all the pending lawsuits will be consolidated into one case. The Company continues to believe that the lawsuits are without merit.

As described in Part II – Item 1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, between October 2004 and May 2005, four lawsuits were filed in Superior Court of California, Los Angeles County against two manufacturers of an agricultural chemical called DBCP, as well as three banana producing companies, including the Company, that used DBCP. The plaintiffs in these U.S. lawsuits claim to have been workers on banana farms in Costa Rica, Panama, Guatemala and Honduras, owned or managed by the defendant banana companies and allege sterility and other injuries as a result of exposure to DBCP. In October 2005, the Company learned of a lawsuit filed against the same defendants, including the Company, in civil court in the City of David, Panama on behalf of approximately 400 persons who allegedly suffered a variety of injuries and illnesses, mostly other than sterility, resulting from exposure to DBCP. However, no evidence or argument has yet been offered in the Panama lawsuit to support or explain the plaintiffs’ alleged exposure to DBCP, the allegations of injury or illness, or the amount demanded ($85 million). Similarly, little or no substantive discovery has occurred in the U.S. cases, where the alleged damages have not yet been quantified. None of the U.S. or Panamanian suits identify how many of the approximately 5,800 total named plaintiffs purport to have claims against the Company, as opposed to other banana company defendants. Although the Company has little information with which to evaluate these lawsuits, it believes it has meritorious defenses, including the fact that the Company used DBCP commercially only from 1973 to 1977 while it was registered for use by the U.S. Environmental Protection Agency and to its knowledge never used DBCP commercially in either Guatemala or Honduras. The EPA did not revoke DBCP’s registration for use until 1979.

In 1998, the Company settled, for $4.7 million, virtually all of the then pending DBCP cases against it, which had been brought in U.S. and foreign courts on behalf of approximately 4,000 claimants in Panama, the Philippines and Costa Rica. (A purported DBCP class action in Hawaii state court that had identified 11 claimants against the three banana producing companies and alleged an indeterminate number of other claimants was not settled and remains pending but dormant). At that time, the Company believed that these settlements covered the great preponderance of workers who could have had claims against the Company arising in these three countries. To the Company’s knowledge, the Company did not use DBCP in other countries.

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

November 4, 2005