Form 10-K
period 2005-12-31
CHIQUITA BRANDS INTERNATIONAL INC
filed 2006-03-01
CIK 101063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/405

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2005 or

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates at June 30, 2005, the last business day of the registrant’s most recently completed second quarter, was approximately $1,140 million.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of February 15, 2006, 41,980,098 shares of Common Stock were outstanding.

Documents Incorporated by Reference

Portions of the Chiquita Brands International, Inc. 2005 Annual Report to Shareholders are incorporated by reference in Parts I and II. Portions of the Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference in Part III.

CHIQUITA BRANDS INTERNATIONAL, INC.

This Annual Report on Form 10-K contains certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond the control of Chiquita, including: the impact of the conversion to a tariff-only banana import regime in the European Union in 2006; the company’s ability to continue to successfully operate Fresh Express; unusual weather conditions; industry and competitive conditions; financing; the customary risks experienced by global food companies, such as the impact of product and commodity prices, currency exchange rate fluctuations, government regulations, labor relations, taxes, crop risks, political instability and terrorism; and the outcome of pending governmental investigations and claims involving the company. See “Risk Factors” for further information.

The forward-looking statements speak as of the date made and are not guarantees of future performance. Actual results or developments may differ materially from the expectations expressed or implied in the forward-looking statements, and the company undertakes no obligation to update any such statements.

PART I

ITEM 1 - BUSINESS

GENERAL

Chiquita Brands International, Inc. (“CBII”) and its subsidiaries (collectively, “Chiquita” or the company) operate as a leading international marketer and distributor of bananas and other fresh produce sold under the “Chiquita” and other brand names in approximately 70 countries and packaged salads sold under the “Fresh Express” brand primarily in the United States. The company also distributes and markets fresh-cut fruit and other branded, value-added fruit products. The company produces approximately 30% of the bananas it markets on its own farms, and purchases the remainder of the bananas, all of the lettuce and substantially all of the other fresh produce from third-party suppliers throughout the world.

In June 2005, the company purchased the Fresh Express packaged salad and fresh-cut fruit business from Performance Food Group (“PFG”) for $855 million in cash, subject to certain post-closing adjustments, which are still pending. The company believes that the Fresh Express acquisition diversifies its business and accelerates revenue growth in higher margin value-added products and provides a more balanced mix of sales between Europe and North America, which will make the company less susceptible to risks unique to Europe, such as the recent changes to the European Union (“EU”) banana import regime and foreign exchange risk.

The key elements of the company’s business strategy include:

•	Strengthening the core business. The company remains focused on becoming a more consumer-centric organization, including improving performance in North America and addressing the impact of changes in the EU banana import regime implemented in 2006. In North America, the company is focused on improving pricing and implementing cost savings. In Europe, where Chiquita is the market leader and generally obtains a premium price for its Chiquita-branded bananas, the company launched an award-winning marketing campaign featuring its Rainforest Alliance certification, which strengthened its brand equity and reinforced its reputation for environmental and social responsibility. Chiquita intends to continue providing value-added services in ways that it believes better satisfy consumers, increase retailer profitability and boost the in-store presence of Chiquita and Fresh Express branded products.

•	Pursuing profitable growth. Chiquita is expanding its leadership both in new product areas and with new customers. The consumers’ growing desire for nutritious, convenient, tasty and fresh food choices has driven the company’s innovations. A major focus is innovation in products, technology and marketing, including expanding distribution channels, extending product shelf life, and developing new product varieties. In 2005, the company introduced the new conveniently packed Chiquita mini’s (bananas) and Chiquita Fruit Bites (apple slices). Fresh Express launched several new offerings in 2005, including ready-to-eat salad kits and premium value-added salads such as “Tender Leaf Blends.” The company intends to leverage the “Chiquita” brand in other fresh produce and enter or increase its presence in value-added, higher-margin food categories, as reflected by the Fresh Express acquisition, that take advantage of consumer trends in health, convenience and taste.

•	Building and maintaining a high-performance organization. Chiquita is dedicated to building and maintaining a high-performance organization. Since 2004, the company has put in place a leadership team which includes key new senior managers from consumer-centric organizations. The company believes its senior leadership is a blend of outstanding Chiquita knowledge and operational expertise, with enhanced industry best practices and marketing experience. The company has also improved its information technology systems to provide quicker, higher-quality data for more-informed decision making.

Chiquita believes the following competitive strengths have contributed to strong operating performance and that these strengths should enable the company to adjust to challenges in its business and to capitalize on future growth opportunities.

•	Powerful Brand. Chiquita believes that customers and consumers associate the Chiquita® brand with healthy, fresh and high-quality food products and that opportunities exist to leverage the Chiquita brand through product extensions and new product introductions.

•	High Quality Products and Value-Added Services. Chiquita believes it delivers value to its retail customers by providing high quality products and value-added services in customer service and category management.

•	Strong Market Positions in Bananas. Chiquita believes it holds the number one market share for bananas in the EU. In North America, Chiquita believes it holds the number two market position.

•	Competitive Supply and Logistics Costs. Chiquita believes that it is able to produce and source bananas and other fresh produce and deliver them to customers at competitive rates. Over the last several years, Chiquita has undertaken various initiatives to achieve this position, including improving farm productivity, reducing waste, divesting nonproductive assets, centralizing purchasing and improving efficiency throughout its global supply chain operations.

•	Geographic Diversity of Sourcing. Chiquita is not dependent on any one country for the sourcing of bananas or other produce. The geographic diversity of Chiquita’s sourcing reduces its risk from natural disasters, labor disruptions and other supply interruptions in any one particular country. Sourcing in both the northern and southern hemispheres permits Chiquita to provide many produce varieties year-round.

•	High Level of Corporate Responsibility. Chiquita has implemented several programs to achieve high environmental, labor and food-safety standards, and it submits to independent third-party audits to measure its success in meeting these standards.

BUSINESS SEGMENTS

Prior to the acquisition of Fresh Express in June 2005, the company reported two business segments, Bananas and Other Fresh Produce. The Banana segment included the sourcing (purchase and production), transportation, marketing and distribution of bananas. The Other Fresh Produce segment included the sourcing, marketing and distribution of fresh fruits and vegetables other than bananas. The Other Fresh Produce segment also included Chiquita’s fresh-cut fruit business. Remaining operations, which were reported in “Other,” consisted primarily of processed fruit ingredient products and other consumer packaged goods. In June 2005, as a result of the Fresh Express acquisition, the company determined that it has the following three reportable segments: Bananas, Fresh Select and Fresh Cut. The Banana segment remains unchanged. The Fresh Select segment includes the sourcing, marketing and distribution of whole fresh fruits and vegetables other than bananas. The company’s Fresh Cut segment includes the packaged salads and fresh-cut fruit operations. These reportable segments are managed separately due to differences in their products, production processes, distribution channels and customer bases. The company evaluates the performance of its business segments based on operating income.

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

No individual customer accounted for more than 10% of the company’s net sales during any of the last three years.

Banana Segment

Chiquita sources, distributes and markets bananas sold under the “Chiquita” and other brand names. Banana segment net sales for 2005 were $2.0 billion, compared to $1.7 billion for 2004 and $1.6 billion for 2003. Banana sales amounted to approximately 50% of Chiquita’s consolidated net sales in 2005, 55% in 2004 and 60% in 2003. In 2005 and 2004, approximately 70% of banana sales were in Europe and other international markets, and the remainder was in North America. Chiquita also markets bananas in the Middle East and in the Far East, primarily through a joint venture that sources its bananas from the Philippines.

Competition

Bananas are distributed and marketed internationally in a highly competitive environment. Although smaller companies, including growers’ cooperatives, are a competitive factor, Chiquita’s primary competitors are a limited number of other international banana importers and exporters, principally Dole Food Company, Inc., Fresh Del Monte Produce, Inc. and Fyffes plc. To compete successfully, Chiquita must be able to source bananas of uniformly high quality at a competitive cost and quickly transport and distribute them to worldwide markets.

Markets, Customers and Distribution

Chiquita’s principal markets are North America and Europe, and it sells approximately one-fourth of all bananas imported into each of these markets. The joint venture through which Chiquita operates in the Far East market sells approximately 10% of bananas imported into Japan. In Europe, the company’s core market is the 25 EU countries plus Norway, Switzerland and Iceland. The company also sells bananas in other countries in the region, including the remainder of Europe, Russia and the Mediterranean, usually referred to as “trading markets.” The volume of fruit sold into trading markets typically reflects excess banana supplies beyond core market demands, sold on a spot basis when the company believes it can do so profitably. For information on the potential impact of recent changes in the EU banana import regime, see “Item 1A – Risk Factors.”

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

The company has regional sales organizations to service major retail customers and wholesalers. In most cases, these organizations provide services in both bananas and other fresh produce. The company’s goal is to ensure a consistent supply of premium fruit to satisfy these customers. In addition, the sales organizations provide customer support, including assistance with transportation and logistics, ripening and banana and produce category management. In both Europe and North America, the company sells “green” (unripened) bananas and “yellow” (ripened) bananas, which are ripened in its own facilities. Many customers have their own facilities to ripen “green” bananas purchased from the company or other sources; in these cases, Chiquita may provide technical advice or even operate the customers’ ripening facilities. Chiquita also provides retail marketing support services for its customers. Such ripening and advisory services help the company develop and strengthen long-term supply relationships with customers.

To an increasing extent, Chiquita enters into product and service contracts with large retail customers in North America, most often for one year. Approximately 85% of the volume sold in North America is sold under these contracts. Typically these arrangements include agreed-upon pricing, although price levels may fluctuate seasonally. An advantage of these contracts is that they stabilize demand and pricing over the year and reduce the company’s exposure to volatile spot market prices and supply and demand imbalances. A disadvantage is that the company may not be able to pass on unexpected cost increases when they arise, although in 2005 the company was able to institute surcharges for certain increased costs.

In recent years, the company has been exploring additional distribution channels for bananas. Traditionally, it was not economically feasible to distribute bananas in single servings to fast food restaurants and convenience stores because of the high spoilage rates when bananas are not kept under controlled conditions. In September 2004, Chiquita signed a Joint Technology Development and Supply Agreement with a subsidiary of Landec Corporation to obtain patented packaging technology which extends the shelf-life of bananas and make them more readily adaptable to these distribution channels. Using this technology, Chiquita currently distributes bananas through over 600 non-traditional retail outlets and has plans to distribute bananas in more than 5,000 convenience store outlets by the end of 2006.

Pricing

The selling price received for bananas depends on several factors, including their availability and quality in relation to competing produce items. Banana pricing is seasonal because bananas compete against other fresh fruit, a major portion of which comes to market in the summer and fall. As a result, banana prices and Chiquita’s Banana segment results are typically stronger during the first half of the year. Although Chiquita has increased the amount of bananas it sells under fixed-price contracts, even these contracts often include differential pricing, with higher pricing in the first half of the year and lower pricing in the second half. See “Markets, Customers and Distribution.” Because of the strength of the “Chiquita” brand and the company’s reputation for consistent product quality, leadership in category management and innovative ripening and marketing techniques, Chiquita generally obtains a premium price for its bananas sold in Europe and, to a lesser extent, North America.

Sourcing

Bananas grow in tropical climates where the temperature generally does not fall below 50 degrees Fahrenheit. A healthy banana plant can produce fruit for harvest approximately every seven months. After harvest, bananas are washed, cut into clusters and packed into 40-pound boxes. The boxes of bananas are placed on pallets and loaded into containers for shipment.

During 2005, approximately one-fifth of all bananas sold by Chiquita were sourced from each of Costa Rica and Guatemala. Bananas are also sourced from numerous other countries, including Panama, Colombia, Honduras, and Ecuador. In 2005, approximately 30% of the bananas sourced by Chiquita were produced by subsidiaries and the remainder were purchased from independent growers under short and long-term fruit supply contracts in which Chiquita takes title to the fruit, either at packing stations or once loaded aboard ships. Purchasing bananas allows the company to reduce its financial and operating risks and avoid substantial investment spending associated with the capital requirements, maintenance and financing of banana farms. Typically banana purchase agreements have multi-year terms, in some cases as long as 10 years. However, the applicable prices under some of these agreements may be renegotiated annually or every other year and, if new purchase prices cannot be agreed upon, the contracts will terminate. Chiquita maintains broad geographic diversification in purchased bananas, but relies to a significant extent on long-term relationships with certain large growers. In 2005, Chiquita’s four largest independent growers, which operated in Guatemala, Ecuador, Colombia and Costa Rica, provided approximately 55% of Chiquita’s total volume of purchased bananas from Latin America. No single supplier provided 10% or more of Chiquita’s total global volume of bananas. Most of the long-term purchase agreements include provisions relating to agricultural practices, packing and fruit handling, environmental practices, food safety, social responsibility standards, penalties payable by Chiquita for fruit that is not exported, penalties payable by the grower for shortages and provisions common to contracts for the international sale of goods. Normally, the prices paid to suppliers under the contracts are higher in the first half of the year, when market prices are also typically higher. Under some fruit supply arrangements, Chiquita provides technical assistance to the suppliers related to production and packing of bananas for shipment.

Chiquita believes that its agricultural practices contribute to the quality of the bananas it produces. Since Chiquita specifies many of the same requirements for its growers, many of these practices are followed by them, as well.

The production of bananas is vulnerable to (i) adverse weather conditions, including windstorms, floods, drought and temperature extremes, (ii) natural disasters, such as earthquakes and hurricanes, (iii) crop disease, such as the leaf fungus black sigatoka, and (iv) pests. See “Item 1A - Risk Factors” for further information on risks inherent in the production of bananas.

Labor costs in the tropics for the company’s owned production of bananas represented 3% of the company’s total operating costs in 2005. These costs vary depending on the country of origin. To a lesser extent, paper costs are important since bananas are packed in cardboard boxes for shipment.

Logistics

Bananas distributed internationally are transported primarily by refrigerated, ocean-going vessels. Due to their highly perishable nature, bananas must be brought to market and sold generally within 30 to 40 days after harvest. This requires efficient logistics processes in loading, unloading, transporting and delivering fruit from the farm to the port, from the source country to the market country and from the port to the customer. Chiquita ships its bananas in vessels owned or chartered by the company. These ships are highly specialized, in both size and technology, for international trade in bananas and other refrigerated produce items. All but one of the company’s owned vessels are equipped with controlled atmosphere technology, which improves product quality and helps to suspend the ripening process during shipments. Chiquita owned or controlled approximately 70% of its aggregate shipping capacity as of December 31, 2005, which it believes contributes to cost effectiveness. Its remaining capacity is operated under contractual arrangements having terms of one to three years. (See also “Item 2 - Properties” and Notes 6 and 7 to the Consolidated Financial Statements included in Exhibit 13.) From time to time, the company has experienced interruptions in its shipping, for reasons such as mechanical breakdown or damage to a ship, strikes at ports, and port damage due to weather. For example, in 2005, the company suffered severe damage to its port facilities in Gulfport, Mississippi as a result of Hurricane Katrina. Although the company believes it carries adequate insurance and would attempt to transport products by alternative means in the event of an interruption, an extended interruption could have a material adverse effect on the company.

Although Chiquita believes it has a cost-efficient transportation system, transportation costs are significant in Chiquita’s business. The price of bunker fuels used in shipping operations is an important variable component of transportation costs. Historically, fuel oil prices have been volatile and recently there have been significant increases in fuel oil prices. Chiquita enters into hedge contracts which permit it to lock in fuel purchase prices for up to two years, and thereby minimize the volatility that fuel prices could have on its operating results. However, these hedging strategies cannot fully protect against continually rising fuel prices. Total dollar logistics costs increased to $305 million in 2005 from $275 million in 2004 and $270 million in 2003. In order to reduce net ocean transportation costs, the company transports third-party cargo, primarily from North America and Europe, to Latin America. While the Company has implemented surcharges to offset weather-related and other rising industry costs, it has not been successful in recouping all of its increased costs.

Chiquita operates loading and unloading facilities that it owns or leases in Central and South America and various ports of destination in Europe and North America. Most of the ports utilized by the company service relatively large geographic regions for production or distribution. If a port becomes unavailable, the company would have to access alternate port facilities and reconfigure its distribution, which can increase its costs. To transport bananas overland to ports in Central and South America and from the ports of destination to the customers, the company uses common carriers. Title to the bananas passes to the customer upon delivery, which is either at the port of destination or the customer’s inland facilities. In certain locations in Latin America, the company operates port facilities for all cargo entering or leaving the port, not just its own products.

Most of Chiquita’s tropical banana shipments into the North American and core European markets are delivered using containers or pallets. To the extent possible, once the bananas are loaded into containers, they remain in the same containers for transportation from the port of loading through ocean transport, port of arrival, unloading and delivery to customers. This minimizes damage to the bananas by eliminating the need to handle individual boxes or pallets. However, in some cases, individual pallets must be unloaded from containers and loaded onto ships before being transported to the port of destination.

Bananas are harvested while still green and subsequently ripened. To control quality, bananas are normally ripened under controlled conditions. The company operates pressurized ripening rooms in Europe and North America to manage the ripening process. The company has a proprietary Low-Temperature Ripening process, a state-of-the-art banana ripening technique. The company has also developed a patented ripening technology that enables bananas to be ripened in shipping containers during transit. The company believes this service provides value to customers through improved fruit quality, longer shelf-life, lower inventory levels and lower required investment.

Fresh Select Segment

The company distributes and markets an extensive line of fresh fruits and vegetables other than bananas in Europe, North America, and the Far East. The major items sold are citrus fruit, stonefruit, apples, grapes, melons, pineapples, kiwi and tomatoes. For the year ended December 31, 2005, sales of the Fresh Select segment were approximately $1.4 billion, with 80% of those sales in Europe. The company’s Fresh Select segment sales increased substantially with the acquisition of Atlanta AG in March 2003 (see Note 2 to the Consolidated Financial Statements in Exhibit 13).

Competition

Chiquita’s primary competitors in the Fresh Select segment are other wholesalers and distributors of fresh produce, which may be local or national. As the company’s customer base continues to consolidate, more retail customers are seeking distributors who can supply larger geographic areas, offer a broad variety of produce items year-round, and provide more logistical and other support services.

Markets, Customers and Distribution

Most Fresh Select sales are in Germany and Austria, where the company operates 20 distribution centers through its Atlanta subsidiary. At these locations, daily shipments of a variety of fresh produce are delivered from a variety of producers and importers; the company then recombines these items to fill customer orders, in some cases repackaging produce into consumer packaging. The company provides other value-added services, including product sourcing, ripening and logistics. Most of the other fresh produce items sold by Atlanta carry third-party labels. Compared to North America, in Europe the company provides a particularly wide selection of Fresh Select products.

The Atlanta business has substantially completed significant restructuring, which included closing and/or selling many operations, simplifying the legal and organizational structure, cost reductions and employee reductions. The company’s focus in this business will be to continue to centralize and standardize, as well as continuing to add value-added services for customers, such as category management for retailers’ produce departments.

Aside from the Atlanta business, the Fresh Select operations in North America and Europe primarily market produce items under the “Chiquita” brand name. These operations strive to market premium-quality items with a consumer focus. In North America, Chiquita continues to focus on customer service and category management. The European operations are conducted throughout western Europe. As western European retailers expand into eastern Europe, there will be an opportunity for Chiquita to expand its Fresh Select operations there, as well. Substantially all of the Far East operations are currently conducted through a joint venture. The company is investigating opportunities to leverage the brand in Asia and the Middle East in pursuit of additional opportunities for profitable growth.

A significant number of the company’s retail customers are large organizations with multiple stores. Continuing industry consolidation has increased the buying leverage of major domestic and international grocery retailers. In Europe, discounters are gaining an increasing share of the market, resulting in continuing pricing pressure.

Sourcing

Sourcing commitments with growers for non-banana fresh produce are generally for one year or less. However, the company sources with many of the same growers year after year and, in some cases, provides financial assistance to certain growers in the form of advances which are repaid when the produce is harvested and sold. The company purchases over 150 different types of fresh produce from growers and importers around the world. Chiquita sources certain seasonal produce items in both the northern and southern hemispheres in order to increase availability of a wider variety of fresh produce throughout the year. The company tries to procure fresh produce directly from the grower wherever possible. This is more difficult with certain produce items in Europe, in which case the company purchases from other distributors; in addition, the company may resort to spot market purchases on local markets to meet customer demand. Other sources are exporters from the country of origin and importers or wholesalers in the country of sale. The company is not heavily dependent on any single grower.

Chiquita owns a subsidiary in Chile that sources fresh produce items from that country for marketing in North America, Europe, Asia and Latin America. The primary products sold by Chiquita Chile are grapes, stonefruit, apples, pears, kiwis and avocados. Fruit harvested in Chile, in the southern hemisphere, can be shipped to the northern hemisphere during the winter off-season for fruit. Until 2004, substantially all of Chiquita Chile’s fruit was purchased from third-party suppliers. However, in August 2004, Chiquita Chile entered into a lease for approximately 5,000 acres in Chile for cultivation of grapes, apples and stonefruit, which produced approximately 35% of its total exported volume in 2005.

Logistics

Fresh produce is highly perishable and must be brought to market and sold generally within 30 to 60 days after harvest. Some items, such as vegetables, melons and berries, must be sold more quickly, while other items, such as apples and pears, can be held in cold storage for longer periods of time.

The company’s shipping infrastructure for its banana operations in Central and South America provides synergies to permit other fresh produce sourced from the region to be shipped in company owned or controlled equipment; however, generally, the company uses common carriers to transport this fruit, and in some cases, particularly in Europe, purchases and takes title to the fruit in the local market where it will be sold.

Fresh Cut Segment

The company’s Fresh Cut segment includes all of the operations of Fresh Express (packaged salads and fresh-cut fruit) and the fresh-cut fruit business of Chiquita. The Fresh Express business was acquired on June 28, 2005. Fresh Express is a leading purchaser, processor, packager and distributor of a variety of packaged, ready-to-eat salads and other fresh-cut produce in North America. Fresh Express distributes approximately 300 different Fresh Express branded products nationwide to food retailers as well as to foodservice distributors and operators and quick-service restaurants. Fresh Express also distributes over 500 fresh produce foodservice offerings, primarily to third-party distributors for resale mainly to quick-service restaurants located throughout the United States. Fresh Express holds the number one market share in the retail packaged salad sector, with a 43% retail market share as of December 2005. Fresh Express ships an average of 13 million fresh, ready-to-eat branded salads across the United States every week. Based upon consumption patterns, volume and corresponding profitability are somewhat higher during the second and third quarters of the year. In addition to its wide variety of salad products, Fresh Express is also a supplier of fresh-cut fruit. Fresh Express is a leader in freshness extending, controlled and modified atmosphere systems.

Competition

Fresh Express competes with a variety of branded and private label competitors in the packaged, ready-to-eat salad market. Competitors in the retail market include Dole Food Company, Ready Pac Produce, Earthbound Farms and River Ranch Fresh Foods. Competitors in the foodservice area are predominately national, regional and local processors. There is intense competition from national and large regional processors when selling produce to chain restaurants and independent foodservice distributors. Fresh Express may need to market its services to a particular customer over a long period of time before it is invited to bid.

Markets, Customers and Distribution

Fresh Express generally serves two customer types, grocery retailers and foodservice customers. The retail packaged salad business is supported by a dedicated sales and marketing organization that has regional business managers who are responsible for sales to retail grocery accounts within their geographic regions. Sales managers work with a network of brokers across the country to sell products, gain business with new retail accounts and introduce new products to existing retail accounts. Business development managers focus on specific geographic areas or retail accounts. Brokers are responsible for store-level selling and merchandising activities on behalf of Fresh Express. Fresh Express has a marketing department that focuses primarily on packaged products and assists the sales department in the development of account-specific sales promotion plans. This department is also responsible for market, product line and customer profitability analysis. Fresh Express also provides fresh-cut products, such as lettuce, tomatoes, spinach, cabbage, broccoli, cauliflower, onions and peppers to foodservice distributors who resell these products to foodservice operators. Customer sales representatives and account managers service these foodservice customers.

Grocery Retailers. Fresh Express distributes packaged ready-to-eat salads and fresh-cut produce products under the Fresh Express brand to retailers. The following table presents information about Fresh Express’s retail product lines that represent 10% or more of their retail sales:

Name	Description
Garden	Shredded or chopped iceberg lettuce with portions of shredded red cabbage and shredded carrots
Garden Plus	Iceberg and romaine combinations with additions such as carrots, cabbage or green leaf lettuce
Blends	Romaine and other fancier lettuce-based salads reflecting in some instances international themes
Tender Leaf Blends	Spring mix and baby spinach blends
Kits	Salads that contain toppings and dressings
Specialty	Items such as cole slaw and mature spinach

Fresh Express supplies several of the nation’s top retailers. Overall, Fresh Express sells its retail products to a diversified base of customers throughout the United States. Most of its retail accounts are currently under multi-year contracts.

Foodservice. Fresh Express provides value-added produce items to foodservice distributors nationwide for resale mainly to quick-service restaurants, including McDonald’s, SUBWAY, Domino’s Pizza, Yum! Brands (KFC, Pizza Hut, Long John Silver’s, A&W and Taco Bell), and others. This market currently consists mainly of shredded lettuce; however, Fresh Express has introduced new, higher-margin products into this market, such as sliced tomatoes and premium tender leaf salads. Fresh Express markets to foodservice customers by focusing on large, strategic accounts that provide reliable business at attractive, sustainable margins, under contracts that typically adjust pricing weekly and allow for the pass-through of raw product and other cost increases.

Sourcing

Fresh Express sources all of its raw products from third-party growers primarily located in California and Arizona. Often, Fresh Express enters into contracts with these farmers to help mitigate supply risk and manage exposure to cost fluctuations. Fresh Express works with the growers to develop innovative, quality-enhancing and cost-effective production techniques. These techniques include removing the core of the lettuce in the field, which reduces transportation costs, production costs and processing time, and developing larger crop beds to increase yield. Fresh Express earns royalties from the use of patented technologies it owns associated with certain of these techniques.

Logistics

Once harvested, the produce is typically cooled and shipped by temperature-controlled trucks to a Fresh Express facility where it is inspected, processed, packaged and boxed for shipment. Fresh Express has six processing/distribution plants and two distribution facilities. These facilities are located in California, Georgia, Illinois, Pennsylvania and Texas. Orders for packaged, ready-to-eat salads and other fresh-cut produce are generally shipped within 24 hours from the time of processing, primarily to customer distribution centers or third-party distributors for further redistribution. Deliveries are made in temperature-controlled trucks that are contracted for hire by Fresh Express. This distribution network allows for nationwide daily delivery capability and provides consistently fresh products to customers. Furthermore, Fresh Express believes more frequent deliveries allow retailers to better manage their inventory and reduce product spoilage, which helps boost the retailers’ margins.

Fresh-cut fruit

The fresh-cut fruit business involves purchasing, processing, packaging and distributing a variety of fresh-cut fruit products, including apples, grapes, pineapple, watermelon, cantaloupe and honeydew melon in Chiquita-branded consumer-friendly packaging, in a variety of sizes from single servings and snacks to party trays. The company sources fruit from North and South America, depending on the season, and cuts and packages the fruit in sealed packages. It makes frequent deliveries to customers, which include retailers, such as large grocery chains, and distributors, as well as foodservice customers, primarily quick service restaurants. Its primary competitors are regional producers of branded and private label fresh-cut fruit selections, although many grocery retailers also compete with produce cut and packaged on their premises. Chiquita began its fresh-cut fruit operations in 2003 and Fresh Express began its fresh-cut fruit operations in 2002. With the acquisition of Fresh Express, the company’s fresh-cut fruit business, the products of which are all now marketed under the “Chiquita” brand, now serves approximately two-thirds of the United States. Its new Chiquita Fruit Bites sliced apple snacks are sold throughout most of the U.S. while the remaining cut fruit business is concentrated in geographies closer to the processing facilities in Chicago, Atlanta, and Salinas, California. In a growing and rapidly evolving category, the company is continuing to focus on technology, pricing, product mix, marketing and packaging.

*******

For further information on factors affecting Chiquita’s results of operations, including results by business segment, liquidity, and financial condition, see “Managements Discussion and Analysis of Financial Condition and Results of Operations” and Note 15 to the Consolidated Financial Statements, both included in Exhibit 13, and “Item 1A - Risk Factors.”

INTELLECTUAL PROPERTY

The Chiquita® brand is recognized in North America and many parts of Europe and Asia, and the company believes it is associated with healthy, fresh and high quality produce items. Approximately 85% of the bananas sold by the company during 2005 were sold under the “Chiquita” brand name. The company generally obtains a premium price for its Chiquita branded bananas. To a limited extent, the company licenses its trademarks to other companies for use in preparing processed food products, for example, baby food, cookies and other baked goods containing processed bananas. One of Chiquita’s business strategies is to leverage the Chiquita brand into new profitable businesses.

Fresh Express® is a registered trademark owned by Fresh Express and its affiliates. Fresh Express and its affiliates have patents covering a number of proprietary technologies, including atmospheres used in packaging salads to preserve freshness and methods of harvesting and maintaining produce products. These patents expire at various times from 2006 through 2021, including renewals. No material or significant patents expire before 2010. Fresh Express relies heavily on certain proprietary machinery and processes that are used to prepare some of its products; however, in the food preparation field, new technology may be developed before existing patents and proprietary rights expire.

HEALTH, ENVIRONMENTAL AND SOCIAL RESPONSIBILITY

Beginning in the early 1990s, the company invested significant capital to improve its production and logistics efficiency and environmental performance. Since 1991, the company has undertaken a significant effort to achieve certification under the standards of the Rainforest Alliance, an independent non-governmental organization. This independent certification program for banana producers is aimed at improving and managing environmental impact and improving conditions for workers. All of Chiquita’s owned banana farms in Latin America have achieved annual certification under this program since 2000. The company is also working with its third-party suppliers to achieve compliance with these standards and, as of December 2005, 83% of the independent grower hectares that supply Chiquita had achieved this certification. Certification requires that farms meet pre-defined performance criteria as judged by annual audits conducted by the Sustainable Agriculture Network, a coalition of third-party environmental groups coordinated by the Rainforest Alliance. In late 2005, the company launched an award-winning marketing campaign featuring its Rainforest Alliance certification, which strengthened its brand equity and reinforced its reputation for environmental and social responsibility in Europe, where Chiquita is the market leader and generally obtains a premium price for its Chiquita-branded bananas.

Similarly, in late 2004, Chiquita achieved certification of 100% of its owned banana farms in Latin America to the Social Accountability 8000 labor standard, which is based on the core International Labor Organization conventions. The company’s Costa Rica division earned SA8000 certification in 2002, and Chiquita’s operations in Bocas, Panama and Colombia received this certification in late 2003 (prior to Chiquita’s sale of its Colombian operation in June 2004). In addition, Chiquita’s operations in Honduras and Guatemala became certified in 2004. In each case, Chiquita was the first major agricultural operator in these countries to receive this certification.

In addition, as of December 2005, 100% of the company’s owned banana farms had achieved EUREPGAP certification, an international food safety standard. More details about the Rainforest Alliance, SA8000, EUREPGAP, and the company’s performance in meeting high social and environmental standards are available on the company’s website at www.chiquita.com.

The company’s worldwide operations and products are subject to inspections by environmental, food safety, health and customs authorities as well as numerous governmental regulations, including those relating to the use and disposal of agrichemicals, the documentation of food shipments and the traceability of food products. The company believes it is substantially in compliance with applicable regulations.

EMPLOYEES

As of December 31, 2005, the company had approximately 25,000 employees. Approximately 18,000 of these employees work in Central and South America, including approximately 12,000 workers covered by 19 labor contracts. Approximately 1,500 of Fresh Express’s 4,000 employees are covered by 3 labor contracts. Labor contracts typically have terms of two to five years. Eight labor contracts covering approximately 3,000 employees in Central America expire during 2006.

INTERNATIONAL OPERATIONS

The company’s operations in some Central and South American countries are dependent upon leases and other agreements with the governments of these countries. Chiquita leases the land for its Bocas division, on the Caribbean coast of Panama, from the Republic of Panama. The lease has an initial term of 20 years expiring at the end of 2017, with consecutive 12-year extension periods. The lease can be cancelled by Chiquita at any time on three years’ prior notice; the Republic of Panama has the right not to renew the lease at the end of the initial term or any extension period, provided that it gives four years’ prior notice.

The company’s operations involve transactions in a variety of currencies. Sale transactions denominated in foreign currencies primarily involve the euro, and costs denominated in foreign currencies primarily involve several Latin American currencies and the euro. Accordingly, Chiquita’s operating results may be significantly affected by fluctuations in currency exchange rates. This is particularly true for the company’s Banana segment operations in Europe. In the Fresh Select segment, many of the non-U.S. dollar sales are of produce items which are purchased in the same currencies. Currency fluctuations affect Chiquita’s operations because its financial results are reported in U.S. dollars, and the U.S. dollar equivalent of Chiquita’s non-U.S. dollar revenues and costs depends on applicable exchange rates at the times the revenues are recognized or the costs are incurred. This is especially true with respect to the euro-U.S. dollar exchange rate. Chiquita’s policy is to exchange local currencies for dollars promptly upon receipt, thus reducing exchange risk. Chiquita also engages in various hedging activities to mitigate the effect of foreign exchange volatility on its financial results. For information with respect to currency exchange, see Notes 1 and 9 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Exhibit 13. For information on certain risks of international operations, see “Item 1A - Risk Factors.”

ADDITIONAL INFORMATION

Through its website www.chiquita.com, Chiquita makes available, free of charge, its reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with the SEC. To access these documents on the website, click on “Investors” and “SEC Filings.” The company’s corporate governance policies, board committee charters and Code of Conduct are also available on the website listed above, free of charge, by clicking on “Investors” and “Governance.” A copy of any of these documents will be provided to any shareholder upon request to the Corporate Secretary, Chiquita Brands International, Inc., 250 East Fifth St., Cincinnati, Ohio, 45202 or by calling (513) 784-8100. The documents available on Chiquita’s website, including those relating to environmental and social responsibility, are not incorporated by reference into this report.

ITEM 1A - RISK FACTORS

In evaluating and understanding us and our business, you should carefully consider (1) all of the information set forth in this 10-K report, including the consolidated financial statements and notes thereto and management’s discussion and analysis included in Exhibit 13, (2) information in our other filings with the SEC, including any future 10-Q’s and 8-K’s and (3) the risks described below. The risks described below are not the only ones facing us. Additional risks not presently known or that we currently deem immaterial may also impact our business operations and even the risks identified below may adversely affect our business in ways we do not currently anticipate. Our business, financial condition or results of operations could be materially adversely affected by any of these risks.

The impact of changes in the European Union (“EU”) banana import regime implemented in 2006 could adversely affect our European business and our operating results.

In January 2006, the European Commission (“EC”), the governing body of the EU, implemented a new regulation relating to the importation of bananas into the EU. It eliminates the quota that previously applied to the import of Latin American bananas. In addition, it gives a tariff preference to certain African, Caribbean and Pacific (“ACP”) sources, which in many cases are former EU colonies, while it imposes a higher tariff on bananas imported from Latin America and other non-ACP sources. The new regulatory structure and its anticipated direct impact on us are summarized in the table below.

	Previous EU regulation on total annual industry banana imports	New EU regulation on total annual industry banana imports	Impact to Chiquita of Change in Regulations
NON-ACP FRUIT

Quota (EU 25)	3,113,000 metric tons (equivalent to 172 million boxes, or 67% of total market volume)	No quota restriction	Too early to determine impact on supply and demand, and short- and long-term price of bananas in the EU market; however, we would be adversely affected if there were a substantial increase in industry imports that caused a decline in market pricing. We sell at a significant price premium to competition in the EU-25 markets, in which we sold 51 million boxes in 2005.

Tariff rate	€75/metric ton; additional tariff of €680/metric ton for amounts imported above quota	€176/metric ton, with no quota	We would pay approximately $110 million more in tariffs in 2006, based on our volume of bananas imported into the EU in 2005.

The tariff increase is €1.84 per 40 pound box (or $2.20 per box at current exchange rates). The new tariff rate provides a total advantage to ACP (non-tariff) and EU bananas of €3.20 per box (or $3.80 per box at current exchange rates).

Too early to determine the degree to which increased costs may be passed on to customers or consumers.

License requirement	Allocated to various users, including us; we received 26% of all non-ACP licenses issued in 2005. However, we also bought licenses from others in order to import and sell an additional 4% of non-ACP volume.	Licenses are used for administrative record-keeping only, and have no economic value.	Without a quota, the new license regime will no longer provide us a guaranteed portion of the market or an advantage over other importers that did not have substantial license allocations under the former regime.

On the other hand, under the new regime we will no longer incur costs, which totaled approximately $40 million in 2005, to purchase licenses.

ACP FRUIT

Exemption for ACP	No tariff for 750,000 metric tons (equivalent to 41 million boxes, or 16% of total market volume); tariff of €380/metric ton for amounts imported above quota

No tariff for 775,000 metric tons; €176/metric ton tariff applies to any amounts imported above that amount.

Licenses required to regulate tariff-free amount; majority granted on a “first-come, first served” basis.

We sell a small amount of ACP-sourced bananas in the EU, and may expand our sourcing in ACP countries. There can be no assurance that additional volume would be available to us from independent growers, and any new owned farms would require significant capital investment.

EUROPEAN COMMUNITY PRODUCTION

Exemption for EC Production	Not subject to quota or tariff. Historical production of approximately 800,000 metric tons, which is supported by EU compensatory aid subsidies (equivalent to 44 million boxes, or 17% of total market volume).	No change.	No change. EU production includes sources such as Martinique, Guadeloupe and the Canary Islands that are part of the EU.
In recent years, we have not sold bananas from these EU sources.

TOTAL

Total Market	4,667,000 metric tons (equivalent to 257 million boxes).	Subject to competitive supply and demand.

Certain Latin American producing countries have taken steps to challenge this regime as noncompliant with the EU’s World Trade Organization obligations not to discriminate among supplying countries. There can be no assurance that any challenges will result in changes to the EC’s regime.

As noted in the table above, based on 2005 volume levels, the net cost increase to us of the higher tariff, after the savings from the elimination of the need to purchase licenses, would be approximately $70 million. It is too early to determine the impact of this new regime on industry volumes and prices, including the extent to which we may be able to pass on increased tariffs and other industry costs to our customers in the form of higher prices for bananas. However, the overall negative impact of the new regime on us is expected to be substantial, despite our intent to maintain our price premium in the European market.

We may be unable to successfully integrate our new Fresh Express business, including the combined fresh-cut fruit business.

We acquired the Fresh Express business in June 2005. Successful integration of Fresh Express with our operations will depend upon our ability to manage the combined operations in order to realize opportunities for revenue growth and eliminate redundant and excess costs, particularly in the areas of logistics, distribution and sales and marketing. We cannot assure you that we will achieve the results anticipated in the acquisition, including expected synergies of $20 million by 2008. Although we have begun the integration, it could take longer to complete the integration than planned and unanticipated difficulties and expenses could arise. Key risks include:

•	loss of business relationships with suppliers and customers of Fresh Express; and

•	the diversion in focus of our management team during the integration process.

Our consolidated financial results for the three years ended December 31, 2005 include only six months during which Fresh Express was under our management, and therefore may not be indicative of our future financial condition or operating results.

As of December 31, 2005, approximately 40% of the assets on our balance sheet consisted of intangible assets such as goodwill and trademarks, the value of which depends on a variety of factors, including the success of our business and earnings growth. In particular, if we are not successful with the Fresh Express business, we might have to write off goodwill associated with that acquisition.

In connection with the acquisition, we combined the Fresh Express fresh-cut fruit business with our own startup fresh-cut fruit business, the products of which are all now marketed under the “Chiquita” brand. On an operating income basis, our fresh-cut fruit operation (excluding Fresh Express) lost $5 million in 2003, $13 million during 2004 and $11 million during 2005 (excluding the $6 million of Manteno shutdown charges described below). In February 2006, we closed two fresh-cut fruit processing facilities, located in Manteno, Illinois, and Kansas City, Missouri, as part of a supply chain optimization plan; this resulted in charges of $6 million in the fourth quarter of 2005 and will result in an additional charge of approximately $2 million in the first quarter of 2006. There is no assurance that our combined fresh-cut fruit operations will generate the returns that we expect, that we will successfully rebrand these combined fresh-cut fruit operations, or that we will be able eventually to compete successfully in the fresh-cut fruit business.

Adverse weather conditions, natural disasters, crop disease, pests and other natural conditions can impose significant costs and losses on our business.

The production of fresh produce is vulnerable to adverse weather conditions, which commonly occur but are difficult to predict. These range from drought and temperature extremes, to windstorms and floods, which are more common in tropical lowland areas where bananas are typically grown. Fresh produce is also vulnerable to crop disease and to pests, which may vary in severity and effect, depending on the stage of agricultural production at the time of infection or infestation, the type of treatment applied and climatic conditions. In the past, crop diseases have caused certain produce industries to replant entire areas and to change plant varieties, all at considerable costs in both capital investment and temporary lack of available supply.

Unfavorable growing conditions caused by these factors can reduce both crop size and crop quality. In extreme cases, entire harvests may be lost. These factors may result in lower sales volume and, in the case of farms we own, increased costs to us due to expenditures for additional agricultural techniques or agrichemicals, the repair of infrastructure and replanting to replace damaged or destroyed crops. If banana plantings are destroyed, approximately nine months are required from replanting to first harvest. Incremental costs may also be incurred if we need to find alternate short-term supplies of produce from other growers and we may be required to make separate transportation arrangements to meet our obligations to customers.

Competitors may be affected differently by these factors. If adverse conditions are widespread in the industry, they may restrict supplies and lead to an increase in spot market prices for the produce. This increase in spot market prices, however, may not impact customers that have fixed contract prices. Incremental costs also may be incurred if we need to find short-term supplies of bananas, lettuce or other produce from other growers in order to meet our obligations to existing customers. Our geographic diversity in production and sourcing locations increases the risk that we could be exposed to weather or crop-related events that may impact our operations at any given time, but lessens the risk that any single major event would have a material adverse effect on us.

In 2005, we suffered damage from several weather-related events. In the first half of the year, we experienced $11 million of increased costs for alternative banana sourcing, logistics, farm rehabilitation, and write-downs of damaged farms as a result of flooding in Costa Rica and Panama in January; in the third quarter, we incurred significant damage to our port facility in Gulfport, Mississippi as a result of Hurricane Katrina; and in the fourth quarter we incurred $17 million of losses relating to Tropical Storm Gamma, which caused severe flooding in Honduras, including a $12 million mostly non-cash charge primarily for asset write-downs, $3 million in lower volume in North America and $2 million of increased costs for replacement fruit and transportation. Although we maintain insurance to cover weather-related losses and we attempt to pass on some of the incremental costs to customers through contract price increases or temporary price surcharges, there is no assurance that we will be able to do so in the future.

We operate in a highly competitive environment and the pricing of our products is substantially dependent on market forces.

Our customers are primarily retailers and wholesalers seeking multi-year contracts with suppliers that can provide a wide range of fresh produce. Continuing industry consolidation has increased the buying leverage of the major domestic and international grocery retailers. Average prices paid by our retail customers for bananas in North America declined throughout the past decade by approximately 1.5% per year until 2005, when there was a 4% increase to partially offset rising fuel and ship charter costs and our increased costs resulting from the floods. There can be no assurance that we will be able to pass on future cost increases to our customers. Bidding for contracts or arrangements with retailers, particularly large chain stores and other large customers, can be highly competitive and we may lose prior business or not be invited to bid for new business with some customers.

Where we don’t have fixed price contracts, the selling price received for each type of produce depends on several factors, including the availability and quality of the produce item in the market and the availability and quality of competing types of produce. Excess industry supply of any produce item is unpredictable and may result in increased price competition. Produce items which are ready to be, or have been, harvested must typically be brought to market promptly in order to maximize recovery.

Approximately 25% of Fresh Express’s 2005 revenues were derived in the foodservice distribution industry, which is characterized by a high volume of sales with relatively low profit margins. Certain of Fresh Express’s sales are at prices that are based on product cost plus a percentage markup. Therefore, Fresh Express’s results may be negatively impacted when the price of food goes down, even if its percentage markup remains constant. The industry also may be sensitive to national and regional economic conditions, and the demand for Fresh Express’s products has been adversely affected from time to time by economic downturns.

Fluctuations in currency exchange rates may adversely impact our financial results.

Our operations involve transactions in a variety of currencies. Sales denominated in foreign currencies primarily involve the euro, and costs denominated in foreign currencies primarily involve several Latin American currencies and the euro. Accordingly, our operating results may be significantly affected by fluctuations in currency exchange rates. Approximately 65%, 70% and 70% of our total sales were in Europe in 2005, 2004 and 2003, respectively, although with the acquisition of Fresh Express, we anticipate that percentage will decrease to approximately 55%. From 2002 until 2004, our sales and profits increased as a result of the favorable exchange rate conversion of euro-denominated sales to U.S. dollars. Beginning in 2005, the euro began to weaken against the dollar and there can be no assurance that we will be able to offset this unfavorable currency movement with an increase to our euro pricing for bananas and other fresh produce. Our inability to do so could have a substantial negative impact on our operating results and cash flow.

Increases in the prices of purchased produce, ship charters, fuel and paper costs could adversely affect our operating results.

A significant portion of the fresh produce that we market is purchased from independent producers and importers around the globe under arrangements ranging from formal long-term purchase contracts to informal market trading with unrelated suppliers. In 2005, approximately 70% of the bananas, all of the lettuce and almost all of the other produce sourced by us were purchased from independent growers. Many factors may affect the cost and supply of fresh produce, including external conditions, commodity market fluctuations, currency fluctuations, changes in governmental regulations, agricultural programs, and severe and prolonged weather conditions and natural disasters. Increased costs for purchased bananas have in the past negatively impacted our operating income results, and there can be no assurance that they will not adversely affect our operating results in the future. During periods of severe shortages of high-quality lettuce, Fresh Express has been required to purchase more expensive lettuce on the open market and may be required to do so in the future.

We use chartered ships to transport more than 30% of our banana shipments, and charter rates have been increasing in recent years. The price of bunker fuels used in shipping operations is also an important variable component of transportation costs. Our fuel costs have increased substantially since 2003, and there can be no assurance that there will not be further increases in the future. In addition, fuel and transportation cost is a significant component of much of the produce which we purchase from growers or distributors, and there can be no assurance that we will be able to pass on to our customers the increased costs we incur in these respects.

The cost of paper is also significant to us because bananas and some other produce items are packed in cardboard boxes for shipment. If the price of paper increases, or the price of the fresh produce that we purchase increases due to paper cost increases, and we are not able to effectively pass these price increases along to our customers, then our operating income will decrease. Increased costs for paper since 2003 have negatively impacted our operating income, and there can be no assurance that these costs will not adversely affect our operating results in the future.

Our substantial level of indebtedness and the financial covenants in our debt agreements could adversely affect our ability to react to changes in our business, and we may be limited in our ability to use debt to fund future capital needs. Additionally, a significant amount of our indebtedness bears interest based on floating rates of interest which could increase our interest expense.

As of December 31, 2005, our indebtedness was approximately $1 billion (including approximately $500 million of subsidiary debt). Our high level of indebtedness could limit our ability to borrow additional funds and require us to dedicate a substantial portion of our cash flow from operations to service the indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate expenditures. This, in turn, could:

•	increase our vulnerability to adverse general economic or industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business or our industry;

•	restrict us from making strategic acquisitions, introducing new products or services, or exploiting business opportunities; and

•	place us at a competitive disadvantage relative to competitors that have less debt or greater financial resources.

Moreover, most of our indebtedness is issued under debt agreements which require continuing compliance with financial and other covenants. Our 2006 operating plan contemplates that we will remain in compliance with these covenants, the most restrictive of which are in our $650 million bank credit facility, which includes a $150 million revolving credit facility and $398 million of outstanding term loans. However, if our financial performance declines below our operating plan as a result of pricing in Europe under the new EU banana import regime, lower than expected earnings growth at Fresh Express, unfavorable resolution of governmental investigations or other contingencies, or other factors, we may be required to seek covenant relief from our lenders or restructure our debt facility, which would increase the cost of our borrowings and/or restrict our access to capital.

Currently, approximately $500 million of our indebtedness bears interest at rates that fluctuate with prevailing interest rates. As a result, our interest expense under these facilities will increase if and as interest rates increase.

Labor problems can increase our costs or disrupt our operations.

Approximately 12,000 of our employees working in Central and South America are covered by 19 labor contracts. Approximately 1,500 of our Fresh Express employees, all of whom work in the United States, are covered by 3 labor contracts. Eight of these contracts covering approximately 3,000 employees in Latin America expire during 2006. There can be no assurance that we will be able to successfully renegotiate these contracts on commercially reasonable terms.

Strikes or other labor-related actions sometimes occur upon expiration of labor contracts or during the term of the contracts. In the past, we have experienced labor stoppages and strikes. These have in the past and may in the future result in increased costs and, in the case of agricultural workers, decreased crop quality as a result of a temporary curtailment of agricultural practices. When prolonged strikes or other labor actions occur in agricultural production, growing crops may be significantly damaged or rendered unharvestable as a result of the disruption of irrigation, disease and pest control and other agricultural practices.

Our international operations subject us to numerous risks, including U.S. and foreign governmental investigations and claims.

We have international operations in many foreign countries, including in Central and South America, the Philippines and the Ivory Coast. These activities are subject to risks inherent in operating in these countries, including government regulation, currency restrictions and other restraints, burdensome taxes, risks of expropriation, threats to employees, political instability, terrorist activities, including extortion, and risks of U.S. and foreign governmental action in relation to us. Should such circumstances occur, we might need to curtail, cease or alter our activities in a particular region or country. Our ability to deal with these issues may be affected by applicable U.S. laws and the need to protect our employees and assets.

In April 2003, our management and audit committee, in consultation with our board of directors, voluntarily disclosed to the U.S. Department of Justice, Criminal Division (the “Justice Department”), that our banana producing subsidiary in Colombia, which was sold in June 2004, had been forced to make “protection” payments to certain groups in that country. The voluntary disclosure to the Justice

Department was made because our management became aware that these groups had been designated as foreign terrorist organizations under a U.S. statute that makes it a crime to support such an organization. We requested the Justice Department’s guidance. Following the voluntary disclosure, the Justice Department undertook an investigation, including consideration by a grand jury. We have cooperated with that investigation. In March 2004, the Justice Department advised that, as part of its criminal investigation, it would be evaluating the role and conduct of the company and some of its officers in the matter. In September-October 2005, we were advised that the investigation is continuing and that the conduct of our company and some of our officers and directors remains within the scope of the investigation. We intend to continue our cooperation with this investigation, but we cannot predict its outcome or any possible adverse effect on us (including the materiality thereof), which could include the imposition of fines and/or penalties.

Other legal proceedings that expose us to risk are described in “Item 3 - Legal Proceedings.”

Our operations and products are regulated in the areas of food safety, customs and protection of human health and the environment.

Our worldwide operations and products are subject to inspections by environmental, food safety, health and customs authorities as well as numerous governmental regulations, including those relating to the use and disposal of agrichemicals, the documentation of food shipments and the traceability of food products. As these regulations continue to be revised and new laws enacted, they generally become more stringent and the cost to comply with them increases. We believe we are substantially in compliance with applicable regulations. However, actions by regulators in the past have required, and in the future may require, operational modifications or capital improvements at various locations. In addition, if violations occur, regulators can impose fines, penalties and other sanctions. The costs of these modifications, improvements, fines and penalties could be substantial. We have been and may in the future be subject to private lawsuits alleging that our operations caused personal injury or property damage.

We are subject to the risk of product liability claims.

The sale of food products for human consumption involves the risk of injury to consumers. While we believe we have implemented practices and procedures in our operations to promote high quality and safe food products, we cannot be sure that consumption of our products will not cause a health-related illness in the future or that we will not be subject to claims or lawsuits relating to such matters. In 2005, another producer of packaged salads had to recall product in one metropolitan area due to consumer illness caused by bacterial contamination. In addition to packaged salads, our fresh-cut fruit operations in the United States and fresh juice bars in Europe subject us to risks relating to food safety and product liability. The negative publicity surrounding any assertion that our products caused illness or injury, even if baseless, could adversely affect our reputation with existing and potential customers as well as our corporate and brand image. Although we maintain product liability insurance in an amount which we believe to be adequate, claims or liabilities of this nature might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others or they might exceed the amount of our insurance coverage. In addition, large retail customers often require us to indemnify them for claims made by consumers who have purchased our products, regardless of whether the claim arises from our handling of the product or its handling when it was in the possession and control of the retailer.

Events or rumors relating to the “Chiquita” or “Fresh Express” brands could significantly impact our business.

Consumer and institutional recognition of the “Chiquita” and “Fresh Express” trademarks and related brands and the association of these brands with high-quality and safe food products as well as responsible business practices are an integral part of our business. The occurrence of any events, rumors or negative publicity regarding the quality and safety of our food products or our business practices may adversely affect the value of our brand names and the demand for our products.

An extended interruption in our ability to ship our products could materially affect our operating results.

We ship our bananas and some of our other fresh produce in vessels owned or chartered by us. The remainder of our fresh produce is shipped by third parties. From time to time, we have experienced interruptions in our shipping, for reasons such as mechanical breakdown or damage to a ship, strikes at ports, port damage and weather-related disruptions. Terrorist activities also could lead to damage to ports, ships or shipping routes. While we believe we are adequately insured and would attempt to transport our products by alternative means if we were to experience an interruption, an extended interruption in our ability to ship and distribute our products could have a material adverse effect on us.

Our large customers may impose requirements upon us that may have an adverse effect on our results of operations.

From time to time, our large retail customers may re-evaluate or refine their business practices and, as a result, impose new or revised requirements upon their suppliers, including us. These business demands may relate to inventory practices, logistics or other aspects of the customer-supplier relationship. Some of our customers have indicated a desire to utilize radio frequency identification technology in an effort to improve tracking and management of product in their supply chain. Large-scale implementation of this technology could significantly increase our product distribution costs. Compliance with requirements imposed by significant customers may be costly and may have an adverse effect on our results of operations. However, if we fail to meet a significant customer’s demands, we could lose that customer’s business, which could have a material adverse effect on our results of operations.

We operate some of our businesses through joint ventures in which our rights to control business decisions may be limited.

We currently operate parts of our business, notably our Asian banana production and sales, through joint ventures with other companies and in the future we may enter into additional joint ventures. Joint venture investments may involve risks not otherwise present for investments made solely by us. For example, we may not control the joint ventures; joint venture partners may not agree to distributions that we believe are appropriate; joint venture partners may not observe their commitments; joint venture partners may have different interests than we have and may take action contrary to our interests; and it may be difficult for us to exit a joint venture after an impasse or if we desire to sell our interest.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

As of December 31, 2005, Chiquita owned approximately 40,000 acres and leased approximately 20,000 acres of improved land, principally in Costa Rica, Panama, Honduras, Chile and Guatemala. This land is primarily used for the cultivation of bananas and support activities. The company also owns warehouses, power plants, packing stations, irrigation systems and loading and unloading facilities used in connection with its operations.

In the company’s Fresh Cut segment, the company operates processing/distribution facilities at six locations and distribution facilities at two locations in the United States. These are strategically located to ensure rapid delivery to customers and to maximize product freshness. The following table presents information about these manufacturing/distribution facilities:

Location	Owned/Leased (Expiration date if leased)	Function
Atlanta, GA	Leased[1]	Processing/Distribution
Carrollton, GA	Owned	Processing/Distribution
Chicago, IL	Owned	Processing/Distribution
Franklin Park, IL	Leased (2010 and 2011)	Processing/Distribution
Grand Prairie, TX	Leased (2024)	Processing/Distribution
Salinas, CA	Owned	Processing/Distribution
Geneva, IL	Leased (2006)	Distribution
Greencastle, PA	Owned	Distribution

[1]	Fresh Express has the right to purchase this facility for $10.00 from the Clayton County Development Authority.

Chiquita owned eight conventional refrigerated vessels and four refrigerated container vessels as of December 31, 2005. The container ships are highly specialized to the company’s operations; they would be difficult to replace on short notice and the resale market for them would also be limited. The company also had seven conventional refrigerated vessels under time charters with commitment periods of up to two years. A bareboat charter requires Chiquita to obtain and provide its own crew and technical services while, under a time charter lease, the third-party ship owner provides the ship complete with crew and technical support. In addition, when necessary, the company enters into spot charters and freight contracts to supplement its transportation resources. From time to time, excess capacity in the company’s ships may be utilized by transporting cargo for third parties. Chiquita’s fleet was built through a substantial investment program during the late 1980s and early 1990s. These refrigerated transport vessels have economic lives in excess of 25 years. The owned ships are pledged as collateral for related financings. See Note 10 to the Consolidated Financial Statements in Exhibit 13 for further description of indebtedness secured by the company’s ships. Chiquita also owns or leases other related equipment, including refrigerated container units, used to transport fresh produce.

Chiquita leases the space for its headquarters in Cincinnati, Ohio. The company’s subsidiaries own and lease warehouses, ripening facilities, distribution facilities, office space and other properties in connection with their operations, principally in Europe and the United States.

Chiquita Brands L.L.C. (“CBL”) owns directly or indirectly substantially all the business operations and assets of the company; it owns directly substantially all of the company’s trademarks. Substantially all U.S. assets of CBL and its subsidiaries are pledged to secure CBL’s credit facility. The credit facility is also secured by liens on CBL’s trademarks, a guarantee by CBII secured by a pledge of CBL’s equity, and pledges of stock of and guarantees by various CBL subsidiaries worldwide. See Note 10 to the Consolidated Financial Statements for a more complete description of the CBL credit facility.

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

For further information with respect to the company’s physical properties, see the descriptions under “Item 1 - Business” above, and Notes 6 and 7 to the Consolidated Financial Statements included in Exhibit 13.

ITEM 3 - LEGAL PROCEEDINGS

Justice Department Investigation. In April 2003, the company’s management and audit committee, in consultation with the board of directors, voluntarily disclosed to the U.S. Department of Justice, Criminal Division (the “Justice Department”), that its banana producing subsidiary in Colombia, which was sold in June 2004, had been forced to make “protection” payments to certain groups in that country which had been designated under United States law as foreign terrorist organizations. The company’s sole reason for allowing its subsidiary to submit to these payment demands had been to protect its employees from the risks to their safety if the payments were not made. The voluntary disclosure to the Justice Department was made because the company’s management became aware that these groups had been designated as foreign terrorist organizations under a U.S. statute that makes it a crime to support such an organization. The company requested the Justice Department’s guidance. Following the voluntary disclosure, the Justice Department undertook an investigation, including consideration by a grand jury. The company has cooperated with that investigation. In March 2004, the Justice Department advised that, as part of its criminal investigation, it would be evaluating the role and conduct of the company and some of its officers in the matter. In September-October 2005, the company was advised that the investigation is continuing and that the conduct of the company and some of its officers and directors remains within the scope of the investigation. The company intends to continue its cooperation with this investigation, but it cannot predict its outcome or any possible adverse effect on the company (including the materiality thereof), which could include the imposition of fines and/or penalties.

Italian Customs Cases. There are multiple pending proceedings involving potential liability of the company’s Italian subsidiary Chiquita Italia S.p.A. (“Chiquita Italia”) for additional customs duties on the import of bananas by Socoba S.r.l. (“Socoba”) into Italy during the years 1998 to 2000 for sale to Chiquita Italia. The duties are alleged to be due because these imports were made with licenses that were purportedly issued by the Spanish Ministry of Foreign Trade but were subsequently determined to have been forged. The amount of potential liability is based on the difference between the tariff rate for Latin American bananas imported with valid licenses (€75 per metric ton) and the tariff rate for Latin American bananas imported without valid licenses (€850 per metric ton), plus related taxes and interest. The authorities contend that Chiquita Italia should be jointly liable with Socoba because (a) Socoba was controlled by the former general manager of Chiquita Italia and allegedly managed for the benefit of Chiquita Italia and (b) the import transactions benefited Chiquita Italia, which arranged for Socoba to purchase the bananas from another Chiquita subsidiary and, after customs clearance, sell them to Chiquita Italia. In the first of these proceedings, Chiquita Italia received a notice of assessment in 2004 from customs authorities in Trento, Italy stating that Chiquita Italia, Socoba, the former managing director of Chiquita Italia and the managing director of Socoba are jointly and severally liable for approximately € 4.6 million of duties and taxes, plus interest, related to imports cleared in Trento. Subsequently, in May 2005 Chiquita Italia received notice of an investigation underway by customs authorities in Genoa, Italy into the possible joint liability of Chiquita Italia and Socoba for approximately €26.9 million (approximately $32 million) of duties and taxes, plus interest (an estimated €13.4 million, or approximately $16 million, of interest having accrued to date). The scope of the Genoa investigation includes all banana imports into Italy by Socoba for sale to Chiquita Italia that used the purported Spanish licenses, including imports cleared by customs authorities in Genoa, Trento and other Italian jurisdictions. Therefore, any amounts ultimately paid by Chiquita Italia in the Trento proceeding, or any similar proceedings in other jurisdictions, should reduce any ultimate liability of Chiquita Italia arising out of the Genoa investigation. In addition to the Trento assessment, Chiquita has thus far received assessments from customs authorities in Genoa and another jurisdiction totaling approximately €9.2 million. Chiquita Italia has appealed the Trento assessment to the Tax Commission in Trento and will appeal all other assessments, through appropriate procedures, on the bases that (a) Chiquita Italia had a good faith belief at the time the import licenses were obtained and used, that they were valid and (b) no Chiquita entity has ever had an ownership interest in Socoba, and Chiquita Italia should therefore not be held responsible for the acts of Socoba. In addition, Chiquita Italia has intervened in a judicial action filed by Socoba in Genoa, now in Rome, in March 2005 for a declaratory judgment that the Spanish licenses in question should be regarded as genuine. The Company’s Italian subsidiary has requested suspension of payment, pending appeal, of the Trento assessment and intends to request suspension of payment of all other assessments. The authorities may require the Italian subsidiary to post bank guarantees for the full amounts assessed as a condition to suspension of payment.

An unrelated “false license” case involves licenses used in 1998 to import bananas for Chiquita Italia that were obtained by an independent Italian license broker from the Italian Ministry of Foreign Trade on the basis of allegedly false license applications. In that case, in 1999 and 2002 the customs authorities in Trento assessed Chiquita Italia an aggregate of approximately €1.2 million of additional customs duties and taxes, plus interest (an estimated €0.6 million of interest having accrued to date). In 2004, an appellate court in Trento upheld the assessments, which Chiquita Italia is appealing to the Court of Cassation (the highest court in Italy) on the basis that it had no reason to know that the broker’s applications were false. In June 2004, at the conclusion of a related criminal investigation into the involvement of the current managing director of Chiquita Italia in this “false license” situation, an investigative judge found that the managing director did not engage in illegal conduct with respect to the use of those licenses. The public prosecutor in Trento appealed this decision. In May 2005, an appellate court in Trento affirmed the finding that the managing director did not know the licenses were fraudulently obtained, but convicted him of engaging in a license usage transaction whose structure was “fraudulent” and sentenced him to one year in prison, which it conditionally suspended. The structure in question, which the company believes was common in the industry, involved the sale of bananas by a Chiquita subsidiary to a license holder, who, after using the license to clear customs, sold the bananas to Chiquita Italia. The managing director has appealed this decision to the Court of Cassation on the basis that governmental authorities in Italy and elsewhere in the EU have confirmed the legality of the transaction structure in question.

Personal Injury Cases. Between October 2004 and May 2005, four lawsuits were filed in Superior Court of California, Los Angeles County against two manufacturers of an agricultural chemical called DBCP, as well as three banana producing companies, including the company, that used DBCP. The approximately 4,800 plaintiffs in these U.S. lawsuits claim to have been workers on banana farms in Costa Rica, Panama, Guatemala and Honduras owned or managed by the defendant banana companies and allege sterility and other injuries as a result of exposure to DBCP. In October 2005, the company learned of a lawsuit filed against the same defendants, including the company, in civil court in the City of David, Panama on behalf of approximately 400 persons who allegedly suffered a variety of injuries and illnesses, mostly other than sterility, resulting from exposure to DBCP. In November 2005, a lawsuit in Panabo City, Philippines on behalf of approximately 2,100 purported banana workers against the same defendants, alleging sterility and other injuries as a result of exposure to DBCP, was served on the company’s Philippine counsel. The U.S. cases have not quantified the alleged damages; the Panamanian case seeks a total of $85 million; and the Philippines case seeks approximately $50,000 per plaintiff. No evidence has yet been offered in the Panama or Philippines lawsuits to support the plaintiffs’ alleged exposure to DBCP or the allegations of injury or illness. Similarly, little or no substantive discovery has occurred in the U.S. cases. None of these suits identify how many of the approximately 7,300 total named plaintiffs purport to have claims against Chiquita, as opposed to other banana company defendants. Although the company has little information with which to evaluate these lawsuits, it believes it has meritorious defenses, including the fact that the company used DBCP commercially only from 1973 to 1977 while it was registered for use by the U.S. Environmental Protection Agency and, to its knowledge, never used DBCP commercially in either Guatemala or Honduras. The EPA did not revoke DBCP’s registration for use until 1979. In the Philippines, the company never had any agricultural workers and purchased all of its bananas from an independent grower.

The company had previously settled (in 1998 for $4.7 million) virtually all of the DBCP cases that had been brought against it and other defendants in U.S. and foreign courts on behalf of approximately 4,000 claimants in Panama, the Philippines and Costa Rica. (A purported DBCP class action in Hawaii state court that had identified 11 claimants against the three banana producing companies and alleged an indeterminate number of other claimants was not settled and remains pending but dormant. In addition, a number of Philippine settling claimants represented by new counsel subsequently challenged in Philippine court whether the settlement funds were properly distributed to these claimants.) At the time these cases were settled, the company believed that these settlements covered the great preponderance of workers who could have had claims against the company arising in these three countries. To the company’s knowledge, the company did not use DBCP in other countries.

Over the last 19 years, a number of claims have been filed against the company on behalf of merchant seamen or their personal representatives alleging injury or illness from exposure to asbestos while employed as seamen on company-owned ships at various times from the mid-1940s until the mid-1970s. The claims are based on allegations of negligence and unseaworthiness. In these cases, the company is typically one of many defendants, including manufacturers and suppliers of products containing asbestos, as well as other shipowners. Six of these cases are pending in state courts in various stages of activity. Over the past eight years, 25 state court cases have been settled and 34 have been resolved without any payment. In addition to the state court cases, there are approximately 5,300 federal court cases that are currently inactive (known as the “MARDOC” cases). The MARDOC cases are managed under the supervision of the U.S. District Court for the Eastern District of Pennsylvania (the “Federal Court”). In 1996, the Federal Court administratively dismissed all then pending MARDOC cases without prejudice for failure to provide evidence of asbestos-related disease or exposure to asbestos. Under this order, all MARDOC cases subsequently filed against the company have also been administratively dismissed. The MARDOC cases are subject to reinstatement by the Federal Court upon a showing of some evidence of asbestos-related disease, exposure to asbestos and service on the company’s ships. While six MARDOC cases have been reinstated against the company, one of the cases has been dismissed and there has been little activity in the remaining five reinstated cases to date. As a matter of law, punitive damages are not recoverable in seamen’s asbestos cases. Although the company has very little factual information with which to evaluate these maritime asbestos claims, management does not believe, based on information currently available to it and advice of counsel, that these claims will, individually or in the aggregate, have a material adverse effect on the financial statements of the company.

Competition Law Proceedings. In June 2005, Chiquita announced that its management had recently become aware that certain of its employees had shared pricing and volume information with competitors in Europe over many years in violation of European competition laws and company policies, and may have engaged in several instances of other conduct which did not comply with European competition laws or applicable company policies. The company promptly stopped the conduct and notified the European Commission (“EC”) and other regulatory authorities of these matters; and the company is cooperating with the related investigation subsequently commenced by the EC. Based on the company’s voluntary notification and cooperation with the investigation, the EC notified Chiquita that it would be granted immunity from any fines related to the conduct, subject to customary conditions, including the company’s continuing cooperation with the investigation. Accordingly, Chiquita does not expect to be subject to any fines by the EC. However, if at the conclusion of its investigation, which could continue until 2007 or later, the EC were to determine, among other things, that Chiquita did not continue to cooperate, then the company could be subject to fines, which, if imposed, could be substantial. The company does not believe that the reporting of these matters or the cessation of the conduct should have any material adverse effect on the regulatory or competitive environment in which it operates, although there can be no assurance in this regard.

In July through November 2005, eight class action lawsuits were filed in the U.S. District Court for the Southern District of Florida against the company and three of its competitors on behalf of entities that purchased bananas in the United States either directly (6 cases) or indirectly (2 cases) from the defendants from May 1999 to the present. The complaints allege that the defendants engaged in a conspiracy to artificially raise or maintain prices and control and restrict output of bananas in the United States. The plaintiffs seek treble damages for violation of Section 1 of the Sherman Antitrust Act. The complaints provide no specific information regarding the allegations. The cases involving the indirect purchasers are currently pending before one judge, and the cases involving the direct purchaser defendants are pending before a different judge. The company expects them to be coordinated, but not consolidated. The company believes that the lawsuits are without merit. In December 2005, the company and other defendants filed a motion to dismiss the cases involving direct purchasers.

A number of other legal actions are pending against the company. Based on information currently available to the company and on advice of counsel, management does not believe these other legal actions will, individually or in the aggregate, have a material adverse effect on the financial statements of the company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 15, 2006, there were 1,318 common shareholders of record. The common stock is traded on the New York Stock Exchange. Information concerning restrictions on the company’s ability to declare and pay dividends on the common stock, the amount of common stock dividends declared, and price information for the company’s common stock is contained in Notes 10, 13 and 18, respectively, to the Consolidated Financial Statements included in Exhibit 13. This information is incorporated herein by reference.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Chiquita maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic filings with the SEC is (a) accumulated and communicated to the company’s management in a timely manner and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of December 31, 2005, an evaluation was carried out by Chiquita’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e). Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of that date.

Management’s report on internal control over financial reporting

The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. As a result of this assessment, management believes that, as of December 31, 2005, the company’s internal control over financial reporting was effective based on the criteria in Internal Control – Integrated Framework. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included in Exhibit 13.

Changes in internal control over financial reporting

During the quarter ended December 31, 2005, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Chiquita’s internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except for the information relating to the company’s executive officers below, the information required by this Item 10 is incorporated herein by reference from the applicable information set forth in “Election of Directors,” “Information About the Board of Directors” and “Security Ownership of Directors and Executive Officers – Section 16(a) Beneficial Ownership Reporting Compliance” which will be included in Chiquita’s definitive Proxy Statement to be filed with the SEC in connection with the 2006 Annual Meeting of Shareholders, and “Item 1 - Business—Additional Information.”

Executive Officers of the Registrant

Fernando Aguirre (age 48) has been Chiquita’s President and Chief Executive Officer and a director since January 2004 and Chairman since May 2004. From July 2002 to January 2004 he served as President, Special Projects for The Procter & Gamble Company (“P&G”), a manufacturer and distributor of consumer products, and from July 2000 to June 2002 he was President of the Global Feminine Care business unit of P&G. From July 1999 to June 2000 he was Vice President of P&G’s Global Snacks and U.S. Food Products business units, and from January 1996 to June 1999 he was President of P&G Mexico, Vice President of Laundry & Cleaning Products, Latin America and Regional Vice President, Latin America, North. Prior to that, Mr. Aguirre had served P&G in various capacities since 1980. Mr. Aguirre is also a director of Coca-Cola Enterprises Inc.

Kevin R. Holland (age 44) has been Senior Vice President, Human Resources of the company since October 2005. Prior to joining Chiquita, he served as Chief People Officer of Coors Brewing Company, the primary U.S. operating subsidiary of Molson Coors Brewing Co., from February 2003 to June 2005. Prior to his service with Coors, Mr. Holland served as Vice President, Human Resources of FedEx Corp.’s FedEx Kinkos Office & Print Center from 1999 to February 2003.

Robert F. Kistinger (age 53) has been President and Chief Operating Officer of the company’s Chiquita Fresh Group since 2000. He has served the company in various capacities since 1980.

Robert W. Olson (age 60) has been Senior Vice President, General Counsel and Secretary of the company since 1996. He joined the company as Vice President and General Counsel in 1995.

Manuel Rodriguez (age 56) has been Senior Vice President, Government and International Affairs since August 2004. He was Vice President, Government Affairs and Associate General Counsel from January 2003 to August 2004, and Associate General Counsel and Vice President of the Chiquita Fresh Group from November 1998 to December 2002. He has served the company in various legal and labor relations capacities since 1980.

Tanios Viviani (age 44) has been President of Fresh Express since July 2005. He was Vice President, Fresh Cut Fruit of the company from October 2004 to July 2005. He was Global Consortium Manager of P&G from August 2003 to October 2004 and from January 2002 to July 2003 was General Manager of P&G’s Juvian Fabric Care Services, Fabric and Home Care Division. From January 1999 to December 2001 Mr. Viviani was P&G’s Marketing Director for Global Strategic Planning and Design. Prior to that Mr. Viviani had served P&G in various capacities and locations since 1989.

Jeffrey M. Zalla (age 40) has been Senior Vice President and Chief Financial Officer since June 2005. From April 2005 to June 2005 he served as Vice President, Finance for the Chiquita Fresh Group-

North America. He served the company as Vice President, Treasurer, and Corporate Responsibility Officer from April 2003 to April 2005, Corporate Responsibility Officer and Vice President, Corporate Communications from September 2001 to April 2003 and as Vice President and Corporate Responsibility Officer from October 2000 to September 2001. Mr. Zalla was Vice President of Strategic Analysis for the Chiquita Banana Group from 1998 to 2000 and has served the company in various finance positions since 1990.

Waheed Zaman (age 45) has been Senior Vice President, Chief Information Officer and Global Procurement since December 2005. From February 2004 to December 2005 he served as Vice President and Chief Information Officer of the company. He was Associate Director of P&G’s global business services from May 2001 to February 2004. From July 1998 to May 2001 he was Associate Director, Corporate IT at P&G, but was on special assignment as Associate Director, IT North America Market Development Organization from January to September 2000. Prior to that, Mr. Zaman had served P&G in various information technology capacities since 1988.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from the applicable information set forth in “Compensation of Executive Officers” and “Information about the Board of Directors – Compensation of Directors” which will be included in Chiquita’s definitive Proxy Statement to be filed with the SEC in connection with the 2006 Annual Meeting of Shareholders.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference from the applicable information set forth in “Security Ownership of Chiquita’s Principal Shareholders,” “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” which will be included in Chiquita’s definitive Proxy Statement to be filed with the SEC in connection with the 2006 Annual Meeting of Shareholders.

ITEM 13	- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated herein by reference from the applicable information set forth in “Other Information – Certain Transactions” which will be included in Chiquita’s definitive Proxy Statement to be filed with the SEC in connection with the 2006 Annual Meeting of Shareholders.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the applicable information set forth in “Other Information – Chiquita’s Independent Registered Public Accounting Firm” which will be included in Chiquita’s definitive Proxy Statement to be filed with the SEC in connection with the 2006 Annual Meeting of Shareholders.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements. The following consolidated financial statements of the company and accompanying Reports of Independent Registered Public Accounting Firm are included in Exhibit 13:

2. Financial Statement Schedules. Financial Statement Schedules I - Condensed Financial Information of Registrant and II - Consolidated Allowance for Doubtful Accounts Receivable and Consolidated Change in Tax Valuation Allowance are included on pages 34 through 36 and pages 37 through 38, respectively, of this Annual Report on Form 10-K. All other schedules are not required under the related instructions or are not applicable. The report of the independent auditors on these financial statement schedules is included in their consent attached as Exhibit 23.

3. Exhibits. See Index of Exhibits (pages 39 through 43) for a listing of all exhibits to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2006.

CHIQUITA BRANDS INTERNATIONAL, INC.

By	/s/ Fernando Aguirre
Fernando Aguirre
Chairman of the Board, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below as of March 1, 2006:

/s/ Fernando Aguirre Fernando Aguirre	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Morten Arntzen* Morten Arntzen	Director

Jeffrey D. Benjamin* Jeffrey D. Benjamin	Director

Robert W. Fisher* Robert W. Fisher	Director

Dr. Clare M. Hasler* Dr. Clare M. Hasler	Director

Roderick M. Hills* Roderick M. Hills	Director

Durk I. Jager* Durk I. Jager	Director

Jaime Serra* Jaime Serra	Director

Steven P. Stanbrook* Steven P. Stanbrook	Director

/s/ Jeffrey M. Zalla Jeffrey M. Zalla	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Brian W. Kocher Brian W. Kocher	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

* By	/s/ Brian W. Kocher
Attorney-in-Fact**

**	By authority of powers of attorney filed with this Annual Report on Form 10-K.

CHIQUITA BRANDS INTERNATIONAL, INC. – PARENT COMPANY ONLY

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In thousands)

Condensed Balance Sheet

	December 31,
	2005	2004
ASSETS
Current assets
Cash and equivalents	$—	$—
Other current assets	2,472	1,127

Total current assets	2,472	1,127

Investments in and accounts with subsidiaries	1,485,793	1,112,255
Other assets	23,177	14,252

Total assets	$1,511,442	$1,127,634

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Long-term debt due within one year	$—	$—
Accounts payable and accrued liabilities	19,919	18,761

Total current liabilities	19,919	18,761

Long-term debt	475,000	250,000
Other liabilities	23,022	20,049

Total liabilities	517,941	288,810

Shareholders’ equity	993,501	838,824

Total liabilities and shareholders’ equity	$1,511,442	$1,127,634

CHIQUITA BRANDS INTERNATIONAL, INC. – PARENT COMPANY ONLY

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In thousands)

Condensed Statement of Operations

	2005	2004	2003
Net sales	$—	$—	$—

Cost of sales	—	—	—
Selling, general and administrative	(46,771)	(56,485)	(38,500)
Equity in earnings of subsidiaries	211,262	162,533	170,398

Operating income	164,491	106,048	131,898

Interest income	—	347	—
Interest expense	(30,259)	(26,165)	(27,392)
Other income (expense), net	308	(19,428)	—

Income before income taxes	134,540	60,802	104,506
Income taxes	(3,100)	(5,400)	(5,300)

Net income	$131,440	$55,402	$99,206

CHIQUITA BRANDS INTERNATIONAL, INC. – PARENT COMPANY ONLY

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In thousands)

Condensed Statement of Cash Flow

	2005	2004	2003
Cash flow from operations	$(5,947)	$25,575	$(1,911)

Investing
Long-term investments	(218,647)	(3,500)	—
Proceeds from sale of property, plant and equipment	—	856	—

Cash flow from investing	(218,647)	(2,644)	—

Financing
Issuances of long-term debt	218,647	245,934	—
Repayments of long-term debt	—	(271,737)	—
Proceeds from exercise of stock options/warrants	22,527	12,498	1,911
Dividends on common stock	(16,580)	—	—
Repurchase of common stock	—	(9,626)	—

Cash flow from financing	224,594	(22,931)	1,911

Change in cash and equivalents	—	—	—
Balance at beginning of period	—	—	—

Balance at end of period	$—	$—	$—

Notes to Condensed Financial Information

1.	All cash is owned and managed by CBL, acting as agent for CBII.

2.	For purposes of these condensed financial statements, CBII’s investments in its subsidiaries are accounted for by the equity method.

CHIQUITA BRANDS INTERNATIONAL, INC.

SCHEDULE II - CONSOLIDATED ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

(In thousands)

	2005	2004	2003
Balance at beginning of period	$12,241	$13,066	$7,023

Additions:
Acquisition of Fresh Express	2,012	—	—
Acquisition of Atlanta	—	—	6,737
Consolidation of Chiquita Chile	—	—	1,061
Charged to costs and expenses	3,157	7,621	2,421

	5,169	7,621	10,219

Deductions:

Write-offs	1,623	8,108	4,747
Other, net	1,230	338	(571)

	2,853	8,446	4,176

Balance at end of period	$14,557	$12,241	$13,066

CHIQUITA BRANDS INTERNATIONAL, INC.

SCHEDULE II - CONSOLIDATED CHANGE IN TAX VALUATION ALLOWANCE

(In thousands)

	2005	2004	2003
Balance at beginning of period	$176,676	$128,795	$177,449

Additions:

Acquisition of Atlanta	—	—	15,540
U.S. net deferred tax assets	30,187	29,425	—
Prior year U.S. NOL adjustments	—	6,253	—
Foreign net deferred tax assets	18,843	11,948	16,839
Other, net	—	1,158	2,473

	49,030	48,784	34,852

Deductions:

Acquisition of Fresh Express	2,153	—	—
U.S. net deferred tax assets	—	—	24,097
Prior year U.S. NOL adjustments	5,431	—	—
Prior year foreign NOL adjustments	17,797	903	20,309
Loss of U.S. NOLs due to bankruptcy	—	—	39,100

	25,381	903	83,506

Balance at end of period	$200,325	$176,676	$128,795

CHIQUITA BRANDS INTERNATIONAL, INC.

Index of Exhibits

Exhibit Number	Description
*2.1	Order Confirming Second Amended Plan of Reorganization of Chiquita Brands International, Inc. under Chapter 11 of the Bankruptcy Code, with attached Second Amended Plan of Reorganization of Chiquita Brands International, Inc. under Chapter 11 of the Bankruptcy Code (Exhibit 2.1 to Current Report on Form 8-K filed March 12, 2002)

*2.2	Stock Purchase Agreement, dated February 22, 2005, by and between Chiquita Brands International, Inc. and Performance Food Group Company (Exhibit 2.1 to Current Report on Form 8-K filed February 23, 2005)

*3.1	Third Restated Certificate of Incorporation (Exhibit 1 to Form 8-A filed March 12, 2002)

*3.2	Restated By-Laws, as amended through April 9, 2002 (Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

*4.1	Warrant Agreement dated as of March 19, 2002 between Chiquita Brands International, Inc. and American Security Transfer Company Limited Partnership, as Warrant Agent (Exhibit 4-b to Annual Report on Form 10-K for the year ended December 31, 2002)

*4.2	Acceptance of Appointment as Successor Warrant Agent by Wachovia Bank, N.A., and Amendment No. 1, dated June 24, 2005 between Chiquita Brands International, Inc. and Wachovia Bank, N.A., to Warrant Agreement dated as of March 19, 2002 (Exhibit 4.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

*4.3	Indenture, dated as of September 28, 2004, between Chiquita Brands International, Inc. and LaSalle Bank National Association, as trustee, relating to $250 million aggregate principal amount of 7 1/2% Senior Notes due 2014. (Exhibit 4.1 to Current Report on Form 8-K filed September 30, 2004)

*4.4	Registration Rights Agreement, dated as of September 28, 2004, between Chiquita Brands International, Inc. and Morgan Stanley & Co. Incorporated, Wachovia Capital Markets LLC, Wells Fargo Securities, LLC, ABN Amro Incorporated and ING Financial Markets LLC, as placement agents of the company’s 7 1/2% Senior Notes due 2014. (Exhibit 4.2 to Current Report on Form 8-K filed September 30, 2004)

*4.5	Indenture, dated as June 28, 2005, between Chiquita Brands International, Inc. and LaSalle Bank National Association, as trustee, relating to $225 million aggregate principal amount of 8 7/8% Senior Notes due 2015 (Exhibit 4.1 to Current Report on Form 8-K filed July 1, 2005)

*4.6	Registration Rights Agreement, dated as of June 28, 2005 between Chiquita Brands International, Inc. and Morgan Stanley and Co. Incorporated, Wachovia Capital Markets, LLC, Goldman Sachs & Co., BB&T Capital Markets, a division of Scott & Stringfellow, Inc., ABN AMRO Incorporated and Rabo Securities USA, Inc., as placement agents of the company’s 8 7/8% Senior Notes due 2015 (Exhibit 4.2 to Current Report on Form 8-K filed July 1, 2005)

*10.1	Operating contract dated February 18, 1998 between the Republic of Panama and Chiriqui Land Company (n/k/a Bocas Fruit Company) consisting of Contract of Operations (Bocas del Toro), Amendment and Extension of the Lease Land Contract, and related documents as published in the Republic of Panama Official Gazette No. 23,485 (included as part of Exhibit 10-b to Annual Report on Form 10-K for the year ended December 31, 1997)

*10.2	Framework Agreement signed April 25, 2003 among the Republic of Panama, Sindicato Industrial de Trabajadores de Chiriqui Land Company y Empresas Afines (“Sitrachilco”), the local banana workers union at Chiquita’s Armuelles, Panama division, Cooperativa de Servicios Multiples de Puerto Armuelles, R.L. (“Coosemupar”), a worker cooperative led by members of Sitrachilco, and Puerto Armuelles Fruit Co., Ltd. (“PAFCO”), relating to the sale by PAFCO of its assets to Coosemupar (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)

*10.3	Stock Purchase Agreement dated June 10, 2004, among Chiquita International Limited, Chiquita Brands L.L.C. and Invesmar Limited. (Exhibit 99.2 to Current Report on Form 8-K filed June 14, 2004)

*10.4	International Banana Purchase Agreement F.O.B. (Port Of Shipment) between Chiquita International Limited and Banana International Corporation. English translation of original document, which is in Spanish. (Exhibit 99.3 to Current Report on Form 8-K filed June 14, 2004)

*10.5	International Gold Pineapple Purchase Agreement D.D.P. (Port Of Destination), between Chiquita Frupac, Inc. and Banana International Corporation. English translation of original document, which is in Spanish. (Exhibit 99.4 to Current Report on Form 8-K filed June 14, 2004)

*10.6	Form of Banana Purchase Indemnity Letter Agreement between Banana International Corporation and Chiquita International Limited. (Exhibit 99.5 to Current Report on Form 8-K filed June 14, 2004)

*10.7	Strike Indemnity Letter Agreement dated June 10, 2004 among Chiquita Brands L.L.C., Chiquita International Limited and Invesmar Limited. (Exhibit 99.6 to Current Report on Form 8-K filed June 14, 2004)

*10.8	Credit Agreement dated as of January 5, 2005 by and among Chiquita Brands L.L.C., certain financial institutions as lenders, and Wells Fargo Bank, National Association as administrative agent, co-lead arranger, swing line lender, and letter of credit issuer, Wachovia Bank, National Association, as syndication agent and co-lead arranger, and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., New York Branch, as documentation agent. (Exhibit 10.1 to Current Report on Form 8-K filed January 12, 2005) [Superceded by Exhibit 10.9]

*10.9	Amended and Restated Credit Agreement dated as of June 28, 2005, among Chiquita Brands International, Inc., Chiquita Brands L.L.C., certain financial institutions as lenders, and Wachovia Bank, National Association as administrative agent, letter of credit issuer and swing line lender, Wells Fargo Bank, National Association as letter of credit issuer, Morgan Stanley Senior Funding, Inc., as syndication agent and co-lead arranger and Goldman Sachs Credit Partners L.P. as documentation agent (Exhibit 10.1 to Current Report on Form 8-K filed July 1, 2005)

*10.10	Amendment No. 1 to Amended and Restated Credit Agreement effective November 18, 2005, among Chiquita Brands L.L.C., Chiquita Brands International, Inc., certain financial institutions as lenders and Wachovia Bank, National Association as administrative agent (Exhibit 10.1 to Current Report on Form 8-K filed November 23, 2005)

10.11	Amendment No. 2 to Amended and Restated Credit Agreement effective February 10, 2006, among Chiquita Brands L.L.C., Chiquita Brands International, Inc., certain financial institutions as lenders and Wachovia Bank, National Association as administrative agent

*10.12	Revolving Credit Agreement dated as of April 22, 2005 by and among Great White Fleet Ltd., as Borrower, and BVS Ltd., CDV Ltd., and CDY Ltd., as Guarantors, and Nordea Bank Finland Plc, acting through its New York Branch, as Agent, and Nordea Bank Norge ASA, acting through its Grand Cayman Branch, as Lender (Exhibit 10.1 to Current Report on Form 8-K filed April 26, 2005)

Executive Compensation Plans and Agreements

*10.13	Chiquita Brands International, Inc. 1997 Amended and Restated Deferred Compensation Plan, conformed to include amendments effective through January 1, 2001 (Exhibit 10-f to Annual Report on Form 10-K for the year ended December 31, 2000)

*10.14	Chiquita Brands International, Inc. Capital Accumulation Plan, conformed to include amendments through January 1, 2004 (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

*10.15	Guaranty, dated March 12, 2001, by Chiquita Brands, Inc. (n/k/a Chiquita Brands L.L.C.) of obligations of Chiquita Brands International, Inc., under its Deferred Compensation and Capital Accumulation Plans, included as Exhibits 10.10 and 10.11 above (Exhibit 10-i to Annual Report on Form 10-K for the year ended December 31, 2000)

*10.16	Chiquita Brands International, Inc. Amended and Restated 2002 Stock Option and Incentive Plan (Amended and Restated on April 3, 2003 and effective May 22, 2003), together with Supplement A to 2002 Plan, Annual Bonus Program, and Supplement B to 2002 Plan, Long Term Incentive Program (Appendix B to definitive Proxy Statement of Chiquita Brands International, Inc. for Annual Meeting of Shareholders held May 22, 2003, included as part of Schedule 14A filed on April 22, 2003)

*10.17	Chiquita Brands International, Inc. Long Term Incentive Program Amended and Restated 2003-2005 Terms (Exhibit 10-k to Annual Report on Form 10-K for the year ended December 31, 2003)

*10.18	Amended and Restated Directors Deferred Compensation Program approved November 17, 2005 (Exhibit 10.2 to Current Report on Form 8-K filed November 23, 2005)

*10.19	Summary of director compensation for non-management directors of Chiquita Brands International, Inc. (Exhibit 10.21 to Annual Report on Form 10-K for the year ended December 31, 2004; see also last paragraph of Current Report on
Form 8-K filed February 28, 2006)

*10.20	Form of Stock Option Agreement with non-management directors of the company (Exhibit 10-p to Annual Report on Form 10-K for the year ended December 31, 2002)

*10.21	Form of Restricted Share Agreement with non-management directors (Exhibit 10-u to Annual Report on Form 10-K for the year ended December 31, 2002)

*10.22	Form of Restricted Share Agreement with newly elected non-management directors (Exhibit 10.1 to Current Report on Form 8-K filed October 14, 2005)

*10.23	Employment Agreement dated and effective January 12, 2004 between Chiquita Brands International, Inc. and Fernando Aguirre, including Form of Restricted Share Agreement for 110,000 shares of Common Stock (time vesting) (Exhibit A), Form of Restricted Share Agreement for 150,000 shares of Common Stock (performance vesting) (Exhibit B) and Form of Non-Qualified Stock Option Agreement with respect to an aggregate of 325,000 shares of Common Stock (Exhibit C) (Exhibit 10.1 to Current Report on Form 8-K filed on January 14, 2004)

*10.24	Form of Stock Option Agreement with all other employees, including executive officers (Exhibit 10-r to Annual Report on Form 10-K for the year ended December 31, 2002)

*10.25	Form of Stock Appreciation Right Agreement with certain non-U.S. employees, which may include executive officers (Exhibit 10-b to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

*10.26	Form of Restricted Share Agreement with all other employees, including executive officers, for grants under the Long Term Incentive Program and otherwise under the Stock Option and Incentive Plan [used prior to September 27, 2004] (Exhibit 10-y to Annual Report on Form 10-K for the year ended December 31, 2003)

*10.27	Form of Restricted Share Agreement for use with employees, including executive officers, for grants under the Long Term Incentive Program and otherwise under the Company’s Stock Option and Incentive Plan [used between September 27, 2004 and May 24, 2005] (Exhibit 10.28 to Annual Report on Form 10-K for the year ended December 31, 2004)

*10.28	Form of Restricted Share Agreement for use with employees, including executive officers, for grants under the Long Term Incentive Program and otherwise under the Company’s Stock Option and Incentive Plan [used between May 24, 2005 and November 22, 2005] (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

*10.29	Form of Restricted Share Agreement for use with employees, including executive officers, for grants under the Long Term Incentive Program and otherwise under the Company’s Stock Option and Incentive Plan [used after November 22, 2005] (Exhibit 10.3 to a Current Report on Form 8-K filed November 23, 2005)

*10.30	Compensation arrangements with certain executive officers (Current Report on Form 8-K filed February 28, 2006; see also Current Reports on Form 8-K filed April 12, 2005 and January 10, 2006)

*10.31	Separation Agreement and Release dated August 20, 2004 between Chiquita Brands International, Inc. and James B. Riley (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

*10.32	Separation Agreement and Release dated September 17, 2004 between Chiquita Brands International, Inc. and Jill M. Albrinck which became effective September 24, 2004 (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

*10.33	Separation Agreement and Release dated January 6, 2005 (effective January 13, 2005) between Barry H. Morris and Chiquita Brands International, Inc. (Exhibit 10.1 to Current Report on Form 8-K filed January 18, 2005)

*10.34	Form of Change in Control Severance Agreement entered into with executive officers of the company reporting directly to the Chief Executive Officer (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

13	Chiquita Brands International, Inc. consolidated financial statements, management’s discussion and analysis of financial condition and results of operations, and selected financial data to be included in its 2005 Annual Report to Shareholders

21	Chiquita Brands International, Inc. Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

24	Powers of Attorney

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

*	Incorporated by reference.