Form 10-Q
period 2006-03-31
CHIQUITA BRANDS INTERNATIONAL INC
filed 2006-05-05
CIK 101063

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 30, 2006, there were 42,094,893 shares of Common Stock outstanding.

CHIQUITA BRANDS INTERNATIONAL, INC.

Part I - Financial Information

Item 1 - Financial Statements

CHIQUITA BRANDS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(In thousands, except per share amounts)

	Quarter Ended March 31,
	2006	2005
Net sales	$1,153,652	$931,829

Operating expenses
Cost of sales	992,695	751,386
Selling, general and administrative	102,658	77,603
Depreciation	18,870	10,949
Amortization	2,409	—
Equity in earnings of investees	(2,239)	(1,807)

	1,114,393	838,131

Operating income	39,259	93,698

Interest income	1,776	1,895
Interest expense	(20,229)	(7,552)

Income before income taxes	20,806	88,041
Income taxes	(1,300)	(1,500)

Net income	$19,506	$86,541

Earnings per common share:
Basic	$0.46	$2.12
Diluted	0.46	1.94

Dividends declared per common share	$0.10	$0.10

See Notes to Condensed Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

(In thousands, except share amounts)

	March 31, 2006	December 31, 2005	March 31, 2005
ASSETS
Current assets
Cash and equivalents	$72,426	$89,020	$161,017
Trade receivables (less allowances of $13,708, $14,557, and $12,284)	484,225	417,758	463,639
Other receivables, net	92,769	96,330	94,707
Inventories	220,035	240,496	207,015
Prepaid expenses	26,590	25,083	21,839
Other current assets	30,616	31,388	26,184

Total current assets	926,661	900,075	974,401
Property, plant and equipment, net	585,396	592,083	410,737
Investments and other assets, net	151,623	148,755	144,271
Trademarks	449,085	449,085	387,585
Goodwill	579,096	577,543	49,183
Other intangible assets, net	163,149	165,558	1,277

Total assets	$2,855,010	$2,833,099	$1,967,454

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes and loans payable	$37,742	$10,600	$11,165
Long-term debt of subsidiaries due within one year	20,692	20,609	22,056
Accounts payable	401,919	426,767	413,104
Accrued liabilities	146,454	142,881	101,002

Total current liabilities	606,807	600,857	547,327
Long-term debt of parent company	475,000	475,000	250,000
Long-term debt of subsidiaries	490,787	490,899	58,522
Accrued pension and other employee benefits	79,280	78,900	77,599
Net deferred tax liability	115,121	115,404	7,162
Other liabilities	78,291	78,538	74,397

Total liabilities	1,845,286	1,839,598	1,015,007

Shareholders’ equity
Common stock, $.01 par value (42,058,383, 41,930,326 and 41,601,275 shares outstanding, respectively)	421	419	416
Capital surplus	679,422	675,710	665,038
Retained earnings	292,398	277,090	244,756
Accumulated other comprehensive income	37,483	40,282	42,237

Total shareholders’ equity	1,009,724	993,501	952,447

Total liabilities and shareholders’ equity	$2,855,010	$2,833,099	$1,967,454

See Notes to Condensed Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)

(In thousands)

	Quarter Ended March 31,
	2006	2005
Cash provided (used) by:
Operations
Net income	$19,506	$86,541
Depreciation and amortization	21,279	10,949
Equity in earnings of investees	(2,239)	(1,807)
Changes in current assets and liabilities and other	(57,088)	(69,086)

Cash flow from operations	(18,542)	26,597

Investing
Capital expenditures	(11,803)	(4,449)
Acquisition of businesses	(6,464)	(4,885)
Other	1,886	(682)

Cash flow from investing	(16,381)	(10,016)

Financing
Repayments of long-term debt	(5,040)	(10,887)
Costs for CBL revolving credit facility and other fees	(151)	(2,066)
Increase in notes and loans payable	26,898	472
Proceeds from exercise of stock options/warrants	815	18,174
Dividends on common stock	(4,193)	(4,048)

Cash flow from financing	18,329	1,645

Increase (decrease) in cash and equivalents	(16,594)	18,226
Balance at beginning of period	89,020	142,791

Balance at end of period	$72,426	$161,017

See Notes to Condensed Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Interim results for Chiquita Brands International, Inc. (“CBII”) and subsidiaries (collectively, with CBII, the company) are subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full fiscal year. Historically, the company’s results during the third and fourth quarters have been generally weaker than in the first half of the year due to increased availability of competing fruits and resulting lower banana prices. However, management anticipates the seasonality of its results will lessen as a result of the Fresh Express acquisition. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the results of the interim periods shown have been made. See Notes to Consolidated Financial Statements included in the company’s 2005 Annual Report on Form 10-K for additional information relating to the company’s financial statements.

Note 1 - Earnings Per Share

Basic and diluted earnings per common share (“EPS”) are calculated as follows (in thousands, except per share amounts):

	Quarter Ended March 31,
	2006	2005
Net income	$19,506	$86,541

Weighted average common shares outstanding (used to calculate basic EPS)	41,989	40,891
Warrants, stock options and other stock awards	378	3,644

Shares used to calculate diluted EPS	42,367	44,535

Basic earnings per common share	$0.46	$2.12
Diluted earnings per common share	0.46	1.94

The assumed conversions to common stock of the company’s outstanding warrants, stock options and other stock awards are excluded from the diluted EPS computations for periods in which these items, on an individual basis, have an anti-dilutive effect on diluted EPS.

Note 2 - Acquisitions

Acquisition of Fresh Express

On June 28, 2005, the company completed its acquisition of the Fresh Express packaged salad and fresh-cut fruit division of Performance Food Group (“PFG”). Fresh Express is the retail market leader of value-added packaged salads in the United States. The acquisition will increase Chiquita’s consolidated annual revenues by about $1 billion. The company believes that this acquisition diversifies its business, accelerates revenue growth in higher margin value-added products, and provides a more balanced mix of sales between Europe and North America, which makes the company less susceptible to risks unique to Europe, such as recent changes to the European Union banana import regime and foreign exchange risk.

The company paid PFG $855 million in consideration and incurred transaction expenses of $8 million. In addition, the company transferred $35 million to PFG ($6 million in the first quarter of 2006) primarily corresponding to the estimated amount of cash at Fresh Express and outstanding checks (issued by PFG in payment of Fresh Express obligations) in excess of deposits. Additionally, the company incurred approximately $24 million of fees related to the financing of the acquisition, which will be amortized over the effective life of the respective loans, with debt prepayments resulting in accelerated amortization. The total payments were funded with $775 million in debt and approximately $145 million in cash.

Contemporaneous with the completion of the acquisition, the company prepared a formal integration plan. Management’s plans included exiting or consolidating certain activities of Fresh Express and included costs such as lease and contract termination, severance and certain other exit costs. As one component of the integration plan, the company closed processing facilities in Manteno, Illinois and Kansas City, Missouri as part of a supply chain optimization plan. This plan is expected to eliminate redundancies in fresh-cut fruit processing capacity in the Midwestern United States, improve plant utilization and reduce costs. As a result of the closure of the pre-acquisition Chiquita plant at Manteno, the company incurred mostly non-cash charges of $6 million in the fourth quarter of 2005 and $2 million in the first quarter of 2006. Substantially all of these costs were included in cost of sales in the Consolidated Statement of Income. The closure of the pre-acquisition Fresh Express plant at Kansas City resulted in a $5 million increase to goodwill through purchase price accounting. Substantially all of this adjustment was non-cash and related to asset disposals. The company does not expect to record significant further adjustments to the purchase price allocation as a result of future exit activities.

Starting with the June 28, 2005 acquisition date, the company’s Consolidated Statement of Income includes the operations of Fresh Express, and interest expense on the acquisition financing. Set forth below is summary consolidated pro forma information for the company, giving effect to the acquisition of Fresh Express as though it had been completed on the first day of each period presented. The summary consolidated pro forma information below is based on the purchase price allocation, and does not reflect any adjustments related to integration synergies or certain expenses previously allocated to Fresh Express by PFG.

	Quarter Ended March 31,
(in millions, except per share amounts)	2006	2005
	(Actual)	(Pro Forma)
Net sales	$1,153.7	$1,179.1
Net income	19.5	81.5

Earnings per share - basic	$0.46	$1.99
Earnings per share - diluted	0.46	1.83

Other Acquisitions

In January 2005, the company acquired Darex S.A., a distributor of bananas in Poland, for approximately $5 million in cash, assumption of approximately $5 million of debt and forgiveness of certain receivables. Darex has approximately $50 million in annual sales, about 30% of which are made to other Chiquita subsidiaries.

Note 3 - Contingencies

In April 2003, the company’s management and audit committee, in consultation with the board of directors, voluntarily disclosed to the U.S. Department of Justice, Criminal Division (the “Justice Department”), that its former banana producing subsidiary in Colombia, which was sold in June 2004, had been forced to make “protection” payments to certain groups in that country which had been designated under United States law as foreign terrorist organizations. The company’s sole reason for allowing its subsidiary to submit to these payment demands had been to protect its employees from the risks to their safety if the payments were not made. The voluntary disclosure to the Justice Department was made because the company’s management became aware that these groups had been designated as foreign terrorist organizations under a U.S. statute that makes it a crime to support such an organization. The company requested the Justice Department’s guidance. Following the voluntary disclosure, the Justice Department undertook an investigation, including consideration by a grand jury. The company has cooperated with that investigation. In March 2004, the Justice Department advised that, as part of its criminal investigation, it would be evaluating the role and conduct of the company and some of its officers in the matter. In September and October 2005, the company was advised that the investigation is continuing and that the conduct of the company and some of its officers and directors remains within the scope of the investigation. The company intends to continue its cooperation with this investigation, but it cannot predict its outcome or any possible adverse effect on the company (including the materiality thereof), which could include the imposition of fines and/or penalties.

In October 2004 and May 2005, the company’s Italian subsidiary received notices from customs authorities in Italy stating that this subsidiary is potentially liable for an aggregate of approximately €26.9 million (approximately $34 million) of additional duties and taxes on the import of certain bananas into the European Union from 1998 to 2000, plus interest currently estimated at approximately €13.8 million (approximately $17 million). The Customs authorities claim that these amounts are due because the bananas were imported with licenses that were subsequently determined to have been forged. The company is contesting these claims through appropriate proceedings, principally on the basis of its good faith belief at the time the import licenses were obtained and used that they were valid. The company’s Italian subsidiary is requesting suspension of payment, pending appeal, of the approximately €13.8 million formally assessed thus far in these cases, and intends to request suspension of payment, when appropriate, of additional assessments as they are received. The authorities may, as a condition to suspension of payment, require the Italian subsidiary to post bank guarantees for the full amounts claimed.

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

The Consolidated Balance Sheet does not reflect a liability for these contingencies for any of the periods presented.

Note 4 - Inventories (in thousands)

	March 31, 2006	December 31, 2005	March 31, 2005
Bananas	$39,831	$41,589	$49,311
Salads	9,646	9,954	—
Other fresh produce	20,585	12,567	26,693
Processed food products	7,983	8,511	8,740
Growing crops	81,124	100,658	75,130
Materials, supplies and other	60,866	67,217	47,141

	$220,035	$240,496	$207,015

Note 5 - Debt

Long-term debt consists of the following:

(in thousands)	March 31, 2006	December 31, 2005	March 31, 2005
Parent Company
7 1/2% Senior Notes, due 2014	$250,000	$250,000	$250,000
8 7/8% Senior Notes, due 2015	225,000	225,000	—

Long-term debt of parent company	$475,000	$475,000	$250,000

Subsidiaries
Loans secured by ships	$111,915	$111,413	$75,038
Term Loan B	24,526	24,588	—
Term Loan C	372,187	373,125	—
Other loans	2,851	2,382	5,540
Less current maturities	(20,692)	(20,609)	(22,056)

Long-term debt of subsidiaries	$490,787	$490,899	$58,522

The company and Chiquita Brands L.L.C. (“CBL”), the main operating subsidiary of the company, have a secured credit facility with a syndicate of bank lenders (the “CBL Facility”) comprised of two term loans (the “Term Loan B” and the “Term Loan C”) and a $150 million revolving credit facility (the “Revolving Credit Facility”). At March 31, 2006, $27 million of borrowings were outstanding under the Revolving Credit Facility and $27 million of credit availability was used to support issued letters of credit, resulting in $96 million of credit availability under the Revolving Credit Facility. The company made repayments of $8 million on the revolver borrowings in April 2006.

Under the CBL facility, CBL may distribute cash to CBII for routine CBII operating expenses, interest payments on CBII’s 7 1/2% and 8 7/8% Senior Notes and payment of certain other specified CBII liabilities. Certain covenant tests must be met prior to distributions to CBII for other purposes, such as dividend payments to Chiquita shareholders and repurchases of CBII’s common stock, warrants and senior notes; at March 31, 2006, distributions to CBII for these other purposes were limited to approximately $21 million.

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

Financial information for each segment follows (in thousands):

		Quarter Ended March 31,
		2006	2005
Net sales
Bananas		$482,938	$520,335
Fresh Select		364,561	396,620
Fresh Cut		290,669	2,329
Other		15,484	12,545

		$1,153,652	$931,829

Operating income (loss)
Bananas		$23,222	$86,924
Fresh Select		5,592	9,912
Fresh Cut		11,150	(2,649)
Other		(705)	(489)

		$39,259	$93,698

	March 31, 2006	December 31, 2005	March 31, 2005
Total assets
Bananas	$1,294,511	$1,305,888	$1,454,020
Fresh Select	415,339	384,204	476,900
Fresh Cut	1,112,386	1,109,868	9,070
Other	32,774	33,139	27,464

	$2,855,010	$2,833,099	$1,967,454

Note 7 - Comprehensive Income (in thousands)

	Quarter Ended March 31,
	2006	2005
Net income	$19,506	$86,541
Other comprehensive income
Unrealized foreign currency translation gains (losses)	1,875	(7,660)
Change in fair value of cost investments	(487)	784
Changes in fair value of derivatives	(3,451)	14,037
Losses (gains) reclassified from OCI into net income	(736)	4,397

Comprehensive income	$16,707	$98,099

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

Currency hedging costs charged to the Consolidated Statement of Income were $4 million for each of the quarters ended March 31, 2006 and 2005. At March 31, 2006, unrealized losses of $11 million on the company’s currency option contracts were included in “Accumulated other comprehensive income,” of which $10 million is expected to be reclassified to net income during the next 12 months. Unrealized gains of $18 million on the fuel oil forward contracts were also included in “Accumulated other comprehensive income,” of which $14 million is expected to be reclassified to net income during the next 12 months.

At March 31, 2006, the company’s hedge portfolio was comprised of the following:

Hedge Instrument	Notional Amount	Average Rate/Price	Settlement Year
Currency Hedges
Euro Put Options	€ 290 million	$1.19 / €	2006
Euro Put Options	€ 285 million	$1.20 / €	2007

Fuel Hedges
3.5% Rotterdam Barge
Fuel Oil Forward Contracts	85,000 metric tons (mt)	$163 / mt	2006
Fuel Oil Forward Contracts	65,000 mt	$243 / mt	2007
Fuel Oil Forward Contracts	15,000 mt	$327 / mt	2008
Singapore/New York Harbor
Fuel Oil Forward Contracts	15,000 mt	$191 / mt	2006
Fuel Oil Forward Contracts	15,000 mt	$280 / mt	2007
Fuel Oil Forward Contracts	5,000 mt	$366 / mt	2008

At March 31, 2006, the fair value of the foreign currency option and fuel oil forward contracts was $32 million, $23 million of which was included in “Other current assets” and $9 million in “Investments and other assets, net.” During the quarters ended March 31, 2006 and 2005, the increase in the fair value of the fuel oil forward contracts relating to hedge ineffectiveness, and included in net income, was less than $1 million and approximately $4 million, respectively.

Note 9 - Stock-Based Compensation

Effective January 1, 2003, on a prospective basis, the company began using the fair value method under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to recognize stock option expense in its results of operations for stock options granted on or after January 1, 2003. Prior to January 1, 2003, the company accounted for stock options using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

On January 1, 2006, the company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS No. 123, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. With the adoption of SFAS 123R, stock-based awards granted to retirement-eligible employees on or after January 1, 2006 will be recognized as stock-based compensation expense over the period from the grant date to the date the employee is no longer required to provide service to earn the award.

The company recognized expense in its results of operations for stock options granted on or after January 1, 2003. For grants prior to that date (the “2002 Grants”), the expense has been included in pro forma disclosures rather than the Consolidated Statement of Income. The 2002 Grants were fully vested as of January 1, 2006 and, as a result, SFAS 123R did not have an impact on pre-tax income as it relates to the 2002 Grants.

The table below illustrates the effect of stock compensation expense on the periods presented as if the company had always applied the fair value method:

	Quarter Ended March 31,
(in thousands, except per share amounts)	2006	2005
Income before stock compensation expense	$22,896	$88,750
Stock compensation expense included in net income(1)	(3,390)	(2,209)

Net income	19,506	86,541
Pro forma stock compensation expense(2)	—	(1,513)

Pro forma net income	$19,506	$85,028

Basic earnings per common share:
Income before stock compensation expense	$0.54	$2.17
Stock compensation expense included in net income	(0.08)	(0.05)

Net income	0.46	2.12
Pro forma stock compensation expense(2)	—	(0.04)

Pro forma net income	$0.46	$2.08

Diluted earnings per common share:
Income before stock compensation expense	$0.54	$1.99
Stock compensation expense included in net income	(0.08)	(0.05)

Net income	0.46	1.94
Pro forma stock compensation expense(2)	—	(0.03)

Pro forma net income	$0.46	$1.91

(1)	Represents expense from stock options of $0.3 million for each of the quarters ended March 31, 2006 and 2005, and expense from restricted stock awards of $3.1 million and $1.9 million for the quarters ended March 31, 2006 and 2005, respectively.
(2)	Represents the additional amount of stock compensation expense that would have been included in net income had the company applied the fair value method under SFAS No. 123 for awards issued prior to 2003, when the company first began expensing options.

The company may issue up to an aggregate of 5.9 million shares of Common Stock as stock options, stock awards (including restricted stock awards), performance awards and stock appreciation rights (“SARs”) under its stock plan; at March 31, 2006, 174,000 shares were available for future grants. The options may be granted to directors, officers, other key employees and consultants to purchase shares of Common Stock at fair market value at the date of the grant. The company issues new shares when options are exercised under the stock plan. At the 2006 Annual Meeting of Shareholders, the shareholders will vote on an amendment to the Chiquita Stock and Incentive Plan to increase by 3,500,000 the number of shares authorized for issuance under the stock plan.

Stock Options

Approximately 2 million options were outstanding at March 31, 2006 under the plan. These options generally vest over four years and are exercisable for a period not in excess of 10 years. In addition to the options granted under the plan, the table below also includes an inducement stock option grant for 325,000 shares made to the company’s chief executive officer in January 2004.

A summary of the activity for the quarter ended March 31, 2006 and related information for the company’s stock options follows:

(In thousands, except per share amounts)	Shares	Weighted average exercise price
Under option at January 1, 2006	2,418	$17.48
Options granted	—	—
Options exercised	(49)	16.58
Options forfeited or expired	(7)	15.05

Under option at March 31, 2006	2,362	$17.51

Options exercisable at March 31, 2006	2,127	$17.15

Options outstanding as of March 31, 2006 had a weighted average remaining contractual life of 6 years and had exercise prices ranging from $11.73 to $23.43. At March 31, 2006, there was approximately $2 million of total unrecognized pre-tax compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of approximately 2 years.

Approximately 49,000 options were exercised during the first quarter of 2006, resulting in a cash inflow of approximately $1 million. During the first quarter of 2005, approximately 1,075,000 options were exercised, resulting in a cash inflow of $18 million.

Restricted Stock

Since 2004, the company’s share-based awards have primarily consisted of restricted stock awards. These awards generally vest over 1-4 years, and the fair value of the awards at the grant date is expensed over the vesting periods.

A summary of the activity for the quarter ended March 31, 2006 and related information for the company’s restricted stock awards follows:

(In thousands, except per share amounts)	Shares	Weighted average grant date price
Unvested shares at January 1, 2006	654	$23.84
Shares granted	432	17.68
Shares vested	(62)	22.21
Shares forfeited or expired	(5)	23.41

Unvested shares at March 31, 2006	1,019	$21.33

At March 31, 2006, there was $11 million of total unrecognized pre-tax compensation cost related to unvested restricted stock awards. This cost is expected to be recognized over a weighted-average period of approximately 3 years.

Note 10 - Pension and Severance Benefits

Net pension expense from the company’s defined benefit and severance plans, primarily comprised of the company’s severance plans covering Central American employees, consists of the following (in thousands):

	Quarter Ended March 31,
	2006	2005
Defined benefit and severance plans:
Service cost	$1,274	$1,255
Interest on projected benefit obligation	1,510	1,617
Expected return on plan assets	(553)	(537)
Recognized actuarial loss	39	139
Amortization of prior service cost	220	167

	2,490	2,641
Settlement loss	460	—

	$2,950	$2,641

During the 2006 first quarter, the company recognized a settlement loss related to the Central American benefit plans, under which it made severance payments to a significant number of employees terminated in late 2005 as a result of significant flooding of the company’s farms in Honduras.

Note 11 – Income Taxes

The company’s effective tax rate is affected by the level and mix of income among various domestic and foreign jurisdictions in which the company operates.

Item 2

CHIQUITA BRANDS INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The company’s first quarter 2006 operating results declined compared to the year-ago quarter primarily due to higher fuel and other industry costs, higher costs to arrange for replacement fruit (which totaled 2 million boxes in the first quarter) and related transportation expenses due to the continuing impact of supply shortages caused by Hurricane Stan and Tropical Storm Gamma, and increased European banana tariffs.

The acquisition of Fresh Express in late June 2005 resulted in significant increases to the company’s sales, cost of sales and selling, general and administrative costs in the first quarter of 2006 compared to 2005. In addition, the company’s interest expense increased significantly due to the Fresh Express acquisition financing. The company’s Consolidated Balance Sheet at March 31, 2006 and December 31, 2005 reflects the Fresh Express purchase price allocation.

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

Many of the challenges facing the company are discussed below. For a further description of these challenges and risks, see the Overview section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Part I – Item 1A – Risk Factors,” in the company’s 2005 Annual Report on Form 10-K.

Operations

Net sales

Net sales for the first quarter of 2006 were $1.2 billion, up 24% from $932 million in last year’s first quarter. The increase was due to the acquisition of Fresh Express, partly offset by lower banana volume in Europe and North America and unfavorable European exchange rates.

Operating income

Operating income for the first quarter of 2006 was $39 million, compared to $94 million in the first quarter of 2005. The decline was primarily due to higher fuel and other industry costs, higher costs to arrange for replacement fruit and related transportation expenses because of the continuing impact of supply shortages caused by Hurricane Stan and Tropical Storm Gamma, and increased European banana tariffs.

Banana Segment. In the company’s Banana segment, operating income was $23 million, compared to $87 million last year.

Banana segment operating results were adversely affected by:

•	$18 million of industry cost increases due to higher rates for fuel, ship charters and normal fruit purchases.

•	$16 million of higher sourcing and logistics costs as well as other impacts due to banana volume shortfalls caused by Hurricane Stan and Tropical Storm Gamma, which occurred in the fourth quarter of 2005. In an attempt to meet customer needs, the company incurred significantly higher costs for replacement fruit and transportation from Ecuador, where bananas were purchased at record high prices during the quarter.

•	$16 million of net incremental costs associated with higher banana tariffs in the European Union. Approximately $27 million of incremental tariff costs, reflecting the duty increase to €176 from €75 per metric ton effective January 1, 2006, were offset by approximately $11 million of expenses incurred in the first quarter of 2005 to purchase banana import licenses that are no longer required.

•	$11 million decrease from the impact of European currency, consisting of a $24 million decrease in revenue, partially offset by a $7 million favorable impact of balance sheet translation and $6 million of decreased European costs due to the stronger dollar.

•	$8 million from lower volume in Europe, as the company sold less lower-margin second-label fruit.

•	$5 million in professional fees related to previously reported legal proceedings, including the U.S. Department of Justice investigation related to the company’s former Colombian subsidiary, which began in 2003, the EU competition law investigation and U.S. anti-trust litigation.

These adverse items were offset in part by:

•	$8 million of higher costs in 2005 related to flooding in Costa Rica and Panama.

•	$5 million benefit from improved local European banana pricing.

The following table shows the company’s banana prices (percentage change first quarter 2006 compared to 2005):

North America	0%
European Core Markets [1]
U.S. Dollar basis [2]	(6)%
Local Currency	2%
Trading Markets [3]
U.S. Dollar basis	27%
Asia Pacific and the Middle East [4]
U.S. Dollar basis	(7)%

The company’s banana sales volumes of 40-pound boxes were as follows:

(In millions, except percentages)	Q1 2006	Q1 2005	% Change
European Core Markets [1]	14.0	15.3	(8.5)%
Trading Markets [3]	1.0	0.4	150.0%
North America	13.7	14.6	(6.2)%
Asia Pacific and the Middle East [4]	5.3	4.0	32.5%

Total	34.0	34.3	(0.9)%

[1]	The 25 countries of the European Union, Switzerland, Norway and Iceland.
[2]	Prices on a U.S. dollar basis do not include the impact of hedging.
[3]	Other European and Mediterranean countries not listed above.
[4]	The company primarily operates through joint ventures in this region.

The average spot and hedged euro exchange rates were as follows:

(dollars per euro)	Q1 2006	Q1 2005	% Change
Euro average exchange rate, spot	$1.20	$1.31	(8.4)%
Euro average exchange rate, hedged	1.17	1.28	(8.6)%

The company has entered into put option contracts to hedge its risks associated with euro exchange rate movements. Put options require an upfront premium payment. These put options can reduce the negative earnings impact on the company of a significant future decline in the value of the euro, without limiting the benefit the company would receive from a stronger euro. Foreign currency hedging costs charged to the Consolidated Statement of Income were $4 million in each of the first quarters of 2006 and 2005. These costs relate primarily to hedging the company’s net cash flow exposure to fluctuations in the U.S. dollar value of its euro-denominated sales. At March 31, 2006, unrealized losses of $11 million on the company’s currency option contracts were included in “Accumulated other comprehensive income,” of which $10 million is expected to be reclassified to net income during the next 12 months.

The company also enters into swap contracts for fuel oil for its shipping operations, to minimize the volatility that changes in fuel prices could have on its operating results. Unrealized gains of $18 million on the fuel oil forward contracts were also included in “Accumulated other comprehensive income” at March 31, 2006, of which $14 million is expected to be reclassified to net income during the next 12 months.

Fresh Select Segment. For the Fresh Select segment, operating income in the 2006 first quarter was $6 million, compared to $10 million in the 2005 first quarter. Improvements in the company’s North American operations were more than offset by the adverse impact of lower volume and pricing at Atlanta AG as well as currency declines and weather-related supply delays at the company’s Chilean operations.

Fresh Cut Segment. In the company’s Fresh Cut segment, operating income in the 2006 first quarter was $11 million, compared to an operating loss of $3 million in the 2005 first quarter. Fresh Cut segment results were favorably affected by the acquisition of Fresh Express, which was accretive to earnings in the first quarter, partially offset by $2 million of charges related to the shut-down of a fresh-cut fruit facility as part of a previously announced supply chain optimization plan.

On a pro forma basis as if the company had completed the acquisition of Fresh Express on December 31, 2004, there was an $8 million improvement in Fresh Cut segment operating income before plant shut-down costs compared to the first quarter 2005. The improvement in pro forma results was driven by a 10 percent increase in volume and a 6 percent increase in net revenue per case in retail value-added salads, continuing improvements in foodservice and fresh-cut fruit operations, and the achievement of acquisition synergies, partially offset by higher industry costs, in particular for fuel. The pro forma segment results do not purport to be indicative of what the actual results would have been had the acquisition been completed on the date assumed or the results that may be achieved in the future.

The Fresh Cut segment operating income for the 2006 first quarter reflects approximately $9 million of depreciation and $2 million of amortization for Fresh Express, which explains the increase in consolidated depreciation and amortization expense from the prior year first quarter.

Interest and Taxes

Interest income in the 2006 first quarter was $2 million, flat compared to the year-ago quarter. Interest expense in the 2006 first quarter was $20 million, compared to $8 million in the year-ago quarter. Interest expense increased due to the Fresh Express acquisition financing.

The company’s effective tax rate is affected by the level and mix of income among various domestic and foreign jurisdictions in which the company operates. Income tax expense for the quarter ended March 31, 2006 was $1 million, flat compared to the year-ago quarter.

Acquisitions

See Note 2 to the Condensed Consolidated Financial Statements for information on the company’s acquisitions occurring during 2005.

Financial Condition – Liquidity and Capital Resources

The company’s cash balance was $72 million at March 31, 2006, compared to $89 million at December 31, 2005 and $161 million at March 31, 2005.

Operating cash flow was a deficit of $19 million for the first quarter of 2006, compared to an inflow of $27 million for the same period in 2005. The decrease was primarily due to the significant decline in operating results. The company invested $57 million in working capital during the first quarter, seasonally the highest quarter for working capital requirements.

Capital expenditures were $12 million during the first quarter of 2006 and $4 million in the first quarter of 2005. The 2006 first quarter capital expenditures include $6 million related to Fresh Express.

In each of the first quarters of 2006 and 2005, Chiquita paid a quarterly cash dividend of $0.10 per share on the company’s outstanding shares of common stock. All dividends are reviewed quarterly and require approval by the board of directors.

The company and Chiquita Brands L.L.C. (“CBL”), the main operating subsidiary of the company, have a secured credit facility with a syndicate of bank lenders (the “CBL Facility”) which includes a $150 million revolving credit facility (the “Revolving Credit Facility”). At March 31, 2006, $27 million of borrowings were outstanding under the Revolving Credit Facility and $27 million of credit availability was used to support issued letters of credit, resulting in $96 million of credit availability under the Revolving Credit Facility. The company made repayments of $8 million on the revolver borrowings in April 2006.

Under the CBL facility, CBL may distribute cash to CBII for routine CBII operating expenses, interest payments on CBII’s 7 1/2% and 8 7/8% Senior Notes and payment of certain other specified CBII liabilities. Certain covenant tests must be met prior to distributions to CBII for other purposes, such as dividend payments to Chiquita shareholders and repurchases of CBII’s common stock, warrants and senior notes; at March 31, 2006, distributions to CBII for these other purposes were limited to approximately $21 million.

The company’s 2006 operating plan allows it to remain in compliance with its existing financial covenants. However, if the company’s financial performance declines below its operating plan, the company could be required to seek covenant relief from lenders to its CBL facility. In light of the uncertainties inherent in the business as described in the company’s Annual Report on Form 10-K for 2005, the company has decided that it is prudent to seek amendments to these financial covenants at this time, in order to provide additional flexibility to operate the business. The company would expect to incur customary costs in seeking these amendments. The CBL Facility currently includes approximately $400 million in outstanding term loans and the $150 million Revolving Credit Facility.

A subsidiary of the company has a €25 million uncommitted credit line for bank guarantees and a €17 million committed credit line for bank guarantees to be used primarily to guarantee the company’s payments for licenses used to import bananas into European Union countries. At March 31, 2006, the bank counterparties had provided €18 million of guarantees under these lines. The company expects this amount will decline with the reduction in license requirements as a result of the new banana import regime in the European Union in 2006.

As more fully described in Note 3 to the Condensed Consolidated Financial Statements, the company may be required to pay, or post bank guarantees for, up to approximately $50 million in connection with its appeal of certain claims of Italian customs authorities. The company recently increased the letter of credit sublimit under its Revolving Credit Facility from $50 million to $100 million in anticipation of such a contingency.

The company currently believes that its cash level, cash flow generated by operating subsidiaries and borrowing capacity will provide sufficient cash reserves and liquidity to fund the company’s working capital needs, capital expenditures and debt service requirements.

New Accounting Pronouncements

See Note 9 to the Condensed Consolidated Financial Statements for information on the company’s adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.”

Risks of International Operations

The company conducts operations in many foreign countries. The company’s foreign operations are subject to a variety of risks inherent in doing business abroad.

In January 2006, the European Commission (“EC”) implemented a new regime for the importation of bananas into the European Union (“EU”). It eliminates the quota that was previously applicable and imposes a higher tariff on bananas imported from Latin America, while imports from certain African, Caribbean and Pacific (ACP) sources are assessed zero tariff on 775,000 metric tons. The new tariff, which increased to €176 from €75 per metric ton, equates to an increase in cost of approximately €1.84 per box for bananas imported by the company into the European Union from Latin America, Chiquita’s primary source of bananas. Based on its 2005 volumes, the company will incur incremental tariff costs of approximately $110 million. However, the company will no longer incur costs, which totaled approximately $40 million in 2005, to purchase licenses to import bananas into the European Union.

Average banana prices in the company’s core European markets, which primarily consist of the 25 member countries of the EU, rose 5% on a local currency basis in the first two months of 2006, compared to the same period a year ago, mitigating a portion of the increased tariff and other industry costs. However, in March 2006, local banana prices fell 1% compared to March 2005 in these markets, and this negative pricing trend continued into April. It is still too early to determine the long-term impact of this new regime on pricing, but the overall negative impact of the new regime on the company is expected to be substantial, despite the company’s ability to maintain its price premium in the European market.

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

In April 2003, the company’s management and audit committee, in consultation with the board of directors, voluntarily disclosed to the U.S. Department of Justice, Criminal Division (the “Justice Department”), that its former banana producing subsidiary in Colombia, which was sold in June 2004, had been forced to make “protection” payments to certain groups in that country which had been designated under United States law as foreign terrorist organizations. The company’s sole reason for allowing its subsidiary to submit to these payment demands had been to protect its employees from the risks to their safety if the payments were not made. The voluntary disclosure to the Justice Department was made because the company’s management became aware that these groups had been designated as foreign terrorist organizations under a U.S. statute that makes it a crime to support such an organization. The company requested the Justice Department’s guidance. Following the voluntary disclosure, the Justice Department undertook an investigation, including consideration by a grand jury. The company has cooperated with that investigation. In March 2004, the Justice Department advised that, as part of its criminal investigation, it would be evaluating the role and conduct of the company and some of its officers in the matter. In September and October 2005, the company was advised that the investigation is continuing and that the conduct of the company and some of its officers and directors remains within the scope of the investigation. The company intends to continue its cooperation with this investigation, but it cannot predict its outcome or any possible adverse effect on the company (including the materiality thereof), which could include the imposition of fines and/or penalties.

* * * * *

This quarterly report contains certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond the control of Chiquita, including: the impact of the 2006 conversion to a tariff-only banana import regime in the European Union; the company’s ability to continue to successfully operate Fresh Express; unusual weather conditions; industry and competitive conditions; financing; the customary risks experienced by global food companies, such as the impact of product and commodity prices, currency exchange rate fluctuations, government regulations, labor relations, taxes, crop risks, political instability and terrorism; and the outcome of pending governmental investigations and claims involving the company.

The forward-looking statements speak as of the date made and are not guarantees of future performance. Actual results or developments may differ materially from the expectations expressed or implied in the forward-looking statements, and the company undertakes no obligation to update any such statements.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Management” in the company’s 2005 Annual Report on Form 10-K. As of March 31, 2006, there were no material changes to the information presented, with the following exception. At December 31, 2005, the potential reduction in the fair value of the company’s foreign currency hedging instruments from a hypothetical 10% increase in euro currency rates would have been approximately $15 million. At March 31, 2006, a hypothetical 10% increase in euro currency rates would have resulted in a fair value reduction of approximately $9 million. However, the company expects that any loss on these contracts would tend to be more than offset by an increase in the dollar realization of the underlying sales denominated in foreign currencies.

Item 4 - Controls and Procedures

Evaluation of disclosure controls and procedures

Chiquita maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic filings with the SEC is (a) accumulated and communicated to the company’s management in a timely manner and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of March 31, 2006, an evaluation was carried out by Chiquita’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of that date.

Changes in internal control over financial reporting

Chiquita also maintains a system of internal accounting controls, which includes internal control over financial reporting, that is designed to provide reasonable assurance that the company’s financial records can be relied on for preparation of its financial statements and that its assets are safeguarded against loss from unauthorized use or disposition. During the quarter ended March 31, 2006, there were no changes in the company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II - Other Information

Item 6 – Exhibits

Exhibit 4.1 – Acceptance of Appointment as successor Warrant Agent by Wells Fargo Bank, National Association, and Amendment No. 2, dated as of March 27, 2006, between Chiquita Brands International, Inc. and Wells Fargo Bank, National Association, to Warrant Agreement dated as of March 19, 2002 (as previously amended).

Exhibit 10.1 – Executive Officer Severance Pay Plan (previously described in Current Report on Form 8-K dated April 6, 2005 and filed April 12, 2005).

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

May 5, 2006