Form 10-Q
period 2006-06-30
CHIQUITA BRANDS INTERNATIONAL INC
filed 2006-08-04
CIK 101063

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 31, 2006, there were 42,106,062 shares of Common Stock outstanding.

CHIQUITA BRANDS INTERNATIONAL, INC.

Part I - Financial Information

Item 1 - Financial Statements

CHIQUITA BRANDS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(In thousands, except per share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$1,228,676	$1,019,444	$2,382,328	$1,951,273

Operating expenses
Cost of sales	1,060,536	854,259	2,053,231	1,605,645
Selling, general and administrative	104,712	82,070	207,370	159,673
Depreciation	19,578	11,363	38,448	22,312
Amortization	2,410	84	4,819	84
Equity in earnings of investees	(3,959)	(2,956)	(6,198)	(4,763)

	1,183,277	944,820	2,297,670	1,782,951

Operating income	45,399	74,624	84,658	168,322

Interest income	1,814	3,364	3,590	5,259
Interest expense	(20,545)	(7,882)	(40,774)	(15,434)
Other income (expense), net	—	(1,993)	—	(1,993)

Income before income taxes	26,668	68,113	47,474	156,154
Income taxes	(3,800)	(4,500)	(5,100)	(6,000)

Net income	$22,868	$63,613	$42,374	$150,154

Earnings per common share:
Basic	$0.54	$1.52	$1.01	$3.64
Diluted	0.54	1.36	1.00	3.29

Dividends declared per common share	$0.10	$0.10	$0.20	$0.20

See Notes to Condensed Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

(In thousands, except share amounts)

	June 30, 2006	December 31, 2005	June 30, 2005
ASSETS
Current assets
Cash and equivalents	$91,512	$89,020	$164,680
Trade receivables (less allowances of $17,257, $14,557, and $11,492)	479,524	417,758	496,596
Other receivables, net	80,294	96,330	85,005
Inventories	222,330	240,496	209,468
Prepaid expenses	29,630	25,083	25,040
Other current assets	25,011	31,388	36,325

Total current assets	928,301	900,075	1,017,114
Property, plant and equipment, net	578,895	592,083	615,863
Investments and other assets, net	153,517	148,755	160,265
Trademarks	449,085	449,085	449,085
Goodwill	585,004	577,543	578,905
Other intangible assets, net	160,739	165,558	170,777

Total assets	$2,855,541	$2,833,099	$2,992,009

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes and loans payable	$11,145	$10,600	$10,115
Long-term debt of subsidiaries due within one year	20,769	20,609	22,439
Accounts payable	411,994	426,767	430,950
Accrued liabilities	141,664	142,881	165,554

Total current liabilities	585,572	600,857	629,058
Long-term debt of parent company	475,000	475,000	475,000
Long-term debt of subsidiaries	484,815	490,899	599,605
Accrued pension and other employee benefits	80,884	78,900	74,393
Net deferred tax liability	114,530	115,404	118,573
Other liabilities	78,625	78,538	73,006

Total liabilities	1,819,426	1,839,598	1,969,635

Shareholders’ equity
Common stock, $.01 par value (42,103,435, 41,930,326 and 41,789,413 shares outstanding, respectively)	421	419	418
Capital surplus	682,015	675,710	669,721
Retained earnings	311,048	277,090	304,193
Accumulated other comprehensive income	42,631	40,282	48,042

Total shareholders’ equity	1,036,115	993,501	1,022,374

Total liabilities and shareholders’ equity	$2,855,541	$2,833,099	$2,992,009

See Notes to Condensed Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2006	2005
Cash provided (used) by:
Operations
Net income	$42,374	$150,154
Depreciation and amortization	43,267	22,396
Equity in earnings of investees	(6,198)	(4,763)
Changes in current assets and liabilities and other	(26,511)	(18,521)

Cash flow from operations	52,932	149,266

Investing
Capital expenditures	(25,859)	(9,764)
Proceeds from sale of:
Seneca preferred stock	—	14,467
Property, plant and equipment	4,003	1,952
Acquisition of businesses	(6,464)	(883,480)
Other	(908)	744

Cash flow from investing	(29,228)	(876,081)

Financing
Issuances of long-term debt	—	781,606
Repayments of long-term debt	(12,270)	(41,710)
Costs for CBL revolving credit facility and other fees	(1,454)	(3,984)
Increase (decrease) in notes and loans payable	(302)	214
Proceeds from exercise of stock options/warrants	1,205	20,783
Dividends on common stock	(8,391)	(8,205)

Cash flow from financing	(21,212)	748,704

Increase in cash and equivalents	2,492	21,889
Balance at beginning of period	89,020	142,791

Balance at end of period	$91,512	$164,680

See Notes to Condensed Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Interim results for Chiquita Brands International, Inc. (“CBII”) and subsidiaries (collectively, with CBII, the company) are subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full fiscal year. Historically, the company’s results during the third and fourth quarters have been generally weaker than in the first half of the year due to increased availability of competing fruits and resulting lower banana prices. However, management believes the seasonality of its results have lessened somewhat as a result of the Fresh Express acquisition. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the results of the interim periods shown have been made. See Notes to Consolidated Financial Statements included in the company’s 2005 Annual Report on Form 10-K for additional information relating to the company’s financial statements.

Note 1 - Earnings Per Share

Basic and diluted earnings per common share (“EPS”) are calculated as follows (in thousands, except per share amounts):

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$22,868	$63,613	$42,374	$150,154

Weighted average common shares outstanding (used to calculate basic EPS)	42,095	41,722	42,042	41,307
Warrants, stock options and other stock awards	505	5,146	441	4,395

Shares used to calculate diluted EPS	42,600	46,868	42,483	45,702

Basic earnings per common share	$0.54	$1.52	$1.01	$3.64
Diluted earnings per common share	0.54	1.36	1.00	3.29

The assumed conversions to common stock of the company’s outstanding warrants, stock options and other stock awards are excluded from the diluted EPS computations for periods in which these items, on an individual basis, have an anti-dilutive effect on diluted EPS.

Note 2 – Acquisitions and Divestitures

Acquisition of Fresh Express

In June 2005, the company acquired the Fresh Express packaged salad and fresh-cut fruit division of Performance Food Group (“PFG”). Fresh Express is the retail market leader of value-added packaged salads in the United States. The acquisition added about $1 billion to Chiquita’s consolidated annual revenues. The company believes that this acquisition diversifies its business, accelerates revenue growth in higher margin value-added products, and provides a more balanced mix of sales between Europe and North America, which makes the company less susceptible to risks unique to Europe, such as recent changes to the European Union banana import regime and foreign exchange risk.

The company paid PFG $855 million in consideration and incurred transaction expenses of $8 million. In addition, the company transferred $35 million to PFG ($6 million in 2006) primarily corresponding to the estimated amount of cash at Fresh Express and outstanding checks (issued by PFG in payment of Fresh Express obligations) in excess of deposits. Additionally, the company incurred approximately $24 million of fees related to the financing of the acquisition, which will be amortized over the effective life of the respective loans, with debt prepayments resulting in accelerated amortization. The total payments were funded with $775 million in debt and approximately $145 million in cash.

With the completion of the acquisition, the company prepared a formal integration plan, the details of which are now complete. Management’s plans included exiting or consolidating certain activities of Fresh Express and included costs such as lease and contract termination, severance and certain other exit costs. As a significant component of the integration plan, the company closed processing facilities in Manteno, Illinois and Kansas City, Missouri as part of a supply chain optimization plan. This plan eliminated redundancies in fresh-cut fruit processing capacity in the Midwestern United States, improved plant utilization and reduced costs. As a result of the closure of the pre-acquisition Chiquita plant at Manteno, the company incurred mostly non-cash charges of $6 million in the fourth quarter of 2005 and $2 million in the first quarter of 2006. Substantially all of these costs were included in cost of sales in the Consolidated Statement of Income. The closure of the pre-acquisition Fresh Express plant at Kansas City resulted in a $5 million increase to goodwill through purchase price accounting. Substantially all of this adjustment was non-cash and related to asset disposals.

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

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2006	2005	2006	2005
	(Actual)	(Pro Forma)	(Actual)	(Pro Forma)
Net sales	$1,228.7	$1,289.1	$2,382.3	$2,468.3
Net income	22.9	59.0	42.4	140.4

Earnings per share - basic	$0.54	$1.41	$1.01	$3.40
Earnings per share - diluted	0.54	1.26	1.00	3.07

Other Acquisitions and Divestitures

In April 2005, the company sold approximately 968,000 shares of Seneca Foods Corporation preferred stock, which had been received as part of the May 2003 sale of the company’s Chiquita Processed Foods division to Seneca. The company received proceeds of approximately $14 million from the sale of the preferred stock and recorded a $1 million gain on the transaction in the 2005 second quarter in “Other income (expense), net.”

In January 2005, the company acquired Darex S.A., a distributor of bananas in Poland, for approximately $5 million in cash, assumption of approximately $5 million of debt and forgiveness of certain receivables.

Note 3 - Contingencies

In April 2003, the company’s management and audit committee, in consultation with the board of directors, voluntarily disclosed to the U.S. Department of Justice, Criminal Division (the “Justice Department”), that its former banana producing subsidiary in Colombia, which was sold in June 2004, had been forced to make “protection” payments to certain groups in that country which had been designated under United States law as foreign terrorist organizations. The company’s sole reason for allowing its subsidiary to submit to these payment demands had been to protect its employees from the risks to their safety if the payments were not made. The voluntary disclosure to the Justice Department was made because the company’s management became aware that these groups had been designated as foreign terrorist organizations under a U.S. statute that makes it a crime to support such an organization. The company requested the Justice Department’s guidance. Following the voluntary disclosure, the Justice Department undertook an investigation, including consideration by a grand jury. The company has cooperated with that investigation. In March 2004, the Justice Department advised that, as part of its criminal investigation, it would be evaluating the role and conduct of the company and some of its officers in the matter. In September and October 2005, the company was advised that the investigation is continuing and that the conduct of the company and some of its officers and directors remains within the scope of the investigation. The company intends to continue its cooperation with this investigation and any related matters, but it cannot predict its outcome or any possible adverse effect on the company (including the materiality thereof), which could include the imposition of fines and/or penalties.

In October 2004 and May 2005, the company’s Italian subsidiary received notices from customs authorities in Italy stating that this subsidiary is potentially liable for an aggregate of approximately €26.9 million of additional duties and taxes on the import of certain bananas into the European Union from 1998 to 2000, plus interest currently estimated at approximately €14.2 million. The customs authorities claim that these amounts are due because the bananas were imported with licenses that were subsequently determined to have been forged. The company is contesting these claims through appropriate proceedings, principally on the basis of its good faith belief at the time the import licenses were obtained and used that they were valid. The company’s Italian subsidiary is requesting suspension of payment, pending appeal, of the approximately €13.8 million formally assessed thus far in these cases, and intends to request suspension of payment, when appropriate, of additional assessments as they are received. The authorities may, as a condition to suspension of payment, require the Italian subsidiary to post bank guarantees for the full amounts claimed.

In June 2005, Chiquita announced that its management had recently become aware that certain of its employees had shared pricing and volume information with competitors in Europe over many years in violation of European competition laws and company policies, and may have engaged in several instances of other conduct which did not comply with European competition laws or applicable company policies. The company promptly stopped the conduct and notified the European Commission (“EC”) and other regulatory authorities of these matters; the company is cooperating with the related investigation subsequently commenced by the EC. Based on the company’s voluntary notification and cooperation with the investigation, the EC notified Chiquita that it would be granted immunity from any fines related to the conduct, subject to customary conditions, including the company’s continuing cooperation with the investigation. Accordingly, Chiquita does not expect to be subject to any fines by the EC. However, if at the conclusion of its investigation, which could continue until 2007 or later, the EC were to determine, among other things, that Chiquita did not continue to cooperate, then the company could be subject to fines, which, if imposed, could be substantial. The company does not believe that the reporting of these matters or the cessation of the conduct has had, or should in the future have, any material adverse effect on the regulatory or competitive environment in which it operates.

The Consolidated Balance Sheet does not reflect a liability for these contingencies for any of the periods presented.

Note 4 - Inventories

(in thousands)	June 30, 2006	December 31, 2005	June 30, 2005
Bananas	$46,994	$41,589	$35,482
Salads	9,434	9,954	7,331
Other fresh produce	17,671	12,567	16,108
Processed food products	6,504	8,511	6,486
Growing crops	83,192	100,658	86,156
Materials, supplies and other	58,535	67,217	57,905

	$222,330	$240,496	$209,468

Note 5 - Debt

Long-term debt consists of the following:

(in thousands)	June 30, 2006	December 31, 2005	June 30, 2005
Parent Company
7 1/2% Senior Notes, due 2014	$250,000	$250,000	$250,000
8 7/8% Senior Notes, due 2015	225,000	225,000	225,000

Long-term debt of parent company	$475,000	$475,000	$475,000

Subsidiaries
Loans secured by ships	$107,275	$111,413	$119,547
Term Loan B	24,464	24,588	125,000
Term Loan C	371,250	373,125	375,000
Other loans	2,595	2,382	2,497
Less current maturities	(20,769)	(20,609)	(22,439)

Long-term debt of subsidiaries	$484,815	$490,899	$599,605

The company and Chiquita Brands L.L.C. (“CBL”), the main operating subsidiary of the company, have a secured credit facility with a syndicate of bank lenders (the “CBL Facility”) comprised of two term loans (the “Term Loan B” and the “Term Loan C”) and a revolving credit facility (the “Revolving Credit Facility”). In June 2006, the CBL Facility was amended to modify certain financial covenants. In connection with the amendment, the Revolving Credit Facility was increased by $50 million to $200 million. At June 30, 2006, no borrowings were outstanding under the Revolving Credit Facility; however, $26 million of credit availability was used to support issued letters of credit, and $174 million of credit remained available under the Revolving Credit Facility.

Under the CBL Facility, CBL may distribute cash to CBII for routine CBII operating expenses, interest payments on CBII’s 7 1/2% and 8 7/8% Senior Notes and payment of certain other specified CBII liabilities. Certain covenant tests must be met prior to distributions to CBII for other purposes, such as dividend payments to Chiquita shareholders and repurchases of CBII’s common stock, warrants and senior notes; at June 30, 2006, distributions to CBII for these other purposes were limited to approximately $32 million.

Note 6 - Segment Information

Since the acquisition of Fresh Express in June 2005, the company has reported three business segments: Bananas, Fresh Select and Fresh Cut. The Banana segment includes the sourcing (purchase and production), transportation, marketing and distribution of bananas. The Fresh Select segment includes the sourcing, marketing and distribution of whole fresh fruits and vegetables other than bananas. The Fresh Cut segment includes the packaged salads and fresh-cut fruit businesses. Remaining operations, which are reported in “Other,” primarily consist of processed fruit ingredient products, which are produced in Latin America and sold in other parts of the world, and other consumer packaged goods. The company evaluates the performance of its business segments based on operating income. Intercompany transactions between segments are eliminated.

Financial information for each segment follows:

(in thousands)	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales
Bananas	$511,619	$571,287	$994,557	$1,091,622
Fresh Select	384,553	408,454	749,114	805,074
Fresh Cut	314,135	20,995	604,804	23,324
Other	18,369	18,708	33,853	31,253

	$1,228,676	$1,019,444	$2,382,328	$1,951,273

Operating income (loss)
Bananas	$25,749	$72,875	$48,971	$159,799
Fresh Select	3,216	4,364	8,808	14,280
Fresh Cut	17,367	(2,908)	28,517	(5,561)
Other	(933)	293	(1,638)	(196)

	$45,399	$74,624	$84,658	$168,322

Note 7 - Comprehensive Income

(in thousands)	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$22,868	$63,613	$42,374	$150,154
Other comprehensive income
Unrealized foreign currency translation gains (losses)	8,226	(14,056)	10,101	(21,716)
Change in fair value of cost investments	145	(1,756)	(342)	(972)
Change in fair value of derivatives	(4,019)	20,369	(7,470)	34,406
Losses reclassified from OCI into net income	796	1,248	60	5,645

Comprehensive income	$28,016	$69,418	$44,723	$167,517

Note 8 - Hedging

The company enters into contracts to hedge its risks associated with euro exchange rate movements, primarily to reduce the negative earnings and cash flow impact that any significant decline in the value of the euro would have on the conversion of net euro-based cash flow into U.S. dollars. The company primarily purchases put options to hedge this risk. Purchased put options, which require an upfront premium payment, can reduce the negative earnings impact on the company of a significant future decline in the value of the euro, without limiting the benefit received from a stronger euro. The company also enters into hedge contracts for fuel oil for its shipping operations, which permit it to lock in fuel purchase prices for up to two years and thereby minimize the volatility that changes in fuel prices could have on its operating results.

Currency hedging costs charged to the Consolidated Statement of Income were $6 million and $10 million for the quarter and six months ended June 30, 2006, compared to $4 million and $8 million for the quarter and six months ended June 30, 2005. At June 30, 2006, unrealized losses of $15 million on the company’s currency option contracts were included in “Accumulated other comprehensive income,” of which $13 million is expected to be reclassified to net income during the next 12 months. Unrealized gains of $17 million on the fuel oil forward contracts were also included in “Accumulated other comprehensive income,” of which $14 million is expected to be reclassified to net income during the next 12 months.

At June 30, 2006, the company’s hedge portfolio was comprised of the following:

Hedge Instrument	Notional Amount	Average Rate/Price	Settlement Year
Currency Hedges
Euro Put Options	€150 million	$1.19/	€2006
Euro Put Options	€360 million	$1.21/	€2007

Fuel Hedges
3.5% Rotterdam Barge
Fuel Oil Forward Contracts	70,000 metric tons (mt)	$195/mt	2006
Fuel Oil Forward Contracts	125,000 mt	$285/mt	2007
Fuel Oil Forward Contracts	55,000 mt	$341/mt	2008
Singapore/New York Harbor
Fuel Oil Forward Contracts	15,000 mt	$226/mt	2006
Fuel Oil Forward Contracts	30,000 mt	$314/mt	2007
Fuel Oil Forward Contracts	15,000 mt	$377/mt	2008

At June 30, 2006, the fair value of the foreign currency option and fuel oil forward contracts was $25 million, $19 million of which was included in “Other current assets” and $6 million in “Investments and other assets, net.” For the six months ended June 30, 2006 and 2005, net income included $1 million and $4 million, respectively, from the increase in the fair value of the fuel oil forward contracts relating to hedge ineffectiveness.

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

The company recognized expense in its results of operations for stock options granted on or after January 1, 2003. For grants prior to that date (the “2002 Grants”), the expense has been included in pro forma disclosures rather than the Consolidated Statement of Income. SFAS 123R did not have an impact on pre-tax income as it relates to the 2002 Grants, which were fully vested as of the company’s January 1, 2006 adoption date of this standard.

The table below illustrates the effect of stock compensation expense on the periods presented as if the company had always applied the fair value method:

(in thousands, except per share amounts)	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Stock compensation expense included in net income [1]	$2,283	$2,234	$5,673	$4,443

Net income	$22,868	$63,613	$42,374	$150,154
Pro forma stock compensation expense [2]	—	(1,513)	—	(3,026)

Pro forma net income	$22,868	$62,100	$42,374	$147,128

Basic earnings per common share:
Stock compensation expense included in net income	$0.05	$0.05	$0.13	$0.11

Net income	$0.54	$1.52	$1.01	$3.64
Pro forma stock compensation expense [2]	—	(0.04)	—	(0.07)

Pro forma net income	$0.54	$1.48	$1.01	$3.57

Diluted earnings per common share:
Stock compensation expense included in net income	$0.05	$0.05	$0.13	$0.10

Net income	$0.54	$1.36	$1.00	$3.29
Pro forma stock compensation expense [2]	—	(0.03)	—	(0.07)

Pro forma net income	$0.54	$1.33	$1.00	$3.22

[1]	Represents expense from stock options of $0.4 million and $0.7 million for the quarter and six months ended June 30, 2006 and $0.4 million and $0.7 million for the quarter and six months ended June 30, 2005. Also represents expense from restricted stock awards of $1.9 million and $5.0 million for the quarter and six months ended June 30, 2006 and $1.8 million and $3.7 million for the quarter and six months ended June 30, 2005.
[2]	Represents the additional amount of stock compensation expense that would have been included in net income had the company applied the fair value method under SFAS No. 123 for the 2002 Grants.

At the 2006 Annual Meeting of Shareholders, the shareholders approved an amendment to the Chiquita Stock and Incentive Plan to increase by 3.5 million the number of shares authorized for issuance under the stock plan. The company can issue awards as stock options, stock awards (including restricted stock awards), performance awards and stock appreciation rights (“SARs”); at June 30, 2006, 3.7 million shares were available for future grants. Options may be granted to directors, officers, other key employees and consultants to purchase shares of Common Stock at fair market value at the date of grant. The company issues new shares when options are exercised under the stock plan.

Stock Options

Approximately 2 million options were outstanding at June 30, 2006 under the plan. These options generally vest over four years and are exercisable for a period not in excess of 10 years. In addition to the options granted under the plan, the table below includes an inducement stock option grant for 325,000 shares made to the company’s chief executive officer in January 2004.

A summary of the activity for the six months ended June 30, 2006 and related information for the company’s stock options follows:

(in thousands, except per share amounts)	Shares	Weighted average exercise price
Under option at January 1, 2006	2,418	$17.48
Options granted	—	—
Options exercised	(66)	16.26
Options forfeited or expired	(59)	16.69

Under option at June 30, 2006	2,293	$17.52

Options exercisable at June 30, 2006	2,070	$17.16

Options outstanding as of June 30, 2006 had a weighted average remaining contractual life of 6 years and had exercise prices ranging from $11.73 to $23.43. At June 30, 2006, there was approximately $1 million of total unrecognized pre-tax compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1 year.

Approximately 66,000 options were exercised during the first six months of 2006, resulting in a cash inflow of approximately $1 million. During the first six months of 2005, approximately 1,235,000 options were exercised, resulting in a cash inflow of approximately $21 million.

Restricted Stock

Since 2004, the company’s share-based awards have primarily consisted of restricted stock awards. These awards generally vest over 1-4 years, and the fair value of the awards at the grant date is expensed over the vesting periods.

A summary of the activity for the six months ended June 30, 2006 and related information for the company’s restricted stock awards follows:

(in thousands, except per share amounts)	Shares	Weighted average grant date price
Unvested shares at January 1, 2006	654	$23.84
Shares granted	450	17.61
Shares vested	(71)	21.71
Shares forfeited or expired	(13)	23.58

Unvested shares at June 30, 2006	1,020	$21.24

At June 30, 2006, there was $10 million of total unrecognized pre-tax compensation cost related to unvested restricted stock awards. This cost is expected to be recognized over a weighted-average period of approximately 3 years.

Note 10 - Pension and Severance Benefits

Net pension expense from the company’s defined benefit and severance plans, primarily comprised of the company’s severance plans covering Central American employees, consists of the following:

(in thousands)	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Defined benefit and severance plans:
Service cost	$1,271	$982	$2,545	$2,237
Interest on projected benefit obligation	1,509	1,300	3,019	2,917
Expected return on plan assets	(554)	(474)	(1,107)	(1,011)
Recognized actuarial loss (gain)	33	(46)	72	93
Amortization of prior service cost	218	274	438	441

	2,477	2,036	4,967	4,677
Settlement loss (gain)	40	(1,667)	500	(1,667)

	$2,517	$369	$5,467	$3,010

During 2006, the company has recognized a settlement loss related to the Central American benefit plans, under which it made severance payments to a significant number of employees terminated in late 2005 as a result of significant flooding of the company’s farms in Honduras.

As a result of flooding of the company’s farms in Panama during early 2005, the company terminated a significant number of employees and recognized a settlement gain in the 2005 second quarter.

Note 11 – Income Taxes

The company’s effective tax rate varies from period to period due to the level and mix of income generated in its various domestic and foreign jurisdictions. The company currently does not generate U.S. federal taxable income. The company’s taxable earnings are substantially from foreign operations being taxed in jurisdictions at a net effective rate lower than the U.S. statutory rate. No U.S. taxes have been accrued on foreign earnings because such earnings have been or are expected to be permanently invested in foreign operating assets.

Income tax expense for the quarter and six months ended June 30, 2006 decreased compared to the same periods in 2005 primarily due to lower earnings in certain tax jurisdictions. Income tax expense reflects benefits of $1 million and $3 million for the quarter and six months ended June 30, 2006, and $2 million and $3 million for the quarter and six months ended June 30, 2005, due to the resolution of outstanding audit items and tax contingencies in various jurisdictions.

In July 2006, the FASB issued Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation will be effective for the company beginning January 1, 2007. The company is currently assessing the impact of this recent interpretation on its financial statements.

Item 2

CHIQUITA BRANDS INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The company’s second quarter and year-to-date 2006 operating results declined compared to the prior year primarily due to regulatory changes in the European banana market which caused lower local pricing and increased European tariffs. In addition, the company incurred higher fuel and other industry costs and higher costs to arrange for replacement fruit and related transportation expenses due to the impact of supply shortages caused by Hurricane Stan and Tropical Storm Gamma.

The acquisition of Fresh Express in late June 2005 resulted in significant increases to the company’s sales, cost of sales and selling, general and administrative costs in the first and second quarters of 2006 compared to 2005. In addition, the company’s interest expense increased significantly due to the Fresh Express acquisition financing.

While management believes the seasonality of its results have lessened as a result of the Fresh Express acquisition, interim results for the company remain subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full fiscal year. The company’s results during the third and fourth quarters are generally weaker than in the first half of the year due to increased availability of competing fruits and resulting lower banana prices.

Many of the challenges facing the company are discussed below. For a further description of these challenges and risks, see the Overview section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I – Item 1A – Risk Factors” in the company’s 2005 Annual Report on Form 10-K.

Operations

Net sales

Net sales for the second quarter of 2006 were $1.2 billion, up 21% from $1.0 billion in last year’s second quarter. The increase was due to the acquisition of Fresh Express and higher banana pricing in North America, partly offset by lower banana pricing in Europe and lower banana volume in both Europe and North America.

Net sales for the six months ended June 30, 2006 were $2.4 billion, up 22% from $2.0 billion in 2005. The increase resulted from the Fresh Express acquisition, partly offset by lower banana pricing and volume in Europe and unfavorable European exchange rates.

Operating Income – Second Quarter

Operating income for the second quarter of 2006 was $45 million, compared to $75 million in the second quarter of 2005. The decline occurred primarily in the Banana segment, and was primarily due to regulatory changes in the European banana market which caused lower local pricing and increased European tariffs. In addition, the company incurred higher fuel and other industry costs and higher costs to arrange for replacement fruit and related transportation expenses due to the impact of supply shortages caused by Hurricane Stan and Tropical Storm Gamma. Some of this decline was offset by the operating income contribution of the Fresh Express business.

Banana Segment. In the company’s Banana segment, operating income was $26 million, compared to $73 million last year.

Banana segment operating results were adversely affected by:

•	$38 million from lower European local banana pricing, attributable in part to increased banana volumes that have entered the market, encouraged by regulatory changes that expanded the duty preference for African and Caribbean suppliers and eliminated quota limitations for Latin American fruit.

•	$18 million of net incremental costs associated with higher banana import tariffs in the European Union. This consisted of approximately $31 million of incremental tariff costs, reflecting the duty increase to €176 from €75 per metric ton effective January 1, 2006, offset by approximately $13 million of expenses incurred in the second quarter of 2005 to purchase banana import licenses, which are no longer required.

•	$11 million of industry cost increases for fuel, fruit and ship charters.

•	$8 million of higher sourcing, logistics and other costs for replacement fruit due to banana volume shortfalls caused by Hurricane Stan and Tropical Storm Gamma, which occurred in the fourth quarter 2005.

These adverse items were offset in part by:

•	$13 million benefit from the impact of European currency, consisting of a $15 million favorable variance from balance sheet translation ($1 million gain in the 2006 second quarter, compared to a $14 million loss in the 2005 second quarter), partially offset by $2 million of increased hedging costs.

•	$10 million from higher pricing in North America.

•	$7 million of net cost savings in the Banana segment.

The following table shows the company’s banana prices (percentage change 2006 compared to 2005):

	Q2	YTD
North America	9%	5%
European Core Markets [1]
U.S. Dollar basis[2]	(14)%	(10)%
Local Currency	(13)%	(6)%
Trading Markets[3]
U.S. Dollar basis	18%	22%
Asia Pacific and the Middle East[4]
U.S. Dollar basis	(2)%	(4)%

The company’s banana sales volumes of 40-pound boxes were as follows:

(in millions, except percentages)	Q2 2006	Q2 2005	% Change	YTD 2006	YTD 2005	% Change
European Core Markets[1]	14.2	14.4	(1.4)%	28.2	29.8	(5.4)%
Trading Markets[3]	1.1	1.9	(42.1)%	2.1	2.3	(8.7)%
North America	14.7	16.0	(8.1)%	28.4	30.6	(7.2)%
Asia Pacific and the Middle East[4]	5.5	4.9	12.2%	10.8	8.9	21.3%

Total	35.5	37.2	(4.6)%	69.5	71.6	(2.9)%

[1]	The 25 countries of the European Union, Switzerland, Norway and Iceland.
[2]	Prices on a U.S. dollar basis do not include the impact of hedging.
[3]	Other European and Mediterranean countries not listed above.
[4]	The company primarily operates through joint ventures in this region.

The average spot and hedged euro exchange rates were as follows:

(dollars per euro)	Q2 2006	Q2 2005	% Change	YTD 2006	YTD 2005	% Change
Euro average exchange rate, spot	$1.25	$1.26	(0.8)%	$1.23	$1.28	(3.9)%
Euro average exchange rate, hedged	1.21	1.24	(2.4)%	1.19	1.26	(5.6)%

The company has entered into put option contracts to hedge its risks associated with euro exchange rate movements. Put options require an upfront premium payment. These put options can reduce the negative earnings and cash flow impact on the company of a significant future decline in the value of the euro, without limiting the benefit the company would receive from a stronger euro. Foreign currency hedging costs charged to the Consolidated Statement of Income were $6 million for the second quarter of 2006, compared to $4 million in the second quarter of 2005. These costs relate primarily to hedging the company’s net cash flow exposure to fluctuations in the U.S. dollar value of its euro-denominated sales. At June 30, 2006, unrealized losses of $15 million on the company’s currency option contracts were included in “Accumulated other comprehensive income,” of which $13 million is expected to be reclassified to net income during the next 12 months.

The company also enters into swap contracts for fuel oil for its shipping operations, to minimize the volatility that changes in fuel prices could have on its operating results. Unrealized gains of $17 million on the fuel oil forward contracts were also included in “Accumulated other comprehensive income” at June 30, 2006, of which $14 million is expected to be reclassified to net income during the next 12 months.

Fresh Select Segment. For the Fresh Select segment, operating income in the 2006 second quarter was $3 million, compared to $4 million in the 2005 second quarter. Year-over-year improvements in the company’s European Fresh Select operations were more than offset by lower pricing and currency-related declines at the company’s Chilean operations.

Fresh Cut Segment. In the company’s Fresh Cut segment, operating income in the 2006 second quarter was $17 million, compared to an operating loss of $3 million in the 2005 second quarter. Fresh Cut segment results were favorably affected by the acquisition of Fresh Express. Second quarter 2005 results include Fresh Express’ operating results only from the June 28, 2005 acquisition date until the end of the second quarter.

On a pro forma basis as if the company had completed the acquisition of Fresh Express on March 31, 2005, there was a $12 million improvement in Fresh Cut segment operating income compared to the second quarter 2005. The improvement in pro forma results was driven by a 10 percent increase in volume and a 6 percent increase in net revenue per case in retail value-added salads, continuing improvements in foodservice and fresh-cut fruit operations, and the achievement of acquisition synergies and other cost savings, partially offset by higher industry costs. The pro forma segment results may not be indicative of what the actual results would have been had the acquisition been completed on the date assumed or the results that may be achieved in the future.

The Fresh Cut segment operating income for the 2006 second quarter reflects approximately $9 million of depreciation and $2 million of amortization for Fresh Express, which explains the increase in consolidated depreciation and amortization expense from the prior year second quarter.

Operating Income – Year-to-Date

Operating income for the six months ended June 30, 2006 was $85 million, compared to $168 million for the six months ended June 30, 2005.

Banana Segment. In the company’s Banana segment, operating income was $49 million year-to-date, compared to $160 million last year.

Banana segment operating results were adversely affected by:

•	$34 million of net incremental costs associated with higher banana tariffs in the European Union. This consisted of approximately $58 million of incremental tariff costs, reflecting the duty increase to €176 from €75 per metric ton effective January 1, 2006, offset by approximately $24 million of expenses incurred in the first six months of 2005 to purchase banana import licenses, which are no longer required.

•	$33 million from lower European local banana pricing, attributable in part to increased banana volumes that have entered the market, encouraged by regulatory changes that expanded the duty preference for African and Caribbean suppliers and eliminated quota limitations for Latin American fruit.

•	$29 million of industry cost increases for fuel, fruit and ship charters.

•	$24 million of higher sourcing, logistics and other costs for replacement fruit due to banana volume shortfalls caused by Hurricane Stan and Tropical Storm Gamma, which occurred in the fourth quarter 2005.

•	$9 million from lower volume in Europe, as the company sold less lower-margin second-label fruit.

•	$6 million in higher professional fees related to previously reported legal proceedings, including the U.S. Department of Justice investigation related to the company’s former Colombian subsidiary, the EU competition law investigation, and U.S. anti-trust litigation.

These adverse items were offset in part by:

•	$11 million of costs related to flooding in Costa Rica and Panama in the first six months of 2005 that did not repeat in 2006.

•	$10 million from higher pricing in North America.

•	$7 million of net cost savings in the Banana segment.

•	$2 million benefit from the impact of European currency, consisting of a $22 million favorable variance from balance sheet translation and $7 million of lower European costs due to the stronger dollar, mostly offset by a $25 million decrease in revenue and $2 million of increased hedging costs.

Information on the company’s banana pricing and volume for the six-month period is included in the Operating Income – Second Quarter section above.

Foreign currency hedging costs charged to the Consolidated Statement of Income were $10 million for the six months ended June 30, 2006, compared to $8 million for the same period in 2005. Information on average spot and hedged euro exchange rates is included in the Operating Income – Second Quarter section above.

Fresh Select Segment. For the Fresh Select segment, operating income for the six months ended June 30, 2006 was $9 million, compared to operating income of $14 million a year ago. Improvements in the company’s European and North American Fresh Select operations were more than offset by the adverse impact of lower volume and pricing at Atlanta AG, as well as lower pricing and currency-related declines at the company’s Chilean operations.

Fresh Cut Segment. In the company’s Fresh Cut segment, operating income for the six months ended June 30, 2006 was $29 million, compared to an operating loss of $6 million last year. Fresh Cut segment results were favorably affected by the acquisition of Fresh Express, partially offset by $2 million of charges related to the shut-down of a fresh-cut fruit facility as part of a previously announced supply chain optimization plan.

On a pro forma basis as if the company had completed the acquisition of Fresh Express on December 31, 2004, there was a $20 million improvement in Fresh Cut segment operating income before plant shut-down costs compared to the six months ended June 30, 2005. The improvement in pro forma results was driven by a 10 percent increase in volume and a 6 percent increase in net revenue per case in retail value-added salads, continuing improvements in foodservice and fresh-cut fruit operations, and the achievement of acquisition synergies and other cost savings, partially offset by higher industry costs. The pro forma segment results may not be indicative of what the actual results would have been had the acquisition been completed on the date assumed or the results that may be achieved in the future.

The Fresh Cut segment operating income for the six months ended June 30, 2006 reflects approximately $18 million of depreciation and $5 million of amortization for Fresh Express, which explains the increase in consolidated depreciation and amortization expense from the six months ended June 30, 2005.

Interest, Other Income (Expense) and Taxes

Interest income in the 2006 second quarter was $2 million, compared to $3 million in the year-ago quarter. Interest expense for the quarter and six months ended June 30, 2006 was $21 million and $41 million, compared to $8 million and $15 million in the comparable periods a year ago. Interest expense increased due to the Fresh Express acquisition financing.

Other income (expense) for the 2005 second quarter includes $3 million of financing fees, primarily related to the write-off of unamortized debt issue costs for the prior credit facility, partially offset by a $1 million gain on the sale of Seneca preferred stock.

The company’s effective tax rate varies from period to period due to the level and mix of income generated in its various domestic and foreign jurisdictions. The company currently does not generate U.S. federal taxable income. The company’s taxable earnings are substantially from foreign operations being taxed in jurisdictions at a net effective rate lower than the U.S. statutory rate. No U.S. taxes have been accrued on foreign earnings because such earnings have been or are expected to be permanently invested in foreign operating assets.

Income tax expense for the quarter and six months ended June 30, 2006 decreased compared to the same periods in 2005 primarily due to lower earnings in certain tax jurisdictions. Income tax expense reflects benefits of $1 million and $3 million for the quarter and six months ended June 30, 2006, and $2 million and $3 million for the quarter and six months ended June 30, 2005, due to the resolution of outstanding audit items and tax contingencies in various jurisdictions.

Acquisitions and Divestitures

See Note 2 to the Condensed Consolidated Financial Statements for information on the company’s acquisitions and divestitures occurring during 2005.

Financial Condition – Liquidity and Capital Resources

The company’s cash balance was $92 million at June 30, 2006, compared to $89 million at December 31, 2005 and $165 million at June 30, 2005.

Operating cash flow was $53 million for the six months ended June 30, 2006, compared to $149 million for the same period in 2005. The decrease was primarily due to the decline in operating results.

Capital expenditures were $26 million year-to-date 2006 and $10 million during the comparable period of 2005. The 2006 capital expenditures include $11 million related to Fresh Express.

In each of the first and second quarters of 2006 and 2005, Chiquita paid a quarterly cash dividend of $0.10 per share on the company’s outstanding shares of common stock. All dividends are reviewed quarterly and require approval by the board of directors.

The company and Chiquita Brands L.L.C. (“CBL”), the main operating subsidiary of the company, have a secured credit facility with a syndicate of bank lenders (the “CBL Facility”) comprised of two term loans (the “Term Loan B” and the “Term Loan C”) and a revolving credit facility (the “Revolving Credit Facility”). In June 2006, the CBL Facility was amended to modify certain financial covenants. In connection with the amendment, the Revolving Credit Facility was increased by $50 million to $200 million. At June 30, 2006, no borrowings were outstanding under the Revolving Credit Facility; however, $26 million of credit availability was used to support issued letters of credit, and $174 million of credit remained available under the Revolving Credit Facility.

Under the CBL Facility, CBL may distribute cash to CBII for routine CBII operating expenses, interest payments on CBII’s 7 1/2% and 8 7/8% Senior Notes and payment of certain other specified CBII liabilities. Certain covenant tests must be met prior to distributions to CBII for other purposes, such as dividend payments to Chiquita shareholders and repurchases of CBII’s common stock, warrants and senior notes; at June 30, 2006, distributions to CBII for these other purposes were limited to approximately $32 million.

As more fully described in Note 3 to the Condensed Consolidated Financial Statements, the company may be required to pay, or post bank guarantees for, up to approximately $50 million in connection with its appeal of certain claims of Italian customs authorities. In February 2006, the company increased the letter of credit sublimit under its Revolving Credit Facility from $50 million to $100 million in anticipation of such a contingency.

The company currently believes that its cash level, cash flow generated by operating subsidiaries and borrowing capacity will provide sufficient cash reserves and liquidity to fund the company’s working capital needs, capital expenditures and debt service requirements.

New Accounting Pronouncements

See Note 9 to the Condensed Consolidated Financial Statements for information on the company’s adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” See also Note 11 for information on FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

European Union Banana Import Regime

In January 2006, the European Commission (“EC”) implemented a new regime for the importation of bananas into the European Union (“EU”). The regime eliminates the quota that was previously applicable and imposes a higher tariff on bananas imported from Latin America, while imports from certain African, Caribbean and Pacific (“ACP”) sources are assessed zero tariff on 775,000 metric tons. The new tariff, which increased to €176 from €75 per metric ton, equates to an increase in cost of approximately €1.84 per box for bananas imported by the company into the European Union from Latin America, Chiquita’s primary source of bananas. Based on its 2005 volumes, the company will incur incremental tariff costs of approximately $110 million. However, the company will no longer incur costs, which totaled approximately $40 million in 2005, to purchase licenses to import bananas into the European Union.

Average banana prices in the company’s core European markets, which primarily consist of the 25 member countries of the EU, rose 2% on a local currency basis in the first quarter of 2006, compared to the same period a year ago, mitigating a portion of the increased tariff costs. However, in the 2006 second quarter, local banana prices fell 13% compared to the second quarter of 2005. It is still too early to determine the long-term impact of this new regime on pricing and volume, but the overall negative impact of the new regime on the company has been and is expected to remain substantial, despite the company’s ability to maintain its price premium in the European market.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Management” in the company’s 2005 Annual Report on Form 10-K. As of June 30, 2006, there were no material changes to the information presented, with the following exception. At December 31, 2005, the potential reduction in the fair value of the company’s foreign currency hedging instruments from a hypothetical 10% increase in euro currency rates would have been approximately $15 million. At June 30, 2006, a hypothetical 10% increase in euro currency rates would have resulted in a fair value reduction of approximately $4 million. However, the company expects that any loss on these contracts would tend to be more than offset by an increase in the dollar realization of the underlying sales denominated in foreign currencies.

Item 4 - Controls and Procedures

Evaluation of disclosure controls and procedures

Chiquita maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic filings with the SEC is (a) accumulated and communicated to the company’s management in a timely manner and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of June 30, 2006, an evaluation was carried out by Chiquita’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of that date.

Changes in internal control over financial reporting

Chiquita also maintains a system of internal accounting controls, which includes internal control over financial reporting, that is designed to provide reasonable assurance that the company’s financial records can be relied on for preparation of its financial statements in accordance with generally accepted accounting principles and that its assets are safeguarded against loss from unauthorized use or disposition. An evaluation was carried out by Chiquita’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, of the company’s internal control over financial reporting. Based upon that evaluation, management concluded that during the quarter ended June 30, 2006, there were no changes in the company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

Reference is made to the description in Part I – Item 3 – Legal Proceedings in the company’s Annual Report on Form 10-K for 2005 (the “10-K”) under the caption “Personal Injury Cases” of certain cases filed against the company and others alleging injuries as a result of exposure to DBCP in the 1970’s. The purported class action in Hawaii which was referred to as dormant has recently become more active. The company believes that it has meritorious defenses to this and all other DBCP cases, as indicated in the 10-K.

Reference is made to the description in Part I – Item 3 – Legal Proceedings in the company’s 10-K under “Competition Law Proceedings” of certain class action lawsuits in federal court in Florida against the company and three competitors by direct and indirect purchasers of bananas. The six “direct-purchaser” cases have been consolidated into one case, and one of the “indirect-purchaser” cases has been dismissed; accordingly, there are now two pending cases. In May 2006, the defendants’ motion to dismiss the direct-purchaser cases was denied. In May 2006, the company and the other defendants also filed a motion to dismiss the indirect-purchaser case. The company continues to believe that these lawsuits are without merit.

Item 1A - Risk Factors

The risk factor included in the company’s 10-K entitled “The impact of changes in the European Union (“EU”) banana import regime implemented in 2006 could adversely affect our European business and our operating results” is updated in the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report under the section entitled “European Union Banana Import Regime.”

Item 4 - Submission of Matters to a Vote of Security Holders

In connection with the company’s Annual Meeting of Shareholders held on May 25, 2006, proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. The following votes (representing 88% of the shares eligible to vote) were cast at that meeting:

1. Election of Directors

	Votes
Name	For	Against	Withheld
Fernando Aguirre	33,683,302	—	3,210,474
Morten Arntzen	34,077,074	—	2,816,702
Jeffrey D. Benjamin	33,367,696	—	3,526,080
Robert W. Fisher	33,014,977	—	3,878,799
Clare M. Hasler	33,947,682	—	2,946,094
Roderick M. Hills	34,059,333	—	2,834,443
Durk I. Jager	33,981,505	—	2,912,271
Jaime Serra	33,712,698	—	3,181,078
Steven P. Stanbrook	33,925,770	—	2,968,006

2. Approval of amendment to the Chiquita Stock and Incentive Plan to increase by 3,500,000 the number of shares of common stock authorized for issuance under the Plan

	Votes
	For	Against	Abstain	Broker Non-Votes
Approve amendment	20,323,848	10,182,566	72,179	6,315,183

3. Ratify appointment of Ernst & Young LLP as the company’s independent auditors

	Votes
	For	Against	Abstain	Broker Non-Votes
Ratify Ernst & Young LLP	36,483,194	360,513	50,069	—

Item 5 - Other Information

On August 3, 2006 the company entered into a Retirement Agreement with Robert W. Olson, Senior Vice President and formerly General Counsel and Secretary of the company. Pursuant to the agreement, Mr. Olson’s final day of employment with the company will be August 31, 2006, and the company will pay him amounts representing one year’s annual compensation and bonus, as well as a pro rata portion of his current bonus target and accelerate the vesting of 59,639 shares of restricted stock previously issued to him. Mr. Olson also entered into general and specific releases of the company, as well as non-competition, non-solicitation and confidentiality agreements. Reference is made to the agreement, which is filed as Exhibit 10.5 to this Quarterly Report on Form 10-Q.

Item 6 – Exhibits

Exhibit 10.1 - Long-Term Incentive Program 2006-2008 Terms (incorporated by reference from Current Report on Form 8-K dated March 27, 2006 and filed March 31, 2006)

Exhibit 10.2 - Amendment No. 3 to Credit Agreement, effective June 7, 2006, among Chiquita Brands L.L.C., Chiquita Brands International, Inc., certain financial institutions as lenders, and Wachovia Bank, National Association, as administrative agent (incorporated by reference from Current Report on Form 8-K dated June 7, 2006 and filed June 9, 2006)

Exhibit 10.3 - Form of Restricted Stock Award and Agreement for employees, including executive officers, approved on July 6, 2006, applicable to grantees who may attain “Retirement” prior to issuance of the shares

Exhibit 10.4 - Form of Restricted Stock Award and Agreement for employees, including executive officers, approved on July 6, 2006, applicable to grantees who will not attain “Retirement” prior to issuance of the shares

Exhibit 10.5 - Retirement Agreement between Chiquita Brands International, Inc. and Robert W. Olson, dated August 3, 2006

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

August 4, 2006