Form 10-Q
period 2006-09-30
CHIQUITA BRANDS INTERNATIONAL INC
filed 2006-11-09
CIK 101063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 31, 2006, there were 42,136,152 shares of Common Stock outstanding.

CHIQUITA BRANDS INTERNATIONAL, INC.

Part I - Financial Information

Item 1 - Financial Statements

CHIQUITA BRANDS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(In thousands, except per share amounts)

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
	2006	2005	2006	2005
Net sales	$1,032,004	$954,006	$3,414,332	$2,905,279

Operating expenses
Cost of sales	951,945	810,541	3,005,176	2,416,186
Selling, general and administrative	93,756	101,961	301,126	261,634
Depreciation	19,621	18,826	58,069	41,138
Amortization	2,455	2,669	7,274	2,753
Equity in earnings of investees	(58)	(32)	(6,256)	(4,795)
Goodwill impairment charge	42,793	—	42,793	—

	1,110,512	933,965	3,408,182	2,716,916

Operating income (loss)	(78,508)	20,041	6,150	188,363

Interest income	2,584	2,359	6,174	7,618
Interest expense	(21,215)	(21,671)	(61,989)	(37,105)
Other income (expense), net	—	772	—	(1,221)

Income (loss) before income taxes	(97,139)	1,501	(49,665)	157,655
Income taxes	700	(1,200)	(4,400)	(7,200)

Net income (loss)	$(96,439)	$301	$(54,065)	$150,455

Earnings per common share:
Basic	$(2.29)	$0.01	$(1.29)	$3.63
Diluted	(2.29)	0.01	(1.29)	3.26

Dividends declared per common share	$—	$0.10	$0.20	$0.30

See Notes to Condensed Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

(In thousands, except share amounts)

	September 30, 2006	December 31, 2005	September 30, 2005
ASSETS
Current assets
Cash and equivalents	$101,616	$89,020	$181,074
Trade receivables (less allowances of $13,359, $12,746 and $11,685)	372,684	417,758	393,739
Other receivables, net	84,616	96,330	85,283
Inventories	228,466	240,496	220,255
Prepaid expenses	42,785	25,083	32,300
Other current assets	14,227	31,388	42,737

Total current assets	844,394	900,075	955,388
Property, plant and equipment, net	567,676	592,083	606,866
Investments and other assets, net	148,890	148,755	162,986
Trademarks	449,085	449,085	449,085
Goodwill	541,898	577,543	575,469
Other intangible assets, net	158,284	165,558	168,174

Total assets	$2,710,227	$2,833,099	$2,917,968

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes and loans payable	$11,434	$10,600	$10,732
Long-term debt of subsidiaries due within one year	21,189	20,609	22,224
Accounts payable	371,032	426,767	363,095
Accrued liabilities	152,528	142,881	165,838

Total current liabilities	556,183	600,857	561,889
Long-term debt of parent company	475,000	475,000	475,000
Long-term debt of subsidiaries	482,171	490,899	572,863
Accrued pension and other employee benefits	79,376	78,900	74,479
Net deferred tax liability	113,399	115,404	118,573
Other liabilities	77,696	78,538	85,219

Total liabilities	1,783,825	1,839,598	1,888,023

Shareholders’ equity
Common stock, $.01 par value (42,110,906, 41,930,326 and 41,915,644 shares outstanding, respectively)	421	419	419
Capital surplus	684,313	675,710	674,238
Retained earnings	214,609	277,090	300,298
Accumulated other comprehensive income	27,059	40,282	54,990

Total shareholders’ equity	926,402	993,501	1,029,945

Total liabilities and shareholders’ equity	$2,710,227	$2,833,099	$2,917,968

See Notes to Condensed Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2006	2005
Cash provided (used) by:
Operations
Net income (loss)	$(54,065)	$150,455
Depreciation and amortization	65,343	43,891
Equity in earnings of investees	(6,256)	(4,795)
Goodwill impairment charge	42,793	—
Changes in current assets and liabilities and other	32,594	22,326

Cash flow from operations	80,409	211,877

Investing
Capital expenditures	(37,889)	(20,019)
Proceeds from sale of:
Seneca preferred stock	—	14,467
Property, plant and equipment	6,253	2,862
Acquisition of businesses	(6,464)	(889,087)
Other	611	3,741

Cash flow from investing	(37,489)	(888,036)

Financing
Issuances of long-term debt	—	781,319
Repayments of long-term debt	(17,483)	(73,596)
Costs for CBL revolving credit facility and other fees	(1,482)	(4,003)
Increase in notes and loans payable	91	773
Proceeds from exercise of stock options/warrants	1,159	22,337
Dividends on common stock	(12,609)	(12,388)

Cash flow from financing	(30,324)	714,442

Increase in cash and equivalents	12,596	38,283
Balance at beginning of period	89,020	142,791

Balance at end of period	$101,616	$181,074

See Notes to Condensed Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Interim results for Chiquita Brands International, Inc. (“CBII”) and subsidiaries (collectively, with CBII, the company) are subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full fiscal year. Historically, the company’s results during the third and fourth quarters have been generally weaker than in the first half of the year due to increased availability of competing fruits and resulting lower banana prices. However, management believes the seasonality of its results will lessen somewhat as a result of the Fresh Express acquisition. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the results of the interim periods shown have been made.

Amounts presented for the quarter and nine months ended September 30, 2005 in the Condensed Consolidated Statement of Income differ from the amounts presented in the previously filed Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 because of a reclassification of approximately $25 million for Fresh Express shipping and handling costs from selling, general and administrative expenses to cost of sales. See Notes to Consolidated Financial Statements included in the company’s 2005 Annual Report on Form 10-K for additional information relating to the company’s financial statements.

Note 1 - Earnings Per Share

Basic and diluted earnings per common share (“EPS”) are calculated as follows (in thousands, except per share amounts):

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
	2006	2005	2006	2005
Net income (loss)	$(96,439)	$301	$(54,065)	$150,455

Weighted average common shares outstanding (used to calculate basic EPS)	42,106	41,864	42,063	41,492
Warrants, stock options and other stock awards	—	5,160	—	4,651

Shares used to calculate diluted EPS	42,106	47,024	42,063	46,143

Basic earnings per common share	$(2.29)	$0.01	$(1.29)	$3.63
Diluted earnings per common share	(2.29)	0.01	(1.29)	3.26

The assumed conversions to common stock of the company’s outstanding warrants, stock options and other stock awards are excluded from the diluted EPS computations for periods in which these items, on an individual basis, have an anti-dilutive effect on diluted EPS. For the quarter and nine months ended September 30, 2006, the shares used to calculate diluted EPS would have been 42,714 and 42,560, respectively, if the company had generated net income.

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

The company paid PFG $855 million in consideration and incurred transaction expenses of $8 million. In addition, the company transferred $35 million to PFG ($6 million in 2006) primarily corresponding to the estimated amount of cash at Fresh Express and outstanding checks (issued by PFG in payment of Fresh Express obligations) in excess of deposits. Additionally, the company incurred approximately $24 million of fees related to the financing of the acquisition, which will be amortized over the effective life of the respective loans, the prepayment of which will result in accelerated amortization. The total payments were funded with $775 million in debt and approximately $145 million in cash.

With the completion of the acquisition, the company prepared a formal integration plan, the details of which are now complete. Management’s plans included exiting or consolidating certain activities of Fresh Express and included costs such as lease and contract termination, severance and certain other exit costs. As a significant component of the integration plan, the company closed processing facilities in Manteno, Illinois and Kansas City, Missouri as part of a supply chain optimization plan. This plan eliminated redundancies in fresh-cut fruit processing capacity in the Midwestern United States, improved plant utilization and reduced costs. As a result of the closure of the pre-acquisition Chiquita plant at Manteno, the company incurred mostly non-cash charges of $6 million in the fourth quarter of 2005 and $2 million in the first quarter of 2006. Substantially all of these costs were included in cost of sales in the Consolidated Statement of Income. The closure of the pre-acquisition Fresh Express plant at Kansas City and related asset disposals resulted in a $5 million increase to goodwill through purchase price accounting.

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

	Nine Months Ended September 30,
(in millions, except per share amounts)	2006	2005
	(Actual)	(Pro Forma)
Net sales	$3,414.3	$3,422.3
Net income (loss)	(54.1)	140.7

Earnings per share - basic	$(1.29)	$3.39
Earnings per share - diluted	(1.29)	3.05

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

Note 3 - Contingencies

In April 2003, the company’s management and audit committee, in consultation with the board of directors, voluntarily disclosed to the U.S. Department of Justice, Criminal Division (the “Justice Department”), that its former banana producing subsidiary in Colombia, which was sold in June 2004, had been forced to make “protection” payments to certain groups in that country which had been designated under United States law as foreign terrorist organizations. The company’s sole reason for allowing its subsidiary to submit to these payment demands had been to protect its employees from the risks to their safety if the payments were not made. The voluntary disclosure to the Justice Department was made because the company’s management became aware that these groups had been designated as foreign terrorist organizations under a U.S. statute that makes it a crime to support such an organization. The company requested the Justice Department’s guidance. Following the voluntary disclosure, the Justice Department undertook an investigation, including consideration by a grand jury. In March 2004, the Justice Department advised that, as part of its criminal investigation, it would be evaluating the role and conduct of the company and some of its officers in the matter. In September and October 2005, the company was advised that the investigation is continuing and that the conduct of the company and some of its officers and directors remains within the scope of the investigation. The company intends to continue its efforts to cooperate with this investigation and any related matters, but it cannot predict its outcome or any possible adverse effect on the company (including the materiality thereof), which could include the imposition of fines and/or penalties.

In October 2004 and May 2005, the company’s Italian subsidiary received notices from customs authorities in Italy stating that this subsidiary is potentially liable for an aggregate of approximately €26.9 million of additional duties and taxes on the import of certain bananas into the European Union from 1998 to 2000, plus interest currently estimated at approximately €14.6 million. The customs authorities claim that these amounts are due because the bananas were imported with licenses that were subsequently determined to have been forged. The company is contesting these claims through appropriate proceedings, principally on the basis of its good faith belief at the time the import licenses were obtained and used that they were valid. The company’s Italian subsidiary is requesting suspension of payment, pending appeal, of the approximately €13.8 million formally assessed thus far in these cases, and intends to request suspension of payment, when appropriate, of additional assessments as they are received. In October 2006, the Italian subsidiary received notice in a proceeding in the court of first instance, that the court had determined that Chiquita Italia was jointly liable for a claim of €4.7 million plus interest accrued from November 2004. Chiquita Italia intends to appeal this finding; the applicable appeal would involve a review of the entire factual record of the case as well as all the legal arguments, including those presented during the appeals process, and the appellate court can render a decision on the case that disregards or substantially modifies the lower court’s opinion. Pending appeal, Chiquita Italia will be required to post a bank guarantee in the amount of approximately €5 million (approximately $7 million), and may in the future be required to post bank guarantees for up to the full amounts claimed.

In June 2005, Chiquita announced that its management had recently become aware that certain of its employees had shared pricing and volume information with competitors in Europe over many years in violation of European competition laws and company policies, and may have engaged in several instances of other conduct which did not comply with European competition laws or applicable company policies. The company promptly stopped the conduct and notified the European Commission (“EC”) and other regulatory authorities of these matters; the company is cooperating with the related investigation subsequently commenced by the EC. Based on the company’s voluntary notification and cooperation with the investigation, the EC notified Chiquita that it would be granted immunity from any fines related to the conduct, subject to customary conditions including the company’s continuing cooperation with the investigation and a continued determination of its eligibility for immunity. Accordingly, Chiquita does not expect to be subject to any fines by the EC. However, if at the conclusion of its investigation, which could continue until 2007 or later, the EC were to determine, among other things, that Chiquita did not continue to cooperate or was not otherwise eligible for immunity, then the company could be subject to fines, which, if imposed, could be substantial. The company does not believe that the reporting of these matters or the cessation of the conduct has had, or should in the future have, any material adverse effect on the regulatory or competitive environment in which it operates.

The Consolidated Balance Sheet does not reflect a liability for these contingencies for any of the periods presented.

Note 4 - Inventories

(in thousands)	September 30, 2006	December 31, 2005	September 30, 2005
Bananas	$47,480	$41,589	$46,199
Salads	7,923	9,954	7,765
Other fresh produce	8,968	12,567	6,573
Processed food products	8,762	8,511	8,324
Growing crops	94,739	100,658	94,890
Materials, supplies and other	60,594	67,217	56,504

	$228,466	$240,496	$220,255

Note 5 – Goodwill

Annually, the company tests the carrying value of its goodwill for impairment. During the 2006 third quarter, due to a decline in Atlanta AG’s business performance in the period following the implementation of the new EU banana import regime as of January 1, 2006, the company accelerated its testing of the Atlanta AG goodwill (with a carrying value of $43 million) and fixed assets for impairment. Although the analysis is not yet complete, the company recorded a goodwill impairment charge in the 2006 third quarter for $43 million. Upon completion of the impairment analysis in the fourth quarter, the company does not anticipate additional, material asset impairments at Atlanta AG.

The impairment review is highly judgmental and involves the use of significant estimates and assumptions, which have a significant impact on the amount of any impairment charge recorded. Estimates of fair value are primarily determined using discounted cash flow methods and are dependent upon assumptions of future sales trends, market conditions and cash flow over several years. Actual cash flow in the future may differ significantly from those assumed. Other significant assumptions include growth rates and the discount rate applicable to future cash flow.

Note 6 - Debt

Long-term debt consists of the following:

(in thousands)	September 30, 2006	December 31, 2005	September 30, 2005
Parent Company
7 1/2% Senior Notes, due 2014	$250,000	$250,000	$250,000
8 7/8% Senior Notes, due 2015	225,000	225,000	225,000

Long-term debt of parent company	$475,000	$475,000	$475,000

Subsidiaries
Loans secured by ships	$105,315	$111,413	$118,916
Term Loan B	24,402	24,588	99,750
Term Loan C	370,313	373,125	374,063
Other loans	3,330	2,382	2,358
Less current maturities	(21,189)	(20,609)	(22,224)

Long-term debt of subsidiaries	$482,171	$490,899	$572,863

The company and Chiquita Brands L.L.C. (“CBL”), the main operating subsidiary of the company, have a secured credit facility with a syndicate of bank lenders (the “CBL Facility”) comprised of two term loans (the “Term Loan B” and the “Term Loan C”) and a revolving credit facility (the “Revolving Credit Facility”). In June 2006, the CBL Facility was amended to modify certain financial covenants. In connection with the amendment, the Revolving Credit Facility was increased by $50 million to $200 million. At September 30, 2006, no borrowings were outstanding under the Revolving Credit Facility; however, $23 million of credit availability was used to support issued letters of credit, leaving $177 million of credit available under the Revolving Credit Facility. The company borrowed $14 million under the revolver in early November 2006.

On October 5, 2006, the company obtained a temporary waiver from compliance, for the period ended September 30, 2006, with certain financial covenants in the CBL Facility, with which the company otherwise would not have been in compliance. The temporary waiver was effective through December 15, 2006. On November 8, 2006, the company obtained a permanent amendment to the CBL Facility to cure the covenant violations that would have otherwise occurred when the temporary waiver expired. The amendment revised certain covenant calculations relating to financial ratios for leverage and fixed charge coverage, established new levels for compliance with those covenants to provide additional financial flexibility, and includes interest rates on the Revolving Credit Facility of LIBOR plus a margin ranging from 1.25% to 3.00%, and on the Term Loans of LIBOR plus a margin ranging from 2.00% to 3.00%, in each case depending on the company’s consolidated leverage ratio. Initially, the interest rates on both the Revolving Credit Facility and the Term Loans will be LIBOR plus 3.00%. In addition, CBL is required to pay a fee on the daily unused portion of the Revolving Credit Facility of 0.25% to 0.50% per annum.

Under the amended CBL Facility, CBL may distribute cash to CBII for routine CBII operating expenses, interest payments on CBII’s 7 1/2% and 8 7/8% Senior Notes and payment of certain other specified CBII liabilities. Until Chiquita meets certain financial ratios and elects to become subject to a reduced maximum leverage ratio, (i) CBL’s distributions to CBII for other purposes, such as dividend payments to Chiquita shareholders and repurchases of CBII’s common stock, warrants and senior notes, are prohibited; and (ii) the ability of CBL and its subsidiaries to incur debt, dispose of assets, carry out mergers and acquisitions, and make capital expenditures is further limited than under the original CBL Facility.

Note 7 - Segment Information

Since the acquisition of Fresh Express in June 2005, the company has reported three business segments: Bananas, Fresh Select and Fresh Cut. The Banana segment includes the sourcing (purchase and production), transportation, marketing and distribution of bananas. The Fresh Select segment includes the sourcing, marketing and distribution of whole fresh fruits and vegetables other than bananas. The Fresh Cut segment includes packaged salads and fresh-cut fruit operations. Remaining operations, which are reported in “Other,” primarily consist of processed fruit ingredient products, which are produced in Latin America and sold in other parts of the world, and other consumer packaged goods. The company evaluates the performance of its business segments based on operating income. Intercompany transactions between segments are eliminated.

Financial information for each segment follows:

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
(in thousands)	2006	2005	2006	2005
Net sales
Bananas	$444,474	$411,395	$1,439,031	$1,503,017
Fresh Select	290,733	267,964	1,039,847	1,073,038
Fresh Cut	278,493	259,041	883,297	282,365
Other	18,304	15,606	52,157	46,859

	$1,032,004	$954,006	$3,414,332	$2,905,279

Operating income (loss)
Bananas	$(43,310)	$16,999	$5,661	$176,798
Fresh Select	(30,251)	(2,753)	(21,443)	11,527
Fresh Cut	(2,606)	6,844	25,911	1,283
Other	(2,341)	(1,049)	(3,979)	(1,245)

	$(78,508)	$20,041	$6,150	$188,363

As discussed in Note 5 to the Condensed Consolidated Financial Statements, the company recorded a goodwill impairment charge related to Atlanta AG in the 2006 third quarter for $43 million, $29 million of which is included in the Fresh Select segment above and $14 million in the Banana segment.

Note 8 - Comprehensive Income

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
(in thousands)	2006	2005	2006	2005
Net income (loss)	$(96,439)	$301	$(54,065)	$150,455
Other comprehensive income
Unrealized foreign currency translation gains (losses)	(1,852)	2,709	8,249	(19,007)
Change in fair value of cost investments	3,365	941	3,023	(31)
Change in fair value of derivatives	(16,465)	5,913	(23,935)	40,319
Losses (gains) reclassified from OCI into net income	(620)	(2,615)	(560)	3,030

Comprehensive income (loss)	$(112,011)	$7,249	$(67,288)	$174,766

Note 9 - Hedging

The company enters into contracts to hedge its risks associated with euro exchange rate movements, primarily to reduce the negative earnings and cash flow impact that any significant decline in the value of the euro would have on the conversion of net euro-based cash flow into U.S. dollars. The company primarily purchases put options to hedge these risks. Purchased put options, which require an upfront premium payment, can reduce the negative earnings impact on the company of a significant future decline in the value of the euro, without limiting the benefit received from a stronger euro. The company also enters into hedge contracts for fuel oil for its shipping operations, which permit it to lock in fuel purchase prices for up to three years and thereby minimize the volatility that changes in fuel prices could have on its operating results.

Currency hedging costs charged to the Consolidated Statement of Income were $4 million and $14 million for the quarter and nine months ended September 30, 2006, compared to $3 million and $11 million for the quarter and nine months ended September 30, 2005. At September 30, 2006, unrealized losses of $13 million on the company’s currency option contracts were included in “Accumulated other comprehensive income,” substantially all of which is expected to be reclassified to net income during the next 12 months. Aggregate unrealized losses of $2 million on the fuel oil forward contracts were also included in “Accumulated other comprehensive income.” Included in this amount are gains of $3 million expected to be reclassified to net income during the next 12 months, with losses of $5 million beyond 12 months.

At September 30, 2006, the company’s hedge portfolio consisted of the following:

Hedge Instrument	Notional Amount		Average Rate/Price	Settlement Year
Currency Hedges
Euro Put Options	€ 70 million		$1.20/€	2006
Euro Put Options	€360 million		$1.21/€	2007
Euro Put Options	€110 million		$1.27/€	2008

Fuel Hedges
3.5% Rotterdam Barge
Fuel Oil Forward Contracts	35,000 metric tons (mt	)	$200/mt	2006
Fuel Oil Forward Contracts	140,000 mt		$289/mt	2007
Fuel Oil Forward Contracts	140,000 mt		$343/mt	2008
Fuel Oil Forward Contracts	105,000 mt		$343/mt	2009
Singapore/New York Harbor
Fuel Oil Forward Contracts	10,000 mt		$232/mt	2006
Fuel Oil Forward Contracts	30,000 mt		$318/mt	2007
Fuel Oil Forward Contracts	30,000 mt		$376/mt	2008
Fuel Oil Forward Contracts	25,000 mt		$373/mt	2009

At September 30, 2006, the fair value of the foreign currency option and fuel oil forward contracts was $6 million, substantially all of which is included in “Other current assets.” For the nine months ended September 30, 2006, the amount included in the net loss for the change in the fair value of the fuel oil forward contracts relating to hedge ineffectiveness was not material; for the nine months ended September 30, 2005, $5 million of income was recorded for the increase in the fair value of the fuel oil forward contracts relating to hedge ineffectiveness.

In late October 2006, the company re-optimized its currency hedge portfolio for the first nine months of 2007. The company invested a net $4.5 million to replace €290 million of euro put options expiring in the first nine months of 2007 at an average rate of $1.20/€, with collars for €270 million notional amount, comprised of put options with an average strike price of $1.28/€ and call options with an average strike price of $1.40/€. Gains or losses on the new collars, as well as the losses incurred on the original set of put options, will be deferred in accumulated OCI until the underlying transactions are recognized in net income.

Note 10 - Stock-Based Compensation

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

On January 1, 2006, the company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). With the adoption of SFAS 123(R), stock-based awards granted on or after January 1, 2006 are being recognized as stock-based compensation expense over the period from the grant date to the date the employee would no longer be required to provide service to earn the award, which could be immediately in the case of retirement-eligible employees.

The company recognized expense in its results of operations for stock options granted on or after January 1, 2003. For grants prior to that date (the “2002 Grants”), the expense has been included in pro forma disclosures rather than the Consolidated Statement of Income. SFAS 123(R) did not have an impact on pre-tax income as it relates to the 2002 Grants, which were fully vested as of the company’s January 1, 2006 adoption date of this standard.

The table below illustrates the effect of stock compensation expense on the periods presented as if the company had always applied the fair value method:

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
(in thousands, except per share amounts)	2006	2005	2006	2005
Stock compensation expense included in net income (loss) [1]	$2,274	$2,997	$7,947	$7,440

Net income (loss)	$(96,439)	$301	$(54,065)	$150,455
Pro forma stock compensation expense [2]	—	(1,513)	—	(4,539)

Pro forma net income (loss)	$(96,439)	$(1,212)	$(54,065)	$145,916

Basic earnings per common share:
Stock compensation expense included in net income (loss)	$0.05	$0.07	$0.19	$0.18

Net income (loss)	$(2.29)	$0.01	$(1.29)	$3.63
Pro forma stock compensation expense [2]	—	(0.04)	—	(0.11)

Pro forma net income (loss)	$(2.29)	$(0.03)	$(1.29)	$3.52

Diluted earnings per common share:
Stock compensation expense included in net income (loss)	$0.05	$0.06	$0.19	$0.16

Net income (loss)	$(2.29)	$0.01	$(1.29)	$3.26
Pro forma stock compensation expense [2]	—	(0.03)	—	(0.10)

Pro forma net income (loss)	$(2.29)	$(0.02)	$(1.29)	$3.16

[1]	Represents expense from stock options of $0.3 million and $1.0 million for the quarter and nine months ended September 30, 2006 and $0.3 million and $1.0 million for the quarter and nine months ended September 30, 2005. Also represents expense from restricted stock awards and LTIP of $2.0 million and $7.0 million for the quarter and nine months ended September 30, 2006 and $2.7 million and $6.4 million for the quarter and nine months ended September 30, 2005.
[2]	Represents the additional amount of stock compensation expense that would have been included in net income had the company applied the fair value method under SFAS No. 123 for the 2002 Grants.

At the 2006 Annual Meeting of Shareholders, the shareholders approved an amendment to the Chiquita Stock and Incentive Plan to increase by 3.5 million the number of shares authorized for issuance under the stock plan. The company can issue awards as stock options, stock awards (including restricted stock awards), performance awards and stock appreciation rights (“SARs”); at September 30, 2006, 3.7 million shares were available for future grants. Options may be granted to directors, officers, other key employees and consultants to purchase shares of Common Stock at fair market value at the date of grant. The company issues new shares when options are exercised under the stock plan.

Stock Options

Approximately 2 million options were outstanding at September 30, 2006 under the plan. These options generally vest over four years and are exercisable for a period not in excess of 10 years. In addition to the options granted under the plan, the table below includes an inducement stock option grant for 325,000 shares made to the company’s chief executive officer in January 2004.

A summary of the activity for the nine months ended September 30, 2006 and related information for the company’s stock options follows:

(in thousands, except per share amounts)	Shares	Weighted average exercise price
Under option at January 1, 2006	2,418	$17.48
Options granted	—	—
Options exercised	(70)	16.30
Options forfeited or expired	(84)	16.90

Under option at September 30, 2006	2,264	$17.53

Options exercisable at September 30, 2006	2,044	$17.16

Options outstanding as of September 30, 2006 had a weighted average remaining contractual life of 6 years and had exercise prices ranging from $11.73 to $23.43. At September 30, 2006, there was approximately $1 million of total unrecognized pre-tax compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1 year.

Approximately 70,000 options were exercised during the first nine months of 2006, resulting in a cash inflow of approximately $1 million. During the first nine months of 2005, approximately 1,325,000 options were exercised, resulting in a cash inflow of approximately $22 million.

Restricted Stock

Since 2004, the company’s share-based awards have primarily consisted of restricted stock awards. These awards generally vest over 1-4 years, and the fair value of the awards at the grant date is expensed over the vesting periods. Prior to vesting, grantees are not eligible to vote or receive dividends on the restricted shares.

A summary of the activity for the nine months ended September 30, 2006 and related information for the company’s restricted stock awards follows:

(in thousands, except per share amounts)	Shares	Weighted average grant date price
Unvested shares at January 1, 2006	654	$23.84
Shares granted	462	17.52
Shares vested	(136)	20.29
Shares forfeited	(23)	22.94

Unvested shares at September 30, 2006	957	$21.31

At September 30, 2006, there was $8 million of total unrecognized pre-tax compensation cost related to unvested restricted stock awards. This cost is expected to be recognized over a weighted-average period of approximately 2 years.

Long-Term Incentive Program

The company has established a Long-Term Incentive Program (LTIP) for certain executive level employees. Awards are intended to be performance-based compensation as defined in Section 162 (m) of the Internal Revenue Code. For the three year period of 2006-2008, the program allows for awards to be issued at the end of 2008 based upon the cumulative earnings per share of the company for that time period. Awards are expensed over the three-year vesting period. For the nine months ended September 30, 2006, total expense of $1 million was recorded for the 2006-2008 LTIP program.

Note 11 - Pension and Severance Benefits

Net pension expense from the company’s defined benefit and severance plans, primarily comprised of the company’s severance plans covering Central American employees, consists of the following:

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
(in thousands)	2006	2005	2006	2005
Defined benefit and severance plans:
Service cost	$1,140	$1,283	$3,685	$3,520
Interest on projected benefit obligation	1,234	1,639	4,253	4,556
Expected return on plan assets	(288)	(561)	(1,395)	(1,572)
Recognized actuarial loss	140	42	212	136
Amortization of prior service cost	216	250	654	691

	2,442	2,653	7,409	7,331
Net settlement gain	(1,140)	(65)	(640)	(1,732)

	$1,302	$2,588	$6,769	$5,599

During 2006, the company recognized a net settlement gain related to the Central American benefit plans. The net gain consisted of a $1.2 million settlement gain from severance payments made to employees terminated in Panama during 2006, partially offset by a settlement loss of $0.6 million resulting from severance payments made in 2006 to a significant number of employees terminated in late 2005 as a result of flooding of the company’s farms in Honduras.

As a result of flooding of the company’s farms in Panama during early 2005, the company terminated a significant number of employees and recognized settlement gains in 2005.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position, recognize through comprehensive income changes in that funded status in the year in which the changes occur, and measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year. The provisions of SFAS No. 158 are effective for the company on December 31, 2006. The company does not expect the adoption of SFAS No. 158 to have a material impact on its consolidated financial statements.

Note 12 – Income Taxes

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

Income taxes for the quarter and nine months ended September 30, 2006 decreased compared to the same periods in 2005 primarily due to lower earnings in certain tax jurisdictions. Income tax expense reflects benefits of $1 million and $4 million for the quarter and nine months ended September 30, 2006, and $3 million for the nine months ended September 30, 2005, due to the resolution of outstanding audit items and tax contingencies in various jurisdictions.

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

Note 13 – New Accounting Pronouncements

In addition to the new accounting standards discussed in Notes 10, 11 and 12 of these Condensed Consolidated Financial Statements, the FASB issued FASB Staff Position (“FSP”) AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” in September 2006. This FSP eliminates the accrue-in-advance method of accounting for planned major maintenance activities, which is the method the company has applied in accounting for maintenance performed on its shipping fleet. This FSP will be effective for the company beginning January 1, 2007. The company is currently assessing the impact of this recent guidance on its financial statements.

Item 2

CHIQUITA BRANDS INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The company’s third quarter and year-to-date 2006 operating results declined compared to the prior year primarily due to regulatory changes in the European banana market, which have resulted in lower local pricing and increased tariffs, and higher fuel and other industry costs. Neither the company nor the industry has been able to pass on the increased tariff costs to customers or consumers, although the company has been able to maintain its price premium in the European market. Operating results in the third quarter also declined due to impacts from hot weather in Europe and temporary excess banana supply from Latin America. Comparisons to 2005 are also affected by the fact that 2005 was an unusually good year for banana pricing in Europe. The company also recorded a goodwill impairment charge in the 2006 third quarter that affected both the Banana and Fresh Select segments. In its Fresh Cut segment, the company incurred direct costs such as lost raw product inventory and non-cancelable purchase commitments, related to consumer concerns regarding the safety of fresh spinach products following the discovery of E. coli and resulting investigation by the U.S. Food and Drug Administration. In addition to these direct costs, the company believes that third quarter operating income of its Fresh Cut segment was lower than it otherwise would have been as a result of reduced sales and decreased margins during the final three weeks of the quarter. Although the FDA investigation linked no cases of illness to the company’s Fresh Express products, the industry issues related to fresh spinach products will likely continue to have a significant impact on Fresh Cut segment results into at least the first quarter of 2007.

The acquisition of Fresh Express in late June 2005 resulted in significant increases to the company’s sales, cost of sales and selling, general and administrative costs in the first and second quarters of 2006 compared to 2005. In addition, the company’s interest expense increased significantly due to the Fresh Express acquisition financing.

While management believes the seasonality of its results will lessen somewhat as a result of the Fresh Express acquisition, interim results for the company remain subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full fiscal year. The company’s results during the third and fourth quarters are generally weaker than in the first half of the year due to increased availability of competing fruits and resulting lower banana prices.

Many of the challenges which have affected the company are discussed below. For a further description of these challenges and risks, see the Overview section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I – Item 1A – Risk Factors” in the company’s 2005 Annual Report on Form 10-K.

Operations

Net sales

Net sales for the third quarter of 2006 were $1.0 billion, up 8% from $954 million in last year’s third quarter. The increase resulted primarily from increased banana volume in Europe, higher banana pricing in North America and increased sales in retail value-added salads, partly offset by lower banana pricing in Europe.

Net sales for the nine months ended September 30, 2006 were $3.4 billion, up 18% from $2.9 billion in 2005. The increase resulted from the Fresh Express acquisition and higher banana pricing in North America, partly offset by lower banana pricing in Europe and unfavorable European exchange rates.

Operating Income – Third Quarter

The operating loss for the third quarter of 2006 was $79 million, compared to operating income of $20 million in the third quarter of 2005. The decline in the Banana segment was primarily due to impacts from hot weather in Europe, temporary excess banana supply from Latin America, regulatory changes in the European banana market, which have resulted in lower local pricing and increased tariffs, and higher fuel and other industry costs. The company also recorded a goodwill impairment charge that affected both the Banana and Fresh Select segments, and incurred direct costs in its Fresh Cut segment, such as lost raw product inventory and non-cancelable purchase commitments, related to consumer concerns regarding the safety of fresh spinach products following the discovery of E. coli and resulting investigation by the U.S. Food and Drug Administration.

Banana Segment. In the company’s Banana segment, the operating loss was $43 million, compared to operating income of $17 million last year.

Banana segment operating results were adversely affected by:

•	$39 million from lower core European local banana pricing, attributable to unseasonably hot weather in many parts of Europe, which depressed consumer demand, as well as the impact of excess supply from Latin America and regulatory changes that resulted in more intense price competition in the market.

•	$19 million of net incremental costs associated with higher banana import tariffs in the European Union, reflecting the duty increase to €176 from €75 per metric ton effective January 1, 2006. This increase resulted in approximately $27 million of incremental tariff costs, which was partially offset by savings of approximately $8 million versus the third quarter 2005 as the company was not required to purchase banana import licenses.

•	$15 million of industry cost increases for fuel, fruit, paper and ship charters.

•	$14 million goodwill impairment charge related to Atlanta AG (discussed below under Fresh Select segment).

•	$13 million from lower banana pricing on additional volumes sold in the company’s trading markets, which are primarily European and Mediterranean countries that do not belong to the European Union, and from losses incurred on excess fruit sold in Latin America.

These adverse items were partially offset during the quarter by:

•	$9 million of net cost savings in the Banana segment, primarily related to efficiencies in the company’s supply chain and tropical production.

•	$8 million from higher pricing in North America, including the impact of the company’s fuel surcharge policy.

•	$7 million from lower accruals for performance-based compensation due to lower operating results relative to targets.

•	$5 million from lower marketing costs in Europe.

•	$4 million from higher banana volume in the company’s core European markets.

•	$4 million benefit from the impact of European currency, consisting of an $8 million increase in revenue, partially offset by a $3 million increase in European costs due to the stronger euro and a $1 million increase in hedging costs.

The following table shows the company’s banana prices (percentage change 2006 compared to 2005):

	Q3	YTD
North America	8%	6%
Core European Markets [1]
U.S. Dollar basis [2]	(14)%	(11)%
Local Currency	(18)%	(10)%
Trading Markets [3]
U.S. Dollar basis	(16)%	(10)%
Asia and the Middle East [4]
U.S. Dollar basis	(2)%	(2)%

The company’s banana sales volume of 40-pound boxes were as follows:

(in millions, except percentages)	Q3 2006	Q3 2005	% Change	YTD 2006	YTD 2005	% Change
Core European Markets[1]	12.2	11.3	8.0%	40.4	41.1	(1.7)%
Trading Markets[3]	5.1	1.6	218.8%	7.2	3.9	84.6%
North America	14.3	14.3	0.0%	42.7	44.9	(4.9)%
Asia and the Middle East[4]	5.3	4.5	17.8%	15.7	13.5	16.3%

Total	36.9	31.7	16.4%	106.0	103.4	2.5%

[1]	The 25 countries of the European Union, Switzerland, Norway and Iceland.
[2]	Prices on a U.S. dollar basis do not include the impact of hedging.
[3]	Other European and Mediterranean countries not listed above.
[4]	The company primarily operates through joint ventures in this region.

The average spot and hedged euro exchange rates were as follows:

(dollars per euro)	Q3 2006	Q3 2005	% Change	YTD 2006	YTD 2005	% Change
Euro average exchange rate, spot	$1.28	$1.22	4.9%	$1.24	$1.26	(1.6%)
Euro average exchange rate, hedged	1.24	1.20	3.3%	1.20	1.24	(3.2%)

The company has entered into put option contracts to hedge its risks associated with euro exchange rate movements. Put options require an upfront premium payment. These put options can reduce the negative earnings and cash flow impact on the company of a significant future decline in the value of the euro, without limiting the benefit the company would receive from a stronger euro. Foreign currency hedging costs charged to the Consolidated Statement of Income were $4 million for the third quarter of 2006, compared to $3 million in the third quarter of 2005. These costs relate primarily to hedging the company’s net cash flow exposure to fluctuations in the U.S. dollar value of its euro-denominated sales. The company also enters into swap contracts for fuel oil for its shipping operations, to minimize the volatility that changes in fuel prices could have on its operating results. See Note 9 to the Condensed Consolidated Financial Statements for further information on the company’s hedging instruments.

Fresh Select Segment. For the Fresh Select segment, the operating loss in the 2006 third quarter was $30 million, compared to an operating loss of $3 million in the 2005 third quarter. Year-over-year improvements in the company’s North American Fresh Select operations were more than offset by $29 million related to an Atlanta AG goodwill impairment charge.

During the 2006 third quarter, due to a decline in Atlanta AG’s business performance in the period following the implementation of the new EU banana import regime as of January 1, 2006, the company accelerated its testing for impairment of the Atlanta AG goodwill, which had a carrying value of $43 million. As a result of this analysis, the company recorded a goodwill impairment charge for the full amount, $29 million of which was included in the Fresh Select segment and $14 million in the Banana segment. See Note 5 to the Condensed Consolidated Financial Statements for further information on this goodwill impairment charge.

Fresh Cut Segment. In the company’s Fresh Cut segment, the operating loss in the 2006 third quarter was $3 million, compared to operating income of $7 million in the 2005 third quarter.

Fresh Cut segment operating results were adversely affected by:

•	$9 million of direct costs such as lost raw product inventory and non-cancelable purchase commitments, related to consumer concerns about the safety of fresh spinach products following the discovery of E. coli and resulting investigation by the U.S. Food and Drug Administration.

•	$4 million of higher industry costs.

•	$3 million of increased production overhead costs, including higher costs for maintenance and repair and warehousing.

•	$2 million from lower volume in foodservice.

These adverse items were offset in part by:

•	$5 million from the achievement of acquisition synergies.

•	$4 million from a 13 percent increase in volume in retail value-added salads.

In addition to the direct costs resulting from the fresh spinach issue, the company believes that third quarter 2006 operating income was at least $3 million lower than it otherwise would have been as a result of reduced sales and decreased margins during the final three weeks of the quarter. Although the FDA investigation linked no cases of illness to the company’s Fresh Express products, this industry issue will likely continue to have a significant impact on Fresh Cut segment results into at least the first quarter of 2007.

Operating Income – Year-to-Date

Operating income for the nine months ended September 30, 2006 was $6 million, compared to $188 million for the nine months ended September 30, 2005.

Banana Segment. In the company’s Banana segment, operating income was $6 million year-to-date, compared to $177 million last year.

Banana segment operating results were adversely affected by:

•	$80 million from lower European local banana pricing, attributable in part to increased banana volumes that have entered the market, encouraged by regulatory changes that expanded the duty preference for African and Caribbean suppliers and eliminated quota limitations for Latin American fruit, as well as the unseasonably hot weather in many parts of Europe during the third quarter, which depressed consumer demand.

•	$53 million of net incremental costs associated with higher banana tariffs in the European Union. This consisted of approximately $85 million of incremental tariff costs, reflecting the duty increase to €176 from €75 per metric ton effective January 1, 2006, offset by approximately $32 million of expenses incurred in the first nine months of 2005 to purchase banana import licenses, which are no longer required.

•	$44 million of industry cost increases for fuel, fruit, paper and ship charters.

•	$25 million of higher sourcing, logistics and other costs for replacement fruit due to banana volume shortfalls caused by Hurricane Stan and Tropical Storm Gamma, which occurred in the fourth quarter 2005.

•	$14 million goodwill impairment charge related to Atlanta AG.

•	$7 million in higher professional fees related to previously reported legal proceedings, including the U.S. Department of Justice investigation related to the company’s former Colombian subsidiary, the EU competition law investigation, and U.S. anti-trust litigation.

•	$6 million from lower volume in core European markets, as the company sold less lower-margin second-label fruit.

These adverse items were offset in part by:

•	$17 million from higher pricing in North America, including the impact of the company’s fuel surcharge policy.

•	$16 million of net cost savings in the Banana segment.

•	$11 million of costs related to flooding in Costa Rica and Panama in the first half of 2005 that did not repeat in 2006.

•	$9 million from lower accruals for performance-based compensation due to lower operating results relative to targets.

•	$7 million benefit from the impact of European currency, consisting of a $22 million favorable variance from balance sheet translation and $4 million of lower European costs due to the stronger dollar, mostly offset by a $16 million decrease in revenue and $3 million of increased hedging costs.

Information on the company’s banana pricing and volume for the nine-month period is included in the Operating Income – Third Quarter section above.

Foreign currency hedging costs charged to the Consolidated Statement of Income were $14 million for the nine months ended September 30, 2006, compared to $11 million for the same period in 2005. Information on average spot and hedged euro exchange rates is included in the Operating Income – Third Quarter section above.

Fresh Select Segment. For the Fresh Select segment, the operating loss for the nine months ended September 30, 2006 was $21 million, including a $29 million charge for goodwill impairment at Atlanta AG, compared to operating income of $12 million a year ago. Aside from the impairment charge, year-over-year improvements in the company’s North American Fresh Select operations were more than offset by a decline in profitability at Atlanta, and lower pricing and currency-related declines at the company’s Chilean operations.

Fresh Cut Segment. In the company’s Fresh Cut segment, operating income for the nine months ended September 30, 2006 was $26 million, compared to $1 million last year. Fresh Cut segment results were favorably affected by the 2005 acquisition of Fresh Express, partially offset by $9 million of direct costs, such as lost raw product inventory and non-cancelable purchase commitments, related to consumer concerns about the safety of fresh spinach products following the discovery of E. coli and resulting investigation by the U.S. Food and Drug Administration. In addition to these direct costs, the company believes that 2006 operating income was at least $3 million lower than it otherwise would have been as a result of reduced sales and decreased margins during the final three weeks of September.

On a pro forma basis as if the company had completed the acquisition of Fresh Express on December 31, 2004, there was a $9 million improvement in Fresh Cut segment operating income compared to the nine months ended September 30, 2005. The improvement in pro forma results was driven by an 11 percent increase in volume and a 4 percent increase in net revenue per case in retail value-added salads, continuing improvements in foodservice and fresh-cut fruit operations, and the achievement of acquisition synergies and other cost savings, partially offset by the spinach impact mentioned above and higher industry costs. The pro forma segment results may not be indicative of what the actual results would have been had the acquisition been completed on the date assumed or the results that may be achieved in the future.

The Fresh Cut segment operating income reflects approximately $18 million of depreciation and $5 million of amortization for Fresh Express in the first half of 2006, which explains the increase in consolidated depreciation and amortization expense on a year-to-date basis from 2005, since the acquisition of Fresh Express was completed June 28, 2005.

Interest, Other Income (Expense) and Taxes

Interest expense for the quarter and nine months ended September 30, 2006 was $21 million and $62 million, compared to $22 million and $37 million in the comparable periods a year ago. Interest expense on a year-to-date basis increased due to the Fresh Express acquisition financing.

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

Income tax expense for the quarter and nine months ended September 30, 2006 decreased compared to the same periods in 2005 primarily due to lower earnings in certain tax jurisdictions. Income tax expense reflects benefits of $1 million and $4 million for the quarter and nine months ended September 30, 2006, and $3 million for the nine months ended September 30, 2005, due to the resolution of outstanding audit items and tax contingencies in various jurisdictions.

Acquisitions and Divestitures

See Note 2 to the Condensed Consolidated Financial Statements for information on the company’s acquisitions and divestitures occurring during 2005.

In September 2006, the company announced that it is exploring strategic alternatives with respect to the sale and long-term management of its overseas shipping assets and shipping-related logistics activities. Great White Fleet, a wholly-owned subsidiary of Chiquita, manages the company’s global ocean transportation and logistics operations. Great White Fleet operates 12 owned refrigerated cargo vessels and charters additional vessels for use principally in the long-haul transportation of Chiquita’s fresh fruit products from Latin America to North America and Europe. The owned vessels consist of eight reefer ships and four container ships, and are included in the Banana segment. The company will consider various structures, including the sale and leaseback of the company’s owned ocean-going shipping fleet, the sale and/or outsourcing of related ocean-shipping assets and container operations, and entry into a long-term strategic partnership to meet all of Chiquita’s international cargo transportation needs. Proceeds from any sale would be used to primarily repay debt, including $105 million of shipping-related debt outstanding at September 30, 2006.

Financial Condition – Liquidity and Capital Resources

The company’s cash balance was $102 million at September 30, 2006, compared to $89 million at December 31, 2005 and $181 million at September 30, 2005.

Operating cash flow was $80 million for the nine months ended September 30, 2006, compared to $212 million for the same period in 2005. The decrease was primarily due to the decline in operating results.

Capital expenditures were $38 million year-to-date 2006 and $20 million during the comparable period of 2005; the 2005 figure excludes approximately $10 million in capital expenditures for Fresh Express in the first half of 2005, prior to the date of its acquisition by the company.

In each of the first three quarters of 2006 and 2005, Chiquita paid a quarterly cash dividend of $0.10 per share on the company’s outstanding shares of common stock. All dividends are reviewed quarterly and require approval by the board of directors. The company announced the suspension of its dividend in the third quarter, beginning with the payment that would have been paid in October 2006.

The company and Chiquita Brands L.L.C. (“CBL”), the main operating subsidiary of the company, have a secured credit facility with a syndicate of bank lenders (the “CBL Facility”) comprised of two term loans (the “Term Loan B” and the “Term Loan C”) and a revolving credit facility (the “Revolving Credit Facility”). In June 2006, the CBL Facility was amended to modify certain financial covenants. In connection with the amendment, the Revolving Credit Facility was increased by $50 million to $200 million. At September 30, 2006, no borrowings were outstanding under the Revolving Credit Facility; however, $23 million of credit availability was used to support issued letters of credit, leaving $177 million of credit available under the Revolving Credit Facility. The company borrowed $14 million under the revolver in early November 2006.

On October 5, 2006, the company obtained a temporary waiver from compliance, for the period ended September 30, 2006, with certain financial covenants in the CBL Facility, with which the company otherwise would not have been in compliance. The temporary waiver was effective through December 15, 2006. On November 8, 2006, the company obtained a permanent amendment to the CBL Facility to cure the covenant violations that would have otherwise occurred when the temporary waiver expired. The amendment revised certain covenant calculations relating to financial ratios for leverage and fixed charge coverage, established new levels for compliance with those covenants to provide additional financial flexibility, and includes interest rates on the Revolving Credit Facility of LIBOR plus a margin ranging from 1.25% to 3.00%, and on the Term Loans of LIBOR plus a margin ranging from 2.00% to 3.00%, in each case depending on the company’s consolidated leverage ratio. Initially, the interest rates on both the Revolving Credit Facility and the Term Loans will be LIBOR plus 3.00%. In addition, CBL is required to pay a fee on the daily unused portion of the Revolving Credit Facility of 0.25% to 0.50% per annum.

Under the amended CBL Facility, CBL may distribute cash to CBII for routine CBII operating expenses, interest payments on CBII’s 7 1/2% and 8 7/8% Senior Notes and payment of certain other specified CBII liabilities. Until Chiquita meets certain financial ratios and elects to become subject to a reduced maximum leverage ratio, (i) CBL’s distributions to CBII for other purposes, such as dividend payments to Chiquita shareholders and repurchases of CBII’s common stock, warrants and senior notes, are prohibited; and (ii) the ability of CBL and its subsidiaries to incur debt, dispose of assets, carry out mergers and acquisitions, and make capital expenditures is further limited than under the original CBL Facility. From time to time, some of the lenders and their affiliates have provided, and may in the future provide, investment banking and commercial banking services and general financing services to the company for which they have in the past received, and may in the future receive, customary fees.

As more fully described in Note 3 to the Condensed Consolidated Financial Statements, the company may be required to pay, or post bank guarantees for, up to approximately $50 million in connection with its appeal of certain claims of Italian customs authorities. The company will be required to post a bank guarantee in the fourth quarter in the amount of approximately €5 million (approximately $7 million), and may in the future be required to post additional bank guarantees of up to the full amounts claimed, although the company does not expect to be required to post bank guarantees in 2007 in excess of $25 million. In February 2006, the company increased the letter of credit sublimit under its Revolving Credit Facility from $50 million to $100 million in anticipation of such a contingency.

The company currently believes that its cash level, cash flow generated by operating subsidiaries and borrowing capacity will provide sufficient cash reserves and liquidity to fund the company’s working capital needs, capital expenditures and debt service requirements.

New Accounting Pronouncements

See Note 10 to the Condensed Consolidated Financial Statements for information on the company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment.” See Note 11 for information on SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).” See Note 12 for information on FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” See also Note 13 for information on FASB Staff Position (“FSP”) AUG AIR-1, “Accounting for Planned Major Maintenance Activities.”

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

Average banana prices in the company’s core European markets, which primarily consist of the 25 member countries of the EU, fell 10% on a local currency basis in the first nine months of 2006, and 18% in the third quarter of 2006, compared to the same periods a year ago. Neither the company nor the industry has been able to pass on tariff cost increases to customers or consumers. The overall negative impact of the new regime on the company has been and is expected to remain substantial, despite the company’s ability to maintain its price premium in the European market.

Certain Latin American producing countries have taken steps to challenge this regime as noncompliant with the EU’s World Trade Organization obligations not to discriminate among supplying countries. There can be no assurance that any challenges will result in changes to the EC’s regime.

*    *    *    *    *

This quarterly report contains certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond the control of Chiquita, including: the impact of the 2006 conversion to a tariff-only banana import regime in the European Union; unusual weather conditions; industry and competitive conditions; financing; product recalls affecting the industry; the customary risks experienced by global food companies, such as the impact of product and commodity prices, food safety, currency exchange rate fluctuations, government regulations, labor relations, taxes, crop risks, political instability and terrorism; and the outcome of pending governmental investigations and claims involving the company.

The forward-looking statements speak as of the date made and are not guarantees of future performance. Actual results or developments may differ materially from the expectations expressed or implied in the forward-looking statements, and the company undertakes no obligation to update any such statements.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Management” in the company’s 2005 Annual Report on Form 10-K. The only material change from the information presented in the Form 10-K is provided below.

At December 31, 2005, the potential loss on the fuel oil forward contracts from a hypothetical 10% decrease in fuel oil prices would have been approximately $6 million. During 2006, the company increased its hedging coverage for fuel purchases. At September 30, 2006, the company has hedging coverage for approximately 55% of its expected fuel purchases through the first nine months of 2009. At September 30, 2006, a hypothetical 10% decrease in fuel oil prices would have resulted in a loss of approximately $16 million on these contracts. However, the company expects that any decline in the fair value of these contracts would be offset by a decrease in the cost of the underlying fuel purchases.

Item 4 - Controls and Procedures

Evaluation of disclosure controls and procedures

Chiquita maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic filings with the SEC is (a) accumulated and communicated to the company’s management in a timely manner and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of September 30, 2006, an evaluation was carried out by Chiquita’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of that date.

Changes in internal control over financial reporting

Chiquita also maintains a system of internal accounting controls, which includes internal control over financial reporting, that is designed to provide reasonable assurance that the company’s financial records can be relied on for preparation of its financial statements in accordance with generally accepted accounting principles and that its assets are safeguarded against loss from unauthorized use or disposition. An evaluation was carried out by Chiquita’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, of the company’s internal control over financial reporting. Based upon that evaluation, management concluded that during the quarter ended September 30, 2006, there were no changes in the company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

Reference is made to Part I, Item 3 - Legal Proceedings in the company’s 2005 Annual Report on Form 10-K, and the description included under “Italian Customs Cases” of certain proceedings pending in Italy relating to customs duties allegedly owed by Chiquita Italia, the company’s Italian subsidiary, and others as a result of the use of banana import licenses in 1998-2000 which turned out to have been forged. In October 2006, Chiquita Italia received notice in a proceeding in the court of first instance, that the court had determined that Chiquita Italia was jointly liable for a claim of €4.7 million plus interest accrued from November 2004. Chiquita Italia intends to appeal this finding; the applicable appeal would involve de novo review of the entire factual record of the case as well as all the legal arguments, including those presented during the appeals process, and the appellate court can render a decision on the case that disregards or substantially modifies the lower court’s opinion. Pending appeal, Chiquita Italia will be required to post a bank guarantee in the amount of approximately €5 million.

Item 1A - Risk Factors

The risk factor included in the company’s 2005 10-K entitled “The impact of changes in the European Union (“EU”) banana import regime implemented in 2006 could adversely affect our European business and our operating results” is updated in the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report under the section entitled “European Union Banana Import Regime.”

The risk factor included in the company’s 10-K entitled “Our operations and products are regulated in the areas of food safety, customs and protection of human health and the environment” is amended by adding the following paragraph:

We could be adversely affected by actions of regulators or if consumers lose confidence in the safety and quality of certain food products or ingredients, even if our practices and procedures are not implicated. For example, recent industry concerns regarding the safety of fresh spinach in the United States has adversely impacted our Fresh Express operations, including lower sales and unforeseen costs, even though Fresh Express products were not at the center of these issues. Such occurrences may also cause us to incur costs in taking actions to restore consumer confidence. The actual effect on us may depend on a number of factors, including the nature and extent of any issues giving rise to regulators’ actions or consumer concerns, the company’s involvement, if any, in such issues, and specific actions taken or conclusions reached by regulators.

Item 6 - Exhibits

Exhibit 10.1 - Waiver Letter No. 1 to the Credit Agreement, dated as of September 30, 2006, among Chiquita Brands L.L.C., Chiquita Brands International, Inc., certain financial institutions as lenders, and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated October 5, 2006 and filed on October 6, 2006).

Exhibit 10.2 - Amendment No. 4 to the Credit Agreement, effective November 8, 2006, among Chiquita Brands L.L.C., Chiquita Brands International, Inc., certain financial institutions as lenders, and Wachovia Bank, National Association, as administrative agent.

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

November 9, 2006