Form 10-K
period 2006-12-31
CHIQUITA BRANDS INTERNATIONAL INC
filed 2007-03-08
CIK 101063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2006 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission File Number 1-1550

CHIQUITA BRANDS INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

New Jersey	04-1923360
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 East Fifth Street, Cincinnati, Ohio	45202
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (513) 784-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, par value $.01 per share	New York
Warrants to Subscribe for Common Stock	New York

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

The aggregate market value of Common Stock held by non-affiliates at June 30, 2006, the last business day of the registrant’s most recently completed second quarter, was approximately $575 million.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of February 15, 2007, 42,372,776 shares of Common Stock were outstanding.

Documents Incorporated by Reference

Portions of the Chiquita Brands International, Inc. 2006 Annual Report to Shareholders are incorporated by reference in Parts I and II. Portions of the Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference in Part III.

CHIQUITA BRANDS INTERNATIONAL, INC.

This Annual Report on Form 10-K contains certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond the control of Chiquita, including: the impact of the 2006 conversion to a tariff-only banana import regime in the European Union; unusual weather conditions; industry and competitive conditions; financing; product recalls and other events affecting the industry and consumer confidence in the company’s products; the customary risks experienced by global food companies, such as the impact of product and commodity prices, food safety, currency exchange rate fluctuations, government regulations, labor relations, taxes, crop risks, political instability and terrorism; and the outcome of pending governmental investigations and claims involving the company. See “Risk Factors” for further information.

The forward-looking statements speak as of the date made and are not guarantees of future performance. Actual results or developments may differ materially from the expectations expressed or implied in the forward-looking statements, and the company undertakes no obligation to update any such statements.

PART I

ITEM 1- BUSINESS

GENERAL

Chiquita Brands International, Inc. (“CBII”) and its subsidiaries (collectively, “Chiquita” or the company) operate as a leading international marketer and distributor of bananas and other fresh produce sold under the “Chiquita” and other brand names in approximately 80 countries, and packaged salads sold under the “Fresh Express” brand name primarily in the United States. The company also distributes and markets fresh-cut fruit and other branded, value-added fruit-based products. The company produces approximately 30% of the bananas it markets on its own farms, and purchases the remainder of the bananas, all of the lettuce and substantially all of the other fresh produce from third-party suppliers throughout the world.

In June 2005, the company purchased the Fresh Express packaged salad and fresh-cut fruit business from Performance Food Group (“PFG”) for $855 million in cash. The company believes that the Fresh Express acquisition diversified its business, accelerated revenue growth in higher margin value-added products and provided a more balanced mix of sales between Europe and North America, which makes the company less susceptible to risks unique to Europe, such as the recent changes to the European Union (“EU”) banana import regime and foreign exchange risk.

In 2006, the company outlined its vision to become a global leader in branded, healthy, fresh foods, and refined its strategic objectives to include:

•

Become a consumer-driven, customer-preferred company. Chiquita’s objective is to hold the No. 1 or No. 2 value share in each product category in which it competes and to hold the No. 1 value share with its top customers. In Europe, the company is the market leader and obtains a price premium for its Chiquita® bananas. In North America, the company is the market leader and obtains a price premium in value-added salads with the Fresh Express® brand and maintains a No. 2 market position in bananas.

The company is keenly focused on meeting consumer needs for healthy, convenient and fresh foods and on meeting customer needs by excelling in category management, product quality, customer service and in-store execution. In 2006, for example, Progressive Grocer magazine recognized Chiquita and Fresh Express as “Category All-Stars” for having won at least five Category Captain awards for exceptional category management over the past 10 years: Chiquita won for the eighth consecutive year and Fresh Express for the sixth consecutive year.

•

Be an innovative, high-performance organization. Chiquita’s objectives are to attract, engage and retain high-performing employees, apply best-in-class people practices to ensure the company has the right people in the right jobs, leverage processes and technology to improve decision making, employ conservative financial practices and continue to demonstrate leadership in corporate responsibility.

In addition, the company intends to generate increasing revenues from new value-added products. The growing desire of consumers for healthy, fresh and convenient food choices has driven the company’s innovations. A major focus is innovation in products, technology and marketing, including expanding distribution channels, extending product shelf life and developing new product varieties. In 2006, the company expanded its distribution of convenient, single “Chiquita-To-Go” bananas into 8,000 non-grocery convenience outlets. In addition, “Chiquita Fresh and

Ready,” packages of three individual bananas for sale in traditional grocery stores, was introduced for testing in late 2006 as an innovative way for consumers to keep bananas fresher for up to four days longer. The company also continued to leverage Fresh Express’ reputation for innovation and customer service to launch new products and increase distribution outlets. In 2006, Fresh Express expanded its line of ready-to-eat salad kits and premium value-added salads with 12 new offerings. According to an Information Resources, Inc. report released in November, two of these new products, “5-Lettuce Mix” and “Sweet Butter” blends, were the top two new items across all categories introduced in U.S. supermarkets in the third quarter. Chiquita intends to continue providing differentiated, value-added products and services in ways it believes better satisfy consumers, increase retailer profitability and boost the in-store presence of Chiquita and Fresh Express branded products.

•

Deliver leading food industry shareholder returns. Chiquita is committed to profitable growth by focusing on healthy, value-added, higher-margin products, and selectively investing in markets that have the greatest potential for profitable growth. The company remains focused on cost savings in both production and logistics, including synergies achieved by combining the strengths of Chiquita and Fresh Express.

Chiquita believes the following competitive strengths should enable the company to adjust to challenges in its business and to capitalize on future growth opportunities.

•

Powerful Brand. Chiquita believes that customers and consumers associate the Chiquita brand with healthy, fresh and high-quality food products and that opportunities exist to leverage the Chiquita brand through product extensions and new product introductions. Fresh Express is the North American industry leader in packaged salads and its brand is synonymous with healthy and fresh products.

•

High Quality Products and Value-Added Services. Chiquita believes it delivers value to its retail customers by providing high-quality products and value-added services in customer service and category management.

•

Strong Market Positions. Chiquita holds the No. 1 value share position in U.S. value-added salads at retail. The company also holds the No. 1 market share for bananas in the European Union and holds the No. 2 market position in North America.

•

Competitive Supply and Logistics Costs. Chiquita believes that it is able to produce and/or source bananas, lettuce and other fresh produce and deliver them to customers at competitive costs. This competitive position has resulted, in part, from gains achieved in recent years in improving farm productivity, diversifying the company’s supplier base, reducing waste, divesting nonproductive assets, centralizing purchasing and improving efficiency throughout its global supply chain operations.

•

Geographic Diversity of Sourcing. Chiquita maintains wide geographic diversity in its sourcing of bananas or other produce, which reduces its risk from natural disasters, labor disruptions and other supply interruptions in any one particular country. Sourcing in both the northern and southern hemispheres permits Chiquita to provide many produce varieties year-round. For its leafy green products, Chiquita sources from independent growers in California, Arizona and Mexico.

•

High Level of Corporate Responsibility. Chiquita manages its operations in accordance with its Core Values – Integrity, Respect, Opportunity and Responsibility – and the Chiquita Code of Conduct that clearly defines its standards. The company’s goal is to achieve high environmental, social and ethical standards while balancing stakeholder interests. For example, 100 percent of Chiquita’s owned banana farms in Latin America have been certified to the Rainforest Alliance standard since 2000, in spite of increasingly stringent requirements in annual third-party audits. In 2004, 100 percent of the company’s owned farms in Latin America were certified to the Social Accountability 8000 social standard, and in 2005, 100 percent achieved certification to the EUREPGAP food safety standard.

BUSINESS SEGMENTS

Since the acquisition of Fresh Express in June 2005, the company has reported three business segments: Bananas, Fresh Select, and Fresh Cut. The Banana segment includes the sourcing (purchase and production), transportation, marketing and distribution of bananas. The Fresh Select segment includes the sourcing, marketing and distribution of whole fresh fruits and vegetables other than bananas. The Fresh Cut segment includes value-added salads, foodservice and fresh-cut fruit operations. Remaining operations, which are reported in “Other,” primarily consist of processed fruit ingredient products, which are produced in Latin America and sold in other parts of the world, and other consumer packaged goods. The company evaluates the performance of its business segments based on operating income.

No individual customer accounted for more than 10% of the company’s net sales during any of the last three years.

Banana Segment

Chiquita sources, distributes and markets bananas sold under the “Chiquita” and other brand names. Banana segment net sales were $1.9 billion in 2006 and 2005 and $1.7 billion for 2004. Banana sales amounted to approximately 43% of Chiquita’s consolidated net sales in 2006, 50% in 2005 and 55% in 2004. In 2006 and 2005, approximately 70% of banana sales were in Europe and other international markets, and the remainder was in North America. Chiquita also markets bananas in the Middle East and in the Far East, primarily through a joint venture that sources its bananas from the Philippines.

Competition

Bananas are distributed and marketed internationally in a highly competitive environment. Although smaller companies, including growers’ cooperatives, are a competitive factor, Chiquita’s primary competitors are a limited number of other international banana importers and exporters, principally Dole Food Company, Inc., Fresh Del Monte Produce, Inc. and Fyffes plc. To compete successfully, Chiquita must be able to source bananas of uniformly high quality at a competitive cost, maintain strong customer relationships, and quickly and reliably transport and distribute products to worldwide markets. In 2006, the company experienced lower pricing in the EU, in part due to regulatory changes that resulted in an increase in competitive volume entering the market.

Markets, Customers and Distribution

Chiquita’s principal markets are North America and Europe. The company sells approximately one-fourth of all bananas imported into each of these markets. The joint venture through which Chiquita operates in the Far East market sells approximately 15% of bananas imported into Japan. In Europe, the company’s core market is the 25 EU countries plus Norway, Switzerland, and Iceland. The company also sells bananas in other countries in the region, including the remainder of Europe, Russia and the Mediterranean, usually referred to as “trading markets.” The volume of fruit sold into trading markets typically reflects excess banana supplies beyond core market demands, sold on a spot basis. Beginning in 2007, the company anticipates less volume being available to trading markets as a result of recent marketing agreements to provide a year-round supply of bananas to customers in Turkey, which in the future will be included in the company’s core European markets. For information on the impact of recent changes in the EU banana import regime, see “Item 1A – Risk Factors.”

Chiquita’s customers are primarily retailers and wholesalers. To a significant extent in North America, and increasingly in Europe, the company’s retail customers are large chain stores. Continuing industry consolidation has increased the buying leverage of these major domestic and international grocery retailers. Both retailers and wholesalers are generally seeking fewer suppliers that can provide a wider range of fresh produce.

The company has regional sales organizations to service major retail customers and wholesalers. In most cases, these organizations provide services for both bananas and other fresh produce. The company’s goal is to ensure a consistent supply of premium fruit to satisfy these customers. In addition, the sales organizations provide customer support, including assistance with transportation and logistics, ripening, and banana and produce category management. In both Europe and North America, the company sells “green” (unripened) bananas and “yellow” (ripened) bananas, which are ripened in its own facilities. Many customers have their own facilities to ripen “green” bananas purchased from the company or other sources; in some cases, Chiquita provides technical advice or operates the customers’ ripening facilities. Chiquita also provides retail marketing support services for its customers. These ripening, advisory and support services help the company develop and strengthen long-term supply relationships with customers.

In North America, Chiquita enters into product and service contracts with large retail customers, most often for one year. Approximately 90% of the volume sold in North America is sold under these contracts. The arrangements typically include agreed-upon pricing, although price levels may fluctuate seasonally. An advantage of these contracts is that they stabilize demand and pricing throughout the year and reduce the company’s exposure to volatile spot market prices and supply and demand imbalances. A disadvantage is that the company may not be able to pass on unexpected cost increases when they arise or may not be able to take advantage of short-term, market-driven price increases due to short supply or other factors.

In recent years, the company has been exploring additional distribution channels for bananas. Traditionally, it was not economically feasible to distribute single bananas to quick service restaurants and convenience stores because of the high spoilage rates when bananas are not kept under controlled conditions and when they cannot be delivered frequently. In September 2004, Chiquita signed a Joint Technology Development and Supply Agreement with a subsidiary of Landec Corporation to obtain patented packaging technology which extends the shelf-life of bananas and allows their distribution through these channels. Using this technology, Chiquita currently distributes bananas, in boxes with 40 individual fingers, to approximately 8,000 non-traditional retail outlets and has plans to more than double this business by the end of 2007.

Pricing

The selling price received for bananas depends on several factors, including their availability and quality in relation to competing produce items. Banana pricing is seasonal because bananas compete against other fresh fruit, a major portion of which comes to market in the summer and fall. As a result, banana prices and Chiquita’s Banana segment results are typically stronger during the first half of the year. Although Chiquita has increased the amount of bananas it sells under fixed-price contracts, even these contracts often include differential pricing, with higher pricing in the first half of the year and lower pricing in the second half. See “Markets, Customers and Distribution.” Because of the strength of the “Chiquita” brand and the company’s reputation for consistent product quality, leadership in consumer marketing and category management, and innovative ripening techniques, Chiquita generally obtains a premium price for its bananas sold in Europe and, to a much lesser extent, in North America.

Sourcing

Bananas grow in tropical climates where the temperature generally does not fall below 50 degrees Fahrenheit. A healthy banana plant can produce fruit for harvest approximately every seven months. After harvest, bananas are washed, and, in most cases, cut into clusters and packed into 40-pound boxes. The boxes of bananas are placed on pallets and loaded into containers for shipment.

During 2006, approximately one-fifth of all bananas sold by Chiquita were sourced from each of Costa Rica and Guatemala. Chiquita also sources bananas from numerous other countries, including Panama, Ecuador, Colombia, Honduras and the Ivory Coast. In 2006, approximately 30% of the bananas sourced by Chiquita were produced by subsidiaries and the remainder were purchased from independent growers under short and long-term fruit supply contracts in which Chiquita takes title to the fruit, either at packing stations or once loaded aboard ships. Chiquita maintains broad geographic diversification in purchased bananas, but relies to a significant extent on long-term relationships with certain large growers. In 2006, Chiquita’s four largest independent growers, which operate in Guatemala, Ecuador, Colombia and Costa Rica, provided approximately 60% of Chiquita’s total volume of purchased bananas from Latin America.

Purchasing bananas allows the company to reduce its financial and operating risks and avoid the substantial capital required to maintain and finance banana farms. Typically, banana purchase agreements have multi-year terms, in some cases as long as 10 years. However, the applicable prices under some of these agreements may be renegotiated annually or every other year and, if new purchase prices cannot be agreed upon, the contracts will terminate. Most of the long-term purchase agreements include provisions relating to agricultural practices, packing and fruit handling, environmental practices, food safety, social responsibility standards, penalties payable by Chiquita if it does not take delivery of contracted fruit due to poor market conditions, penalties payable by the grower for shortages to contracted volumes and provisions common to contracts for the international sale of goods. Normally, the prices paid to suppliers under the contracts are higher in the first half of the year, when market prices are also typically higher. Under some fruit supply arrangements, Chiquita provides the growers with technical assistance related to production and packing of bananas for shipment.

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

Labor costs in the tropics for the company’s owned production of bananas represented 2% of the company’s total operating costs in 2006. These costs vary depending on the country of origin. To a lesser extent, paper costs are important since bananas are packed in cardboard boxes for shipment.

Logistics

Bananas distributed internationally are transported primarily by refrigerated, ocean-going vessels. Due to their highly perishable nature, bananas must be brought to market and sold generally within 30 to 40 days after harvest. This requires efficient logistics processes in loading, unloading, transporting and delivering fruit from the farm to the outbound port, from the source country to the market country, and from the inbound port to the customer. Chiquita ships its bananas in vessels owned or chartered by the company. These ships are highly specialized, in both size and technology, for international trade in bananas and other refrigerated products. All but one of the company’s owned vessels are equipped with controlled atmosphere technology, which improves product quality and helps suspend the banana ripening process during shipment. Chiquita’s owned ships transported approximately 70% of its aggregate banana volume from Latin America to core markets in North America and Europe in 2006. Its remaining capacity for these activities is operated under contractual arrangements having terms of one to three years. (See also “Item 2 - Properties” and Notes 5 and 6 to the Consolidated Financial Statements included in Exhibit 13.)

In September 2006, the company announced that it is exploring strategic alternatives with respect to the sale and long-term management of its overseas shipping assets and shipping-related logistics activities. Great White Fleet, Ltd., a wholly-owned subsidiary of Chiquita, manages the company’s global ocean transportation and logistics operations. Great White Fleet operates 12 owned refrigerated cargo vessels and charters additional vessels. The owned vessels, consisting of eight reefer ships and four container ships, are included in the Banana segment. The company will consider various structures, including the sale and leaseback of the company’s owned ocean-going shipping fleet, the sale and/or outsourcing of related ocean-shipping assets and container operations, and entry into a long-term strategic partnership to meet all Chiquita’s international cargo transportation needs. Proceeds from a sale would be used primarily to repay debt, including $101 million of shipping-related debt outstanding at December 31, 2006 and up to $80 million of term loans outstanding under the company’s credit facility.

From time to time, the company has experienced interruptions in its shipping, for reasons such as mechanical breakdown or damage to a ship, strikes at ports, and port damage due to weather. For example, in 2005, the company suffered severe damage to its port facilities in Gulfport, Mississippi as a result of Hurricane Katrina. Although the company believes it carries adequate insurance and attempts to transport products by alternative means in the event of an interruption, an extended interruption could have a significant adverse impact on the company.

Although Chiquita believes it has a cost-efficient transportation system, transportation costs are significant in Chiquita’s business. The price of bunker fuel used in shipping operations is an important variable component of transportation costs. Historically, fuel oil prices have been volatile, and over the last few years there have been significant price increases. Chiquita enters into hedge contracts which permit it to lock in fuel purchase prices for up to three years, and thereby minimize the volatility that fuel prices could have on its operating results. However, these hedging strategies cannot fully protect against continually rising fuel prices, and result in hedging losses when market fuel prices decline. Total logistics costs increased to $350 million in 2006 from $305 million in 2005 and $275 million in 2004. In order to reduce ocean transportation costs, the company transports third-party cargo, primarily from North America and Europe, to Latin America. The company also has implemented surcharges to offset weather-related and other rising industry costs; however, it does not recoup all of its increased costs.

Chiquita operates loading and unloading facilities that it owns or leases in Central and South America and various ports of destination in Europe and North America. Most of the ports utilized by the company service relatively large geographic regions for production or distribution. If a port becomes unavailable, the company has to access alternate port facilities and reconfigure its distribution, which can increase its costs. To transport bananas overland to ports in Central and South America and from the ports of destination to the customers, the company uses common carriers. Title to the bananas passes to the customer upon delivery, which is either at the port of destination or the customer’s inland facilities. In certain locations in Latin America, the company operates port facilities for all cargo entering or leaving the port, not just for its own products.

Most of Chiquita’s tropical banana shipments into the North American and core European markets are delivered using containers and pallets. To the extent possible, once the bananas are loaded into containers, they remain in the same containers for transportation from the port of loading through ocean transport, port of arrival, discharge and delivery to customers. This minimizes damage to the bananas by eliminating the need to handle individual boxes or pallets and makes it easier to maintain the bananas at a constant temperature. However, in some cases, particularly in Europe, pallets are unloaded from containers and are loaded into the cargo holds of ships for transport to market.

Bananas are harvested while still green and subsequently ripened. To control quality, bananas are normally ripened under controlled conditions. The company operates pressurized ripening rooms in Europe and North America to manage the ripening process. The company has a proprietary Low-Temperature Ripening process, a state-of-the-art banana ripening technique. The company’s ripening technology enables bananas to be ripened in shipping containers during transit. The company believes this service provides value to customers through improved fruit quality, longer shelf life, lower inventory levels and lower required investment.

Fresh Select Segment

The company distributes and markets an extensive line of fresh fruits and vegetables other than bananas in Europe, North America and the Far East. The major items sold are citrus fruit, stonefruit, apples, grapes, melons, pineapples, kiwi and tomatoes. For the year ended December 31, 2006, sales of the Fresh Select segment were approximately $1.4 billion, with 80% of those sales in Europe. Fresh Select net sales were $1.4 billion and $1.3 billion in 2005 and 2004, respectively.

Competition

Chiquita’s primary competitors in the Fresh Select segment are other wholesalers and distributors of fresh produce, which may be local or national. As the company’s customer base continues to consolidate, more retail customers are seeking fewer distributors who can supply larger geographic areas, offer a broad variety of produce items year-round and provide more logistical and other support services.

Markets, Customers and Distribution

Most Fresh Select sales are in Germany and Austria, where the company operates 20 distribution centers through its Atlanta AG subsidiary. At these locations, daily shipments of a variety of fresh produce are delivered from a variety of producers and importers; the company then recombines these items to fill customer orders, in some cases repackaging produce into consumer packaging. The company provides other value-added services, including product sourcing, ripening and logistics. Most of the Fresh Select items sold by Atlanta carry third-party labels. Compared to North America, in Europe the company provides a particularly wide selection of Fresh Select products.

The Atlanta business continuously evaluates its distribution network and closes and/or sells operations, simplifies legal and organizational structures and implements cost reduction programs as necessary. The company’s focus in this business is to continue to centralize and standardize, as well as to continue adding value-added services for customers, such as category management for retailers’ produce departments.

Aside from the Atlanta business, the Fresh Select operations in North America and Europe primarily market produce items under the “Chiquita” brand name. These operations strive to market premium-quality items with a consumer focus. In North America, Chiquita continues to focus on customer service and category management. The European operations are conducted throughout western and southern Europe. As European retailers expand into eastern Europe, there will be a greater opportunity for Chiquita to expand its Fresh Select operations there as well. Substantially all of the Far East operations are currently conducted through a joint venture. The company is investigating opportunities to leverage the brand in Asia and the Middle East in pursuit of profitable growth.

A significant number of the company’s retail customers are large organizations with multiple stores. Continuing industry consolidation has increased the buying leverage of major domestic and international grocery retailers. In certain key European countries, discounters are gaining an increasing share of the market, resulting in continuing pricing pressure.

Sourcing

Sourcing commitments with growers for non-banana fresh produce are generally for one year or less. However, the company sources with many of the same growers year after year and, in some cases, provides financial assistance to certain growers in the form of short-term advances which are repaid when the produce is harvested and sold. The company purchases more than 150 different types of fresh produce from growers and importers around the world. Chiquita sources certain seasonal produce items in both the northern and southern hemispheres in order to increase availability of a wider variety of fresh produce throughout the year. The company tries to procure fresh produce directly from growers wherever possible. This is more difficult with certain produce items in Europe, in which case the company purchases from other distributors; in addition, the company may resort to spot market purchases in local markets to meet customer demand. Other sources are exporters from the country of origin and importers or wholesalers in the country of sale. The company is not heavily dependent on any single grower for Fresh Select products.

Chiquita owns a subsidiary in Chile that sources fresh produce items from that country for marketing in North America, Europe, Asia and Latin America. The primary products sold by Chiquita Chile are grapes, stonefruit, apples, pears, kiwis and avocados. Fruit harvested in Chile, in the southern hemisphere, can be shipped to the northern hemisphere during the winter off-season for fruit. In addition to third-party suppliers, Chiquita Chile leases approximately 5,000 acres in Chile for cultivation of grapes, apples and stonefruit, which produced approximately 45% of its total exported volume in 2006.

Logistics

Fresh produce is highly perishable and must be brought to market and sold generally within 30 to 60 days after harvest. Some items, such as vegetables, melons and berries, must be sold more quickly, while other items, such as apples and pears, can be held in cold storage for longer periods of time.

The company’s shipping infrastructure for its banana operations in Central and South America provides synergies to permit other fresh produce sourced from the region to be shipped in company-owned or controlled equipment; however, the company generally uses common carriers to transport this fresh produce, and in some cases, particularly in Europe, purchases and takes title to the produce in the local market where it will be sold.

Fresh Cut Segment

The company’s Fresh Cut segment includes value-added salads, foodservice and fresh-cut fruit operations. Net sales of the Fresh Cut segment were approximately $1.1 billion in 2006, $539 million in 2005 and $10 million in 2004. The increase was due to the June 2005 acquisition of the Fresh Express packaged salad and fresh-cut fruit business from Performance Food Group.

Fresh Express is a leading purchaser, processor, packager and distributor of a variety of packaged, ready-to-eat salads and other fresh-cut produce in North America. Fresh Express distributes approximately 300 different Fresh Express branded products nationwide to food retailers as well as foodservice distributors and operators and quick-service restaurants. Fresh Express also distributes over 400 fresh produce foodservice offerings, primarily to third-party distributors for resale mainly to quick-service restaurants located throughout the United States. Fresh Express holds the number one market share in the retail packaged salad sector in North America, with a 48% retail market share as of December 2006. Fresh Express ships an average of 15 million fresh, ready-to-eat branded salad bags to markets across the United States every week. Based upon consumption patterns, volume and corresponding profitability are somewhat higher during the second and third quarters of the year. In addition to its wide variety of salad products, Fresh Express is also a supplier of fresh-cut fruit. Fresh Express is a leader in freshness-extending, controlled and modified atmosphere packaging systems.

Competition

Fresh Express competes with a variety of branded and private label sellers of packaged, ready-to-eat salads. Competitors in the retail market include Dole Food Company, Ready Pac Produce, Earthbound Farms and River Ranch Fresh Foods. Competitors in the foodservice area are predominately national, regional and local processors. There is intense competition from national and large regional processors when selling produce to chain restaurants and independent foodservice distributors, as a result of which Fresh Express may need to market its services to a particular customer over a long period of time before it is even invited to bid. In addition, there are many other processed food and other food and produce sellers who could begin producing packaged salads and other fresh-cut products. Fresh Express believes it distinguishes itself in the area of food safety – see “Health, Environmental and Social Responsibility” below.

Markets, Customers and Distribution

Fresh Express generally serves two customer types, grocery retailers and foodservice customers. The retail packaged salad business is supported by a dedicated sales and marketing organization that includes regional business managers who are responsible for sales to retail grocery accounts within their geographic regions and sales managers who work with a network of brokers across the country to sell products, gain business with new retail accounts and introduce new products to existing retail accounts. Fresh Express also provides fresh-cut products, such as lettuce, tomatoes, spinach, cabbage, broccoli, cauliflower, onions and peppers, to foodservice distributors who resell these products to foodservice operators. Customer sales representatives and account managers service these foodservice customers.

Grocery Retailers. Fresh Express distributes packaged ready-to-eat salads and fresh-cut produce products under the Fresh Express brand to retailers. The following table presents information about the Fresh Express retail product lines that represent 10% or more of retail sales:

Name	Description
Blends	Romaine and other fancier lettuce-based salads reflecting in some instances international themes

Tender Leaf Blends	Spring mix and baby spinach blends

Kits	Salads that contain toppings and dressings

Garden	Shredded or chopped iceberg lettuce with portions of shredded red cabbage and shredded carrots

Garden Plus	Iceberg and romaine combinations with additions such as carrots, cabbage or green leaf lettuce

Fresh Express supplies several of the nation’s top retailers. Overall, Fresh Express sells its retail products to a diverse base of customers throughout the United States. Most of its retail accounts are currently under multi-year contracts.

Foodservice. Fresh Express provides value-added produce items to foodservice distributors nationwide for resale mainly to quick service restaurants, including McDonald’s, SUBWAY, Chipotle, Burger King, Domino’s Pizza, Yum! Brands (KFC, Pizza Hut, Long John Silver’s, A&W and Taco Bell), and others. This market currently consists mainly of shredded lettuce; however, Fresh Express has introduced new, higher-margin products into this market, such as premium tender leaf salads. Fresh Express markets to foodservice customers by focusing on large, strategic accounts that provide reliable business at attractive margins, under contracts that typically adjust pricing weekly and allow for the pass-through of raw product and other cost increases.

Sourcing

Fresh Express sources all of its raw products from third-party growers primarily located in California, Arizona and Mexico. Often, Fresh Express enters into contracts with these farmers to help mitigate supply risk and manage exposure to cost fluctuations. Fresh Express works with the growers to develop safe, innovative, quality-enhancing and cost-effective production techniques. These techniques include removing the core of the lettuce in the field, which reduces transportation costs, production costs and processing time, and developing larger crop beds to increase yield. Fresh Express earns royalties from the use of patented technologies it owns associated with certain of these techniques.

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

The company’s fresh-cut fruit operations, the products of which are marketed under the “Chiquita” brand and include the “Chiquita Fruit Bites” sliced apple snacks, are sold throughout most of the U.S. The company has fresh-cut fruit processing facilities in Chicago, Atlanta, and Salinas, California. In a growing and rapidly evolving category, the company is continuing to focus on technology, pricing, product mix, marketing and packaging.

*******

For further information on factors affecting Chiquita’s results of operations, including results by business segment, liquidity and financial condition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14 to the Consolidated Financial Statements, both included in Exhibit 13, and “Item 1A - Risk Factors.”

INTELLECTUAL PROPERTY

The Chiquita brand is recognized in North America and many parts of Europe and Asia, and the Chiquita® trademark is registered in approximately 100 countries. The company believes it is associated with healthy, fresh and high-quality produce items. More than 90% of the bananas sold by the company during 2006 were sold under the Chiquita brand name. The company generally obtains a premium price for its Chiquita branded bananas. The company also owns hundreds of other trademarks, registered throughout the world, used on its second-quality bananas and on a wide variety of other fresh and prepared food products. Fresh Express® is a trademark owned by Fresh Express and registered in the U.S., Canada and several countries in Europe and the Far East. Fresh Express also owns registrations for a variety of other marks used in its packaged salads business.

To a limited extent, the company licenses its trademarks to other companies for use in prepared processed food products, for example, baby food, fruit juices and drinks, and baked goods containing processed bananas. One of Chiquita’s business strategies is to leverage the Chiquita brand into new profitable businesses.

Fresh Express and its affiliates have patents covering a number of proprietary technologies, including atmospheres used in packaging salads to preserve freshness and methods of harvesting and maintaining produce products. These patents expire at various times from 2007 through 2023, including renewals. No material or significant patents expire before 2010; in the food preparation field, new technology may be developed before existing patents and proprietary rights expire. Fresh Express also relies heavily on certain proprietary machinery and processes that are used to prepare some of its products.

HEALTH, ENVIRONMENTAL AND SOCIAL RESPONSIBILITY

The company’s worldwide operations and products are subject to inspections by environmental, food safety, health and customs authorities and to numerous governmental regulations, including those relating to the use and disposal of agrichemicals, the documentation of food shipments and the traceability of food products. The company believes it is substantially in compliance with applicable regulations.

Beginning in the early 1990s, the company invested significant capital to improve its production and logistics efficiency and environmental performance related to banana production. The company has undertaken a significant effort to achieve certification under the standards of the Rainforest Alliance, an independent non-governmental organization. This independent certification program for banana producers is aimed at improving and managing environmental impacts and improving conditions for workers. All of Chiquita’s owned banana farms in Latin America have achieved annual certification under this program since 2000. The company also works with its third-party suppliers to achieve compliance with these standards and, as of December 2006, 84% of the independent grower hectares that supply Chiquita had achieved this certification. Certification requires that farms meet pre-defined performance criteria as judged by annual audits conducted by the Sustainable Agriculture Network, a coalition of third-party environmental groups coordinated by the Rainforest Alliance. In late 2005, the company launched an award-winning marketing campaign featuring its Rainforest Alliance certification, which the company believes strengthened its brand equity and reinforced its reputation for environmental and social responsibility in Europe, where Chiquita is the market leader and generally obtains a premium price for its Chiquita-branded bananas.

Similarly, by 2004, Chiquita achieved certification of 100% of its owned banana farms in Latin America to the Social Accountability 8000 labor standard, which is based on the core International Labor Organization conventions. The company’s Costa Rica division earned SA8000 certification in 2002, and Chiquita’s operations in Bocas, Panama and Colombia received this certification in late 2003 (prior to Chiquita’s sale of the Colombian operation in June 2004). Chiquita’s operations in Honduras and Guatemala became certified in 2004. In each case, Chiquita was the first major agricultural operator in these countries to earn this certification.

In addition, as of December 2006, 100% of the company’s owned banana farms had achieved certification to EUREPGAP, an international food safety standard. More details about the Rainforest Alliance, SA8000, EUREPGAP and the company’s performance in meeting high social and environmental standards are available on the company’s website at www.chiquita.com.

Fresh Express believes that it maintains extremely high standards in the area of food safety. Its safety specifications apply to both growers from which it purchases lettuce and other salad greens and its own processing operations. As a general rule, Fresh Express harvests, cools, processes and ships its salad products within 24 hours, and products are delivered to customers within 36 to 72 hours of harvest. Its food safety practices include (i) monitoring the proximity of fields where purchased lettuce is grown to livestock feedlots and pastures, (ii) practices that limit exposure of growing crops to contamination and (iii) ensuring cool temperatures, frequent washing and limited contact with possible contaminants during processing.

EMPLOYEES

As of December 31, 2006, the company had approximately 25,000 employees. Approximately 18,000 of these employees work in Central and South America, including approximately 11,000 workers covered by 18 labor contracts. Approximately 1,500 of Fresh Express’s 4,000 employees are covered by four labor contracts. Labor contracts typically have terms of two to four years. Eight labor contracts covering approximately 9,000 employees in Central America are currently being negotiated or expire during 2007, as do two contracts covering fewer than 100 Fresh Express employees.

INTERNATIONAL OPERATIONS

For information on certain risks of international operations, see “Item 1A - Risk Factors.”

The company’s operations in some Central and South American countries are dependent upon leases and other agreements with the governments of these countries. Chiquita leases the land for its Bocas division, on the Caribbean coast of Panama, from the Republic of Panama. The initial 20-year lease term expires at the end of 2017 and has two consecutive 12-year extension periods. The lease can be cancelled by Chiquita at any time on three years’ prior notice; the Republic of Panama has the right not to renew the lease at the end of the initial term or any extension period, provided that it gives four years’ prior notice.

In some parts of Europe, in accordance with local practice, the company obtains credit insurance against the risk of receivable losses due to customer financial problems. Particularly in the area of fresh produce, when it is impractical to seek to recover the goods that were sold, credit insurance is considered a valuable tool. By contrast, in the United States, the Perishable Agricultural Commodities Act affords producers or sellers of fresh agricultural produce, such as the company, special rights in seeking to collect payment from customers, including those that are insolvent or bankrupt.

The company’s operations involve transactions in a variety of currencies. Sale transactions denominated in foreign currencies primarily involve the euro, and costs denominated in foreign currencies primarily involve several Latin American currencies and the euro. Accordingly, Chiquita’s operating results may be significantly affected by fluctuations in currency exchange rates. This is particularly true for the company’s Banana segment operations in Europe. In the Fresh Select segment, many of the non-U.S. dollar sales are of produce items which are purchased in the same currencies. Currency fluctuations affect Chiquita’s operations because its financial results are reported in U.S. dollars, and the U.S. dollar equivalent of Chiquita’s non-U.S. dollar revenues and costs depends on applicable exchange rates at the time the revenues are recognized or the costs are incurred. This is especially true with respect to the euro-U.S. dollar exchange rate. Chiquita’s policy is to exchange local currencies for dollars promptly upon receipt, thus reducing exchange risk. Chiquita also engages in various hedging activities to mitigate the effect of foreign exchange volatility on its financial results. For information with respect to currency exchange, see Notes 1 and 8 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Exhibit 13.

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

ITEM 1A - RISK FACTORS

In evaluating and understanding the company and its business, you should carefully consider (1) all of the information set forth in this 10-K report, including the consolidated financial statements and notes thereto and management’s discussion and analysis included in Exhibit 13, (2) information in our other filings with the SEC, including any future 10-Q and 8-K and (3) the risks described below. These are not the only risks facing us. Additional risks not presently known or which we currently deem immaterial may also impact our business operations, and even the risks identified below may adversely affect our business in ways we do not currently anticipate. Our business, financial condition or results of operations could be materially adversely affected by any of these risks.

The changes in the European Union (“EU”) banana import regime implemented in 2006 have adversely affected our European business and our operating results, and will continue to do so.

In January 2006, the European Commission (“EC”), the governing body of the EU, implemented a new regulation relating to the importation of bananas into the EU. It eliminated the quota that previously applied to the import of Latin American bananas and imposed a significantly higher tariff (€176/metric ton compared to €75/metric ton under the prior regulation) on Latin American bananas. At the same time, it gave a tariff preference to certain African, Caribbean and Pacific (“ACP”) sources (which in many cases are former EU colonies), by exempting 775,000 metric tons of ACP banana volume from any tariff at all.

For Chiquita, the tariff increase alone resulted in approximately $116 million of higher tariff costs in 2006 compared to 2005, partially offset by $41 million in savings resulting from the elimination of the need to purchase banana import licenses, which are no longer required. However, without quotas, increased volumes of bananas were sold into the EU in 2006, both by Latin American banana producers which had not traditionally sold bananas into the EU and by ACP and EU producers. Partially as a result, average banana prices in our core European markets, which primarily consist of the 25 member countries of the EU, fell 11% on a local currency basis in 2006 compared to 2005.

To date, neither we as a company nor the industry have been able to pass on tariff cost increases to customers or consumers. Although we continue to sell bananas at a price premium to our competition in the EU, there can be no assurance that we will be able to maintain this premium.

Certain Latin American producing countries have taken steps to challenge the banana import regime as noncompliant with the EU’s World Trade Organization obligations not to discriminate among supplying countries. In February 2007, Ecuador requested arbitration under WTO rules. Other countries are also expected to join these proceedings. Under the applicable arbitration procedures, a decision would not be expected before late fall 2007. There can be no assurance that any challenges will result in changes to the EC’s regime.

It is still too early to determine the long-term impact of this new regime on industry volume and prices, including the level at which banana volume imported into the EU may stabilize and the prevailing prices that will result. However, the overall negative impact of the new regime on us has been and is expected to remain substantial, despite our intent to maintain our price premium in the European market.

Adverse weather conditions, natural disasters, crop disease, pests and other natural conditions can impose significant costs and losses on our business.

The production of fresh produce is vulnerable to adverse weather conditions, which commonly occur but are difficult to predict. Our results of operations have in the past been significantly impacted by a variety of weather-related events. Lettuce, bananas and other produce can be affected by drought, temperature extremes, windstorms and floods; floods in particular may affect bananas, which are typically grown in tropical lowland areas. In 2007, Fresh Cut segment results for the first quarter are expected to be impacted by up to $4 million from a record January freeze in Arizona which affected lettuce sourcing. Fresh produce is also vulnerable to crop disease and to pests, which may vary in severity and effect, depending on the stage of agricultural production at the time of infection or infestation, the type of treatment applied and climatic conditions. In the past, crop diseases have caused certain produce industries to replant entire areas and to change plant varieties, all at considerable costs in both capital investment and temporary lack of available supply.

Unfavorable growing conditions caused by these factors can reduce both crop size and crop quality. In extreme cases, entire harvests may be lost. These factors may result in lower sales volume and, in the case of farms we own or manage, increased costs to us due to expenditures for additional agricultural techniques or agrichemicals, the repair of infrastructure and replanting to replace damaged or destroyed crops. If banana plantings are destroyed, approximately nine months are required from replanting to first harvest. In the event lettuce crops are damaged, the next harvest on the same acreage would be delayed at least 90 days. Incremental costs may also be incurred if we need to find alternate short-term supplies of bananas, lettuce or other produce from other growers, and we may be required to bear additional transportation costs to meet our obligations to customers.

Competitors may be affected differently by these factors. If adverse conditions are widespread in the industry, they may restrict supplies and lead to an increase in spot market prices for the produce. This increase in spot market prices, however, may not impact customers that have fixed contract prices. Our geographic diversity in banana production and sourcing locations increases the risk that we could be exposed to weather or crop-related events that may impact our operations at any given time, but lessens the risk that any single major event would have a material adverse effect on us. Although we maintain insurance to cover weather-related losses and we attempt to pass on some of the incremental costs to customers through contract price increases or temporary price surcharges, there is no assurance that we will be able to do so in the future.

We operate in a highly competitive environment and the pricing of our products is substantially dependent on market forces.

Our customers are primarily retailers and wholesalers seeking multi-year contracts with suppliers that can provide a wide range of fresh produce. Continuing industry consolidation has increased the buying leverage of the major domestic and international grocery retailers. Average prices paid by our retail customers for bananas in North America declined throughout the prior decade by approximately 1.5% per year until 2005, when the company began to achieve higher year-on-year prices, through surcharges to cover higher fuel and other industry costs as well as negotiated contract price increases. There can be no assurance that we will be able to pass on future cost increases to our customers. Bidding for contracts or arrangements with retailers, particularly large chain stores and other large customers, can be highly competitive, and we may lose prior business or not be invited to bid for new business with some customers.

Where we do not have fixed price contracts, the selling price received for each type of produce depends on several factors, including the availability and quality of the produce item in the market and the availability and quality of competing types of produce. Excess industry supply of any produce item is unpredictable and may result in increased price competition. Produce items which are ready to be, or have been, harvested must typically be brought to market promptly in order to maximize recovery.

Approximately 21% of Fresh Express’s 2006 revenues were derived from the foodservice distribution industry, which is characterized by a high volume of sales with relatively low profit margins. Certain of Fresh Express’s sales are at prices that are based on product cost plus a percentage markup. Therefore, Fresh Express’s results may be negatively impacted when the price of food goes down, even if its percentage markup remains constant. The industry also may be sensitive to national and regional economic conditions, and the demand for Fresh Express’s products has been adversely affected from time to time by economic downturns.

From time to time, our large retail customers may impose new or revised requirements upon their suppliers, including us. These business demands may relate to food safety, inventory practices, logistics or other aspects of the customer-supplier relationship. Some of our customers have indicated a desire to utilize radio frequency identification technology in an effort to improve tracking and management of product in their supply chain. In its current stage of development and usage, large-scale implementation of this technology could significantly increase our product distribution costs. Compliance with requirements imposed by customers may be costly and may have an adverse effect on our results of operations. However, if we fail to meet a significant customer’s demands, we could lose that customer’s business, which could have a material adverse effect on our results of operations.

Increases in commodity or raw product costs, such as fuel, paper, plastics and resins, could adversely affect our operating results.

A significant portion of the fresh produce that we market is purchased from independent producers and importers around the globe under arrangements ranging from formal long-term purchase contracts to informal market trading with unrelated suppliers. In 2006, approximately 70% of the bananas, all of the lettuce and almost all of the other produce sourced by us were purchased from independent growers. Many factors may affect the cost and supply of fresh produce, including external conditions, commodity market fluctuations, currency fluctuations, changes in governmental regulations, agricultural programs, and severe and prolonged weather conditions and natural disasters. Increased costs for purchased fruit and vegetables have in the past negatively impacted our operating results, and there can be no assurance that they will not adversely affect our operating results in the future.

We use chartered ships to transport more than 30% of our total banana shipments, and charter rates have been increasing in recent years. The price of bunker fuel used in shipping operations is also an important variable component of transportation costs. Our fuel costs have increased substantially since 2003, and there can be no assurance that there will not be further increases in the future. In addition, fuel and transportation cost is a significant component of much of the produce that we purchase from growers or distributors, and there can be no assurance that we will be able to pass on to our customers the increased costs we incur in these respects.

The cost of paper is also significant to us because bananas and some other produce items are packed in cardboard boxes for shipment. If the price of paper increases, or the price of the fresh produce that we purchase increases due to paper cost increases, and we are not able to effectively pass these price increases along to our customers, then our operating income will decrease. Increased costs for paper have in the past negatively impacted our operating income, and there can be no assurance that these costs will not adversely affect our operating results in the future.

Our substantial level of indebtedness and the financial covenants in our debt agreements could adversely affect our ability to execute our growth strategy or to react to changes in our business, and we may be limited in our ability to use debt to fund future capital needs. Additionally, a significant amount of our indebtedness bears interest at floating rates, which could increase our interest expense.

As of December 31, 2006, our indebtedness was approximately $1 billion (including approximately $550 million of subsidiary debt). Our high level of indebtedness limits our ability to borrow additional funds and requires us to dedicate a substantial portion of our cash flow from operations to debt service, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate expenditures. This, in turn:

•	increases our vulnerability to adverse general economic or industry conditions;

•	limits our flexibility in planning for, or reacting to, changes in our business or our industry;

•	limits our ability to make strategic acquisitions and investments, introduce new products or services, or exploit business opportunities; and

•	places us at a competitive disadvantage relative to competitors that have less debt or greater financial resources.

Moreover, most of our indebtedness is issued under debt agreements that require continuing compliance with financial and other covenants. In June 2006, we obtained prospective covenant relief from our lenders and, as a consequence of our financial results through the end of the third quarter, we were required to and did obtain further covenant relief from our lenders in November 2006. The amendments provided further flexibility under the financial covenants, but increased the cost of our borrowings and further limited our ability to incur debt, sell assets, and make capital expenditures and acquisitions. In March 2007, we obtained further prospective covenant relief with respect to a proposed financial sanction contained in a plea agreement offer made by the company to the U.S. Department of Justice and other related costs. If we were to experience a significant decline in financial performance compared to lender expectations, we may be required to seek further covenant relief or to restructure or replace our credit facility, which could further increase the cost of our borrowings and/or further restrict our financial flexibility and access to capital.

As of December 31, 2006 we had drawn $44 million under our $200 million revolving credit facility and used an additional $31 million of capacity to issue letters of credit, including a $7 million letter of credit issued to preserve our right to appeal certain customs claims in Italy. During 2007, we may be required to issue up to an additional $25 million of letters of credit for appeal bonds relating to litigation of additional customs claims in Italy. As a result of our lower operating cash flow in 2006 compared to prior years, as well as working capital requirements to support volume growth in 2007, we began to draw under the revolving credit facility in November 2006. As of February 28, 2007, we had made cash draws against the facility of $84 million, and expect to make additional draws to fund peak seasonal working capital needs through March or April 2007. We believe that operating cash flow, including the collection of receivables from high season banana sales, should permit us to significantly reduce the revolving credit balance during the second quarter and to fully repay it during the third quarter; however, there can be no assurance in this regard. In order to ensure adequate liquidity, in the event that we experience shortfalls in operating performance or unanticipated contingencies which require the use of significant amounts of cash, we may be limited in our ability to fund discretionary market or brand-support activities, innovation spending, capital investments and/or acquisitions that had been planned as part of the execution of our long-term growth strategy.

Currently, approximately $500 million of our indebtedness bears interest at rates that fluctuate with prevailing interest rates. As a result, a 1% increase in interest rates would result in an increase to interest expense of approximately $5 million annually.

Our growth strategies may not be successful; future acquisitions, strategic alliances and investments and other innovations may be costly and not achieve their intended goals, and they could distract our management, increase our expenses and adversely affect our business.

We have stated a goal of growing our business through innovation, new products, acquisitions and geographic expansion. Our ability to execute successfully in these areas will determine the extent to which we are able to grow existing sales and volume profitably. If we are unsuccessful in these efforts, it may adversely affect our financial condition, results of operations and ability to grow our business or otherwise achieve our financial or strategic objectives. The following risks, in particular, may be applicable:

Risks relating to acquisitions and investments

•	Suitable acquisitions or investments may not be found or completed on terms that are satisfactory to us;

•	We may not be able to obtain financing, or we may have limitations under our credit agreement on our ability to make acquisitions and investments;

•

We may be unable to successfully integrate an acquired company’s personnel, assets, management systems and technology into our business, and integration may require substantial expense and management time and require greater capital resources than originally anticipated;

•

The benefits expected to be derived from an acquisition may not materialize and could be affected by numerous factors, such as regulatory developments, industry events, general economic conditions, increased competition and the loss of existing key personnel or customers; and

•

An acquisition of a foreign business or expansion in a new geographic area may involve additional risks, including, but not limited to, foreign currency exposure, liability under foreign laws or regulations, and inability to successfully assimilate differences in foreign business practices or overcome language or cultural barriers.

Risks relating to innovation

In the area of innovation, we must be able to develop new products and enhance existing products that appeal to consumers and our retail trade customers. This depends, in part, on the technological and creative skills of our personnel and on our intellectual property rights in both proprietary technology and protection of our brands. We may not be successful in the introduction, marketing and sourcing of any new products or product innovations, and we may not be able to develop and introduce in a timely manner innovations to our existing products that satisfy customer needs or achieve market acceptance.

We rely upon a combination of trade secret, copyright, patent and trademark law, contractual arrangements and technical means to protect our intellectual property rights. We also enter into confidentiality agreements with our employees, consultants, joint venture and alliance partners, customers and other third parties that are granted access to our proprietary information, and we limit access to and distribution of our proprietary information. There can be no assurance that we have protected or will be able to protect our proprietary technology and information adequately, that the unauthorized disclosure or use of our proprietary information will be prevented, or that others have not or will not develop similar technology or information independently.

Risks relating to joint ventures and strategic alliances

We currently operate parts of our business, notably our Asian banana production and sales, through joint ventures with other companies, and we may enter into additional joint ventures and strategic alliances in the future. Joint venture investments may involve risks not otherwise present for investments made solely by us. For example, we may not control the joint ventures; joint venture partners may not agree to distributions that we believe are appropriate; joint venture partners may not observe their commitments; joint venture partners may have different interests than we have and may take action contrary to our interests; and it may be difficult for us to exit a joint venture after an impasse or if we desire to sell our interest.

Our international operations subject us to numerous risks, including U.S. and foreign governmental investigations and claims.

We have international operations in many foreign countries, including in Central and South America, the Philippines and the Ivory Coast. These activities are subject to risks inherent in operating in those countries, including government regulation, currency restrictions and other restraints, burdensome taxes, risks of expropriation, threats to employees, political instability, terrorist activities, including extortion, and risks of U.S. and foreign governmental action in relation to us. Should such circumstances occur, we might need to curtail, cease or alter our activities in a particular region or country, and we may be subject to fines or other penalties. Our ability to deal with these issues may be affected by applicable U.S. or other applicable law. See “Item 3 – Legal Proceedings” for a description of, among other things, (i) a $25 million financial sanction contained in a plea agreement offer made by the company to the U.S. Department of Justice and relating to payments made by our former banana producing subsidiary in Colombia to certain groups in that country which had been designated under United States law as a foreign terrorist organization, (ii) an investigation by EU competition authorities relating to prior information sharing in Europe and (iii) customs proceedings in Italy.

We have a substantial amount of goodwill and other intangible assets on our balance sheet; a substantial impairment of our goodwill or other intangible assets may adversely affect our operating results.

As of December 31, 2006, we had approximately $1.1 billion of intangible assets such as goodwill and trademarks, the value of which depend on a variety of factors, including the success of our business and earnings growth. This represents over 40% of the total assets on our balance sheet. Of that, $542 million, or 20% of total assets at December 31, 2006, was goodwill, which represents the excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. Almost all of our goodwill is associated with the Fresh Express acquisition. Accounting standards require us to review goodwill at least annually for impairment. In 2006, due to a decline in Atlanta AG’s business performance in the period following the implementation of the new EU banana import regime as of January 1, 2006, we recorded an impairment charge for the full $43 million of goodwill relating to that business. There can be no assurance that further reviews of our goodwill will not result in additional impairment charges in the future. Although it does not affect cash flow, an impairment charge has the effect of decreasing our earnings and shareholders’ equity.

Our operations and products are regulated in the areas of food safety and protection of human health and the environment.

Our worldwide operations and products are subject to inspections by environmental, food safety, health and customs authorities and to numerous governmental regulations, including those relating to the use and disposal of agrichemicals, the documentation of food shipments and the traceability of food products. As these regulations continue to be revised and new laws enacted, they generally become more stringent and the cost to comply with them increases. We believe we are substantially in compliance with applicable regulations. However, actions by regulators in the past have required, and in the future may require, operational modifications or capital improvements at various locations. In addition, if violations occur, regulators can impose fines, penalties and other sanctions. The costs of these modifications, improvements, fines and penalties could be substantial.

We could be adversely affected by actions of regulators or if consumers lose confidence in the safety and quality of certain food products or ingredients, even if our practices and procedures are not implicated. For example, industry concerns regarding the safety of fresh spinach in the United States adversely impacted our Fresh Express operations in the third and fourth quarters of 2006 and continue to result in lower sales and unforeseen costs, even though Fresh Express products were not implicated in these issues. We may also elect or be required to incur additional costs aimed at restoring consumer confidence in the safety of our products. The actual effect on us may depend on a number of factors, including the nature and extent of any issues giving rise to regulators’ actions or consumer concerns, the company’s involvement, if any, and specific actions taken or conclusions reached by regulators.

We are subject to the risk of product liability claims; claims or other events or rumors relating to the “Chiquita” or “Fresh Express” brands could significantly impact our business.

The sale of food products for human consumption involves the risk of injury to consumers. While we believe we have implemented practices and procedures in our operations to promote high-quality and safe food products, we cannot be sure that consumption of our products will not cause a health-related illness in the future or that we will not be subject to claims or lawsuits relating to such matters. In addition to packaged salads, our fresh-cut fruit operations in the United States and fresh juice bars in Europe subject us to risks relating to food safety and product liability.

Although we maintain product liability insurance in an amount which we believe to be adequate, claims or liabilities of this nature might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others or they might exceed the amount of our insurance coverage. In addition, large retail customers often require us to indemnify them for claims made by consumers who have purchased our products, regardless of whether the claim arises from our handling of the product.

Consumer and institutional recognition of the “Chiquita” and “Fresh Express” trademarks and related brands and the association of these brands with high-quality and safe food products, as well as responsible business practices, are an integral part of our business. The occurrence of any events, rumors or negative publicity regarding the quality and safety of our food products or our business practices, even if baseless, may adversely affect the value of our brand names and the demand for our products.

Our announced plan to sell and outsource our shipping and logistics function may not be completed and, if completed, may not result in the benefits we anticipate.

In September 2006, we announced that we are seeking to enter a long-term strategic partnership with respect to the sale and management of our overseas shipping assets and shipping-related logistics activities. Great White Fleet, our wholly-owned subsidiary which manages our global ocean transportation and logistics operations, operates 12 owned refrigerated cargo vessels and charters additional vessels for use principally in the long-haul transportation of our fresh fruit products from Latin America to North America and Europe. We may not be successful in completing a transaction.

Even if we do complete a transaction, we may not achieve the level of service we are seeking, or we may be further exposed to increasing charter rates. There can be no assurance that a third-party contractor will be successful in meeting our standards for quality and reliability or will partner creatively with us in the future as our business and logistics needs evolve. Operating this aspect of our business under contract with a third-party service provider carries the risk that it may be more difficult to resolve any problems that may occur, which could result in damage to our customer relationships. Although we are seeking a partner to commit to provide these services to us on a long-term basis, if our relationship with the partner and our satisfaction with its service suffer, we may have to negotiate contracts with alternate providers on terms that may not be as desirable as the provisions we initially negotiate.

An extended interruption in our ability to ship our products could materially affect our operating results.

We ship our bananas and some of our other fresh produce in vessels owned or chartered by us. The remainder of our fresh produce is shipped by third parties. From time to time, we have experienced interruptions in our shipping, for reasons such as mechanical breakdown or damage to a ship, strikes at ports, port damage and weather-related disruptions. Terrorist activities could also lead to damage to ports, ships or shipping routes. While we believe we are adequately insured and would attempt to transport our products by alternative means if we were to experience an interruption, an extended interruption in our ability to ship and distribute our products could have a material adverse effect on us.

Labor issues can increase our costs or disrupt our operations; pressure to increase union representation could adversely affect our operations, and changes in immigration laws or enforcement of such laws could impact the availability of produce purchased from third-party suppliers.

Approximately 11,000 of our employees working in Central and South America are covered by 18 labor contracts. Approximately 1,500 of our Fresh Express employees, all of whom work in the United States, are covered by four labor contracts. Eight of these contracts covering approximately 9,000 employees in Latin America are currently being negotiated or expire during 2007, as do two contracts covering fewer than 100 Fresh Express employees. There can be no assurance that we will be able to successfully renegotiate these contracts on commercially reasonable terms.

Strikes or other labor-related actions sometimes occur upon expiration of labor contracts or during the term of the contracts. In the past, we have experienced labor stoppages and strikes. These have in the past and may in the future result in increased costs and, in the case of agricultural workers, decreased crop quality. When prolonged strikes or other labor actions occur in agricultural production, growing crops may be significantly damaged or rendered un-harvestable as a result of the disruption of irrigation, disease and pest control and other agricultural practices. In addition, our non-union workforce, particularly at Fresh Express in the United States, has been subject to union organization efforts from time to time, and we could be subject to future unionization efforts. Increased unionization of our workforce could increase our operating costs or constrain our operating flexibility.

Fresh Express purchases lettuce and other salad ingredients from many third parties that grow these products in the United States. The personnel engaged by these companies for harvesting operations typically include significant numbers of immigrants. The availability and number of these workers is subject to decrease if there are changes in the U.S. immigration laws. The scarcity of available personnel to harvest the agricultural products purchased by Fresh Express in the U.S. could increase our costs for those products or could lead to product shortages.

Fluctuations in currency exchange rates may adversely impact our financial results.

Our operations involve transactions in a variety of currencies. Sales denominated in foreign currencies primarily involve the euro, and costs denominated in foreign currencies primarily involve several Latin American currencies and the euro. Accordingly, our operating results may be significantly affected by fluctuations in currency exchange rates. Approximately 55%, 65% and 70% of our total sales were in Europe in 2006, 2005 and 2004, respectively. Should the euro weaken against the U.S. dollar, there can be no assurance that we will be able to offset any unfavorable currency movement with an increase to our euro pricing for bananas and other fresh produce. Our inability to do so could have a substantial negative impact on our operating results and cash flow.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

As of December 31, 2006, Chiquita owned approximately 40,000 acres and leased approximately 25,000 acres of improved land, principally in Costa Rica, Panama, Honduras, Chile and Guatemala, primarily for the cultivation of bananas and support activities. The company also owns warehouses, power plants, packing stations, irrigation systems and port loading and unloading facilities used in connection with its banana operations.

Chiquita owned eight conventional refrigerated vessels and four refrigerated container vessels as of December 31, 2006. The container ships are highly specialized to the company’s operations; they would be difficult to replace on short notice. The company also had seven conventional refrigerated vessels under time charters with commitment periods of up to three years. Under a time charter, the third-party ship owner provides the ship complete with crew and technical support. In addition, when necessary, the company enters into spot charters and freight contracts to supplement its transportation resources. From time to time, excess capacity in the company’s ships may be utilized by transporting cargo for third parties. Chiquita’s fleet was built through a substantial investment program during the late 1980s and early 1990s. These refrigerated transport vessels have economic lives in excess of 25 years. The owned ships are pledged as collateral for related financings. See Note 9 to the Consolidated Financial Statements in Exhibit 13 for further description of indebtedness secured by the company’s ships. Chiquita also owns or leases other related equipment, including refrigerated container units, used to transport fresh produce.

In the company’s Fresh Cut segment, the company operates six processing/distribution facilities and two additional distribution facilities, all in the United States. These are strategically located to ensure rapid delivery to customers and to maximize product freshness. The following table presents information about these manufacturing/distribution facilities:

Location	Owned/Leased (Expiration date if leased)	Function
Morrow, GA	Leased[1]	Processing/Distribution
Carrollton, GA	Owned	Processing/Distribution
Chicago, IL	Owned	Processing/Distribution
Franklin Park, IL	Leased (2010 and 2011)	Processing/Distribution
Grand Prairie, TX	Leased (2024)	Processing/Distribution
Salinas, CA	Owned	Processing/Distribution
Geneva, IL	Leased (2007)	Distribution
Greencastle, PA	Owned	Distribution

[1]	Fresh Express has the right to purchase this facility for $10.00 from the Clayton County Development Authority

Chiquita leases the space for its headquarters in Cincinnati, Ohio. The company’s subsidiaries also own and lease warehouses, ripening facilities, distribution facilities, office space and other properties in connection with their operations, principally in Europe and the United States.

The company’s main operating subsidiary, Chiquita Brands L.L.C. (“CBL”), owns directly or indirectly substantially all the business operations and assets of the company; it owns directly substantially all of the company’s trademarks. Substantially all U.S. assets of CBL and its subsidiaries are pledged to secure CBL’s credit facility. The credit facility is also secured by liens on CBL’s trademarks, a guarantee by CBII secured by a pledge of CBL’s equity, and pledges of stock of and guarantees by various CBL subsidiaries worldwide. See Note 9 to the Consolidated Financial Statements for a more complete description of the CBL credit facility.

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

For further information with respect to the company’s physical properties, see the descriptions under “Item 1—Business” above, and Notes 5 and 6 to the Consolidated Financial Statements included in Exhibit 13.

ITEM 3 - LEGAL PROCEEDINGS

Justice Department Investigation. As previously disclosed, in April 2003 the company’s management and audit committee, in consultation with the board of directors, voluntarily disclosed to the U.S. Department of Justice (the “Justice Department”) that its former banana-producing subsidiary in Colombia, which was sold in June 2004, had made payments to certain groups in that country which had been designated under United States law as foreign terrorist organizations. Following the voluntary disclosure, the Justice Department undertook an investigation, including consideration by a grand jury. In March 2004, the Justice Department advised that, as part of its criminal investigation, it would be evaluating the role and conduct of the company and some of its officers in the matter. In September and October 2005, the company was advised that the investigation was continuing and that the conduct of the company and some of its officers and directors was within the scope of the investigation. For the years ended December 31, 2006, 2005 and 2004, the company incurred legal fees and other expenses in response to the continuing investigation and related issues of $8 million, $2 million and $8 million, respectively.

During the fourth quarter of 2006, the company commenced discussions with the Justice Department about the possibility of reaching a plea agreement. As a result of these discussions, and in accordance with the guidelines set forth in SFAS No. 5, “Accounting for Contingencies,” the company recorded a charge of $25 million in its financial statements for the quarter and year ended December 31, 2006. This amount reflects liability for payment of a proposed financial sanction contained in an offer of settlement made by the company to the Justice Department. The $25 million would be paid out in five equal annual installments, with interest, beginning on the date judgment is entered. The Justice Department has indicated that it is prepared to accept both the amount and the payment terms of the proposed $25 million sanction. In addition to the financial sanction, the company anticipates the potential plea agreement would contain customary provisions that prohibit such future conduct or other violations of law and require the company to implement and/or maintain certain business processes and compliance programs, the violation of which could result in setting aside the principal terms of the plea agreement.

Negotiations are ongoing, and there can be no assurance that a plea agreement will be reached or that the financial impacts of any such agreement, if reached, will not exceed the amounts currently accrued in the financial statements. Furthermore, such an agreement would not affect the scope or outcome of any continuing investigation involving any individuals.

In the event an acceptable plea agreement between the company and the Justice Department is not reached, the company believes the Justice Department is likely to file charges, against which the company would aggressively defend itself. The Justice Department has a broad range of civil and criminal sanctions under potentially applicable laws which it may seek to impose against corporations and individuals, including but not limited to injunctive relief, disgorgement of profits, fines, penalties and modifications to business practices and compliance programs. The company is unable to predict all of the financial or other potential impacts that could result from an indictment or conviction of the company or any individual, or from any related litigation, including the materiality of such events. Considering the sanctions that may be pursued by the Justice Department and the company’s defenses against potential claims, the company estimates that the range of financial outcomes upon final adjudication of a criminal proceeding could be between $0 and $150 million.

Italian Customs Cases. There are multiple pending proceedings involving potential liability of the company’s Italian subsidiary, Chiquita Italia S.p.A. (“Chiquita Italia”), for additional customs duties on the import of bananas by Socoba S.r.l. (“Socoba”) into Italy during the years 1998 to 2000 for sale to Chiquita Italia. The duties are alleged to be due because these imports were made with licenses that were purportedly issued by the Spanish Ministry of Foreign Trade but were subsequently determined to have been forged. The amount of potential liability is based on the difference between the tariff rate for Latin American bananas imported with valid licenses (€75 per metric ton) and the tariff rate for Latin American bananas imported without valid licenses (€850 per metric ton), plus related taxes and interest. The authorities contend that Chiquita Italia should be jointly liable with Socoba because (a) Socoba was controlled by the former general manager of Chiquita Italia and allegedly managed for the benefit of Chiquita Italia and (b) the import transactions benefited Chiquita Italia, which arranged for Socoba to purchase the bananas from another Chiquita subsidiary and, after customs clearance, sell them to Chiquita Italia. In the first of these proceedings, Chiquita Italia received a notice of assessment in 2004 from customs authorities in Trento, Italy stating that Chiquita Italia, Socoba, the former managing director of Chiquita Italia and the managing director of Socoba are jointly and severally liable for approximately €4.6 million of duties and taxes, plus interest, related to imports cleared in Trento. Subsequently, in May 2005 Chiquita Italia received notice of an investigation underway by customs authorities in Genoa, Italy into the possible joint liability of Chiquita Italia and Socoba for approximately €26.9 million of duties and taxes, plus interest (an estimated €15.0 million of interest having accrued to date). The scope of the Genoa investigation includes all banana imports into Italy by Socoba for sale to Chiquita Italia that used the purported Spanish licenses, including imports cleared by customs authorities in Genoa, Trento and other Italian jurisdictions. Therefore, any amounts ultimately paid by Chiquita Italia in the Trento proceeding, or any similar proceedings in other jurisdictions, should reduce any ultimate liability of Chiquita Italia arising out of the Genoa investigation. In addition to the Trento assessment, Chiquita has thus far received assessments from customs authorities in Genoa and another jurisdiction totaling approximately €9.2 million. Chiquita Italia has appealed the Trento assessment to the Tax Commission in Trento and will appeal all other assessments, through appropriate procedures, on the bases that (a) Chiquita Italia had a good faith belief at the time the import licenses were obtained and used, that they were valid and (b) no Chiquita entity has ever had an ownership interest in Socoba, and Chiquita Italia should therefore not be held responsible for the acts of Socoba. In addition, Chiquita Italia has intervened in a judicial action filed by Socoba in Genoa, now in Rome, in March 2005 for a declaratory judgment that the Spanish licenses in question should be regarded as genuine. Chiquita Italia is requesting suspension of payment, pending appeal, of the approximately €13.8 million formally assessed thus far in these cases, and intends to request suspension of payment, when appropriate, of additional assessments as they are received. In October 2006, Chiquita Italia received notice in the Trento proceeding in the court of first instance, that the court had determined that Chiquita Italia was jointly liable for a claim of €4.7 million plus interest accrued from November 2004. Chiquita Italia intends to appeal this finding; the applicable appeal would involve de novo review of the entire factual record of the case as well as all the legal arguments, including those presented during the appeals process, and the appellate court can render a decision on the case that disregards or substantially modifies the lower court’s opinion. Pending appeal, Chiquita Italia issued a letter of credit to allow a bank guarantee to be posted in the amount of approximately €5 million (approximately $7 million), and may in the future be required to post bank guarantees for up to the full amounts claimed.

Personal Injury Cases. In 1998, the company settled for $4.7 million virtually all of a number of cases that had been brought against it and other defendants in U.S. and foreign courts during the 1990’s. The approximately 26,000 plaintiffs alleged sterility and other injuries as a result of exposure to an agricultural chemical known as DBCP. Defendants included manufacturers of DBCP as well as three banana-producing companies that had used the chemical. The vast majority of the claims against Chiquita were discontinued voluntarily because the claimants could not establish that they were exposed to DBCP used by Chiquita, given Chiquita’s limited use of the product from 1973-1977. Chiquita settled with approximately 4,000 plaintiffs in Panama, the Philippines and Costa Rica in lieu of lengthy litigation. At the time these cases were settled, the company believed that these settlements covered the great preponderance of workers who could have had claims against the company.

Between October 2004 and May 2005, four lawsuits were filed in Superior Court of California, Los Angeles County against two manufacturers of DBCP, as well as three banana producing companies, including the company, that used DBCP. The approximately 4,800 plaintiffs in these lawsuits claim to have been workers on banana farms in Costa Rica, Panama, Guatemala and Honduras owned or managed by the defendant banana companies and allege sterility and other injuries as a result of exposure to DBCP. These California cases are in the early stages of discovery and do not quantify the alleged damages. In April 2005, a lawsuit was filed against the same defendants, including the company, in civil court in the City of David, Panama on behalf of approximately 400 persons who allegedly suffered a variety of injuries and illnesses, mostly other than sterility, resulting from exposure to DBCP. The Panamanian case alleges a total of $85 million in damages, but no evidence has yet been offered to support the plaintiffs’ alleged exposure to DBCP or the allegations of injury or illness. A purported DBCP class action in Hawaii state court that had identified 11 named claimants against DBCP manufacturers and the three banana producing companies, including Chiquita, and alleged an indeterminate number of other claimants who were agricultural workers in various Central American countries has been pending since the late 1990’s and was not part of the 1998 settlement. That case is still in the pleading stage. There has been no substantive discovery and no substantive evidence of exposure or damages has been presented. None of the suits pending in California, Panama and Hawaii identify how many of the approximately 5,210 total named plaintiffs purport to have claims against Chiquita, as opposed to other banana company and manufacturer defendants, and it is too early in the proceedings to determine whether any of the plaintiffs may have been covered by the 1998 settlement. Although the company has little information with which to evaluate these lawsuits, it believes it has meritorious defenses, including (i) the fact that the company used DBCP commercially only from 1973 to 1977 while it was registered for use by the U.S. Environmental Protection Agency and (ii) to its knowledge, the company never used DBCP commercially in either Guatemala or Honduras. The EPA did not revoke DBCP’s registration for use until 1979.

A number of claimants from the Philippines who were part of the 1998 settlement, represented by new counsel, have challenged in Philippine courts whether the settlement funds were properly distributed to these claimants. The company believes it will be able to establish, to the satisfaction of the Philippine courts, that the settlement funds were paid by Chiquita.

Over the last 19 years, a number of claims have been filed against the company on behalf of merchant seamen or their personal representatives alleging injury or illness from exposure to asbestos while employed as seamen on company-owned ships at various times from the mid-1940s until the mid-

1970s. The claims are based on allegations of negligence and unseaworthiness. In these cases, the company is typically one of many defendants, including manufacturers and suppliers of products containing asbestos, as well as other ship owners. Six of these cases are pending in state courts in various stages of activity. Over the past eight years, 25 state court cases have been settled and 36 have been resolved without any payment. In addition to the state court cases, there are approximately 5,300 federal court cases that are currently inactive (known as the “MARDOC” cases). The MARDOC cases are managed under the supervision of the U.S. District Court for the Eastern District of Pennsylvania (the “Federal Court”). In 1996, the Federal Court administratively dismissed all then-pending MARDOC cases without prejudice for failure to provide evidence of asbestos-related disease or exposure to asbestos. Under this order, all MARDOC cases subsequently filed against the company have also been administratively dismissed. The MARDOC cases are subject to reinstatement by the Federal Court upon a showing of some evidence of asbestos-related disease, exposure to asbestos and service on the company’s ships. While six MARDOC cases have been reinstated against the company, one of the cases has been dismissed and there has been little activity in the remaining five reinstated cases to date. As a matter of law, punitive damages are not recoverable in seamen’s asbestos cases. Although the company has very little factual information with which to evaluate these maritime asbestos claims, management does not believe, based on information currently available to it and advice of counsel, that these claims will, individually or in the aggregate, have a material adverse effect on the financial statements of the company.

Competition Law Proceedings. In June 2005, Chiquita announced that its management had recently become aware that certain of its employees had shared pricing and volume information with competitors in Europe over many years in violation of European competition laws and company policies, and may have engaged in several instances of other conduct which did not comply with European competition laws or applicable company policies. The company promptly stopped the conduct and notified the European Commission (“EC”) and other regulatory authorities of these matters; the company is cooperating with the related investigation subsequently commenced by the EC. Based on the company’s voluntary notification and cooperation with the investigation, the EC notified Chiquita that it would be granted immunity from any fines related to the conduct, subject to customary conditions, including the company’s continuing cooperation with the investigation and a continued determination of its eligibility for immunity. Accordingly, Chiquita does not expect to be subject to any fines by the EC. However, if at the conclusion of its investigation, which could continue through 2007 or later, the EC were to determine, among other things, that Chiquita did not continue to cooperate or was not otherwise eligible for immunity, then the company could be subject to fines, which, if imposed, could be substantial. The company does not believe that the reporting of these matters or the cessation of the conduct has had, or should in the future have, any material adverse effect on the regulatory or competitive environment in which it operates, although there can be no assurance in this regard.

In July through November 2005, eight class action lawsuits were filed in the U.S. District Court for the Southern District of Florida against the company and three of its competitors on behalf of entities that purchased bananas in the United States either directly (6 cases) or indirectly (2 cases) from the defendants from May 1999 to December 2005. The complaints allege that the defendants engaged in a conspiracy to artificially raise or maintain prices and control and restrict output of bananas in the United States. The plaintiffs seek treble damages for violation of Section 1 of the Sherman Antitrust Act. The complaints provide no specific information regarding the allegations. One of the cases involving the indirect purchasers has been dismissed and one is still pending; the defendants’ motion to dismiss this case is pending. The cases involving the direct purchaser defendants have been consolidated into one case and are pending before a different judge; the defendants’ motion to dismiss these cases was denied and discovery is proceeding. The company believes that the lawsuits are without merit.

A number of other legal actions are pending against the company. Based on information currently available to the company and on advice of counsel, management does not believe these other legal actions will, individually or in the aggregate, have a material adverse effect on the financial statements of the company.

Regardless of the outcomes, the company will incur legal and other fees to defend itself in all of these proceedings, which in the aggregate may have a significant impact on the company’s financial statements.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 15, 2007, there were 1,342 common shareholders of record. The company’s common stock is traded on the New York Stock Exchange. Information concerning restrictions on the company’s ability to declare and pay dividends on the common stock, the amount of common stock dividends declared, and price information for the common stock is contained in Notes 9, 12 and 16, respectively, to the Consolidated Financial Statements included in Exhibit 13. This information is incorporated herein by reference.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Management – Financial Instruments” included in Exhibit 13 and is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Chiquita Brands International, Inc., included in Exhibit 13 and including “Quarterly Financial Data” in Note 16 to the Consolidated Financial Statements, are incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Chiquita maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic filings with the SEC is (a) accumulated and communicated to the company’s management in a timely manner and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of December 31, 2006, an evaluation was carried out by Chiquita’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e). Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of that date.

Management’s report on internal control over financial reporting

The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. As a result of this assessment, management believes that, as of December 31, 2006, the company’s internal control over financial reporting was effective based on the criteria in Internal Control – Integrated Framework. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included in Exhibit 13.

Changes in internal control over financial reporting

During the quarter ended December 31, 2006, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Chiquita’s internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information relating to the company’s executive officers below, which is as of February 28, 2007, the information required by this Item 10 is incorporated herein by reference from the applicable information set forth in “Election of Directors,” “Information About the Board of Directors and Its Committees” and “Security Ownership of Directors and Executive Officers – Section 16(a) Beneficial Ownership Reporting Compliance” which will be included in Chiquita’s definitive Proxy Statement to be filed with the SEC in connection with the 2007 Annual Meeting of Shareholders, and “Item 1 – Business – Additional Information.”

Executive Officers of the Registrant

Fernando Aguirre (age 49) has been Chiquita’s President and Chief Executive Officer and a director since January 2004 and Chairman since May 2004. From July 2002 to January 2004 he served as President, Special Projects for The Procter & Gamble Company (“P&G”), a manufacturer and distributor of consumer products, and from July 2000 to June 2002 he was President of the Global Feminine Care business unit of P&G. From July 1999 to June 2000 he was Vice President of P&G’s Global Snacks and U.S. Food Products business units. Prior to that, Mr. Aguirre had served P&G in various capacities since 1980. Mr. Aguirre is also a director of Coca-Cola Enterprises Inc.

Michael J. Holcomb (age 47) has been Vice President, Corporate Sales and Customer Development of the company since February 2007. From November 2006 to February 2007 he was Vice President and General Manager – International of The Kao Brands Company (formerly The Andrew Jergens Company), a leading manufacturer of beauty care products, and from September 2003 to October 2006 he served as Kao’s Vice President of U.S. Sales. He had previously been employed by Information Resources, Inc., a leading provider of strategic sales and marketing information and analysis for the consumer packaged goods industry, from September 2000 to August 2003, most recently as its Executive Vice President/General Manager Client Service.

Kevin R. Holland (age 45) has been Senior Vice President, Human Resources of the company since October 2005. Prior to joining Chiquita, he served as Chief People Officer of Coors Brewing Company, the primary U.S. operating subsidiary of Molson Coors Brewing Co., from February 2003 to June 2005. Prior to his service with Coors, Mr. Holland served as Vice President, Human Resources of FedEx Corp.’s FedEx Kinkos Office & Print Center from 1999 to February 2003.

Robert F. Kistinger (age 54) has been President and Chief Operating Officer of the company’s Chiquita Fresh Group since 2000. He has served the company in various capacities since 1980.

Manuel Rodriguez (age 57) has been Senior Vice President, Government and International Affairs and Corporate Responsibility Officer since March 2005. He was Senior Vice President, Government and International Affairs from August 2004 to March 2005 and Vice President, Government Affairs and Associate General Counsel from January 2003 to August 2004. From November 1998 to December 2002 he served as Associate General Counsel and Vice President of the Chiquita Fresh Group. He has served the company in various legal, government affairs and labor relations capacities since 1980.

Manjit Singh (age 37) has been Vice President and Chief Information Officer since September 2006. From April 2006 to September 2006, Mr. Singh was Chiquita’s Vice President, Corporate and Commercial IT. From May 2002 to April 2006, Mr. Singh was Director, Asia Pacific Business Systems

and Regional Chief Information Officer in Singapore for The Gillette Company (which was acquired in October 2005 by the Procter & Gamble Company). He had previously been employed by Broadwing Corp, a telecommunications company, from February 2001 to January 2002 as Director, Strategic Alliances.

James E. Thompson (age 46) has been Senior Vice President, General Counsel and Secretary and Chief Compliance Officer of the company since July 2006. From April 2006 to June 2006 Mr. Thompson served as the company’s Senior Vice President and Chief Compliance Officer. From December 2002 to April 2006, Mr. Thompson was Group Vice President, General Counsel and Secretary at McLeodUSA, Inc., a telecommunications service provider. He had previously been employed from 1995 by Alticor, Inc., a manufacturer and distributor of consumer products, most recently as its Associate General Counsel—International Legal, and Chief Legal Officer, Innovations Business Unit.

Tanios Viviani (age 45) has been President of Fresh Express since July 2005. He was Vice President, Fresh Cut Fruit of the company from October 2004 to July 2005. He was Global Consortium Manager of P&G from August 2003 to October 2004 and from January 2001 to July 2003 was General Manager of P&G’s Juvian Fabric Care Services. From January 1999 to December 2000 Mr. Viviani was P&G’s Marketing Director for Global Strategic Planning and Design. Prior to that Mr. Viviani had served P&G in various capacities and locations since 1989.

Jeffrey M. Zalla (age 41) has been Senior Vice President and Chief Financial Officer since June 2005. From April 2005 to June 2005 he served as Vice President, Finance for the Chiquita Fresh Group-North America. He served the company as Vice President, Treasurer, and Corporate Responsibility Officer from April 2003 to April 2005, as Corporate Responsibility Officer and Vice President, Corporate Communications from September 2001 to April 2003 and as Vice President and Corporate Responsibility Officer from October 2000 to September 2001. Mr. Zalla has served the company in various positions since 1990.

Waheed Zaman (age 46) has been Senior Vice President, Supply Chain and Procurement since September 2006. From December 2005 to September 2006 Mr. Zaman was Senior Vice President, Supply Chain, Procurement and Chief Information Officer. From February 2004 to December 2005 he served as Vice President and Chief Information Officer of the company. He was Associate Director of P&G’s global business services from May 2001 to February 2004. From July 1998 to May 2001 he was Associate Director, Corporate IT at P&G, but was on special assignment as Associate Director, IT North America Market Development Organization from January to September 2000. Prior to that, Mr. Zaman had served P&G in various information technology capacities since 1988.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from the applicable information set forth in “Compensation of Executive Officers” and “Compensation of Directors” which will be included in Chiquita’s definitive Proxy Statement to be filed with the SEC in connection with the 2007 Annual Meeting of Shareholders.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference from the applicable information set forth in “Security Ownership of Chiquita’s Principal Shareholders,” “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” which will be included in Chiquita’s definitive Proxy Statement to be filed with the SEC in connection with the 2007 Annual Meeting of Shareholders.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from the applicable information set forth in “Other Information – Related Person Transactions” and “Information About the Board of Directors and Its Committees” which will be included in Chiquita’s definitive Proxy Statement to be filed with the SEC in connection with the 2007 Annual Meeting of Shareholders.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the applicable information set forth in “Other Information – Chiquita’s Independent Registered Public Accounting Firm” which will be included in Chiquita’s definitive Proxy Statement to be filed with the SEC in connection with the 2007 Annual Meeting of Shareholders.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements. The following consolidated financial statements of the company and accompanying Reports of Independent Registered Public Accounting Firm are included in Exhibit 13:

2. Financial Statement Schedules. Financial Statement Schedules I - Condensed Financial Information of Registrant and II - Consolidated Allowance for Doubtful Accounts Receivable and Consolidated Change in Tax Valuation Allowance are included on pages 37 through 39 and pages 40 through 41, respectively, of this Annual Report on Form 10-K. All other schedules are not required under the related instructions or are not applicable. The report of the independent auditors on these financial statement schedules is included in their consent attached as Exhibit 23.

3. Exhibits. See Index of Exhibits (pages 42 through 47) for a listing of all exhibits to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 7, 2007.

CHIQUITA BRANDS INTERNATIONAL, INC.

By	/s/ Fernando Aguirre
Fernando Aguirre
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below as of March 7, 2007:

/s/ Fernando Aguirre	Chairman of the Board, President and Chief
Fernando Aguirre	Executive Officer (Principal Executive Officer)

Morten Arntzen*	Director
Morten Arntzen

Robert W. Fisher*	Director
Robert W. Fisher

Dr. Clare M. Hasler*	Director
Dr. Clare M. Hasler

Roderick M. Hills*	Director
Roderick M. Hills

Durk I. Jager*	Director
Durk I. Jager

Jaime Serra*	Director
Jaime Serra

Steven P. Stanbrook*	Director
Steven P. Stanbrook

/s/ Jeffrey M. Zalla	Senior Vice President and Chief Financial
Jeffrey M. Zalla	Officer (Principal Financial Officer)

/s/ Brian W. Kocher	Vice President, Controller and Chief Accounting
Brian W. Kocher	Officer (Principal Accounting Officer)

*By	/s/ Brian W. Kocher
Attorney-in-Fact**

**	By authority of powers of attorney filed with this Annual Report on Form 10-K.

CHIQUITA BRANDS INTERNATIONAL, INC. – PARENT COMPANY ONLY

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In thousands)

Condensed Balance Sheet

	December 31,
	2006	2005
ASSETS
Current assets
Cash and equivalents	$—	$—
Other current assets	2,207	2,472

Total current assets	2,207	2,472

Investments in and accounts with subsidiaries	1,381,061	1,485,793
Other assets	24,886	23,177

Total assets	$1,408,154	$1,511,442

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Long-term debt due within one year	$—	$—
Accounts payable and accrued liabilities	13,879	19,919

Total current liabilities	13,879	19,919

Long-term debt	475,000	475,000
Commitments and contingent liabilities	25,000	—
Other liabilities	23,448	23,022

Total liabilities	537,327	517,941

Shareholders’ equity	870,827	993,501

Total liabilities and shareholders’ equity	$1,408,154	$1,511,442

CHIQUITA BRANDS INTERNATIONAL, INC. – PARENT COMPANY ONLY

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In thousands)

Condensed Statement of Operations

	2006	2005	2004
Net sales	$—	$—	$—

Cost of sales	—	—	—
Selling, general and administrative	(52,240)	(46,771)	(56,485)
Equity in earnings of subsidiaries	19,371	211,262	162,533
Charge for contingent liabilities	(25,000)	—	—

Operating income (loss)	(57,869)	164,491	106,048

Interest income	—	—	347
Interest expense	(40,165)	(30,259)	(26,165)
Other income (expense), net	—	308	(19,428)

Income (loss) before income taxes	(98,034)	134,540	60,802
Income taxes	2,100	(3,100)	(5,400)

Net income (loss)	$(95,934)	$131,440	$55,402

CHIQUITA BRANDS INTERNATIONAL, INC. – PARENT COMPANY ONLY

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In thousands)

Condensed Statement of Cash Flow

	2006	2005	2004
Cash flow from operations	$11,450	$(5,947)	$25,575

Investing
Long-term investments	—	(218,647)	(3,500)
Proceeds from sale of property, plant and equipment	—	—	856

Cash flow from investing	—	(218,647)	(2,644)

Financing
Issuances of long-term debt	—	218,647	245,934
Repayments of long-term debt	—	—	(271,737)
Proceeds from exercise of stock options/warrants	1,159	22,527	12,498
Dividends on common stock	(12,609)	(16,580)	—
Repurchase of common stock	—	—	(9,626)

Cash flow from financing	(11,450)	224,594	(22,931)

Change in cash and equivalents	—	—	—
Balance at beginning of period	—	—	—

Balance at end of period	$—	$—	$—

Notes to Condensed Financial Information

1.	All cash is owned and managed by CBL, acting as agent for CBII.

2.	For purposes of these condensed financial statements, CBII’s investments in its subsidiaries are accounted for by the equity method.

3.	CBII paid a quarterly cash dividend of $0.10 per share on the outstanding shares of common stock in the first three quarters of 2006. In the third quarter, the company announced the suspension of its dividend, beginning with the payment that would have been paid in October 2006. Quarterly cash dividends were paid in each of the four quarters of 2005.

CHIQUITA BRANDS INTERNATIONAL, INC.

SCHEDULE II—CONSOLIDATED ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

(In thousands)

	2006	2005	2004
Balance at beginning of period	$12,746	$12,241	$13,066

Additions:

Acquisition of Fresh Express	—	201	—
Charged to costs and expenses	2,221	3,157	7,621

	2,221	3,358	7,621

Deductions:

Write-offs	3,596	1,623	8,108
Other, net	(2,228)	1,230	338

	1,368	2,853	8,446

Balance at end of period	$13,599	$12,746	$12,241

CHIQUITA BRANDS INTERNATIONAL, INC.

SCHEDULE II—CONSOLIDATED CHANGE IN TAX VALUATION ALLOWANCE

(In thousands)

	2006	2005	2004
Balance at beginning of period	$200,325	$176,676	$128,795

Additions:

U.S. net deferred tax assets	21,743	30,187	29,425
Prior year U.S. NOL adjustments	—	—	6,253
Foreign net deferred tax assets	13,555	18,843	11,948
Other, net	2,450	—	1,158

	37,748	49,030	48,784

Deductions:

Acquisition of Fresh Express	—	2,153	—
Prior year U.S. NOL adjustments	167	5,431	—
Closure of U.S. tax audit	13,218	—	—
Prior year foreign NOL adjustments	12,779	17,797	903

	26,164	25,381	903

Balance at end of period	$211,909	$200,325	$176,676

CHIQUITA BRANDS INTERNATIONAL, INC.

Index of Exhibits

Exhibit Number	Description
* 2.1	Order Confirming Second Amended Plan of Reorganization of Chiquita Brands International, Inc. under Chapter 11 of the Bankruptcy Code, with attached Second Amended Plan of Reorganization of Chiquita Brands International, Inc. under Chapter 11 of the Bankruptcy Code (Exhibit 2.1 to Current Report on Form 8-K filed March 12, 2002)

* 2.2	Stock Purchase Agreement, dated February 22, 2005, by and between Chiquita Brands International, Inc. and Performance Food Group Company (Exhibit 2.1 to Current Report on Form 8-K filed February 23, 2005)

* 3.1	Third Restated Certificate of Incorporation (Exhibit 1 to Form 8-A filed March 12, 2002)

* 3.2	Restated By-Laws, as amended through April 9, 2002 (Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

* 4.1	Warrant Agreement dated as of March 19, 2002 between Chiquita Brands International, Inc. and American Security Transfer Company Limited Partnership, as Warrant Agent (Exhibit 4-b to Annual Report on Form 10-K for the year ended December 31, 2002)

* 4.2	Acceptance of Appointment as successor Warrant Agent by Wells Fargo Bank, National Association, and Amendment No. 2, dated as of March 27, 2006, between Chiquita Brands International, Inc. and Wells Fargo Bank, National Association, to Warrant Agreement dated as of March 19, 2002 (as previously amended). (Exhibit 4.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

* 4.3	Indenture, dated as of September 28, 2004, between Chiquita Brands International, Inc. and LaSalle Bank National Association, as trustee, relating to $250 million aggregate principal amount of 7 1/2% Senior Notes due 2014. (Exhibit 4.1 to Current Report on Form 8-K filed September 30, 2004)

* 4.4	Registration Rights Agreement, dated as of September 28, 2004, between Chiquita Brands International, Inc. and Morgan Stanley & Co. Incorporated, Wachovia Capital Markets LLC, Wells Fargo Securities, LLC, ABN Amro Incorporated and ING Financial Markets LLC, as placement agents of the company’s 7 1/2% Senior Notes due 2014. (Exhibit 4.2 to Current Report on Form 8-K filed September 30, 2004)

* 4.5	Indenture, dated as June 28, 2005, between Chiquita Brands International, Inc. and LaSalle Bank National Association, as trustee, relating to $225 million aggregate principal amount of 8 7/8% Senior Notes due 2015 (Exhibit 4.1 to Current Report on Form 8-K filed July 1, 2005)

* 4.6	Registration Rights Agreement, dated as of June 28, 2005 between Chiquita Brands International, Inc. and Morgan Stanley and Co. Incorporated, Wachovia Capital Markets, LLC, Goldman Sachs & Co., BB&T Capital Markets, a division of Scott & Stringfellow, Inc., ABN AMRO Incorporated and Rabo Securities USA, Inc., as placement agents of the company’s 8 7/8% Senior Notes due 2015 (Exhibit 4.2 to Current Report on Form 8-K filed July 1, 2005)

*10.1	Operating contract dated February 18, 1998 between the Republic of Panama and Chiriqui Land Company (n/k/a Bocas Fruit Company) consisting of Contract of Operations (Bocas del Toro), Amendment and Extension of the Lease Land Contract, and related documents as published in the Republic of Panama Official Gazette No. 23,485 (included as part of Exhibit 10-b to Annual Report on Form 10-K for the year ended December 31, 1997)

*10.2	Framework Agreement signed April 25, 2003 among the Republic of Panama, Sindicato Industrial de Trabajadores de Chiriqui Land Company y Empresas Afines (“Sitrachilco”), the local banana workers union at Chiquita’s Armuelles, Panama division, Cooperativa de Servicios Multiples de Puerto Armuelles, R.L. (“Coosemupar”), a worker cooperative led by members of Sitrachilco, and Puerto Armuelles Fruit Co., Ltd. (“PAFCO”), relating to the sale by PAFCO of its assets to Coosemupar (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)

*10.3	Stock Purchase Agreement dated June 10, 2004, among Chiquita International Limited, Chiquita Brands L.L.C. and Invesmar Limited. (Exhibit 99.2 to Current Report on Form 8-K filed June 14, 2004)

*10.4	International Banana Purchase Agreement F.O.B. (Port Of Shipment) between Chiquita International Limited and Banana International Corporation. English translation of original document, which is in Spanish. (Exhibit 99.3 to Current Report on Form 8-K filed June 14, 2004)

*10.5	International Gold Pineapple Purchase Agreement D.D.P. (Port Of Destination), between Chiquita Frupac, Inc. and Banana International Corporation. English translation of original document, which is in Spanish. (Exhibit 99.4 to Current Report on Form 8-K filed June 14, 2004)

*10.6	Form of Banana Purchase Indemnity Letter Agreement between Banana International Corporation and Chiquita International Limited. (Exhibit 99.5 to Current Report on Form 8-K filed June 14, 2004)

*10.7	Strike Indemnity Letter Agreement dated June 10, 2004 among Chiquita Brands L.L.C., Chiquita International Limited and Invesmar Limited. (Exhibit 99.6 to Current Report on Form 8-K filed June 14, 2004)

*10.8	Amended and Restated Credit Agreement dated as of June 28, 2005, among Chiquita Brands International, Inc., Chiquita Brands L.L.C., certain financial institutions as lenders, and Wachovia Bank, National Association as administrative agent, letter of credit issuer and swing line lender, Wells Fargo Bank, National Association as letter of credit issuer, Morgan Stanley Senior Funding, Inc., as syndication agent and co-lead arranger and Goldman Sachs Credit Partners L.P. as documentation agent (Exhibit 10.1 to Current Report on Form 8-K filed July 1, 2005)

*10.9	Amendment No. 1 to Amended and Restated Credit Agreement effective November 18, 2005, among Chiquita Brands L.L.C., Chiquita Brands International, Inc., certain financial institutions as lenders and Wachovia Bank, National Association as administrative agent (Exhibit 10.1 to Current Report on Form 8-K filed November 23, 2005)

*10.10	Amendment No. 2 to Amended and Restated Credit Agreement effective February 10, 2006, among Chiquita Brands L.L.C., Chiquita Brands International, Inc., certain financial institutions as lenders and Wachovia Bank, National Association as administrative agent (Exhibit 10.11 to Annual Report on Form 10-K for the year ended December 31, 2005)

*10.11	Amendment No. 3 to Credit Agreement, effective June 7, 2006, among Chiquita Brands L.L.C., Chiquita Brands International, Inc., certain financial institutions as lenders, and Wachovia Bank, National Association, as administrative agent (Exhibit 10.1 to Current Report on Form 8-K filed June 9, 2006)

*10.12	Amendment No. 4 to the Credit Agreement, effective November 8, 2006, among Chiquita Brands L.L.C., Chiquita Brands International, Inc., certain financial institutions as lenders, and Wachovia Bank, National Association, as administrative agent (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

*10.13	Amendment No. 5 to the Credit Agreement, effective March 7, 2007, among Chiquita Brands L.L.C., Chiquita Brands International, Inc., certain financial institutions as lenders, and Wachovia Bank, National Association, as administrative agent (Exhibit 10.1 to Current Report on Form 8-K filed March 7, 2007)

*10.14	Revolving Credit Agreement dated as of April 22, 2005 by and among Great White Fleet Ltd., as Borrower, and BVS Ltd., CDV Ltd., and CDY Ltd., as Guarantors, and Nordea Bank Finland Plc, acting through its New York Branch, as Agent, and Nordea Bank Norge ASA, acting through its Grand Cayman Branch, as Lender (Exhibit 10.1 to Current Report on Form 8-K filed April 26, 2005)

Executive Compensation Plans and Agreements

*10.15	Chiquita Brands International, Inc. 1997 Amended and Restated Deferred Compensation Plan, conformed to include amendments effective through January 1, 2001 (Exhibit 10-f to Annual Report on Form 10-K for the year ended December 31, 2000)

*10.16	Chiquita Brands International, Inc. Capital Accumulation Plan, conformed to include amendments through January 1, 2004 (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

*10.17	Guaranty, dated March 12, 2001, by Chiquita Brands, Inc. (n/k/a Chiquita Brands L.L.C.) of obligations of Chiquita Brands International, Inc., under its Deferred Compensation and Capital Accumulation Plans, included as Exhibits 10.10 and 10.11 above (Exhibit 10-i to Annual Report on Form 10-K for the year ended December 31, 2000)

10.18	Chiquita Brands International, Inc. Chiquita Stock and Incentive Plan, conformed to include amendments through November 16, 2006

*10.19	Long-Term Incentive Program 2006-2008 Terms (Exhibit 10.1 to Current Report on Form 8-K filed March 31, 2006)

10.20	Long-Term Incentive Program 2007-2009 Terms

*10.21	Amended and Restated Directors Deferred Compensation Program approved November 17, 2005 (Exhibit 10.2 to Current Report on Form 8-K filed November 23, 2005)

10.22	Summary of director compensation for non-management directors of Chiquita Brands International, Inc.

*10.23	Form of Stock Option Agreement with non-management directors of the company (Exhibit 10-p to Annual Report on Form 10-K for the year ended December 31, 2002)

*10.24	Form of Restricted Share Agreement with non-management directors (Exhibit 10-u to Annual Report on Form 10-K for the year ended December 31, 2002)

*10.25	Form of Restricted Share Agreement with newly elected non-management directors (Exhibit 10.1 to Current Report on Form 8-K filed October 14, 2005)

*10.26	Employment Agreement dated and effective January 12, 2004 between Chiquita Brands International, Inc. and Fernando Aguirre, including Form of Restricted Share Agreement for 110,000 shares of Common Stock (time vesting) (Exhibit A), Form of Restricted Share Agreement for 150,000 shares of Common Stock (performance vesting) (Exhibit B) and Form of Non-Qualified Stock Option Agreement with respect to an aggregate of 325,000 shares of Common Stock (Exhibit C) (Exhibit 10.1 to Current Report on Form 8-K filed on January 14, 2004)

*10.27	Form of Stock Option Agreement with all other employees, including executive officers (Exhibit 10-r to Annual Report on Form10-K for the year ended December 31, 2002)

*10.28	Form of Stock Appreciation Right Agreement with certain non-U.S. employees, which may include executive officers (Exhibit 10-b to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

*10.29	Form of Restricted Share Agreement with all other employees, including executive officers, for grants under the Long Term Incentive Program and otherwise under the Stock Option and Incentive Plan [used prior to September 27, 2004] (Exhibit 10-y to Annual Report on Form 10-K for the year ended December 31, 2003)

*10.30	Form of Restricted Share Agreement for use with employees, including executive officers, for grants under the Long Term Incentive Program and otherwise under the Company’s Stock Option and Incentive Plan [used between September 27, 2004 and May 24, 2005] (Exhibit 10.28 to Annual Report on Form 10-K for the year ended December 31, 2004)

*10.31	Form of Restricted Share Agreement for use with employees, including executive officers, for grants under the Long Term Incentive Program and otherwise under the Company’s Stock Option and Incentive Plan [used between May 24, 2005 and November 22, 2005] (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

*10.32	Form of Restricted Share Agreement for use with employees, including executive officers, for grants under the Long Term Incentive Program and otherwise under the Company’s Stock Option and Incentive Plan [used between November 22, 2005 and July 6, 2006] (Exhibit 10.3 to Current Report on Form 8-K filed November 23, 2005)

*10.33	Form of Restricted Stock Award and Agreement for employees, including executive officers, approved on July 6, 2006, applicable to grantees who may attain “Retirement” prior to issuance of the shares. (Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

*10.34	Form of Restricted Stock Award and Agreement for employees, including executive officers, approved on July 6, 2006, applicable to grantees who will not attain “Retirement” prior to issuance of the shares. (Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

*10.35	Retirement Agreement between Chiquita Brands International, Inc. and Robert W. Olson, dated August 3, 2006. (Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

*10.36	Form of Change in Control Severance Agreement entered into with those executive officers of the company who were appointed on or before December 31, 2006. (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

10.37	Executive Officer Severance Pay Plan, adopted March 27, 2006, conformed to reflect amendments through January 12, 2007

13	Chiquita Brands International, Inc. consolidated financial statements, management’s discussion and analysis of financial condition and results of operations, and selected financial data to be included in its 2006 Annual Report to Shareholders

21	Chiquita Brands International, Inc. Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

24	Powers of Attorney

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

*	Incorporated by reference.