Form 10-Q
period 2007-03-31
CHIQUITA BRANDS INTERNATIONAL INC
filed 2007-05-04
CIK 101063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 30, 2007, there were 42,453,612 shares of Common Stock outstanding.

CHIQUITA BRANDS INTERNATIONAL, INC.

Part I - Financial Information

Item 1 - Financial Statements

CHIQUITA BRANDS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(In thousands, except per share amounts)

	Quarter Ended March 31,
	2007	2006

Net sales	$1,192,428	$1,153,652

Operating expenses
Cost of sales	1,051,672	992,695
Selling, general and administrative	102,823	102,658
Depreciation	19,770	18,870
Amortization	2,456	2,409
Equity in earnings of investees	(2,298)	(2,239)

	1,174,423	1,114,393

Operating income	18,005	39,259

Interest income	2,582	1,776
Interest expense	(23,261)	(20,229)

Income (loss) before income taxes	(2,674)	20,806
Income taxes	(700)	(1,300)

Net income (loss)	$(3,374)	$19,506

Earnings per common share:
Basic	$(0.08)	$0.46
Diluted	(0.08)	0.46

Dividends declared per common share	$—	$0.10

See Notes to Condensed Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

(In thousands, except share amounts)

	March 31, 2007	December 31, 2006*	March 31, 2006*

ASSETS
Current assets
Cash and equivalents	$79,861	$64,915	$72,426
Trade receivables (less allowances of $13,508, $13,599 and $12,220)	472,029	432,327	484,225
Other receivables, net	102,118	94,146	92,769
Inventories	249,089	240,967	220,035
Prepaid expenses	39,325	38,488	26,590
Other current assets	7,269	5,650	30,616

Total current assets	949,691	876,493	926,661
Property, plant and equipment, net	565,038	573,316	585,396
Investments and other assets, net	148,332	146,231	153,169
Trademarks	449,085	449,085	449,085
Goodwill	541,898	541,898	579,096
Other intangible assets, net	152,310	154,766	163,149

Total assets	$2,806,354	$2,741,789	$2,856,556

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes and loans payable	$90,363	$55,042	$37,742
Long-term debt of subsidiaries due within one year	25,151	22,588	20,692
Accounts payable	428,790	415,082	401,919
Accrued liabilities	167,942	135,253	143,516

Total current liabilities	712,246	627,965	603,869
Long-term debt of parent company	475,000	475,000	475,000
Long-term debt of subsidiaries	470,818	475,887	490,787
Accrued pension and other employee benefits	74,590	73,541	79,280
Net deferred tax liability	111,974	112,228	115,121
Commitments and contingent liabilities (see Note 2)	20,000	25,000	—
Other liabilities	78,494	76,443	78,291

Total liabilities	1,943,122	1,866,064	1,842,348

Shareholders’ equity
Common stock, $.01 par value (42,434,983, 42,156,833 and 42,058,383 shares outstanding, respectively)	424	422	421
Capital surplus	686,775	686,566	679,422
Retained earnings	153,254	177,638	296,882
Accumulated other comprehensive income	22,779	11,099	37,483

Total shareholders’ equity	863,232	875,725	1,014,208

Total liabilities and shareholders’ equity	$2,806,354	$2,741,789	$2,856,556

*	Amounts presented differ from the 2006 Annual Report on Form 10-K and previously filed Quarterly Reports on Form 10-Q due to the adoption of FSP AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” See Note 11.

See Notes to Condensed Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)

(In thousands)

	Quarter Ended March 31,
	2007	2006
Cash provided (used) by:
Operations
Net income (loss)	$(3,374)	$19,506
Depreciation and amortization	22,226	21,279
Equity in earnings of investees	(2,298)	(2,239)
Changes in current assets and liabilities and other	(22,611)	(57,088)

Cash flow from operations	(6,057)	(18,542)

Investing
Capital expenditures	(10,639)	(11,803)
Acquisition of businesses	—	(6,464)
Other	2,713	1,886

Cash flow from investing	(7,926)	(16,381)

Financing
Repayments of long-term debt	(6,259)	(5,040)
Costs for CBL revolving credit facility and other fees	(29)	(151)
Borrowings of notes and loans payable	40,000	27,000
Repayments of notes and loans payable	(4,783)	(102)
Proceeds from exercise of stock options/warrants	—	815
Dividends on common stock	—	(4,193)

Cash flow from financing	28,929	18,329

Increase (decrease) in cash and equivalents	14,946	(16,594)
Balance at beginning of period	64,915	89,020

Balance at end of period	$79,861	$72,426

See Notes to Condensed Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Interim results for Chiquita Brands International, Inc. (“CBII”) and subsidiaries (collectively, with CBII, the company) are subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full fiscal year. Historically, the company’s results during the third and fourth quarters have been generally weaker than in the first half of the year due to increased availability of competing fruits and resulting lower banana prices. However, management believes the seasonality of its results lessened somewhat as a result of the 2005 Fresh Express acquisition. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the results of the interim periods shown have been made.

See Notes to Consolidated Financial Statements included in the company’s 2006 Annual Report on Form 10-K for additional information relating to the company’s financial statements.

Note 1 - Earnings Per Share

Basic and diluted earnings per common share (“EPS”) are calculated as follows:

	Quarter Ended March 31,
(in thousands, except per share amounts)	2007	2006
Net income (loss)	$(3,374)	$19,506

Weighted average common shares outstanding (used to calculate basic EPS)	42,363	41,989
Warrants, stock options and other stock awards	—	378

Shares used to calculate diluted EPS	42,363	42,367

Basic earnings per common share	$(0.08)	$0.46
Diluted earnings per common share	(0.08)	0.46

The assumed conversions to common stock of the company’s outstanding warrants, stock options and other stock awards are excluded from the diluted EPS computations for periods in which these items, on an individual basis, have an anti-dilutive effect on diluted EPS. For the quarter ended March 31, 2007, the shares used to calculate diluted EPS would have been 43.0 million if the company had generated net income.

Note 2 – Commitments and Contingent Liabilities

In April 2003, the company’s management and audit committee, in consultation with the board of directors, voluntarily disclosed to the U.S. Department of Justice (the “Justice Department”) that its banana-producing subsidiary in Colombia, which was sold in June 2004, had made payments to certain groups in that country which had been designated under United States law as foreign terrorist organizations. Following the voluntary disclosure, the Justice Department undertook an investigation, including consideration by a grand jury. In March 2004, the Justice Department advised that, as part of its criminal investigation, it would be evaluating the role and conduct of the company and some of its officers in the matter. In September and October 2005, the company was advised that the investigation was continuing and that the conduct of the company and some of its officers and directors was within the scope of the investigation. For the years ended December 31, 2006 and 2005, the company incurred legal fees and other expenses in response to the continuing investigation and related issues of $8 million and $2 million, respectively. The company also incurred legal fees of $3 million in the first quarter of 2007.

During the fourth quarter of 2006, the company commenced discussions with the Justice Department about the possibility of reaching a plea agreement. As a result of these discussions, the company recorded a charge of $25 million in its financial statements for the quarter and year ended December 31, 2006 (included in “Commitments and contingent liabilities” in the Consolidated Balance Sheet at December 31, 2006). On March 14, 2007, the company and the Justice Department reached a plea agreement, which was provisionally accepted by the United States District Court for the District of Columbia at a hearing on March 19, 2007. Under the terms of the agreement, the company pleaded guilty to one count of Engaging in Transactions with a Specially-Designated Global Terrorist and will pay a fine of $25 million, payable in five equal annual installments with interest. The company will pay the first installment of $5 million upon final acceptance of the plea agreement at sentencing. At March 31, 2007, $5 million of the liability is included in “Accrued liabilities” and $20 million in “Commitments and contingent liabilities” in the Condensed Consolidated Balance Sheet. In addition to the financial sanction, the plea agreement contains customary provisions that prohibit such future conduct or other violations of law and require the company to implement and/or maintain certain business processes and compliance programs, the violation of which could result in setting aside the principal terms of the plea agreement. The plea agreement does not affect the scope or outcome of any continuing investigation involving any individuals.

In October 2004 and May 2005, the company’s Italian subsidiary received separate notices from various customs authorities in Italy stating that this subsidiary is potentially liable for an aggregate of approximately €26.9 million of additional duties and taxes on the import of certain bananas into the European Union from 1998 to 2000, plus interest currently estimated at approximately €15.4 million. The customs authorities claim that these amounts are due because the bananas were imported with licenses that were subsequently determined to have been forged. The company is contesting these claims through appropriate proceedings, principally on the basis of its good faith belief at the time the import licenses were obtained and used that they were valid. The company’s Italian subsidiary is requesting suspension of payment, pending appeal, of the approximately €13.8 million formally assessed thus far in these cases primarily in Trento and Genoa, and intends to request suspension of payment, when appropriate, of additional assessments as they are received. In October 2006, the Italian subsidiary received notice in one proceeding in a court of first instance in Trento, that the court had determined that Chiquita Italia was jointly liable for a claim of €4.7 million plus interest accrued from November 2004. Chiquita Italia intends to appeal this finding; the applicable appeal would involve a review of the entire factual record of the case as well as all the legal arguments, including those presented during the appeals process, and the appellate court can render a decision on the case that disregards or substantially modifies the lower court’s opinion. Chiquita Italia issued a letter of credit to allow a bank guarantee to be posted in the amount of approximately €5 million (approximately $7 million), pending appeal, and may in the future be required to post additional bank guarantees for up to the full amounts claimed. In March 2007, the Italian subsidiary received notice in a separate proceeding that the court of first instance in Genoa had determined that Chiquita Italia was not liable for a claim of €7.1 million plus interest; should customs authorities choose to appeal this decision, Chiquita Italia would not be required to post any bonds or issue letters of credit to support its continuing defense of this claim.

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

The company promptly stopped the conduct and notified the European Commission (“EC”) and other regulatory authorities of these matters; the company is cooperating with the related investigation subsequently commenced by the EC. Based on the company’s voluntary notification and cooperation with the investigation, the EC notified Chiquita that it would be granted immunity from any fines related to the conduct, subject to customary conditions, including the company’s continuing cooperation with the investigation and a continued determination of its eligibility for immunity. Accordingly, Chiquita does not expect to be subject to any fines by the EC. However, if at the conclusion of its investigation, which could continue through 2007 or later, the EC were to determine, among other things, that Chiquita did not continue to cooperate or was not otherwise eligible for immunity, then the company could be subject to fines, which, if imposed, could be substantial. The company does not believe that the reporting of these matters or the cessation of the conduct has had or should in the future have any material adverse effect on the regulatory or competitive environment in which it operates.

Other than the $25 million accrual noted above for liability related to the plea agreement with the Justice Department at March 31, 2007 and December 31, 2006, the Consolidated Balance Sheet does not reflect a liability for these contingencies for any of the periods presented.

Note 3 - Inventories

(in thousands)	March 31, 2007	December 31, 2006	March 31, 2006

Bananas	$53,088	$45,972	$39,831
Salads	9,784	9,296	9,646
Other fresh produce	27,245	14,147	20,585
Processed food products	14,247	10,989	7,983
Growing crops	83,742	101,424	81,124
Materials, supplies and other	60,983	59,139	60,866

	$249,089	$240,967	$220,035

Note 4 - Debt

Long-term debt consists of the following:

(in thousands)	March 31, 2007	December 31, 2006	March 31, 2006

Parent Company
7 1/2% Senior Notes, due 2014	$250,000	$250,000	$250,000
8 7/8% Senior Notes, due 2015	225,000	225,000	225,000

Long-term debt of parent company	$475,000	$475,000	$475,000

Subsidiaries
Loans secured by ships	$99,984	$100,581	$111,915
Term Loan B	24,279	24,341	24,526
Term Loan C	368,437	369,375	372,187
Other loans	3,269	4,178	2,851
Less current maturities	(25,151)	(22,588)	(20,692)

Long-term debt of subsidiaries	$470,818	$475,887	$490,787

The company and Chiquita Brands L.L.C. (“CBL”), the main operating subsidiary of the company, have a senior secured credit facility with a syndicate of bank lenders (the “CBL Facility”) comprised of two term loans (the “Term Loan B” and the “Term Loan C”) (collectively, the “Term Loans”) and a revolving credit facility (the “Revolving Credit Facility”). In June 2006, in connection with an amendment to modify certain financial covenants, the Revolving Credit Facility was increased by $50 million to $200 million. In October 2006, even after obtaining covenant relief in June, the company was required to obtain a temporary waiver, for the period ended September 30, 2006, from compliance with certain financial covenants in the CBL Facility, with which the company otherwise would not have been in compliance. In November 2006, the company obtained a permanent amendment to the CBL Facility to cure the covenant violations that would have otherwise occurred when the temporary waiver expired. The amendment revised certain covenant calculations relating to financial ratios for leverage and fixed charge coverage, established new levels for compliance with those covenants to provide additional financial flexibility, and established new interest rates. Total fees of approximately $2 million were paid to amend the CBL Facility in November 2006. In March 2007, the company obtained further prospective covenant relief with respect to the financial sanction contained in a plea agreement with the U.S. Department of Justice and other related costs. See Note 2 to the Condensed Consolidated Financial Statements for further information on the plea agreement.

At March 31, 2007, $80 million of borrowings were outstanding and $29 million of credit availability was used to support issued letters of credit, leaving $91 million of credit available under the Revolving Credit Facility. The company repaid $16 million of borrowings under the Revolving Credit Facility in April 2007 and expects to repay the remaining balance in the second quarter 2007, in part through proceeds from the sale of its ships (see Note 12), which will also be used to repay the entire Term Loan B balance.

As more fully described in Note 2 to the Condensed Consolidated Financial Statements, the company may be required to issue letters of credit of up to approximately $40 million in connection with its appeal of certain claims of Italian customs authorities. The company issued a letter of credit in the fourth quarter 2006 to allow a bank guarantee to be posted in the amount of approximately €5 million (approximately $7 million), and may in the future be required to post bank guarantees of up to the full amounts claimed. In February 2006, the company increased the letter of credit sublimit under its Revolving Credit Facility from $50 million to $100 million in anticipation of such a contingency.

The Revolving Credit Facility bears interest at LIBOR plus a margin of 1.25% to 3.00%, and CBL is required to pay a fee on the daily unused portion of the Revolving Credit Facility of 0.25% to 0.50% per annum, depending in each case on the company’s consolidated leverage ratio. At March 31, 2007, the interest rate on the Revolving Credit Facility was LIBOR plus 3.00%.

At March 31, 2007, $24 million was outstanding under Term Loan B and $368 million was outstanding under Term Loan C. The Term Loans cannot be re-borrowed and each requires quarterly payments, which began in September 2005, amounting to 1% per year of the initial principal amount less any prepayments, for the first six years, with the remaining balance to be paid quarterly in the seventh year. The Term Loans bear interest at LIBOR plus a margin of 2.00% to 3.00%, depending on the company’s consolidated leverage ratio. At March 31, 2007, the interest rate on the Term Loans was LIBOR plus 3.00%.

Under the amended CBL Facility, CBL may distribute cash to CBII for routine CBII operating expenses, interest payments on CBII’s 7 1/2% and 8 7/8% Senior Notes and payment of certain other specified CBII liabilities. Until Chiquita meets certain financial ratios and elects to become subject to a reduced maximum CBL leverage ratio, (i) CBL’s distributions to CBII for other purposes, such as dividend payments to Chiquita shareholders and repurchases of CBII’s common stock, warrants and senior notes, are prohibited, and (ii) the ability of CBL and its subsidiaries to incur debt, dispose of assets, carry out mergers and acquisitions, and make capital expenditures is more limited than under the original CBL Facility.

Note 5 - Segment Information

Beginning in 2007, the company modified its reportable business segments to better align with the company’s internal management reporting procedures and practices of other consumer food companies. The company now reports three business segments: Bananas, Salads and Healthy Snacks, and Other Produce. The Banana segment, which is essentially unchanged, includes the sourcing (purchase and production), transportation, marketing and distribution of bananas. The Salads and Healthy Snacks segment (formerly the Fresh Cut segment) includes value-added salads, fresh vegetable and fruit ingredients used in foodservice, fresh-cut fruit operations, as well as processed fruit ingredient products which were previously disclosed in “Other.” The Other Produce segment (formerly the Fresh Select segment) includes the sourcing, marketing and distribution of whole fresh fruits and vegetables other than bananas. In addition, to provide more transparency to the operating results of each segment and to align with practices of other consumer food companies, the company no longer allocates certain corporate expenses to the reportable segments. These expenses are included in “Corporate” below. Prior period figures have been reclassified to reflect these changes. The company evaluates the performance of its business segments based on operating income. Intercompany transactions between segments are eliminated.

Financial information for each segment follows:

	Quarter Ended March 31,
(in thousands)	2007	2006
Net sales
Bananas	$522,832	$482,938
Salads and Healthy Snacks	291,855	303,603
Other Produce	377,741	367,111

	$1,192,428	$1,153,652

Operating income (loss)
Bananas	$33,429	$37,289
Salads and Healthy Snacks	559	12,018
Other Produce	(3,398)	5,501
Corporate	(12,585)	(15,549)

	$18,005	$39,259

Note 6 – Shareholders’ Equity

(in thousands)	Common stock	Capital surplus	Retained earnings	Accumulated other compre- hensive income	Total
Balance at December 31, 2006	$422	$686,566	$177,638	$11,099	$875,725
Adoption of FIN 48 on January 1, 2007 (see Note 10)			(21,010)		(21,010)

Balance at January 1, 2007	422	686,566	156,628	11,099	854,715

Net loss			(3,374)		(3,374)
Other comprehensive income
Unrealized foreign currency translation gain				1,319	1,319
Change in fair value of cost investment				1,661	1,661
Change in fair value of derivatives				2,756	2,756
Losses reclassified from OCI into net income				6,239	6,239
Pension liability adjustments				(295)	(295)

Comprehensive income					8,306

Stock-based compensation	2	2,517			2,519
Shares withheld for taxes		(2,308)			(2,308)

Balance at March 31, 2007	$424	$686,775	$153,254	$22,779	$863,232

Balance at December 31, 2005	$419	$675,710	$281,574	$40,282	$997,985

Net income			19,506		19,506
Other comprehensive income
Unrealized foreign currency translation gain				1,875	1,875
Change in fair value of cost investments				(487)	(487)
Change in fair value of derivatives				(3,451)	(3,451)
Gains reclassified from OCI into net income				(736)	(736)

Comprehensive income					16,707

Exercises of stock options and warrants	1	814			815
Stock-based compensation	1	3,389			3,390
Shares withheld for taxes		(491)			(491)
Dividends on common stock			(4,198)		(4,198)

Balance at March 31, 2006	$421	$679,422	$296,882	$37,483	$1,014,208

See Note 11 to the Condensed Consolidated Financial Statements for a description of the company’s adoption of FSP AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” and its impact on retained earnings.

Note 7 - Hedging

The company enters into contracts to hedge its risks associated with euro exchange rate movements, primarily to reduce the negative earnings and cash flow impact that any significant decline in the value of the euro would have on the conversion of net euro-based cash flow into U.S. dollars. The company primarily purchases put options and collars to hedge these risks. Purchased put options, which require an upfront premium payment, can reduce the negative earnings impact on the company of a significant future decline in the value of the euro, without limiting the benefit received from a stronger euro. Collars include call options, the sale of which reduces the company’s net option premium expense but could limit the benefit received from a stronger euro. The company also enters into hedge contracts for fuel oil for its shipping operations, which permit it to lock in fuel purchase prices for up to three years and thereby minimize the volatility that changes in fuel prices could have on its operating results.

Currency hedging costs charged to the Condensed Consolidated Statement of Income were $6 million and $4 million for the quarters ended March 31, 2007 and 2006, respectively. At March 31, 2007, unrealized losses of $14 million on the company’s currency hedges were included in “Accumulated other comprehensive income,” $12 million of which is expected to be reclassified to net income during the next 12 months. Unrealized losses of $5 million on the fuel oil forward contracts were also included in “Accumulated other comprehensive income,” $1 million of which is expected to be reclassified to net income during the next 12 months.

In October 2006, the company re-optimized its currency hedge portfolio for the first nine months of 2007. The company invested a net $4.5 million to replace €290 million of euro put options expiring in the first nine months of 2007 at an average rate of $1.20 per euro, with collars for €270 million notional amount, comprised of put options with an average strike price of $1.28 per euro and call options with an average strike price of $1.40 per euro. Gains or losses on the new collars, as well as the losses incurred on the original set of put options, will be deferred in accumulated OCI until the underlying transactions are recognized in net income.

At March 31, 2007, the company’s hedge portfolio consisted of the following:

Hedge Instrument	Notional Amount	Average Rate/Price	Settlement Year

Currency Hedges
Euro Put Options	€250 million	$1.28/	€2007
Euro Call Options	€180 million	$1.40/	€2007
Euro Put Options	€275 million	$1.27/	€2008

Fuel Hedges
3.5% Rotterdam Barge
Fuel Oil Forward Contracts	125,000 metric tons (mt)	$295/mt	2007
Fuel Oil Forward Contracts	165,000 mt	$335/mt	2008
Fuel Oil Forward Contracts	165,000 mt	$337/mt	2009
Fuel Oil Forward Contracts	25,000 mt	$317/mt	2010
Singapore/New York Harbor
Fuel Oil Forward Contracts	30,000 mt	$323/mt	2007
Fuel Oil Forward Contracts	35,000 mt	$368/mt	2008
Fuel Oil Forward Contracts	35,000 mt	$366/mt	2009
Fuel Oil Forward Contracts	5,000 mt	$349/mt	2010

At March 31, 2007, the fair value of the foreign currency option and fuel oil forward contracts was a net liability of $1 million, substantially all of which is included in “Other liabilities.” For the quarters ended March 31, 2007 and 2006, the amount included in net income for the change in the fair value of the fuel oil forward contracts relating to hedge ineffectiveness was not material.

In April 2007, the company again re-optimized its currency hedge portfolio for May through December 2007. The company invested a net $2 million to replace approximately €145 million of euro put options expiring between May and September 2007 with an average strike rate of $1.28 per euro, with put options at an average strike rate of $1.34 per euro. In addition, the company replaced approximately €65 million of euro put options expiring between October and December 2007 with an average strike rate of $1.27 per euro, with collars comprised of put options at an average strike rate of $1.34 per euro and call options at an average strike rate of $1.48 per euro. Gains or losses on the new instruments, as well as the losses incurred on the original set of options, will be deferred in accumulated OCI until the underlying transactions are recognized in net income.

Note 8 - Stock-Based Compensation

On January 1, 2006, the company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, using the modified-prospective-transition method. Under that transition method, compensation cost recognized since January 1, 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). With the adoption of SFAS 123(R), stock-based awards granted on or after January 1, 2006 are being recognized as stock-based compensation expense over the period from the grant date to the date the employee is no longer required to provide service to earn the award, which could be immediately in the case of retirement-eligible employees.

The company recognized expense in its results of operations for stock options granted on or after January 1, 2003. For grants prior to that date (the “2002 Grants”), expense was included in pro forma disclosures rather than the Consolidated Statement of Income. SFAS 123(R) did not have an impact on pre-tax income as it relates to the 2002 Grants, which were fully vested as of the company’s January 1, 2006 adoption date of this standard.

Stock compensation expense totaled $3 million ($0.06 per basic and diluted share) and $3 million ($0.08 per basic and diluted share) for the quarters ended March 31, 2007 and 2006, respectively. This expense relates primarily to restricted stock awards.

The company can issue awards as stock options, stock awards (including restricted stock awards), performance awards and stock appreciation rights under its stock option plan; at March 31, 2007, 3.0 million shares were available for future grants. Awards may be granted to directors, officers, other key employees and consultants. Stock options provide for the purchase of shares of common stock at fair market value at the date of grant. The company issues new shares when options are exercised under the stock plan.

Stock Options

Approximately 2 million options were outstanding at March 31, 2007 under the plan. These options generally vest over four years and are exercisable for a period not in excess of 10 years. In addition to the options granted under the plan, an inducement stock option grant for 325,000 shares was made to the company’s chief executive officer in January 2004.

Options outstanding as of March 31, 2007 had a weighted average remaining contractual life of 5 years and had exercise prices ranging from $11.73 to $23.43. At March 31, 2007, there was less than $1 million of total unrecognized pre-tax compensation cost related to unvested stock options. This cost is expected to be recognized over the remainder of 2007.

No options have been granted since 2004. No options were exercised in the first quarter of 2007. During the first quarter of 2006, options for approximately 49,000 shares were exercised, resulting in a cash inflow of approximately $1 million.

Restricted Stock

Since 2004, the company’s share-based awards have primarily consisted of restricted stock awards. These awards generally vest over 1-4 years, and the fair value of the awards at the grant date is expensed over the period from the grant date to the date the employee is no longer required to provide service to earn the award. Prior to vesting, grantees are not eligible to vote or receive dividends on the restricted shares.

At March 31, 2007, there was $14 million of total unrecognized pre-tax compensation cost related to unvested restricted stock awards. This cost is expected to be recognized over a weighted-average period of approximately 3 years.

In addition to the awards outstanding at March 31, 2007, the company granted an additional 85,410 shares on April 15, 2007 to its chief executive officer. This award vests over three years.

Long-Term Incentive Program

The company has established a Long-Term Incentive Program (“LTIP”) for certain executive level employees. Awards are intended to be performance-based compensation as defined in Section 162(m) of the Internal Revenue Code. The program allows for awards to be issued at the end of each three-year period based on cumulative earnings per share of the company for that time period. Awards are expensed over the three-year performance period. For the three-year period of 2006-2008, based on current cumulative earnings per share estimates, the company does not expect to achieve the minimum threshold for awards to be issued at the end of 2008. As a result, no expense is being recognized for this portion of the program. For the three-year period of 2007-2009, the company will expense approximately $1 million annually if 100% target levels are achieved. The company will continue to evaluate its earnings per share performance for purposes of determining expense under this program.

Approximately 250,000 shares were issued in the 2007 first quarter upon vesting of the grants for the 2005 LTIP program, which was not a three-year program.

Note 9 - Pension and Severance Benefits

Net pension expense from the company’s defined benefit and severance plans, primarily comprised of the company’s severance plans covering Central American employees, consists of the following:

	Quarter Ended March 31,
(in thousands)	2007	2006
Defined benefit and severance plans:
Service cost	$1,483	$1,274
Interest on projected benefit obligation	1,423	1,510
Expected return on plan assets	(497)	(553)
Recognized actuarial loss	285	39
Amortization of prior service cost	71	220

	2,765	2,490
Settlement loss	—	460

	$2,765	$2,950

During the 2006 first quarter, the company recognized a settlement loss related to the Central American benefit plans, under which it made severance payments to a significant number of employees terminated in late 2005 as a result of flooding and subsequent closure of some of the company’s farms in Honduras.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position, recognize through comprehensive income changes in that funded status in the year in which the changes occur, and measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year. The company adopted the provisions of SFAS No. 158 on December 31, 2006. See Note 10 to the Consolidated Financial Statements included in the company’s 2006 Annual Report on Form 10-K for a further description of the effect of adopting SFAS No. 158.

Note 10 – Income Taxes

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

Income tax expense reflects benefits of $4 million and $2 million for the quarters ended March 31, 2007 and 2006, respectively, due to the resolution of tax contingencies in various jurisdictions.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes,” which clarified the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation was effective for the company beginning January 1, 2007, and required any adjustments as of this date to be charged to beginning retained earnings rather than the Consolidated Statement of Income.

As a result, the company recorded a cumulative effect adjustment of $21 million as a charge to retained earnings on January 1, 2007. On this date, the company had unrecognized tax benefits of approximately $40 million, of which $33 million, if recognized, will impact the company’s effective tax rate. The total amount of accrued interest and penalties related to uncertain tax positions on January 1, 2007 was $20 million. The company will continue to include interest and penalties in “Income taxes” in the Consolidated Statement of Income.

At March 31, 2007, the company had unrecognized tax benefits of approximately $38 million, of which $31 million, if recognized, will impact the company’s effective tax rate. For the quarter ended March 31, 2007, interest and penalties included in “Income taxes” was $0.7 million, and the cumulative interest and penalties included in the Condensed Consolidated Balance Sheet at March 31, 2007 was $18 million.

During the next twelve months, it is reasonably possible that unrecognized tax benefits could be recognized as a result of the expiration of statutes of limitation in the amount of $6 million plus accrued interest and penalties. In addition, the company has ongoing tax audits in multiple jurisdictions that are in various stages of audit or appeal. If these audits are resolved favorably, unrecognized tax benefits of up to $5 million plus accrued interest and penalties will be recognized. The timing of the resolution of these audits is highly uncertain but reasonably possible to occur in the next 12 months.

The following tax years remain subject to examinations by major tax jurisdictions:

Tax Jurisdiction	Tax Years
United States	2005 -current
Germany	1996 -current
Netherlands	2002 -current

Note 11 – New Accounting Pronouncements

In addition to the new accounting standards discussed in Notes 8, 9 and 10 of these Condensed Consolidated Financial Statements, the FASB issued FASB Staff Position (“FSP”) AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” and SFAS No. 157, “Fair Value Measurements,” in September 2006.

FSP AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” eliminates the accrue-in-advance method of accounting for planned major maintenance activities, which the company previously used to account for maintenance of its 12 owned shipping vessels. Under this new standard, the company will defer expenses incurred for major maintenance activities and amortize them over the five-year maintenance interval. The company adopted this FSP on January 1, 2007. Because this FSP was required to be applied retrospectively, adoption resulted in (i) a $4.5 million increase to beginning retained earnings as of January 1, 2003 for the cumulative effect of the change in accounting principle, and (ii) adjustments to the financial statements for each prior period to reflect the period-specific effects of applying the new accounting principle. These prior period adjustments were not material to the company’s Consolidated Statement of Income.

SFAS No. 157, “Fair Value Measurements,” defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The company is currently assessing the impact of SFAS No. 157 on its financial statements.

Note 12 – Subsequent Event

On May 1, 2007, the company announced that it had signed definitive agreements to sell its 12 refrigerated cargo vessels and related spare parts for $227 million. The ships will be chartered back from an alliance formed by Eastwind Maritime Inc. and NYKLauritzenCool AB. The parties also entered a long-term strategic agreement in which the alliance will serve as Chiquita’s preferred supplier in ocean shipping to and from Europe and North America.

As part of the transaction, Chiquita will lease back 11 of the vessels for a period of seven years, with options for up to an additional five years, and one vessel for a period of three years, with options for up to an additional two years. The leases for the 11 vessels will qualify as operating leases, while the three-year lease for the one vessel will be accounted for as a capital lease. The agreements also provide for the alliance to service the remainder of Chiquita’s core ocean shipping needs for North America and Europe, including, among other things, multiyear time charters commencing in 2008 for seven additional reefer vessels.

The vessels to be sold consist of eight specialized reefer ships and four refrigerated container ships, which collectively transport approximately 70 percent of Chiquita’s banana volume shipped to core markets in Europe and North America. At March 31, 2007, the net book value of the assets to be transferred approximated $125 million, classified almost entirely in “Property, plant and equipment, net” in the Condensed Consolidated Balance Sheet. After approximately $2 million in transaction fees, the company expects to realize a gain on the sale of approximately $100 million, which will be amortized to the Consolidated Statement of Income over the initial leaseback periods (approximately $14 million per year). The resulting reduction in depreciation expense will approximate $11 million annually. The company will also recognize $4 million of expenses in the 2007 second quarter for severance and write-off of deferred financing costs associated with the repayment of debt described below.

The cash proceeds from the transaction will be used to repay approximately $170 million of debt, including $90 million of remaining ship debt and $80 million in term loan and revolving credit borrowings. According to the terms of the CBL Facility, any remaining proceeds not already applied to qualifying investments within 180 days of the close of the transaction must be used to repay amounts outstanding under the CBL Facility.

The parties expect to complete the transaction by June 15, 2007.

Item 2

CHIQUITA BRANDS INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The company’s first quarter 2007 operating results declined compared to the prior year primarily due to higher purchased fruit and other industry costs, and lower local banana pricing in European markets. This impact was partially offset by favorable European exchange rates and the absence of residual costs related to Tropical Storm Gamma, which negatively impacted the company by $16 million in the 2006 first quarter. The company continues to be adversely affected by the January 1, 2006 regulatory changes in the European banana market, which resulted in increased tariff costs. Neither the company nor the industry has been able to pass on the increased tariff costs to customers or consumers, although the company has been able to maintain its price premium in the European market. Operating results in the first quarter also declined due to a record January freeze in Arizona, which affected lettuce sourcing. The Salads and Healthy Snacks segment also continues to be impacted by consumer concerns regarding the safety of packaged salad products following the discovery of E. coli in certain industry spinach products in September 2006 and the resulting investigation by the U.S. Food and Drug Administration (“FDA”). Although the FDA investigation linked no cases of illness to the company’s Fresh Express products, this industry issue will likely continue to have an impact on the Salads and Healthy Snacks segment results through at least the third quarter of 2007.

Beginning in 2007, the company modified its reportable business segments to better align with the company’s internal management reporting procedures and practices of other consumer food companies. The company now reports three business segments: Bananas, Salads and Healthy Snacks, and Other Produce. The Banana segment, which is essentially unchanged, includes the sourcing (purchase and production), transportation, marketing and distribution of bananas. The Salads and Healthy Snacks segment (formerly the Fresh Cut segment) includes value-added salads, fresh vegetable and fruit ingredients used in foodservice, fresh-cut fruit operations, as well as processed fruit ingredient products which were previously disclosed in “Other.” The Other Produce segment (formerly the Fresh Select segment) includes the sourcing, marketing and distribution of whole fresh fruits and vegetables other than bananas. In addition, to provide more transparency to the operating results of each segment and to align with practices of other consumer food companies, the company no longer allocates certain corporate expenses to the reportable segments. Prior period figures have been reclassified to reflect these changes. The company evaluates the performance of its business segments based on operating income.

While management believes the seasonality of its results lessened somewhat as a result of the 2005 Fresh Express acquisition, interim results for the company remain subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full fiscal year. The company’s results during the third and fourth quarters are generally weaker than in the first half of the year due to increased availability of competing fruits and resulting lower banana prices.

Many of the challenges which have affected the company are discussed below. For a further description of these challenges and risks, see the Overview section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I – Item 1A – Risk Factors” in the company’s 2006 Annual Report on Form 10-K.

Operations

Net sales

Net sales for the first quarter of 2007 were $1.2 billion, up 3% from last year’s first quarter. The increase resulted primarily from increased banana volume in both Europe and North America and favorable foreign exchange rates, partly offset by lower local banana pricing in Europe.

Operating income

Operating income for the first quarter of 2007 was $18 million, compared to operating income of $39 million in the first quarter of 2006. The decline was primarily due to higher purchased fruit and other industry costs, and lower local banana pricing in European markets. This impact was partially offset by favorable European exchange rates and the absence of residual costs related to Tropical Storm Gamma, which impacted the company by $16 million in the 2006 first quarter. The company’s Salads and Healthy Snacks segment was also impacted by a record January freeze in Arizona, which affected lettuce sourcing, and continues to be affected by consumer concerns regarding the safety of packaged salad products following the discovery of E. coli in certain industry spinach products in September 2006 and the resulting investigation by the FDA.

Banana Segment. In the company’s Banana segment, operating income was $33 million, compared to operating income of $37 million last year.

Banana segment operating results were adversely affected by:

•	$17 million of net industry cost increases for purchased fruit, paper, ship charters and fuel.

•	$10 million from lower European local banana pricing.

•	$5 million of fuel hedging gains in the first quarter of 2006 that did not recur in this year’s first quarter.

•	$3 million due to higher European tariff costs.

•	$3 million of other higher costs.

These adverse items were partially offset during the quarter by:

•

$16 million benefit from the absence of residual costs related to Tropical Storm Gamma, which occurred in the fourth quarter 2005 and affected sourcing, logistics and other costs in the 2006 first quarter. (The company incurred $8 million of such costs in the second quarter 2006, which will not recur in the second quarter 2007.)

•

$13 million benefit from the impact of European currency, consisting of a $22 million increase in revenue, partially offset by a $7 million increase in European costs due to the stronger euro and a $2 million increase in hedging costs.

•	$3 million from lower incentive compensation accruals.

•	$3 million of cost savings, primarily related to efficiencies in the company’s supply chain and tropical production.

The following table shows the company’s banana prices (percentage change 2007 compared to 2006):

Q1
Core European Markets [1]
U.S. Dollar basis [2]	4%
Local Currency	(4%)
North America	1%
Asia and the Middle East [3]
U.S. Dollar basis	9%
Trading Markets
U.S. Dollar basis	(2%)

The company’s banana sales volume of 40-pound boxes were as follows:

(in millions, except percentages)	Q1 2007	Q1 2006	% Change
North America	14.8	13.7	8.0%
Core European Markets [1]	14.5	14.0	3.6%
Asia and the Middle East [3]	4.7	5.1	(7.8)%
Trading Markets	2.2	1.0	120.0%

Total	36.2	33.8	7.1%

[1]	The member states of the European Union (except new entrants Romania and Bulgaria, which continue to be reported in “trading” markets), plus Switzerland, Norway and Iceland.
[2]	Prices on a U.S. dollar basis do not include the impact of hedging.
[3]	The company primarily operates through joint ventures in this region.

The average spot and hedged euro exchange rates were as follows:

(dollars per euro)	Q1 2007	Q1 2006	% Change
Euro average exchange rate, spot	$1.31	$1.20	9.2%
Euro average exchange rate, hedged	1.27	1.17	8.5%

The company has entered into put option contracts and collars to hedge its risks associated with euro exchange rate movements. Put options require an upfront premium payment. These put options can reduce the negative earnings and cash flow impact on the company of a significant future decline in the value of the euro, without limiting the benefit the company would receive from a stronger euro. Collars include call options, the sale of which reduces the company’s net option premium expense but could limit the benefit received from a stronger euro. Foreign currency hedging costs charged to the Condensed Consolidated Statement of Income were $6 million for the first quarter of 2007, compared to $4 million in the first quarter of 2006. These costs relate primarily to hedging the company’s net cash flow exposure to fluctuations in the U.S. dollar value of its euro-denominated sales. The company also enters into swap contracts for fuel oil for its shipping operations, to minimize the volatility that changes in fuel prices could have on its operating results. See Note 7 to the Condensed Consolidated Financial Statements for further information on the company’s hedging instruments.

Salads and Healthy Snacks Segment. In the company’s Salads and Healthy Snacks segment, operating income in the 2007 first quarter was $1 million, compared to operating income of $12 million in the first quarter of 2006.

Salads and Healthy Snacks segment operating results were adversely affected by:

•	$6 million of increased costs due to a record January freeze in Arizona, which affected lettuce sourcing.

•	$6 million from lower prices and volumes on certain foodservice products.

•	$4 million from a 2 percent decrease in net revenue per case in retail value-added salads.

•	$3 million of higher industry costs, primarily raw product and fuel.

•	$3 million due to higher innovation and marketing costs.

These adverse items were offset in part by:

•	$4 million from lower accruals for incentive compensation.

•	$3 million from the achievement of cost savings.

•	$2 million benefit from the absence of costs recorded in the 2006 first quarter related to the shut-down of a fresh-cut fruit facility in Manteno, Illinois.

The company believes that first quarter 2007 operating income was lower than it otherwise would have been as a result of reduced sales and decreased margins resulting from consumer concerns regarding the safety of packaged salad products, following discovery of E. coli in certain industry spinach products in September 2006. Although the FDA investigation linked no cases of illness to the company’s Fresh Express products, this industry issue will likely continue to have an impact on the Salads and Healthy Snacks segment results through at least the third quarter of 2007.

Other Produce Segment. In the Other Produce segment, which includes the sourcing, marketing and distribution of whole fresh fruits and vegetables other than bananas, the operating loss was $3 million in 2007, compared to operating income of $6 million in the first quarter 2006. The decline in operating results was primarily due to a $7 million decline in profitability at Chiquita Chile, including $5 million of charges related to a decision to exit certain unprofitable farm leases, and a $3 million decline in profitability of the company’s German distribution business, relating to a decline in volume of certain non-banana products.

Interest and Taxes

Interest expense for the quarters ended March 31, 2007 and 2006 was $23 million and $20 million, respectively. Interest expense increased due to borrowings under the company’s revolving credit facility in 2007 and a year-over-year increase in the interest rate associated with the company’s variable-rate debt.

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

Income tax expense reflects benefits of $4 million and $2 million for the quarters ended March 31, 2007 and 2006, respectively, due to the resolution of tax contingencies in various jurisdictions.

Strategic Shipping Transaction

On May 1, 2007, the company announced that it had signed definitive agreements to sell its 12 refrigerated cargo vessels and related spare parts for $227 million. The ships will be chartered back from an alliance formed by two expert global shipping operators, Eastwind Maritime Inc. and NYKLauritzenCool AB. See Note 12 to the Condensed Consolidated Financial Statements for further information on the transaction.

Chiquita will lease back 11 of the vessels for a period of seven years, with options for up to an additional five years, and one vessel for a period of three years, with options for up to an additional two years. Net of operating costs currently incurred on the owned vessels and expected synergies, the company expects to incur incremental cash costs of approximately $28 million annually for the leaseback of the vessels. However, the company expects to generate annual interest savings of approximately $14 million as a result of approximately $170 million of debt repaid from proceeds of the sale. Further, the transaction is expected to improve total cash flow by retiring ship and Term Loan B debt that otherwise would have had minimum principal repayment obligations of $9 million during the remainder of 2007 and $16-34 million during each of the following 5 years.

At March 31, 2007, the net book value of the assets to be transferred approximated $125 million, classified almost entirely in “Property, plant and equipment, net” in the Condensed Consolidated Balance Sheet. After approximately $2 million in transaction fees, the company expects to realize a gain on the sale of approximately $100 million, which will be amortized to the Consolidated Statement of Income over the initial leaseback periods (approximately $14 million per year). The resulting reduction in depreciation expense will approximate $11 million annually. The company will also recognize $4 million of expenses in the 2007 second quarter for severance and write-off of deferred financing costs associated with the repayment of debt. The company expects the transaction to be accretive to net income by approximately $11 million or more during each year of the initial lease term.

The transaction does not impact the company’s ongoing fuel exposure. The company will continue to pay for the marine bunker fuel used by these vessels.

According to the terms of the CBL Facility, any proceeds not already used for debt reduction or qualifying investments within 180 days of the close of the transaction must be used to repay amounts outstanding under the CBL Facility.

The parties expect to complete the transaction by June 15, 2007.

Financial Condition – Liquidity and Capital Resources

The company’s cash balance was $80 million at March 31, 2007, compared to $65 million at December 31, 2006 and $72 million at March 31, 2006.

Operating cash flow was a net use of $6 million for the quarter ended March 31, 2007, compared to a net use of $19 million for the same period in 2006. The improvement was due to lower seasonal working capital requirements, driven by a reduction in days sales outstanding in receivables, partly offset by a decline in operating results.

Capital expenditures were $11 million in the first quarter of 2007 and $12 million during the comparable period of 2006.

In the first quarter of 2006, Chiquita paid a quarterly cash dividend of $0.10 per share on the company’s outstanding shares of common stock. The company announced the suspension of its dividend in the 2006 third quarter, beginning with the payment that would have been paid in October 2006. The payment of dividends is currently prohibited under the CBL Facility, as described below. If and when permitted in the future, dividends must be approved by the board of directors.

The company and Chiquita Brands L.L.C. (“CBL”), the main operating subsidiary of the company, have a senior secured credit facility with a syndicate of bank lenders (the “CBL Facility”) comprised of two term loans (the “Term Loan B” and the “Term Loan C”) and a revolving credit facility (the “Revolving Credit Facility”). In June 2006, in connection with an amendment to modify certain financial covenants, the Revolving Credit Facility was increased by $50 million to $200 million. In October 2006, even after obtaining covenant relief in June, the company was required to obtain a temporary waiver, for the period ended September 30, 2006, from compliance with certain financial covenants in the CBL Facility, with which the company otherwise would not have been in compliance. In November 2006, the company obtained a permanent amendment to the CBL Facility to cure the covenant violations that would have otherwise occurred when the temporary waiver expired. The amendment revised certain covenant calculations relating to financial ratios for leverage and fixed charge coverage, established new levels for compliance with those covenants to provide additional financial flexibility, and established new interest rates. Total fees of approximately $2 million were paid to amend the CBL Facility in November 2006. In

March 2007, the company obtained further prospective covenant relief with respect to the financial sanction contained in a plea agreement with the U.S. Department of Justice and other related costs. See Note 2 to the Condensed Consolidated Financial Statements for further information on the plea agreement.

At March 31, 2007, $80 million of borrowings were outstanding and $29 million of credit availability was used to support issued letters of credit (including a $7 million letter of credit issued to preserve the right to appeal certain customs claims in Italy), leaving $91 million of credit available under the Revolving Credit Facility. In addition, as more fully described in Note 2 to the Condensed Consolidated Financial Statements, the company may be required to issue letters of credit of up to approximately $40 million in connection with its appeal of certain claims of Italian customs authorities, although the company does not expect to issue letters of credit in excess of $10 million for such appeals during the remainder of 2007. In February 2006, the company increased the letter of credit sublimit under its Revolving Credit Facility from $50 million to $100 million in anticipation of such a contingency.

The company repaid $16 million of borrowings under the Revolving Credit Facility in April 2007 and expects to repay the remaining balance in the second quarter 2007, in part through ship sale proceeds, which will also be used to repay the entire Term Loan B balance ($24 million at March 31, 2007).

The company believes that its cash level, cash flow generated by operating subsidiaries and borrowing capacity will provide sufficient cash reserves and liquidity to fund the company’s working capital needs, capital expenditures and debt service requirements. However, in the event that the company experiences shortfalls in operating performance or unanticipated contingencies which require the use of significant amounts of cash, the company may be required to seek further covenant relief or to restructure or replace its credit facility and may be limited in its ability to fund discretionary market or brand-support activities, innovation spending, capital investments and/or acquisitions that had been planned as part of the execution of its long-term growth strategy.

Under the amended CBL Facility, CBL may distribute cash to CBII for routine CBII operating expenses, interest payments on CBII’s 7 1/2% and 8 7/8% Senior Notes and payment of certain other specified CBII liabilities. Until Chiquita meets certain financial ratios and elects to become subject to a reduced maximum CBL leverage ratio, (i) CBL’s distributions to CBII for other purposes, such as dividend payments to Chiquita shareholders and repurchases of CBII’s common stock, warrants and senior notes, are prohibited, and (ii) the ability of CBL and its subsidiaries to incur debt, dispose of assets, carry out mergers and acquisitions, and make capital expenditures is more limited than under the original CBL Facility.

New Accounting Pronouncements

See Note 11 to the Condensed Consolidated Financial Statements for information on the company’s adoption of new accounting pronouncements.

Risks of International Operations

In January 2006, the European Commission (“EC”) implemented a new regime for the importation of bananas into the European Union (“EU”). The regime eliminated the quota that was previously applicable and imposed a higher tariff on bananas imported from Latin America, while imports from certain African, Caribbean and Pacific (“ACP”) sources are assessed zero tariff on 775,000 metric tons. The new tariff, which increased to €176 from €75 per metric ton, equates to an increase in cost of approximately €1.84 per box for bananas imported by the company into the European Union from Latin

America, Chiquita’s primary source of bananas. In 2006, the company incurred incremental tariff costs of approximately $116 million. However, the company no longer incurred costs, which totaled $41 million in 2005, to purchase banana import licenses, which are no longer required.

Average banana prices in the company’s core European markets, which primarily consist of the member countries of the EU, fell 11% on a local currency basis in 2006 compared to 2005, and 4% on a local currency basis in the first quarter of 2007 compared to the same period in 2006. Neither the company nor the industry has been able to pass on tariff cost increases to customers or consumers. The overall negative impact of the new regime on the company has been and is expected to remain substantial, despite the company’s ability to maintain its price premium in the European market.

Certain Latin American producing countries have taken steps to challenge this regime as noncompliant with the EU’s World Trade Organization (“WTO”) obligations not to discriminate among supplying countries. In February 2007, Ecuador requested arbitration under WTO rules. To date, Panama, Nicaragua and Colombia have joined that proceeding. In March 2007, Colombia also initiated its own separate legal proceeding by requesting consultations with the EU. A final decision in Ecuador’s action is not expected before late fall 2007. Colombia’s proceeding, while still at an early stage, is expected to take longer than Ecuador’s, although the precise timetable is difficult to predict. There can be no assurance that any challenges will result in changes to the EC’s regime.

In April 2003, the company’s management and audit committee, in consultation with the board of directors, voluntarily disclosed to the U.S. Department of Justice (the “Justice Department”) that its banana-producing subsidiary in Colombia, which was sold in June 2004, had made payments to certain groups in that country which had been designated under United States law as foreign terrorist organizations. Following the voluntary disclosure, the Justice Department undertook an investigation, including consideration by a grand jury. In March 2004, the Justice Department advised that, as part of its criminal investigation, it would be evaluating the role and conduct of the company and some of its officers in the matter. In September and October 2005, the company was advised that the investigation was continuing and that the conduct of the company and some of its officers and directors was within the scope of the investigation. For the years ended December 31, 2006 and 2005, the company incurred legal fees and other expenses in response to the continuing investigation and related issues of $8 million and $2 million, respectively. The company also incurred legal fees of $3 million in the first quarter of 2007.

During the fourth quarter of 2006, the company commenced discussions with the Justice Department about the possibility of reaching a plea agreement. As a result of these discussions, the company recorded a charge of $25 million in its financial statements for the quarter and year ended December 31, 2006. On March 14, 2007, the company and the Justice Department reached a plea agreement, which was provisionally accepted by the United States District Court for the District of Columbia at a hearing on March 19, 2007. Under the terms of the agreement, the company pleaded guilty to one count of Engaging in Transactions with a Specially-Designated Global Terrorist and will pay a fine of $25 million, payable in five equal annual installments with interest. The company will pay the first installment of $5 million upon final acceptance of the plea agreement at sentencing. In addition to the financial sanction, the plea agreement contains customary provisions that prohibit such future conduct or other violations of law and require the company to implement and/or maintain certain business processes and compliance programs, the violation of which could result in setting aside the principal terms of the plea agreement. The plea agreement does not affect the scope or outcome of any continuing investigation involving any individuals.

* * * * *

This quarterly report contains certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond the control of Chiquita, including: the continuing impact of the 2006 conversion to a tariff-only banana import regime in the European Union; unusual weather conditions; industry and competitive conditions; financing; product recalls and other events affecting the industry and consumer confidence in the company’s products; the customary risks experienced by global food companies, such as the impact of product and commodity prices, food safety, currency exchange rate fluctuations, government regulations, labor relations, taxes, crop risks, political instability and terrorism; and the outcome of pending claims and governmental investigations involving the company.

The forward-looking statements speak as of the date made and are not guarantees of future performance. Actual results or developments may differ materially from the expectations expressed or implied in the forward-looking statements, and the company undertakes no obligation to update any such statements.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Management” in the company’s 2006 Annual Report on Form 10-K. As of March 31, 2007, there were no material changes to the information presented.

Item 4 - Controls and Procedures

Evaluation of disclosure controls and procedures

Chiquita maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic filings with the SEC is (a) accumulated and communicated to the company’s management in a timely manner and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of March 31, 2007, an evaluation was carried out by Chiquita’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of that date.

Changes in internal control over financial reporting

Chiquita also maintains a system of internal accounting controls, which includes internal control over financial reporting, that is designed to provide reasonable assurance that the company’s financial records can be relied on for preparation of its financial statements in accordance with generally accepted accounting principles and that its assets are safeguarded against loss from unauthorized use or disposition. An evaluation was carried out by Chiquita’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, of the company’s internal control over financial reporting. Based upon that evaluation, management concluded that during the quarter ended March 31, 2007, there were no changes in the company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

The information concerning the Justice Department investigation and the Italian customs cases provided in Note 2 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q is hereby incorporated by reference into this Item.

Item 1A - Risk Factors

The risk factors included in the company’s 2006 Form 10-K entitled “The changes in the European Union (“EU”) banana import regime implemented in 2006 have adversely affected our European business and our operating results, and will continue to do so” and “Our international operations subject us to numerous risks, including U.S. and foreign governmental investigations and claims” are updated in the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report under the section entitled “Risks of International Operations.”

Item 6 - Exhibits

Exhibit 10.1 – Plea Agreement among Chiquita Brands International, Inc., the United States Attorney’s Office for the District of Columbia and the National Security Division of the Department of Justice, as provisionally accepted by the United States District Court for the District of Columbia on March 19, 2007 (filed as Exhibit 10.1 to Current Report on Form 8-K filed March 20, 2007, and incorporated by reference herein).

Exhibit 10.2 – Letter Agreement, dated April 12, 2007 and effective April 15, 2007, between Chiquita Brands International, Inc. and Fernando Aguirre (filed as Exhibit 10.1 to Current Report on Form 8-K filed April 17, 2007, and incorporated by reference herein).

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32 – Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIQUITA BRANDS INTERNATIONAL, INC.

By:	/s/ Brian W. Kocher
Brian W. Kocher
Vice President and Controller
(Chief Accounting Officer)

May 4, 2007