Form 10-Q
period 2007-06-30
CHIQUITA BRANDS INTERNATIONAL INC
filed 2007-08-06
CIK 101063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 31, 2007, there were 42,507,571 shares of Common Stock outstanding.

CHIQUITA BRANDS INTERNATIONAL, INC.

Part I - Financial Information

Item 1 - Financial Statements

CHIQUITA BRANDS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(In thousands, except per share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$1,255,359	$1,228,676	$2,447,787	$2,382,328

Operating expenses
Cost of sales	1,089,546	1,060,536	2,141,218	2,053,231
Selling, general and administrative	111,044	104,712	213,867	207,370
Depreciation	20,958	19,578	40,728	38,448
Amortization	2,455	2,410	4,911	4,819
Equity in earnings of investees	(2,963)	(3,959)	(5,261)	(6,198)

	1,221,040	1,183,277	2,395,463	2,297,670

Operating income	34,319	45,399	52,324	84,658

Interest income	2,641	1,814	5,223	3,590
Interest expense	(23,780)	(20,545)	(47,041)	(40,774)

Income before income taxes	13,180	26,668	10,506	47,474
Income taxes	(4,600)	(3,800)	(5,300)	(5,100)

Net income	$8,580	$22,868	$5,206	$42,374

Earnings per common share:
Basic	$0.20	$0.54	$0.12	$1.01
Diluted	0.20	0.54	0.12	1.00

Dividends declared per common share	$—	$0.10	$—	$0.20

See Notes to Condensed Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

(In thousands, except share amounts)

	June 30, 2007	December 31, 2006*	June 30, 2006*
ASSETS
Current assets
Cash and equivalents	$164,888	$64,915	$91,512
Trade receivables (less allowances of $12,603, $13,599 and $12,672)	465,038	432,327	479,524
Other receivables, net	92,779	94,146	80,294
Inventories	219,409	240,967	222,330
Prepaid expenses	39,957	38,488	29,630
Other current assets	8,542	5,650	25,011

Total current assets	990,613	876,493	928,301
Property, plant and equipment, net	434,698	573,316	578,895
Investments and other assets, net	146,080	146,231	154,967
Trademarks	449,085	449,085	449,085
Goodwill	541,898	541,898	585,004
Other intangible assets, net	149,855	154,766	160,739

Total assets	$2,712,229	$2,741,789	$2,856,991

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes and loans payable	$10,599	$55,042	$11,145
Long-term debt of subsidiaries due within one year	5,168	22,588	20,769
Accounts payable	428,850	415,082	411,994
Accrued liabilities	156,415	135,253	138,630

Total current liabilities	601,032	627,965	582,538
Long-term debt of parent company	475,000	475,000	475,000
Long-term debt of subsidiaries	365,934	475,887	484,815
Accrued pension and other employee benefits	76,526	73,541	80,884
Deferred gain – sale of shipping fleet (see Note 2)	101,154	—	—
Net deferred tax liability	112,385	112,228	114,530
Commitments and contingent liabilities (see Note 3)	20,000	25,000	—
Other liabilities	77,487	76,443	78,625

Total liabilities	1,829,518	1,866,064	1,816,392

Shareholders’ equity
Common stock, $.01 par value (42,505,126, 42,156,833 and 42,103,435 shares outstanding, respectively)	425	422	421
Capital surplus	689,575	686,566	682,015
Retained earnings	161,834	177,638	315,532
Accumulated other comprehensive income	30,877	11,099	42,631

Total shareholders’ equity	882,711	875,725	1,040,599

Total liabilities and shareholders’ equity	$2,712,229	$2,741,789	$2,856,991

*	Amounts presented differ from the 2006 Annual Report on Form 10-K and previously filed Quarterly Reports on Form 10-Q due to the adoption of FSP AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” See Note 12.

See Notes to Condensed Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2007	2006
Cash provided (used) by:
Operations
Net income	$5,206	$42,374
Depreciation and amortization	45,639	43,267
Equity in earnings of investees	(5,261)	(6,198)
Changes in current assets and liabilities and other	17,539	(26,511)

Cash flow from operations	63,123	52,932

Investing
Capital expenditures	(21,335)	(25,859)
Proceeds from sales of:
Shipping fleet	224,814	—
Other property, plant and equipment	2,343	4,003
Hurricane Katrina insurance proceeds	2,995	—
Acquisition of businesses	—	(6,464)
Other	1,936	(908)

Cash flow from investing	210,753	(29,228)

Financing
Repayments of long-term debt	(130,246)	(12,270)
Costs for CBL revolving credit facility and other fees	(106)	(1,454)
Borrowings of notes and loans payable	40,000	27,000
Repayments of notes and loans payable	(84,129)	(27,302)
Proceeds from exercise of stock options/warrants	578	1,205
Dividends on common stock	—	(8,391)

Cash flow from financing	(173,903)	(21,212)

Increase in cash and equivalents	99,973	2,492
Balance at beginning of period	64,915	89,020

Balance at end of period	$164,888	$91,512

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

Note 1 - Earnings Per Share

Basic and diluted earnings per common share (“EPS”) are calculated as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2007	2006	2007	2006
Net income	$8,580	$22,868	$5,206	$42,374

Weighted average common shares outstanding (used to calculate basic EPS)	42,468	42,095	42,416	42,042
Warrants, stock options and other stock awards	739	505	369	441

Shares used to calculate diluted EPS	43,207	42,600	42,785	42,483

Basic earnings per common share	$0.20	$0.54	$0.12	$1.01
Diluted earnings per common share	0.20	0.54	0.12	1.00

The assumed conversions to common stock of the company’s outstanding warrants, stock options and other stock awards are excluded from the diluted EPS computations for periods in which these items, on an individual basis, have an anti-dilutive effect on diluted EPS.

Note 2 - Sale of Shipping Fleet

In June 2007, the company completed the sale of its twelve refrigerated cargo vessels and related spare parts for $227 million. The ships are being chartered back from an alliance formed by Eastwind Maritime Inc. and NYKLauritzenCool AB. The parties also entered a long-term strategic agreement in which the alliance will serve as Chiquita’s preferred supplier in ocean shipping to and from Europe and North America.

As part of the transaction, Chiquita is leasing back eleven of the vessels for a period of seven years, with options for up to an additional five years, and one vessel for a period of three years, with an option for up to an additional two years. The leases for all twelve vessels qualify as operating leases. The agreements also provide for the alliance to service the remainder of Chiquita’s core ocean shipping needs for North America and Europe, including, among other things, multiyear time charters commencing in late 2007 and early 2008 for seven additional reefer vessels.

The vessels sold consisted of eight specialized reefer ships and four refrigerated container ships, which collectively transported approximately 70 percent of Chiquita’s banana volume shipped to core markets in Europe and North America. At the date of the sale, the net book value of the assets sold was approximately $120 million, classified almost entirely in “Property, plant and equipment, net” in the Consolidated Balance Sheet. After approximately $3 million in transaction fees, the company realized a gain on the sale of the vessels of approximately $102 million, which will be deferred and amortized to the Consolidated Statement of Income over the initial leaseback periods (approximately $14 million per year). The company also recognized $4 million of expenses in the quarter ended June 30, 2007 for severance and write-off of deferred financing costs associated with the repayment of debt described below, and a $2 million gain on the sale of the related spare parts.

The cash proceeds from the transaction were used to repay approximately $170 million of debt, including $90 million of debt associated with the ships, $24 million of Term Loan B debt and $56 million of revolving credit borrowings. Under the terms of the company’s credit facility, any remaining proceeds not applied to qualifying investments within 180 days after the close of the transaction must be used to repay amounts outstanding under the credit facility.

Note 3 - Commitments and Contingent Liabilities

As previously disclosed, on March 14, 2007, the company and the U.S. Justice Department entered into a plea agreement relating to payments made by the company’s former Colombian subsidiary to a group designated under U.S. law as a foreign terrorist organization. The plea agreement was provisionally accepted by the United States District Court for the District of Columbia at a hearing on March 19, 2007. Under the terms of the agreement, the company pleaded guilty to one count of Engaging in Transactions with a Specially-Designated Global Terrorist Group and will pay a fine of $25 million, payable in five equal annual installments with interest. The company will pay the first installment of $5 million upon final acceptance of the plea agreement at sentencing. The company recorded a charge of $25 million in its financial statements for the quarter and year ended December 31, 2006 (included in “Commitments and contingent liabilities” in the Consolidated Balance Sheet at December 31, 2006). At June 30, 2007, $5 million of the liability is included in “Accrued liabilities” and $20 million in “Commitments and contingent liabilities” in the Condensed Consolidated Balance Sheet. In addition to the financial sanction, the plea agreement contains customary provisions that prohibit such future conduct or other violations of law and require the company to implement and/or maintain certain business processes and compliance programs, the violation of which could result in setting aside the principal terms of the plea agreement. The plea agreement does not affect the scope or outcome of any continuing investigation involving any individuals. During the quarter and six months ended June 30, 2007, the company incurred legal fees of approximately $3 million and $6 million, respectively, in connection with this matter.

Three separate lawsuits have been filed against the company in U.S. federal court claiming that the company is liable for alleged tort violations committed in Colombia. The plaintiffs in all three suits claim to be, or claim to be members of a class of, family members or legal heirs of individuals allegedly killed by armed groups that received payments from the company’s former Colombian subsidiary. The plaintiffs claim that, as a result of such payments, the company should be held legally responsible for the death of plaintiffs’ family members. The lawsuits seek unspecified monetary damages. The company believes it has meritorious defenses to the plaintiffs’ claims and intends to defend itself vigorously against the lawsuits.

In October 2004 and May 2005, the company’s Italian subsidiary, Chiquita Italia, received separate notices from various customs authorities in Italy stating that it is potentially liable for an aggregate of approximately €26.9 million of additional duties and taxes on the import of certain bananas into the European Union from 1998 to 2000, plus interest currently estimated at approximately €15.8 million. The customs authorities claim that these amounts are due because the bananas were imported with licenses that were subsequently determined to have been forged. The company is contesting these claims through appropriate proceedings, principally on the basis of its good faith belief at the time the import licenses were obtained and used that they were valid. Chiquita Italia requested suspension of payment, pending appeal, of the approximately €13.8 million formally assessed thus far in these cases primarily in Trento and Genoa, and intends to request suspension of payment, when appropriate, of additional assessments as they are received. In October 2006, Chiquita Italia received notice in one proceeding in a court of first instance in Trento, that the court had determined that it was jointly liable for a claim of €4.7 million plus interest accrued from November 2004. Chiquita Italia intends to appeal this finding; the applicable appeal would involve a review of the entire factual record of the case as well as all of the legal arguments, including those presented during the appeals process, and the appellate court can render a decision on the case that disregards or substantially modifies the lower court’s opinion. Chiquita Italia issued a letter of credit to allow surety bonds to be posted in the amount of approximately €5 million (approximately $7 million), pending appeal, and may in the future be required to post additional surety bonds for up to the full amounts claimed. In March 2007, Chiquita Italia received notice in a separate proceeding that the court of first instance in Genoa had determined that it was not liable for a claim of €7.1 million plus interest; should customs authorities choose to appeal this decision, Chiquita Italia would not be required to post any bonds or issue letters of credit to support its continuing defense of this claim.

In June 2005, Chiquita announced that its management had become aware that certain of its employees had shared pricing and volume information with competitors in Europe over many years in violation of European competition laws and company policies, and may have engaged in several instances of other conduct which did not comply with European competition laws or applicable company policies. The company promptly stopped the conduct and notified the European Commission (“EC”) and other regulatory authorities of these matters.

On July 24, 2007, the company received a Statement of Objections from the European Commission in relation to this matter. A Statement of Objections is a procedural document whereby the European Commission communicates its preliminary view in relation to a possible infringement of European Union competition laws and allows the companies identified in the document to present arguments in response. The company will study the Statement of Objections carefully and respond to the Commission in due course.

Based on the company’s voluntary notification and cooperation with the investigation, the EC notified Chiquita that it would be granted conditional immunity from any fines related to the conduct, subject to customary conditions, including the company’s continuing cooperation with the investigation and a continued determination of its eligibility for immunity. Accordingly, Chiquita does not expect to be subject to any fines by the EC. However, if at the conclusion of its investigation, which could continue until 2008 or later, the EC were to determine, among other things, that Chiquita did not continue to cooperate or was not otherwise eligible for immunity, then the company could be subject to fines, which, if imposed, could be substantial. The company does not believe that the reporting of these matters or the cessation of the conduct has had or should in the future have any material adverse effect on the regulatory or competitive environment in which it operates.

Other than the $25 million accrual noted above for liability related to the plea agreement with the Justice Department at June 30, 2007 and December 31, 2006, the Consolidated Balance Sheet does not reflect a liability for these contingencies for any of the periods presented.

Note 4 - Inventories

(in thousands)	June 30, 2007	December 31, 2006	June 30, 2006
Bananas	$43,523	$45,972	$46,994
Salads	8,992	9,296	9,434
Other fresh produce	18,857	14,147	17,671
Processed food products	12,616	10,989	6,504
Growing crops	79,269	101,424	83,192
Materials, supplies and other	56,152	59,139	58,535

	$219,409	$240,967	$222,330

Note 5 - Debt

Long-term debt consists of the following:

(in thousands)	June 30, 2007	December 31, 2006	June 30, 2006
Parent Company
7 1/2% Senior Notes, due 2014	$250,000	$250,000	$250,000
8 7/8% Senior Notes, due 2015	225,000	225,000	225,000

Long-term debt of parent company	$475,000	$475,000	$475,000

Subsidiaries
Loans secured by ships	$—	$100,581	$107,275
Term Loan B	—	24,341	24,464
Term Loan C	367,500	369,375	371,250
Other loans	3,602	4,178	2,595
Less current maturities	(5,168)	(22,588)	(20,769)

Long-term debt of subsidiaries	$365,934	$475,887	$484,815

The company and Chiquita Brands L.L.C. (“CBL”), the main operating subsidiary of the company, have a senior secured credit facility with a syndicate of bank lenders (the “CBL Facility”) originally comprised of two term loans (the “Term Loan B” and the “Term Loan C”) (collectively, the “Term Loans”) and a revolving credit facility (the “Revolving Credit Facility”). In June 2006, in connection with an amendment to modify certain financial covenants, the Revolving Credit Facility was increased by $50 million to $200 million. In October 2006, the company was required to obtain a temporary waiver, for the period ended September 30, 2006, from compliance with certain financial covenants in the CBL Facility, with which the company otherwise would not have been in compliance. In November 2006, the company obtained a permanent amendment to the CBL Facility to cure the covenant violations that would have otherwise occurred when the temporary waiver expired. The amendment revised certain covenant calculations relating to financial ratios for leverage and fixed charge coverage, established new levels for compliance with those covenants to provide additional financial flexibility, and established new interest rates. Total fees of approximately $2 million were paid to amend the CBL Facility in November 2006. In March 2007, the company obtained further prospective covenant relief with respect to the financial sanction contained in the plea agreement with the Justice Department and other related costs. See Note 3 to the Condensed Consolidated Financial Statements for further information on the plea agreement.

At June 30, 2007, no borrowings were outstanding under the Revolving Credit Facility and $29 million of credit availability was used to support issued letters of credit, leaving $171 million of credit available under the Revolving Credit Facility. The company repaid $80 million of borrowings under the Revolving Credit Facility in the 2007 second quarter, mostly through ship sale proceeds. In connection with the ship sale, the company also repaid $90 million of debt secured by the ships and $24 million of remaining Term Loan B debt, and recognized a $2 million charge to interest expense for the write-off of related deferred debt issue costs.

As more fully described in Note 3 to the Condensed Consolidated Financial Statements, the company may be required to issue letters of credit of up to approximately $40 million in connection with its appeal of certain claims of Italian customs authorities. The company issued a letter of credit in the fourth quarter 2006 to allow surety bonds to be posted in the amount of approximately €5 million (approximately $7 million), and may in the future be required to post surety bonds of up to the full amounts claimed. Such letters of credit, if required, would be issued under the company’s Revolving Credit Facility, which contains a $100 million sublimit for letters of credit.

The Revolving Credit Facility bears interest at LIBOR plus a margin of 1.25% to 3.00%, and CBL is required to pay a fee on the daily unused portion of the Revolving Credit Facility of 0.25% to 0.50% per annum, depending in each case on the company’s consolidated leverage ratio. At June 30, 2007, the interest rate on the Revolving Credit Facility was LIBOR plus 3.00%.

The Term Loans cannot be re-borrowed and require quarterly payments, which began in September 2005, amounting to 1% per year of the initial principal amount less any prepayments, for the first six years, with the remaining balance to be paid quarterly in the seventh year. As described above, Term Loan B was repaid in full in June 2007. At June 30, 2007, $368 million was outstanding under Term Loan C. Term Loan C bears interest at LIBOR plus a margin of 2.00% to 3.00%, depending on the company’s consolidated leverage ratio. At June 30, 2007, the interest rate on Term Loan C was LIBOR plus 3.00%.

The company’s borrowing capacity and its less-restrictive Senior Notes may be impacted by any failure to comply with the financial covenants in the CBL Facility. The company remains in compliance with these covenants, and expects to remain in compliance even though the covenants become more restrictive beginning in the quarter ended December 31, 2007. However, as a result of recent operating performance, the company has less covenant cushion than it had expected when it amended the covenant levels under the CBL Facility in November 2006. If the company does not achieve improvements in year-over-year operating performance sufficient to remain in compliance, it would be required to seek further covenant relief or to replace or modify the CBL Facility. Similar relief may be required if unanticipated events occur that have a material negative earnings impact on the company. In addition, in such events, the company could become further limited in its ability to fund discretionary market or brand-support activities, innovation spending, capital investments and/or acquisitions that had been planned as part of the execution of its long-term growth strategy. Although no assurance can be provided in this regard, the company continues to examine options to replace or modify the CBL Facility to provide further financial flexibility.

Under the amended CBL Facility, CBL may distribute cash to CBII for routine CBII operating expenses, interest payments on CBII’s 7 1/2% and 8 7/ 8% Senior Notes and payment of certain other specified CBII liabilities. Until Chiquita meets certain financial ratios and elects to become subject to a reduced maximum CBL leverage ratio, (i) CBL’s distributions to CBII for other purposes, such as dividend payments to Chiquita shareholders and repurchases of CBII’s common stock, warrants and senior notes, are prohibited, and (ii) the ability of CBL and its subsidiaries to incur debt, dispose of assets, carry out mergers and acquisitions, and make capital expenditures is more limited than under the original CBL Facility.

Note 6 - Segment Information

Beginning in 2007, the company modified its reportable business segments to better align with the company’s internal management reporting procedures and practices of other consumer food companies. The company now reports three business segments: Bananas, Salads and Healthy Snacks, and Other Produce. The Banana segment, which is essentially unchanged, includes the sourcing (purchase and production), transportation, marketing and distribution of bananas. The Salads and Healthy Snacks segment (formerly the Fresh Cut segment) includes value-added salads, fresh vegetable and fruit ingredients used in foodservice, fresh-cut fruit operations, as well as processed fruit ingredient products which were previously disclosed in “Other.” The Other Produce segment (formerly the Fresh Select segment) includes the sourcing, marketing and distribution of whole fresh fruits and vegetables other than bananas. In addition, to provide more transparency to the operating results of each segment, the company no longer allocates certain corporate expenses to the reportable segments. These expenses are included in “Corporate” below. Prior period figures have been reclassified to reflect these changes. The company evaluates the performance of its business segments based on operating income. Intercompany transactions between segments are eliminated.

Financial information for each segment follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Net sales
Bananas	$528,466	$511,619	$1,051,298	$994,557
Salads and Healthy Snacks	333,440	328,141	625,295	631,744
Other Produce	393,453	388,916	771,194	756,027

	$1,255,359	$1,228,676	$2,447,787	$2,382,328

Operating income (loss)
Bananas	$44,446	$40,471	$77,875	$77,760
Salads and Healthy Snacks	13,280	18,519	13,839	30,537
Other Produce	(1,311)	3,358	(4,709)	8,859
Corporate	(22,096)	(16,949)	(34,681)	(32,498)

	$34,319	$45,399	$52,324	$84,658

Note 7 - Shareholders’ Equity

(in thousands)	Common stock	Capital surplus	Retained earnings	Accumulated other comprehensive income	Total
Balance at December 31, 2006	$422	$686,566	$177,638	$11,099	$875,725
Adoption of FIN 48 on January 1, 2007 (see Note 11)			(21,010)		(21,010)

Balance at January 1, 2007	422	686,566	156,628	11,099	854,715

Net loss			(3,374)		(3,374)
Other comprehensive income
Unrealized foreign currency translation gain				1,319	1,319
Change in fair value of cost investment				1,661	1,661
Change in fair value of derivatives				2,756	2,756
Losses reclassified from OCI into net income				6,239	6,239
Pension liability adjustments				(295)	(295)

Comprehensive income					8,306

Stock-based compensation	2	2,517			2,519
Shares withheld for taxes		(2,308)			(2,308)

Balance at March 31, 2007	424	686,775	153,254	22,779	863,232

Net income			8,580		8,580
Other comprehensive income
Unrealized foreign currency translation gain				2,636	2,636
Change in fair value of cost investment				(379)	(379)
Change in fair value of derivatives				1,088	1,088
Losses reclassified from OCI into net income				5,555	5,555
Pension liability adjustments				(802)	(802)

Comprehensive income					16,678

Exercises of stock options and warrants		578			578
Stock-based compensation	1	2,294			2,295
Shares withheld for taxes		(72)			(72)

Balance at June 30, 2007	$425	$689,575	$161,834	$30,877	$882,711

See Note 12 to the Condensed Consolidated Financial Statements for a description of the company’s adoption of FSP AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” and its impact on retained earnings.

Note 7 - Shareholders’ Equity (continued)

(in thousands)	Common stock	Capital surplus	Retained earnings	Accumulated other comprehensive income	Total
Balance at December 31, 2005	$419	$675,710	$281,574	$40,282	$997,985

Net income			19,506		19,506
Other comprehensive income
Unrealized foreign currency translation gain				1,875	1,875
Change in fair value of cost investments				(487)	(487)
Change in fair value of derivatives				(3,451)	(3,451)
Gains reclassified from OCI into net income				(736)	(736)

Comprehensive income					16,707

Exercises of stock options and warrants	1	814			815
Stock-based compensation	1	3,389			3,390
Shares withheld for taxes		(491)			(491)
Dividends on common stock			(4,198)		(4,198)

Balance at March 31, 2006	421	679,422	296,882	37,483	1,014,208

Net income			22,868		22,868
Other comprehensive income
Unrealized foreign currency translation gain				8,226	8,226
Change in fair value of cost investments				145	145
Change in fair value of derivatives				(4,019)	(4,019)
Losses reclassified from OCI into net income				796	796

Comprehensive income					28,016

Exercises of stock options and warrants		390			390
Stock-based compensation		2,283			2,283
Shares withheld for taxes		(80)			(80)
Dividends on common stock			(4,218)		(4,218)

Balance at June 30, 2006	$421	$682,015	$315,532	$42,631	$1,040,599

Note 8 - Hedging

The company enters into contracts to hedge its risks associated with euro exchange rate movements, primarily to reduce the negative earnings and cash flow impact that any significant decline in the value of the euro would have on the conversion of net euro-based cash flow into U.S. dollars. The company primarily purchases put options and collars to hedge these risks. Purchased put options, which require an upfront premium payment, can reduce the negative earnings impact on the company of a significant future decline in the value of the euro, without limiting the benefit received from a stronger euro. Collars include call options, the sale of which reduces the company’s net option premium expense but could limit the benefit received from a stronger euro. The company also enters into hedge contracts for fuel oil for its shipping operations, which permit it to lock in fuel purchase prices for up to three years and thereby minimize the volatility that changes in fuel prices could have on its operating results. Although the company sold its twelve vessels in June 2007, it is still responsible for purchasing fuel for these ships, which are being chartered back under long-term leases, and as a result, the company intends to continue its fuel hedging activities.

Currency hedging costs charged to the Condensed Consolidated Statement of Income were $7 million and $13 million for the quarter and six months ended June 30, 2007, compared to $6 million and $10 million for the quarter and six months ended June 30, 2006. At June 30, 2007, unrealized losses of $12 million on the company’s currency hedges were included in “Accumulated other comprehensive income,” $11 million of which is expected to be reclassified to net income during the next twelve months. Aggregate unrealized losses of $1 million on the fuel oil forward contracts were also included in “Accumulated other comprehensive income.” Included in this amount are gains of $1 million expected to be reclassified to net income during the next twelve months, with losses of $2 million beyond twelve months.

In October 2006, the company re-optimized its currency hedge portfolio for the first nine months of 2007. The company invested a net $4.5 million to replace €290 million of euro put options expiring in the first nine months of 2007 with an average rate of $1.20 per euro, with collars for €270 million notional amount, comprised of put options at an average strike price of $1.28 per euro and call options at an average strike price of $1.40 per euro. Gains or losses on the new collars, as well as the losses incurred on the original set of put options, will be deferred in accumulated OCI until the underlying transactions are recognized in net income.

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

At June 30, 2007, the company’s hedge portfolio consisted of the following:

Hedge Instrument	Notional Amount	Average Rate/Price	Settlement Year
Currency Hedges
Purchased Euro Put Options	€135 million	$1.34/€	2007
Sold Euro Call Options	€135 million	$1.44/€	2007
Purchased Euro Put Options	€335 million	$1.28/€	2008

Fuel Hedges
3.5% Rotterdam Barge
Fuel Oil Forward Contracts	80,000 metric tons (mt)	$305/mt	2007
Fuel Oil Forward Contracts	165,000 mt	$335/mt	2008
Fuel Oil Forward Contracts	165,000 mt	$337/mt	2009
Fuel Oil Forward Contracts	25,000 mt	$317/mt	2010
Singapore/New York Harbor
Fuel Oil Forward Contracts	20,000 mt	$336/mt	2007
Fuel Oil Forward Contracts	35,000 mt	$368/mt	2008
Fuel Oil Forward Contracts	35,000 mt	$366/mt	2009
Fuel Oil Forward Contracts	5,000 mt	$349/mt	2010

At June 30, 2007, the fair value of the foreign currency option and fuel oil forward contracts was a net asset of $2 million, substantially all of which is included in “Other current assets.” For the six months ended June 30, 2007 and 2006, the amount included in net income for the change in the fair value of the fuel oil forward contracts relating to hedge ineffectiveness was not material.

Note 9 - Stock-Based Compensation

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

Stock compensation expense totaled $2 million ($0.05 per basic and diluted share) and $5 million ($0.11 per basic and diluted share) for the quarter and six months ended June 30, 2007, compared to $2 million ($0.05 per basic and diluted share) and $6 million ($0.13 per basic and diluted share) for the quarter and six months ended June 30, 2006. This expense relates primarily to restricted stock awards.

The company can issue awards as stock options, stock awards (including restricted stock awards), performance awards and stock appreciation rights under its stock incentive plan; at June 30, 2007, 3.0 million shares were available for future grants. Awards may be granted to directors, officers, other key employees and consultants. Stock options provide for the purchase of shares of common stock at fair market value at the date of grant. The company issues new shares when options are exercised under the stock plan.

Stock Options

Approximately 2 million options were outstanding at June 30, 2007 under the plan. These options generally vest over four years and are exercisable for a period not in excess of 10 years. In addition to the options granted under the plan, an inducement stock option grant for 325,000 shares was made to the company’s chief executive officer in January 2004.

Options outstanding as of June 30, 2007 had a weighted average remaining contractual life of 5 years and had exercise prices ranging from $11.73 to $23.43. At June 30, 2007, there was less than $1 million of total unrecognized pre-tax compensation cost related to unvested stock options. This cost is expected to be recognized over the remainder of 2007.

No options have been granted since 2004. Approximately 34,000 options were exercised in the first half of 2007, resulting in a cash inflow of less than $1 million. During the first half of 2006, options for approximately 66,000 shares were exercised, resulting in a cash inflow of approximately $1 million.

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

The company granted 85,410 shares on April 15, 2007 to its chief executive officer. This award vests over three years.

At June 30, 2007, there was $13 million of total unrecognized pre-tax compensation cost related to unvested restricted stock awards. This cost is expected to be recognized over a weighted-average period of approximately 3 years.

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

Approximately 250,000 shares were issued in the 2007 first quarter upon vesting of the grants for the 2005 LTIP program.

Note 10 - Pension and Severance Benefits

Net pension expense from the company’s defined benefit and severance plans, primarily comprised of the company’s severance plans covering Central American employees, consists of the following:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Defined benefit and severance plans:
Service cost	$1,466	$1,271	$2,949	$2,545
Interest on projected benefit obligation	1,418	1,509	2,841	3,019
Expected return on plan assets	(498)	(554)	(995)	(1,107)
Recognized actuarial loss	283	33	568	72
Amortization of prior service cost	69	218	140	438

	2,738	2,477	5,503	4,967
Settlement loss	—	40	—	500

	$2,738	$2,517	$5,503	$5,467

During 2006, the company recognized a settlement loss related to the Central American benefit plans, under which it made severance payments to a significant number of employees terminated in late 2005 as a result of flooding and subsequent closure of some of the company’s farms in Honduras.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position, recognize through comprehensive income changes in that funded status in the year in which the changes occur, and measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year. The company adopted the provisions of SFAS No. 158 on December 31, 2006. See Note 10 to the Consolidated Financial Statements included in the company’s 2006 Annual Report on Form 10-K for a further description of the effect of adopting SFAS No. 158.

Note 11 - Income Taxes

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

Income tax expense reflects benefits of zero and $4 million for the quarter and six months ended June 30, 2007, compared to $1 million and $3 million for the quarter and six months ended June 30, 2006, due to the resolution of tax contingencies in various jurisdictions.

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” which clarified the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation was effective for the company beginning January 1, 2007, and required any adjustments as of this date to be charged to beginning retained earnings rather than the Consolidated Statement of Income.

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

At June 30, 2007, the company had unrecognized tax benefits of approximately $38 million, of which $31 million, if recognized, will impact the company’s effective tax rate. Interest and penalties included in “Income taxes” for the quarter and six months ended June 30, 2007 was $0.6 million and $1.3 million, respectively, and the cumulative interest and penalties included in the Condensed Consolidated Balance Sheet at June 30, 2007 was $19 million.

During the next twelve months, it is reasonably possible that unrecognized tax benefits impacting the effective tax rate could be recognized as a result of the expiration of statutes of limitation in the amount of $6 million plus accrued interest and penalties. In addition, the company has ongoing tax audits in multiple jurisdictions that are in various stages of audit or appeal. If these audits are resolved favorably, unrecognized tax benefits of up to $4 million plus accrued interest and penalties will be recognized. The timing of the resolution of these audits is highly uncertain but reasonably possible to occur in the next twelve months.

Note 12 - New Accounting Pronouncements

In addition to the new accounting standards discussed in Notes 9, 10 and 11 of these Condensed Consolidated Financial Statements, the FASB issued FASB Staff Position (“FSP”) AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” and SFAS No. 157, “Fair Value Measurements,” in September 2006 and SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” in February 2007.

FSP AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” eliminates the accrue-in-advance method of accounting for planned major maintenance activities, which the company used to account for maintenance of its twelve previously-owned shipping vessels. Under this new standard, the company would have deferred expenses incurred for major maintenance activities and amortized them over the five-year maintenance interval. The company adopted this FSP on January 1, 2007, prior to the subsequent sale of its twelve shipping vessels (see Note 2). Because this FSP was required to be applied retrospectively, adoption resulted in (i) a $4.5 million increase to beginning retained earnings as of January 1, 2003 for the cumulative effect of the change in accounting principle, and (ii) adjustments to the financial statements for each prior period to reflect the period-specific effects of applying the new accounting principle. These prior period adjustments were not material to the company’s Consolidated Statement of Income.

SFAS No. 157, “Fair Value Measurements,” defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The company is currently assessing the impact of SFAS No. 157 on its financial statements.

SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities,” allows for voluntary measurement of many financial assets and financial liabilities at fair value. SFAS No. 159 is effective for fiscal years beginning after November 7, 2007. The company is currently assessing the impact of SFAS No. 159 on its financial statements.

Item 2

CHIQUITA BRANDS INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The company’s second quarter and year-to-date 2007 operating results declined compared to the prior year primarily due to higher purchased fruit and other industry costs and lower local banana pricing in European markets. This impact was partially offset by favorable European exchange rates and the absence of residual costs related to Tropical Storm Gamma, which negatively impacted the company by $24 million in the first half of 2006. The company continues to be adversely affected by the January 1, 2006 regulatory changes in the European banana market, which resulted in increased tariff costs, higher market volumes of bananas, and lower banana pricing. Neither the company nor the industry has been able to pass on the increased tariff costs to customers or consumers, although the company has been able to maintain its price premium in the European market. Operating results in the first half of the year also declined due to a record January freeze in Arizona, which affected lettuce sourcing. Moreover, the Salads and Healthy Snacks segment continues to be impacted by negative year-on-year industry volume and price pressures in the U.S. value-added packaged salads category, primarily resulting from consumer concerns regarding the safety of packaged salad products following the discovery of E. coli in certain industry spinach products in September 2006 and the resulting investigation by the U.S. Food and Drug Administration (“FDA”).

Beginning in 2007, the company modified its reportable business segments to better align with the company’s internal management reporting procedures and practices of other consumer food companies. The company now reports three business segments: Bananas, Salads and Healthy Snacks, and Other Produce. The Banana segment, which is essentially unchanged, includes the sourcing (purchase and production), transportation, marketing and distribution of bananas. The Salads and Healthy Snacks segment (formerly the Fresh Cut segment) includes value-added salads, fresh vegetable and fruit ingredients used in foodservice, fresh-cut fruit operations, as well as processed fruit ingredient products which were previously disclosed in “Other.” The Other Produce segment (formerly the Fresh Select segment) includes the sourcing, marketing and distribution of whole fresh fruits and vegetables other than bananas. In addition, to provide more transparency to the operating results of each segment, the company no longer allocates certain corporate expenses to the reportable segments. Prior period figures have been reclassified to reflect these changes. The company evaluates the performance of its business segments based on operating income.

Interim results for the company remain subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full fiscal year. The company’s results during the third and fourth quarters are generally weaker than in the first half of the year due to increased availability of competing fruits and resulting lower banana prices.

Many of the challenges that affect the company are discussed below. For a further description of these challenges and risks, see the Overview section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I – Item 1A – Risk Factors” in the company’s 2006 Annual Report on Form 10-K.

Operations

Net sales

Net sales for the second quarter of 2007 were $1.3 billion, up 2% from last year’s second quarter. The increase resulted primarily from increased banana volume in European trading markets and favorable foreign exchange rates.

Net sales for the six months ended June 30, 2007 were $2.4 billion, up 3% from 2006. The increase resulted primarily from increased banana volume in both Europe and North America and favorable foreign exchange rates, partly offset by lower local banana pricing in Europe.

Operating income – Second Quarter

Operating income for the second quarter of 2007 was $34 million, compared to operating income of $45 million in the second quarter of 2006. The decline was primarily due to higher industry costs, lower local banana pricing in core European markets and a decline in profitability of Atlanta AG, partially offset by favorable European exchange rates and the absence of residual costs related to Tropical Storm Gamma, which impacted the company by $8 million in the 2006 second quarter.

Banana Segment. In the company’s Banana segment, operating income was $44 million, compared to operating income of $40 million last year.

Banana segment operating results improved due to:

•

$10 million benefit from the impact of European currency, consisting of an $18 million increase in revenue, partially offset by a $6 million increase in European costs due to the stronger euro, a $1 million increase in hedging costs and the absence of $1 million of balance sheet translation gains that occurred in the 2006 second quarter.

•

$8 million benefit from the absence of residual costs related to Tropical Storm Gamma, which occurred in the fourth quarter 2005 and affected sourcing, logistics and other costs in the 2006 second quarter.

•	$3 million of cost savings, primarily related to efficiencies in the company’s tropical production and supply chain.

•	$2 million benefit from improved pricing in European trading markets.

These improvements were partially offset during the quarter by:

•	$6 million from lower core European local banana pricing.

•	$5 million of net industry cost increases for purchased fruit, paper, ship charters and fuel.

•	$3 million of other higher costs, such as an increase in agricultural programs to boost future productivity and the impact of local currency revaluation on labor costs in Latin America.

•	$3 million from lower volume in core European markets.

•	$2 million of lower fuel hedging gains compared to the second quarter of 2006.

The following table shows the company’s banana prices (percentage change 2007 compared to 2006):

	Q2	YTD
Core European Markets [1]
U.S. Dollar basis [2]	5%	5%
Local Currency	(3)%	(3)%
North America	0%	1%
Asia and the Middle East [3]
U.S. Dollar basis	4%	6%
Trading Markets
U.S. Dollar basis	4%	1%

The company’s banana sales volumes (in 40-pound box equivalents) were as follows:

	Q2	Q2%		YTD	YTD	%
(in millions, except percentages)	2007	2006	Change	2007	2006	Change
Core European Markets [1]	13.7	14.2	(3.5)%	28.3	28.2	0.4%
North America	15.4	14.7	4.8%	30.2	28.4	6.3%
Asia and the Middle East [3]	4.5	5.3	(15.1)%	9.2	10.4	(11.5)%
Trading Markets	2.7	1.1	145.5%	4.8	2.1	128.6%

Total	36.3	35.3	2.8%	72.5	69.1	4.9%

[1]	The member states of the European Union (except new entrants Romania and Bulgaria, which continue to be reported in “Trading Markets”), plus Switzerland, Norway and Iceland.
[2]	Prices on a U.S. dollar basis do not include the impact of hedging.
[3]	The company primarily operates through joint ventures in this region.

The average spot and hedged euro exchange rates were as follows:

	Q2	Q2%		YTD	YTD	%
(dollars per euro)	2007	2006	Change	2007	2006	Change
Euro average exchange rate, spot	$1.35	$1.25	8.0%	$1.33	$1.23	8.1%
Euro average exchange rate, hedged	1.30	1.21	7.4%	1.29	1.19	8.4%

The company has entered into put option contracts and collars to hedge its risks associated with euro exchange rate movements. Put options require an upfront premium payment. These put options can reduce the negative earnings and cash flow impact on the company of a significant future decline in the value of the euro, without limiting the benefit the company would receive from a stronger euro. Collars include call options, the sale of which reduces the company’s net option premium expense but could limit the benefit received from a stronger euro. Foreign currency hedging costs charged to the Condensed Consolidated Statement of Income were $7 million for the second quarter of 2007, compared to $6 million in the second quarter of 2006. The company also enters into swap contracts for fuel oil for its shipping operations, to minimize the volatility that changes in fuel prices could have on its operating results. See Note 8 to the Condensed Consolidated Financial Statements for further information on the company’s hedging instruments.

Salads and Healthy Snacks Segment. In the company’s Salads and Healthy Snacks segment, operating income in the 2007 second quarter was $13 million, compared to operating income of $19 million in the second quarter of 2006.

Salads and Healthy Snacks segment operating results were adversely affected by:

•	$9 million of higher industry costs, primarily from higher lettuce sourcing costs, resulting from slower-than-expected category volume recovery, and higher fuel prices.

•	$2 million due to higher research and development expenses, primarily related to funding of independent scientific studies of the E. coli pathogen in fresh produce.

These adverse items were offset in part by:

•	$7 million from the achievement of cost savings primarily related to improved production scheduling and logistics.

Other Produce Segment. In the Other Produce segment, which includes the sourcing, marketing and distribution of whole fresh fruits and vegetables other than bananas, the operating loss was $1 million in 2007, compared to operating income of $3 million in the second quarter 2006. The decline in operating results was primarily due to a $4 million decline in profitability of Atlanta AG, the company’s German distribution business, related to a reduction in the volume of certain non-banana products, and $2 million of start-up expenses from the expansion of Just Fruit in a Bottle, a 100 percent fresh fruit smoothie product, in Europe. These items were partially offset by a $3 million improvement at Chiquita Chile, primarily due to favorable pricing.

Corporate. The company’s Corporate expenses increased during the 2007 second quarter compared to a year ago due to a $3 million charge related to a settlement of U.S. anti-trust litigation and a $2 million increase in legal and professional expenses.

Operating income – Year-to-Date

Operating income for the six months ended June 30, 2007 was $52 million, compared to operating income of $85 million last year.

Banana Segment. In the company’s Banana segment, operating income was $78 million in the first half of both 2007 and 2006.

Banana segment operating results were positively affected by:

•

$24 million benefit from the absence of residual costs related to Tropical Storm Gamma, which occurred in the fourth quarter 2005 and affected sourcing, logistics and other costs in the first half of 2006.

•

$23 million benefit from the impact of European currency, consisting of a $40 million increase in revenue, partially offset by a $13 million increase in European costs due to the stronger euro, a $3 million increase in hedging costs and the absence of $1 million of balance sheet translation gains that occurred in the first half of 2006.

•	$6 million of cost savings, primarily related to efficiencies in the company’s tropical production and supply chain.

These improvements were offset during the quarter by:

•	$22 million of net industry cost increases for purchased fruit, paper, ship charters and fuel.

•	$16 million from lower core European local banana pricing.

•	$7 million of lower fuel hedging gains compared to the first half of 2006.

•	$6 million of other higher costs, such as an increase in agricultural programs to boost future productivity and the impact of local currency revaluation on labor costs in Latin America.

•	$3 million due to higher European tariff costs.

Information on the company’s banana pricing and volume for the six-month period is included in the Operating Income – Second Quarter section above.

Foreign currency hedging costs charged to the Condensed Consolidated Statement of Income were $13 million for the six months ended June 30, 2007, compared to $10 million for the same period in 2006. Information on average spot and hedged euro exchange rates is included in the Operating Income – Second Quarter section above.

Salads and Healthy Snacks Segment. In the company’s Salads and Healthy Snacks segment, operating income for the six months ended June 30, 2007 was $14 million, compared to operating income of $31 million a year ago.

Salads and Healthy Snacks segment operating results were adversely affected by:

•	$12 million of higher industry costs, primarily from higher lettuce sourcing costs, resulting from slower-than-expected category volume recovery, and higher fuel prices.

•	$6 million of increased costs due to a record January freeze in Arizona, which affected lettuce sourcing.

•	$6 million from lower prices on certain foodservice products.

•	$5 million from a 1 percent decrease in net revenue per case in retail value-added salads.

•	$3 million due to higher innovation and marketing costs.

•	$2 million due to higher research and development expenses, primarily related to funding of independent scientific studies of the E. coli pathogen in fresh produce.

These adverse items were offset in part by:

•	$10 million from the achievement of cost savings primarily related to improved production scheduling and logistics.

•	$4 million from lower accruals for incentive compensation.

•	$2 million benefit from the absence of costs recorded in the 2006 first quarter related to the shut-down of a fresh-cut fruit facility in Manteno, Illinois.

If the company does not improve operating income in this segment, it may have implications on the carrying value of intangible assets recorded upon the acquisition of Fresh Express in 2005.

Other Produce Segment. In the Other Produce segment, which includes the sourcing, marketing and distribution of whole fresh fruits and vegetables other than bananas, the operating loss for the six months ended June 30, 2007 was $5 million, compared to operating income of $9 million last year. The decline in operating results was primarily due to a $7 million decline in profitability of Atlanta AG, the company’s German distribution business, relating to a decline in volume of certain non-banana products, a decline in profitability at Chiquita Chile due to $5 million of first quarter charges related to a decision to exit certain unprofitable farm leases, and $2 million of start-up expenses from the expansion of Just Fruit in a Bottle, a 100 percent fresh fruit smoothie product, in Europe.

Interest and Taxes

Interest expense for the quarter and six months ended June 30, 2007 was $24 million and $47 million, compared to $21 million and $41 million in the comparable periods a year ago. Interest expense increased due to more borrowings under the company’s revolving credit facility in 2007 and a year-over-year increase in the interest rate associated with the company’s variable-rate debt. In addition, interest expense for the 2007 second quarter included $2 million of charges for the write-off of deferred debt issue costs resulting from the sale of the company’s shipping fleet and subsequent repayment of remaining ship and Term Loan B debt.

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

Income tax expense reflects benefits of zero and $4 million for the quarter and six months ended June 30, 2007, and $1 million and $3 million for the quarter and six months ended June 30, 2006, due to the resolution of tax contingencies in various jurisdictions.

Sale of Shipping Fleet

In June 2007, the company completed the sale of its twelve refrigerated cargo vessels and related spare parts for $227 million. The ships are being chartered back from an alliance formed by two expert global shipping operators, Eastwind Maritime Inc. and NYKLauritzenCool AB. See Note 2 to the Condensed Consolidated Financial Statements for further information on the transaction.

Chiquita is leasing back eleven of the vessels for a period of seven years, with options for up to an additional five years, and one vessel for a period of three years, with an option for up to an additional two years. Net of operating costs previously incurred on the owned vessels and expected synergies, the company expects to incur incremental cash operating costs of approximately $28 million annually for the leaseback of the vessels. However, the company expects to generate annual interest savings of approximately $14 million as a result of approximately $170 million of debt repaid from proceeds of the sale. Further, the transaction is expected to improve total cash flow by retiring ship and Term Loan B debt that otherwise would have had minimum principal repayment obligations of $9 million during 2007 and $16-34 million during each of the following 5 years.

At the date of the sale, the net book value of the assets sold approximated $120 million, classified almost entirely in “Property, plant and equipment, net” in the Consolidated Balance Sheet. After approximately $3 million in transaction fees, the company realized a gain on the sale of the vessels of approximately $102 million, which will be deferred and amortized to the Consolidated Statement of Income over the initial leaseback periods (approximately $14 million per year). The resulting reduction in depreciation expense will approximate $11 million annually. The company also recognized $4 million of expenses in the 2007 second quarter for severance and write-off of deferred financing costs associated with the repayment of debt, and a $2 million gain on the sale of the related spare parts.

The transaction does not impact the company’s ongoing fuel exposure. The company will continue to pay for the marine bunker fuel used by these vessels throughout their charter periods.

Financial Condition – Liquidity and Capital Resources

The company’s cash balance was $165 million at June 30, 2007, compared to $65 million at December 31, 2006 and $92 million at June 30, 2006.

Operating cash flow was $63 million for the six months ended June 30, 2007, compared to $53 million for the same period in 2006. Continuing improvements in accounts receivable and other working capital items were partly offset by a decline in operating results.

Capital expenditures were $21 million year-to-date 2007 and $26 million during the comparable period of 2006.

In the first and second quarters of 2006, Chiquita paid a quarterly cash dividend of $0.10 per share on the company’s outstanding shares of common stock. The company announced the suspension of its dividend in the 2006 third quarter, beginning with the payment that would have been paid in October 2006. The payment of dividends is currently prohibited under the CBL Facility, as described below. If and when permitted in the future, dividends must be approved by the board of directors.

The company and Chiquita Brands L.L.C. (“CBL”), the main operating subsidiary of the company, have a senior secured credit facility with a syndicate of bank lenders (the “CBL Facility”) originally comprised of two term loans (the “Term Loan B” and the “Term Loan C”) and a revolving credit facility (the “Revolving Credit Facility”). In June 2006, in connection with an amendment to modify certain financial covenants, the Revolving Credit Facility was increased by $50 million to $200 million. In October 2006, the company was required to obtain a temporary waiver, for the period ended September 30, 2006, from compliance with certain financial covenants in the CBL Facility, with which the company otherwise would not have been in compliance. In November 2006, the company obtained a permanent amendment to the CBL Facility to cure the covenant violations that would have otherwise occurred when the temporary waiver expired. The amendment revised certain covenant calculations relating to financial ratios for leverage and fixed charge coverage, established new levels for compliance with those covenants to provide additional financial flexibility, and established new interest rates. Total fees of approximately $2 million were paid to amend the CBL Facility in November 2006. In March 2007, the company obtained further prospective covenant relief with respect to the financial sanction contained in the plea agreement with the Justice Department and other related costs. See Note 3 to the Condensed Consolidated Financial Statements for further information on the plea agreement.

At June 30, 2007, no borrowings were outstanding under the Revolving Credit Facility and $29 million of credit availability was used to support issued letters of credit (including a $7 million letter of credit issued to preserve the right to appeal certain customs claims in Italy), leaving $171 million of credit available under the Revolving Credit Facility. As more fully described in Note 3 to the Condensed Consolidated Financial Statements, the company may be required to issue letters of credit of up to approximately $40 million in connection with its appeal of certain claims of Italian customs authorities, although the company does not expect to issue letters of credit in excess of $10 million for such appeals during the remainder of 2007. Such letters of credit, if required, would be issued under the company’s Revolving Credit Facility, which contains a $100 million sublimit for letters of credit.

The company repaid $80 million of borrowings under the Revolving Credit Facility in the 2007 second quarter, mostly through ship sale proceeds. In connection with the ship sale, the company also repaid $90 million of debt secured by the ships and $24 million of remaining Term Loan B debt. Under the terms of the CBL Facility, any proceeds not used for debt reduction or qualifying investments within 180 days after the close of the ship sale transaction must be used to repay amounts outstanding under the CBL

Facility. While the company evaluates the ultimate use of the remaining proceeds, it has invested them in interest-bearing accounts.

The company believes that its cash level, cash flow generated by operating subsidiaries and borrowing capacity will provide sufficient cash reserves and liquidity to fund the company’s working capital needs, capital expenditures and debt service requirements. The company’s borrowing capacity and its less-restrictive Senior Notes may be impacted by any failure to comply with the financial covenants in the CBL Facility. The company remains in compliance with these covenants, and expects to remain in compliance even though the covenants become more restrictive beginning in the quarter ended December 31, 2007. However, as a result of recent operating performance, the company has less covenant cushion than it had expected when it amended the covenant levels under the CBL Facility in November 2006. If the company does not achieve improvements in year-over-year operating performance sufficient to remain in compliance, it would be required to seek further covenant relief or to replace or modify the CBL Facility. Similar relief may be required if unanticipated events occur that have a material negative earnings impact on the company. In addition, in such events, the company could become further limited in its ability to fund discretionary market or brand-support activities, innovation spending, capital investments and/or acquisitions that had been planned as part of the execution of its long-term growth strategy. Although no assurance can be provided in this regard, the company continues to examine options to replace or modify the CBL Facility to provide further financial flexibility.

Under the amended CBL Facility, CBL may distribute cash to CBII for routine CBII operating expenses, interest payments on CBII’s 7 1/2% and 8 7/ 8% Senior Notes and payment of certain other specified CBII liabilities. Until Chiquita meets certain financial ratios and elects to become subject to a reduced maximum CBL leverage ratio, (i) CBL’s distributions to CBII for other purposes, such as dividend payments to Chiquita shareholders and repurchases of CBII’s common stock, warrants and senior notes, are prohibited, and (ii) the ability of CBL and its subsidiaries to incur debt, dispose of assets, carry out mergers and acquisitions, and make capital expenditures is more limited than under the original CBL Facility.

New Accounting Pronouncements

See Note 12 to the Condensed Consolidated Financial Statements for information on the company’s adoption of new accounting pronouncements.

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

As a result of the elimination of the quota, increased volume of bananas imported into the EU, and other market dynamics, average banana prices in the company’s core European markets, which primarily consist of the member countries of the EU, fell 11% on a local currency basis in 2006 compared to 2005, and 3% on a local currency basis in the first half of 2007 compared to the same period in 2006. Neither the company nor the industry has been able to pass on tariff cost increases to customers or consumers.

The overall negative impact of the new regime on the company has been and is expected to remain substantial, despite the company’s ability to maintain its price premium in the European market.

Several countries have taken steps to challenge this regime as noncompliant with the EU’s World Trade Organization (“WTO”) obligations not to discriminate among supplying countries. Ecuador began legal proceedings in February 2007, Colombia in March 2007, Panama in June 2007, and the United States at the end of June 2007. In addition, Panama, Nicaragua, Colombia, Brazil, and others have joined the proceedings filed by Ecuador and the United States. Final decisions in the cases filed by Ecuador and the United States, which are governed by abbreviated WTO timetables, are not expected before early 2008. The proceedings taken by Colombia and Panama, while still at early stages, are expected to take longer, although their precise timetables are difficult to predict. There can be no assurance that any of these challenges will result in changes to the EC’s regime.

As previously disclosed, on March 14, 2007, the company and the U.S. Justice Department entered into a plea agreement relating to payments made by the company’s former Colombian subsidiary to a group designated under U.S. law as a foreign terrorist organization. The plea agreement was provisionally accepted by the United States District Court for the District of Columbia at a hearing on March 19, 2007. Under the terms of the agreement, the company pleaded guilty to one count of Engaging in Transactions with a Specially-Designated Global Terrorist Group and will pay a fine of $25 million, payable in five equal annual installments with interest. The company will pay the first installment of $5 million upon final acceptance of the plea agreement at sentencing. In addition to the financial sanction, the plea agreement contains customary provisions that prohibit such future conduct or other violations of law and require the company to implement and/or maintain certain business processes and compliance programs, the violation of which could result in setting aside the principal terms of the plea agreement. The plea agreement does not affect the scope or outcome of any continuing investigation involving any individuals. During the quarter and six months ended June 30, 2007, the company incurred legal fees of approximately $3 million and $6 million, respectively, in connection with this matter.

Three separate lawsuits have been filed against the company in U.S. federal court claiming that the company is liable for alleged tort violations committed in Colombia. The plaintiffs in all three suits claim to be, or claim to be members of a class of, family members or legal heirs of individuals allegedly killed by armed groups that received payments from the company’s former Colombian subsidiary. The plaintiffs claim that, as a result of such payments, the company should be held legally responsible for the death of plaintiffs’ family members. The lawsuits seek unspecified monetary damages. The company believes it has meritorious defenses to the plaintiffs’ claims and intends to defend itself vigorously against the lawsuits.

* * * * *

This quarterly report contains certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond the control of Chiquita, including: the continuing impact of the 2006 conversion to a tariff-only banana import regime in the European Union; unusual weather conditions; industry and competitive conditions; financing; product recalls and other events affecting the industry and consumer confidence in the company’s products; the customary risks experienced by global food companies, such as the impact of product and commodity prices, food safety, currency exchange rate fluctuations, government regulations, labor relations, taxes, crop risks, political instability and terrorism; and the outcome of pending claims and governmental investigations involving the company, including the costs to defend them.

The forward-looking statements speak as of the date made and are not guarantees of future performance. Actual results or developments may differ materially from the expectations expressed or implied in the forward-looking statements, and the company undertakes no obligation to update any such statements.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Management” in the company’s 2006 Annual Report on Form 10-K. As of June 30, 2007, the only material change from the information presented in the Form 10-K is provided below.

The potential loss on the put and call options from a hypothetical 10% increase in euro currency rates would have been approximately $20 million at December 31, 2006 and $12 million at June 30, 2007. However, the company expects that any loss on these contracts would tend to be more than offset by an increase in the dollar realization of the underlying sales denominated in foreign currencies.

Item 4 - Controls and Procedures

Evaluation of disclosure controls and procedures

Chiquita maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic filings with the SEC is (a) accumulated and communicated to the company’s management in a timely manner and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of June 30, 2007, an evaluation was carried out by Chiquita’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of that date.

Changes in internal control over financial reporting

Chiquita also maintains a system of internal accounting controls, which includes internal control over financial reporting, that is designed to provide reasonable assurance that the company’s financial records can be relied on for preparation of its financial statements in accordance with generally accepted accounting principles and that its assets are safeguarded against loss from unauthorized use or disposition. An evaluation was carried out by Chiquita’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, of the company’s internal control over financial reporting. Based upon that evaluation, management concluded that during the quarter ended June 30, 2007, there were no changes in the company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

The information concerning the Justice Department investigation provided in Note 3 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q is hereby incorporated by reference into this Item.

Three separate lawsuits have been filed against the company in U.S. federal court claiming that the company is liable for alleged tort violations committed in Colombia. The first lawsuit was filed on June 7, 2007 in the U.S. District Court for the District of Columbia; the second was filed on June 13, 2007 in the U.S. District Court for the Southern District of Florida; and the third, a proposed class action, was filed on July 18, 2007 in the U.S. District Court for the District of New Jersey. The plaintiffs in all three suits claim to be, or claim to be members of a class of, family members or legal heirs of individuals allegedly killed by armed groups that received payments from the company’s former Colombian subsidiary. The plaintiffs claim that, as a result of such payments, the company should be held legally responsible for the death of plaintiffs’ family members. The lawsuits seek unspecified monetary damages. The company believes it has meritorious defenses to the plaintiffs’ claims and intends to defend itself vigorously against the lawsuits.

Reference is made to the company’s Annual Report on Form 10-K for the year ended December 31, 2006, and the discussion under “Part I, Item 3 - Legal Proceedings - Competition Law Proceedings” of the investigation regarding potential violations of European competition laws and the class action lawsuits filed in the U.S. District Court for the Southern District of Florida.

On July 24, 2007, the company received a Statement of Objections from the European Commission in relation to the European competition law matter. A Statement of Objections is a procedural document whereby the European Commission communicates its preliminary view in relation to a possible infringement of European Union competition laws and allows the companies identified in the document to present arguments in response. The company will study the Statement of Objections carefully and respond to the Commission in due course.

In relation to the U.S. class action lawsuits, the company entered into a settlement agreement in May 2007 with all named plaintiffs in the direct purchaser action. Pursuant to the settlement, the company paid $2.5 million into a class escrow fund in June 2007. In June 2007, the company also entered into a settlement agreement with all named plaintiffs in the indirect purchaser action, which requires the company to donate to charity fruit products with a retail value of approximately $1 million. The other defendants in both cases have entered into similar or identical settlement agreements. All of these settlements still require formal court approval before becoming final and binding on both classes.

Item 1A - Risk Factors

The following risk factors included in the company’s 2006 Form 10-K are updated in the sections of this report indicated below:

Risk Factor (from 10-K)	Location of Update in this 10-Q
The changes in the European Union banana import regime implemented in 2006 have adversely affected our European business and our operating results, and will continue to do so.	“Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Risks of International Operations”

Our substantial level of indebtedness and the financial covenants in our debt agreements could adversely affect our ability to execute our growth strategy or to react to changes in our business, and we may be limited in our ability to use debt to fund future capital needs. Additionally, a significant amount of our indebtedness bears interest at floating rates, which could increase our interest expense.	Note 5 to the Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Financial Condition – Liquidity and Capital Resources”

Our international operations subject us to numerous risks, including U.S. and foreign governmental investigations and claims.	Note 3 to the Condensed Consolidated Financial Statements, “Legal Proceedings,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Risks of International Operations”

Item 4 - Submission of Matters to a Vote of Security Holders

In connection with the company’s Annual Meeting of Shareholders held on May 24, 2007, proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. The following votes (representing 77% of the shares eligible to vote) were cast at that meeting:

1. Election of Directors

	Votes
Name	For	Against	Withheld
Fernando Aguirre	26,978,160	—	5,838,990
Morten Arntzen	27,343,204	—	5,473,946
Robert W. Fisher	21,749,604	—	11,067,546
Clare M. Hasler	21,790,307	—	11,026,843
Durk I. Jager	27,310,812	—	5,506,338
Jaime Serra	21,702,860	—	11,114,290
Steven P. Stanbrook	21,781,958	—	11,035,192

2. Ratify appointment of Ernst & Young LLP as the company’s independent auditors

	Votes
	For	Against	Abstain	Broker Non-Votes
Ratify Ernst & Young LLP	32,486,495	271,543	59,112	—

Item 6 - Exhibits

*Exhibit 10.1 – Master Agreement by and among Chiquita Brands International, Inc., Chiquita Brands L.L.C., Great White Fleet Ltd., certain Chiquita Vessel Owners, Eastwind Maritime Inc., NYKLauritzenCool AB, Seven Hills LLC and Eystrasalt LLC dated April 30, 2007

*Exhibit 10.2 – Form of Memorandum of Agreement for Four Container Ship Sales between various Great White Fleet Subsidiaries and various Ship Owning Entities dated April 30, 2007

*Exhibit 10.3 – Form of Memorandum of Agreement for Eight Reefer Ship Sales between various Great White Fleet Subsidiaries and various Ship Owning Entities dated April 30, 2007

*Exhibit 10.4 – Form of Time Charter for Container Vessels between various Ship Owning Entities and Great White Fleet Ltd. dated April 30, 2007

*Exhibit 10.5 – Form of Refrigerated Vessel Time Charters between Seven Hills LLC and Great White Fleet Ltd. dated April 30, 2007

*Exhibit 10.6 – Form of Long-Period Charters between NYKLauritzenCool AB and Great White Fleet Ltd. dated April 30, 2007

Exhibit 10.7 – Form of Change in Control Severance Agreement for executive officers of the company conformed to include amendments (required by final regulations under IRC 409A) through June 30, 2007

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32 – Section 1350 Certifications

*	Portions of the electronically-filed Exhibits 10.1 – 10.6 have been omitted pursuant to a request for confidential treatment filed with the Commission. The omitted portions of Exhibits 10.1 – 10.6 have been filed with the Commission with the request for confidential treatment.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIQUITA BRANDS INTERNATIONAL, INC.

By:	/s/ Brian W. Kocher
Brian W. Kocher
Vice President and Controller
(Chief Accounting Officer)

August 6, 2007