Form 10-Q
period 2007-09-30
CHIQUITA BRANDS INTERNATIONAL INC
filed 2007-11-09
CIK 101063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 31, 2007, there were 42,573,853 shares of Common Stock outstanding.

CHIQUITA BRANDS INTERNATIONAL, INC.

PART I - Financial Information

Item 1 - Financial Statements

CHIQUITA BRANDS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per share amounts)

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
	2007	2006	2007	2006
Net sales	$1,061,130	$1,032,004	$3,508,917	$3,414,332

Operating expenses
Cost of sales	938,355	951,945	3,079,573	3,005,176
Selling, general and administrative	110,611	93,756	324,478	301,126
Depreciation	20,038	19,621	60,766	58,069
Amortization	2,456	2,455	7,367	7,274
Equity in earnings of investees	(580)	(58)	(5,841)	(6,256)
Goodwill impairment charge	—	42,793	—	42,793

	1,070,880	1,110,512	3,466,343	3,408,182

Operating income (loss)	(9,750)	(78,508)	42,574	6,150

Interest income	3,340	2,584	8,563	6,174
Interest expense	(20,523)	(21,215)	(67,564)	(61,989)

Income (loss) before income taxes	(26,933)	(97,139)	(16,427)	(49,665)
Income taxes	(1,300)	700	(6,600)	(4,400)

Net loss	$(28,233)	$(96,439)	$(23,027)	$(54,065)

Earnings per common share:
Basic	$(0.66)	$(2.29)	$(0.54)	$(1.29)
Diluted	(0.66)	(2.29)	(0.54)	(1.29)

Dividends declared per common share	$—	$—	$—	$0.20

See Notes to Condensed Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share amounts)

	September 30, 2007	December 31, 2006*	September 30, 2006*
ASSETS
Current assets
Cash and equivalents	$124,029	$64,915	$101,616
Trade receivables (less allowances of $12,727, $13,599 and $13,359)	417,492	432,327	372,684
Other receivables, net	88,785	94,146	84,616
Inventories	222,004	240,967	228,466
Prepaid expenses	45,233	38,488	42,785
Other current assets	13,727	5,650	14,227

Total current assets	911,270	876,493	844,394
Property, plant and equipment, net	422,700	573,316	567,676
Investments and other assets, net	163,248	146,231	151,322
Trademarks	449,085	449,085	449,085
Goodwill	541,898	541,898	541,898
Other intangible assets, net	147,399	154,766	158,284

Total assets	$2,635,600	$2,741,789	$2,712,659

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Notes and loans payable	$10,113	$55,042	$11,434
Long-term debt of subsidiaries due within one year	4,598	22,588	21,189
Accounts payable	396,171	415,082	371,032
Accrued liabilities	170,284	135,253	150,476

Total current liabilities	581,166	627,965	554,131
Long-term debt of parent company	475,000	475,000	475,000
Long-term debt of subsidiaries	325,160	475,887	482,171
Accrued pension and other employee benefits	75,449	73,541	79,376
Deferred gain – sale of shipping fleet (see Note 2)	97,366	—	—
Net deferred tax liability	111,328	112,228	113,399
Commitments and contingent liabilities (see Note 3)	15,000	25,000	—
Other liabilities	74,956	76,443	77,696

Total liabilities	1,755,425	1,866,064	1,781,773

Shareholders' equity
Common stock, $.01 par value (42,516,001, 42,156,833 and 42,110,906 shares outstanding, respectively)	425	422	421
Capital surplus	692,973	686,566	684,313
Retained earnings	133,601	177,638	219,093
Accumulated other comprehensive income	53,176	11,099	27,059

Total shareholders' equity	880,175	875,725	930,886

Total liabilities and shareholders' equity	$2,635,600	$2,741,789	$2,712,659

*	Amounts presented differ from the 2006 Annual Report on Form 10-K and previously filed Quarterly Reports on Form 10-Q due to the adoption of FSP AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” See Note 13.

See Notes to Condensed Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2007	2006
Cash provided (used) by:
Operations
Net loss	$(23,027)	$(54,065)
Depreciation and amortization	68,133	65,343
Equity in earnings of investees	(5,841)	(6,256)
Amortization of the gain on sale of the shipping fleet	(4,653)	—
Goodwill impairment charge	—	42,793
Changes in current assets and liabilities and other	43,224	27,922

Cash flow from operations	77,836	75,737

Investing
Capital expenditures	(34,666)	(37,889)
Proceeds from sales of:
Shipping fleet	224,814	—
Other long-term assets	2,964	6,253
Hurricane Katrina insurance proceeds	2,995	4,672
Acquisition of businesses	—	(6,464)
Other	1,549	611

Cash flow from investing	197,656	(32,817)

Financing
Repayments of long-term debt	(171,628)	(17,483)
Costs for CBL revolving credit facility and other fees	(130)	(1,482)
Borrowings of notes and loans payable	40,000	27,000
Repayments of notes and loans payable	(85,229)	(26,909)
Proceeds from exercise of stock options/warrants	609	1,159
Dividends on common stock	—	(12,609)

Cash flow from financing	(216,378)	(30,324)

Increase in cash and equivalents	59,114	12,596
Balance at beginning of period	64,915	89,020

Balance at end of period	$124,029	$101,616

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

Note 1 - Earnings Per Share

Basic and diluted earnings per common share (“EPS”) are calculated as follows:

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
(In thousands, except per share amounts)	2007	2006	2007	2006
Net loss	$(28,233)	$(96,439)	$(23,027)	$(54,065)
Weighted average common shares outstanding (used to calculate basic EPS)	42,508	42,106	42,446	42,063
Warrants, stock options and other stock awards	—	—	—	—

Shares used to calculate diluted EPS	42,508	42,106	42,446	42,063

Basic earnings per common share	$(0.66)	$(2.29)	$(0.54)	$(1.29)
Diluted earnings per common share	(0.66)	(2.29)	(0.54)	(1.29)

The assumed conversions to common stock of the company’s outstanding warrants, stock options and other stock awards are excluded from the diluted EPS computations for periods in which these items, on an individual basis, have an anti-dilutive effect on diluted EPS. For the quarter and nine months ended September 30, 2007, the shares used to calculate diluted EPS would have been 43.2 million and 42.9 million, respectively, if the company had generated net income. For the quarter and nine months ended September 30, 2006, the shares used to calculate diluted EPS would have been 42.7 million and 42.6 million, respectively, if the company had generated net income.

Note 2 - Sale of Shipping Fleet

In June 2007, the company completed the sale of its twelve refrigerated cargo vessels and related spare parts for $227 million. The ships are being chartered back from an alliance formed by Eastwind Maritime Inc. and NYKCool AB. The parties also entered a long-term strategic agreement in which the alliance will serve as Chiquita’s preferred supplier in ocean shipping to and from Europe and North America.

As part of the transaction, Chiquita is leasing back eleven of the vessels for a period of seven years, with options for up to an additional five years, and one vessel for a period of three years, with an option for up to an additional two years. The leases for all twelve vessels qualify as operating leases. The agreements also provide for the alliance to service the remainder of Chiquita’s core ocean shipping needs for North America and Europe, including, among other things, providing multi-year time charters commencing in late 2007 and early 2008 for seven additional refrigerated vessels.

The vessels sold consisted of eight specialized refrigerated ships and four refrigerated container ships, which collectively transported approximately 70 percent of Chiquita’s banana volume shipped to core markets in Europe and North America. At the date of the sale, the net book value of the assets sold was approximately $120 million, classified almost entirely in “Property, plant and equipment, net” in the Consolidated Balance Sheet. After approximately $3 million in transaction fees, the company realized a gain on the sale of the vessels of approximately $102 million, which has been deferred and will be amortized to the Consolidated Statements of Income over the initial leaseback periods (approximately $14 million per year). The company also recognized $4 million of expenses in the quarter ended June 30, 2007 for severance and write-off of deferred financing costs associated with the repayment of debt described below, and a $2 million gain on the sale of the related spare parts.

The cash proceeds from the transaction were used to repay approximately $210 million of debt, including immediate repayment of $90 million of debt associated with the ships, $24 million of Term Loan B debt, and $56 million of revolving credit borrowings, and repayment during the third quarter of $40 million of Term Loan C debt. The company expects to have invested the remaining $12 million of net proceeds into qualifying investments within 180 days after the close of the ship sale transaction, which proceeds the company would otherwise be obligated to use to repay amounts outstanding under its credit facility.

Note 3 - Commitments and Contingent Liabilities

As previously disclosed, on March 14, 2007, the company and the U.S. Justice Department entered into a plea agreement relating to payments made by the company’s former Colombian subsidiary to a group designated under U.S. law as a foreign terrorist organization. Under the terms of the agreement, the company pleaded guilty to one count of Engaging in Transactions with a Specially-Designated Global Terrorist Group and agreed to pay a fine of $25 million, payable in five equal annual installments with interest. On September 17, 2007, the United States District Court for the District of Columbia approved the plea agreement at the company’s sentencing hearing, and the company paid the first $5 million installment. Prior to the hearing, the Justice Department announced that it would not pursue charges against any current or former Chiquita executives. Pursuant to customary provisions in the plea agreement, the Court placed Chiquita on corporate probation for five years, during which time Chiquita must not violate the law and must implement and/or maintain certain business processes and compliance programs; violation of these requirements could result in setting aside the principal terms of the plea agreement. The company recorded a charge of $25 million in its financial statements for the quarter and year ended December 31, 2006 (included in “Commitments and contingent liabilities” in the Consolidated Balance Sheet at December 31, 2006). At September 30, 2007, $5 million of the liability is included in “Accrued liabilities” and $15 million is included in “Commitments and contingent liabilities” in the Condensed Consolidated Balance Sheet. During the quarter and nine months ended September 30, 2007, the company incurred legal fees of approximately $3 million and $9 million, respectively, in connection with this matter.

During the past several months, three lawsuits were filed against the company in U.S. federal court claiming that the company is liable for alleged tort violations committed in Colombia. The plaintiffs in all three lawsuits, either individually or as members of a putative class, claim to be family members or legal heirs of individuals allegedly killed by armed groups that received payments from the company’s former Colombian subsidiary. The plaintiffs claim that, as a result of such payments, the company should be held legally responsible for the deaths of plaintiffs’ family members. All three suits seek unspecified compensatory and punitive damages, as well as attorneys’ fees and costs; one suit also requests treble damages and disgorgement of profits, although it does not explain the basis of such demands. The company believes the plaintiffs’ claims are without merit and intends to defend itself vigorously against the lawsuits.

In October 2007, three shareholder derivative lawsuits were filed against certain of the company’s current and former officers and directors in U.S. federal and New Jersey state court. The complaints allege that the named defendants breached their fiduciary duties to the company and/or wasted corporate assets in connection with the payments that were the subject of the company’s March 14, 2007 plea agreement with the Justice Department, described above. The complaints seek unspecified damages against the named defendants; two of them also seek the imposition of certain equitable remedies on the company. None of the actions seek any monetary recovery from the company. The company is currently evaluating the complaints and any action which may be appropriate on the part of the company.

In October 2004 and May 2005, the company’s Italian subsidiary, Chiquita Italia, received separate notices from various customs authorities in Italy stating that it is potentially liable for an aggregate of approximately €26.9 million of additional duties and taxes on the import of certain bananas into the European Union (“EU”) from 1998 to 2000, plus interest currently estimated at approximately €16.2 million. The customs authorities claim that these amounts are due because the bananas were imported with licenses that were subsequently determined to have been forged. The company is contesting these claims through appropriate proceedings, principally on the basis of its good faith belief at the time the import licenses were obtained and used that they were valid. Chiquita Italia requested suspension of payment, pending appeal, of the approximately €13.8 million formally assessed thus far in these cases, primarily in Trento, Genoa and Alessandria, and intends to request suspension of payment of additional assessments as they are received. In October 2006, Chiquita Italia received notice in one proceeding, in a court of first instance in Trento, that the court had determined that it was jointly liable for a claim of €4.7 million plus interest accrued from November 2004. Chiquita Italia has appealed this finding; the applicable appeal involves a review of the entire factual record of the case as well as all of the legal arguments, including those presented during the appeals process, and the appellate court can render a decision on the case that disregards or substantially modifies the lower court’s opinion. Chiquita Italia issued a letter of credit to allow surety bonds to be posted in the amount of approximately €5 million (approximately $7 million), pending appeal. In March 2007, Chiquita Italia received notice in a separate proceeding that the court of first instance in Genoa had determined that it was not liable for a claim of €7.1 million plus interest. Should customs authorities choose to appeal this decision, Chiquita Italia would not be required to post any bonds or issue letters of credit to support its continuing defense of this claim. In August 2007, Chiquita Italia received notice that the court of first instance in Alessandria had determined that it was liable for a claim of €0.4 million plus interest. Chiquita Italia intends to appeal this finding and, as in the Trento proceeding, the appeal would involve a review of the entire factual record and legal arguments of the case; pending appeal, Chiquita Italia expects to post a surety bond for the amount claimed and may in the future be required to post additional surety bonds for up to the full amounts claimed in other proceedings.

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

In July 2007, the company received a Statement of Objections from the EC in relation to this matter. A Statement of Objections is a procedural document whereby the EC communicates its preliminary view in relation to a possible infringement of European Union competition laws and allows the companies identified in the document to present arguments in response. The company filed its response to the Statement of Objections with the EC in September 2007.

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

Other than the $20 million accrual at September 30, 2007 and the $25 million accrual at December 31, 2006 noted above for liability related to the plea agreement with the U.S. Justice Department, the Consolidated Balance Sheets do not reflect a liability for these contingencies for any of the periods presented.

Note 4 - Inventories

(In thousands)	September 30, 2007	December 31, 2006	September 30, 2006
Bananas	$46,012	$45,972	$47,480
Salads	8,963	9,296	7,923
Other fresh produce	12,325	14,147	8,968
Processed food products	14,985	10,989	8,762
Growing crops	85,126	101,424	94,739
Materials, supplies and other	54,593	59,139	60,594

	$222,004	$240,967	$228,466

Note 5 - Goodwill

During the 2006 third quarter, due to a decline in Atlanta AG’s business performance in the period following the implementation of the new EU banana import regime as of January 1, 2006, the company accelerated its testing of the Atlanta AG goodwill, which had a carrying value of $43 million. As a result of this analysis, the company recorded a goodwill impairment charge for the full amount in the quarter ended September 30, 2006, $29 million of which was included in the Other Produce segment and $14 million in the Banana segment.

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

Note 6 - Debt

Long-term debt consists of the following:

(In thousands)	September 30, 2007	December 31, 2006	September 30, 2006
Parent Company
7 1/2% Senior Notes, due 2014	$250,000	$250,000	$250,000
8 7/8% Senior Notes, due 2015	225,000	225,000	225,000

Long-term debt of parent company	$475,000	$475,000	$475,000

Subsidiaries
Loans secured by ships	$—	$100,581	$105,315
Term Loan B	—	24,341	24,402
Term Loan C	326,562	369,375	370,313
Other loans	3,196	4,178	3,330
Less current maturities	(4,598)	(22,588)	(21,189)

Long-term debt of subsidiaries	$325,160	$475,887	$482,171

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

At September 30, 2007, no borrowings were outstanding under the Revolving Credit Facility and $29 million of credit availability was used to support issued letters of credit, leaving $171 million of credit available under the Revolving Credit Facility. The company repaid $80 million of borrowings under the Revolving Credit Facility in the 2007 second quarter, mostly through ship sale proceeds. In connection with the ship sale, the company also repaid $90 million of debt secured by the ships and $24 million of remaining Term Loan B debt. During the third quarter 2007, the company repaid $40 million of Term Loan C, also from proceeds from the sale of the vessels. The company has recognized $2 million of charges to interest expense in 2007 for the write-off of related deferred debt issue costs.

As more fully described in Note 3 to the Condensed Consolidated Financial Statements, the company may be required to issue letters of credit of up to approximately $40 million in connection with its appeal of certain claims of Italian customs authorities. The company issued a letter of credit in the fourth quarter 2006 to allow surety bonds to be posted in the amount of approximately €5 million (approximately $7 million), and in the next year may be required to issue letters of credit in amounts up to approximately $3 million as security in connection with its appeal of other Italian customs cases. Any future letters of credit, if required, would be issued under the company’s Revolving Credit Facility, which contains a $100 million sublimit for letters of credit.

The Revolving Credit Facility bears interest at LIBOR plus a margin of 1.25% to 3.00%, and CBL is required to pay a fee on the daily unused portion of the Revolving Credit Facility of 0.25% to 0.50% per annum, depending in each case on the company’s consolidated leverage ratio. At September 30, 2007, the interest rate on the Revolving Credit Facility was LIBOR plus 3.00%.

The Term Loans cannot be re-borrowed and require quarterly payments, which began in September 2005, amounting to 1% per year of the initial principal amount less any prepayments, for the first six years, with the remaining balance to be paid quarterly in the seventh year. As described above, Term Loan B was repaid in full in June 2007. At September 30, 2007, $327 million was outstanding under Term Loan C. Term Loan C bears interest at LIBOR plus a margin of 2.00% to 3.00%, depending on the company’s consolidated leverage ratio. At September 30, 2007, the interest rate on Term Loan C was LIBOR plus 3.00%.

The company’s borrowing capacity and its less-restrictive Senior Notes may be impacted by any failure to comply with the financial covenants in the CBL Facility. The company remains in compliance with these covenants, and expects to remain in compliance even though the covenants become more restrictive beginning in the quarter ended December 31, 2007. However, as a result of recent operating performance, the company has less covenant cushion than it had expected when it amended the covenant levels under the CBL Facility in November 2006. If the company does not achieve improvements in year-over-year operating performance sufficient to remain in compliance, it would be required to seek further covenant relief or to replace or modify the CBL Facility. Similar relief may be required if unanticipated events occur that have a material negative earnings impact on the company. In addition, in such events, the company could become further limited in its ability to fund discretionary market or brand-support activities, innovation spending, capital investments and/or acquisitions that had been planned as part of the execution of its long-term growth strategy. Although no assurance can be provided in this regard, the company has determined that it has sufficient covenant cushion at present, and although it has examined options to do so, it has no immediate plans to replace or modify the CBL Facility.

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

Note 7 - Segment Information

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

Financial information for each segment follows:

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
(In thousands)	2007	2006	2007	2006
Net sales
Bananas	$457,888	$444,474	$1,509,186	$1,439,031
Salads and Healthy Snacks	314,191	292,833	939,486	924,577
Other Produce	289,051	294,697	1,060,245	1,050,724

	$1,061,130	$1,032,004	$3,508,917	$3,414,332

Operating income (loss)
Bananas	$4,060	$(31,533)	$81,935	$46,227
Salads and Healthy Snacks	13,201	1,567	27,040	32,104
Other Produce	(14,236)	(33,031)	(18,945)	(24,172)
Corporate	(12,775)	(15,511)	(47,456)	(48,009)

	$(9,750)	$(78,508)	$42,574	$6,150

Note 8 - Shareholders’ Equity

(In thousands)	Common stock	Capital surplus	Retained earnings	Accumulated other comprehensive income	Total
Balance at December 31, 2006	$422	$686,566	$177,638	$11,099	$875,725
Adoption of FIN 48 on January 1, 2007 (see Note 12)	—	—	(21,010)	—	(21,010)

Balance at January 1, 2007	422	686,566	156,628	11,099	854,715

Net loss	—	—	(3,374)	—	(3,374)
Other comprehensive income
Unrealized foreign currency translation gain	—	—	—	1,319	1,319
Change in fair value of cost investment	—	—	—	1,661	1,661
Change in fair value of derivatives	—	—	—	2,756	2,756
Losses reclassified from OCI into net income	—	—	—	6,239	6,239
Pension liability adjustments	—	—	—	(295)	(295)

Comprehensive income					8,306

Stock-based compensation	2	2,517	—	—	2,519
Shares withheld for taxes	—	(2,308)	—	—	(2,308)

Balance at March 31, 2007	424	686,775	153,254	22,779	863,232

Net income	—	—	8,580	—	8,580
Other comprehensive income
Unrealized foreign currency translation gain	—	—	—	2,636	2,636
Change in fair value of cost investment	—	—	—	(379)	(379)
Change in fair value of derivatives	—	—	—	1,088	1,088
Losses reclassified from OCI into net income	—	—	—	5,555	5,555
Pension liability adjustments	—	—	—	(802)	(802)

Comprehensive income					16,678

Exercises of stock options and warrants	—	578	—	—	578
Stock-based compensation	1	2,294	—	—	2,295
Other	—	(72)	—	—	(72)

Balance at June 30, 2007	425	689,575	161,834	30,877	882,711

Net loss	—	—	(28,233)	—	(28,233)
Other comprehensive income
Unrealized foreign currency translation gain	—	—	—	5,576	5,576
Change in fair value of cost investment	—	—	—	1,002	1,002
Change in fair value of derivatives	—	—	—	11,999	11,999
Losses reclassified from OCI into net income	—	—	—	2,007	2,007
Pension liability adjustments	—	—	—	1,715	1,715

Comprehensive loss					(5,934)

Exercises of stock options and warrants	—	31	—	—	31
Stock-based compensation	—	3,415	—	—	3,415
Other	—	(48)	—	—	(48)

Balance at September 30, 2007	$425	$692,973	$133,601	$53,176	$880,175

See Note 13 to the Condensed Consolidated Financial Statements for a description of the company’s adoption of FSP AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” and its impact on retained earnings.

Note 8 - Shareholders’ Equity (continued)

(In thousands)	Common stock	Capital surplus	Retained earnings	Accumulated other comprehensive income	Total
Balance at December 31, 2005	$419	$675,710	$281,574	$40,282	$997,985

Net income	—	—	19,506	—	19,506
Other comprehensive income
Unrealized foreign currency translation gain	—	—	—	1,875	1,875
Change in fair value of cost investments	—	—	—	(487)	(487)
Change in fair value of derivatives	—	—	—	(3,451)	(3,451)
Gains reclassified from OCI into net income	—	—	—	(736)	(736)

Comprehensive income					16,707

Exercises of stock options and warrants	1	814	—	—	815
Stock-based compensation	1	3,389	—	—	3,390
Shares withheld for taxes	—	(491)	—	—	(491)
Dividends on common stock	—	—	(4,198)	—	(4,198)

Balance at March 31, 2006	421	679,422	296,882	37,483	1,014,208

Net income	—	—	22,868	—	22,868
Other comprehensive income
Unrealized foreign currency translation gain	—	—	—	8,226	8,226
Change in fair value of cost investments	—	—	—	145	145
Change in fair value of derivatives	—	—	—	(4,019)	(4,019)
Losses reclassified from OCI into net income	—	—	—	796	796

Comprehensive income					28,016

Exercises of stock options and warrants	—	288	—	—	288
Stock-based compensation	—	2,283	—	—	2,283
Other	—	22	—	—	22
Dividends on common stock	—	—	(4,218)	—	(4,218)

Balance at June 30, 2006	421	682,015	315,532	42,631	1,040,599

Net loss	—	—	(96,439)	—	(96,439)
Other comprehensive income
Unrealized foreign currency translation loss	—	—	—	(1,852)	(1,852)
Change in fair value of cost investments	—	—	—	3,365	3,365
Change in fair value of derivatives	—	—	—	(16,465)	(16,465)
Gains reclassified from OCI into net income	—	—	—	(620)	(620)

Comprehensive loss					(112,011)

Exercises of stock options and warrants	—	56	—	—	56
Stock-based compensation	—	2,274	—	—	2,274
Other	—	(32)	—	—	(32)

Balance at September 30, 2006	$421	$684,313	$219,093	$27,059	$930,886

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

Currency hedging costs charged to the Condensed Consolidated Statements of Income were $3 million and $16 million for the quarter and nine months ended September 30, 2007, compared to $4 million and $14 million for the quarter and nine months ended September 30, 2006. At September 30, 2007, unrealized losses of $11 million on the company’s currency hedges were included in “Accumulated other comprehensive income,” $10 million of which is expected to be reclassified to net income during the next twelve months. Unrealized gains of $13 million on the fuel oil forward contracts were also included in “Accumulated other comprehensive income,” of which $7 million is expected to be reclassified to net income during the next twelve months.

In April 2007, the company re-optimized its currency hedge portfolio for May through December 2007. The company invested a net $2 million to replace approximately €145 million of euro put options expiring between May and September 2007 with an average strike rate of $1.28 per euro, with put options at an average strike rate of $1.34 per euro. In addition, the company replaced approximately €65 million of euro put options expiring between October and December 2007 with an average strike rate of $1.27 per euro, with collars comprised of put options at an average strike rate of $1.34 per euro and call options at an average strike rate of $1.48 per euro. Gains or losses on the new instruments, as well as the losses incurred on the original set of options, will be deferred in “Accumulated other comprehensive income” until the underlying transactions are recognized in net income.

In October and November 2007, the company re-optimized its currency hedge portfolio for 2008. The company invested a net $4 million to replace approximately €340 million of euro put options expiring in 2008 with an average strike rate of $1.28 per euro, with collars comprised of put options at an average strike rate of $1.41 per euro and call options at an average strike rate of $1.56 per euro. Gains or losses on the new instruments, as well as the losses incurred on the original set of options, will be deferred in “Accumulated other comprehensive income” until the underlying transactions are recognized in net income.

At September 30, 2007, the company’s hedge portfolio consisted of the following:

Hedge Instrument	Notional Amount	Average Rate/Price	Settlement Year
Currency Hedges
Purchased Euro Put Options	€65 million	$1.34/€	2007
Sold Euro Call Options	€65 million	$1.48/€	2007
Purchased Euro Put Options	€340 million	$1.28/€	2008

Fuel Hedges
3.5% Rotterdam Barge
Fuel Oil Forward Contracts	40,000 metric tons (mt)	$307/mt	2007
Fuel Oil Forward Contracts	165,000 mt	$335/mt	2008
Fuel Oil Forward Contracts	165,000 mt	$337/mt	2009
Fuel Oil Forward Contracts	25,000 mt	$317/mt	2010
Singapore/New York Harbor
Fuel Oil Forward Contracts	10,000 mt	$343/mt	2007
Fuel Oil Forward Contracts	35,000 mt	$368/mt	2008
Fuel Oil Forward Contracts	35,000 mt	$366/mt	2009
Fuel Oil Forward Contracts	5,000 mt	$349/mt	2010

At September 30, 2007, the fair value of the foreign currency option and fuel oil forward contracts was a net asset of $14 million, of which $8 million is included in “Other current assets” and $6 million in “Investments and other assets, net.” For the nine months ended September 30, 2007 and 2006, the amount included in the net loss for the change in the fair value of the fuel oil forward contracts relating to hedge ineffectiveness was not material.

Note 10 - Stock-Based Compensation

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

Stock compensation expense totaled $3 million ($0.08 per basic and diluted share) and $8 million ($0.19 per basic and diluted share) for the quarter and nine months ended September 30, 2007, compared to $2 million ($0.05 per basic and diluted share) and $8 million ($0.19 per basic and diluted share) for the quarter and nine months ended September 30, 2006. This expense relates primarily to restricted stock awards.

The company can issue awards as stock options, stock awards (including restricted stock awards), performance awards and stock appreciation rights under its stock incentive plan; at September 30, 2007, 2.3 million shares were available for future grants. Awards may be granted to directors, officers, other key employees and consultants. Stock options provide for the purchase of shares of common stock at fair market value at the grant date. The company issues new shares when options are exercised under the stock plan.

Stock Options

Approximately 2 million options were outstanding at September 30, 2007 under the plan. These options generally vest over four years and are exercisable for a period not to exceed 10 years. In addition to the options granted under the plan, an inducement stock option grant for 325,000 shares was made to the company’s chief executive officer in January 2004.

Options outstanding as of September 30, 2007 had a weighted average remaining contractual life of five years and had exercise prices ranging from $11.73 to $23.43. By December 31, 2007, all compensation expense related to outstanding stock options will have been fully recognized.

No options have been granted since 2004. Approximately 36,000 options were exercised in the nine months ended September 30, 2007, resulting in a cash inflow of less than $1 million. During the same period a year ago, options for approximately 70,000 shares were exercised, resulting in a cash inflow of approximately $1 million.

Restricted Stock

Since 2004, the company’s share-based awards have primarily consisted of restricted stock awards. These awards generally vest over 4 years, and the fair value of the awards at the grant date is expensed over the period from the grant date to the date the employee is no longer required to provide service to earn the award. Prior to vesting, grantees are not eligible to vote or receive dividends on the restricted shares.

During the third quarter 2007, the company granted awards for approximately 725,000 shares, most of which vest over four years. In addition, the company granted an award for 85,410 shares on April 15, 2007 to its chief executive officer. This award vests over three years.

At September 30, 2007, there was $20 million of total unrecognized pre-tax compensation cost related to unvested restricted stock awards. This cost is expected to be recognized over a weighted-average period of approximately three years.

Long-Term Incentive Program

The company has established a Long-Term Incentive Program (“LTIP”) for certain executive level employees. Awards are intended to be performance-based compensation as defined in Section 162(m) of the Internal Revenue Code. The program allows for awards to be issued at the end of each three-year period based on cumulative earnings per share of the company for that time period. Awards are expensed over the three-year performance period. For the three-year period of 2006-2008, based on current cumulative earnings per share estimates, the company does not expect to achieve the minimum threshold for awards to be issued at the end of 2008. As a result, no expense is being recognized for this portion of the program. For the three-year period of 2007-2009, the company has expensed approximately $1 million for the nine months ended September 30, 2007. The company will continue to evaluate its earnings per share performance for purposes of determining expense under this program.

Approximately 250,000 shares were issued in the 2007 first quarter upon vesting of the grants for the 2005 LTIP program.

Note 11 - Pension and Severance Benefits

Net pension expense from the company’s defined benefit and severance plans, primarily comprised of the company’s severance plans covering Central American employees, consists of the following:

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
(In thousands)	2007	2006	2007	2006
Defined benefit and severance plans:
Service cost	$3,187	$1,140	$6,136	$3,685
Interest on projected benefit obligation	1,306	1,234	4,147	4,253
Expected return on plan assets	(530)	(288)	(1,525)	(1,395)
Recognized actuarial loss	109	140	677	212
Amortization of prior service cost	72	216	212	654

	4,144	2,442	9,647	7,409
Net settlement gain	(446)	(1,140)	(446)	(640)

	$3,698	$1,302	$9,201	$6,769

In the third quarter 2007, the company recorded a $2 million charge, included in “Service cost” above, related to a plan to exit owned operations in Chile. A net settlement gain of $0.4 million was recorded during the third quarter 2007 due to severance payments made to employees terminated in Panama.

During 2006, the company recognized a net settlement gain related to the Central American benefit plans. The net gain consisted of a $1.2 million settlement gain from severance payments made to employees terminated in Panama during 2006, partially offset by a settlement loss of $0.6 million resulting from severance payments made in 2006 to a significant number of employees terminated in late 2005 as a result of flooding of some of the company’s farms in Honduras.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position, recognize through comprehensive income changes in that funded status in the year in which the changes occur, and measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year. The company adopted the provisions of SFAS No. 158 on December 31, 2006. See Note 10 to the Consolidated Financial Statements included in the company’s 2006 Annual Report on Form 10-K for a further description of the effect of adopting SFAS No. 158.

Note 12 - Income Taxes

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

Income tax expense reflects benefits of $1 million and $5 million for the quarter and nine months ended September 30, 2007, compared to $1 million and $4 million for the quarter and nine months ended September 30, 2006, due to the resolution of tax contingencies in various jurisdictions.

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

As a result, the company recorded a cumulative effect adjustment of $21 million as a charge to retained earnings on January 1, 2007. On this date, the company had unrecognized tax benefits of approximately $40 million, of which $33 million, if recognized, will impact the company’s effective tax rate. The total amount of accrued interest and penalties related to uncertain tax positions on January 1, 2007 was $20 million. The company will continue to include interest and penalties in “Income taxes” in the Consolidated Statements of Income.

At September 30, 2007, the company had unrecognized tax benefits of approximately $38 million, of which $31 million, if recognized, will impact the company’s effective tax rate. Interest and penalties included in “Income taxes” for the quarter and nine months ended September 30, 2007 were $0.8 million and $2.1 million, respectively, and the cumulative interest and penalties included in the Condensed Consolidated Balance Sheet at September 30, 2007 was $19 million.

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

Note 13 - New Accounting Pronouncements

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

FSP AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” eliminated the accrue-in-advance method of accounting for planned major maintenance activities, which the company used to account for maintenance of its twelve previously-owned shipping vessels. Under this new standard, the company would have deferred expenses incurred for major maintenance activities and amortized them over the five-year maintenance interval. The company adopted this FSP on January 1, 2007, prior to the June sale of its twelve shipping vessels (see Note 2). Because this FSP was required to be applied retrospectively, adoption resulted in (i) a $4.5 million increase to beginning retained earnings as of January 1, 2003 for the cumulative effect of the change in accounting principle, and (ii) adjustments to the financial statements for each prior period to reflect the period-specific effects of applying the new accounting principle. These prior period adjustments were not material to the company’s Consolidated Statements of Income.

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

Note 14 - Subsequent Events

On October 16, 2007, Fresh Express acquired Verdelli Farms, one of the premier regional processors of value-added salads, vegetables and fruit snacks on the east coast of the United States. This company markets products in 10 states under the Harvest Select and Verdelli Farms brands.

The acquisition is expected to benefit Fresh Express by expanding its presence in the northeast United States, the region with the largest concentration of consumers, where the Fresh Express brand is currently under-represented. Verdelli Farms has historical annual revenues of approximately $80 million and should provide manufacturing capacity to meet growth demands. The increased presence in the Northeast is also expected to improve distribution and logistics efficiency and to add one to two days of freshness for regional products.

On October 29, 2007, the company announced its plans to restructure the business to improve profitability by consolidating operations and simplifying its overhead structure to improve efficiency, stimulate innovation and enhance focus on customers and consumers. The company expects to generate cost reductions in the range of $60-80 million annually, beginning in 2008, after a charge of approximately $25 million in the fourth quarter 2007 related to severance costs and asset write-downs. Resulting additional cash flow will be used primarily to reduce debt, consistent with the company’s previously announced target to achieve a debt-to-capital ratio of 40 percent.

Item 2

CHIQUITA BRANDS INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The company’s third quarter and year-to-date 2007 operating results improved compared to the prior year primarily due to favorable European exchange rates and improved banana pricing in both Europe and North America, partially offset by higher industry and other costs. The company continues to be adversely affected by the January 1, 2006 regulatory changes in the European banana market, which resulted in increased tariff costs. Neither the company nor the industry has been able to pass on the increased tariff costs to customers or consumers, although the company has been able to maintain its price premium in the European market.

Comparisons of third quarter results to the prior year were also impacted by the absence of two items that affected the 2006 third quarter. The company recorded a $43 million goodwill impairment charge related to Atlanta AG, which affected both the Banana and Other Produce segments. In addition, operating results of the Salads and Healthy Snacks segment in the third quarter 2006 were impacted by $9 million of direct costs incurred, such as unusable raw product inventory and non-cancelable purchase commitments, related to consumer concerns regarding the safety of packaged salad products following the discovery of E. coli in certain industry spinach products in September 2006 and the resulting investigation by the U.S. Food and Drug Administration (“FDA”).

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

In October 2007, the company announced a restructuring program which will result in a charge of approximately $25 million in the fourth quarter 2007. It is expected to result in cost reductions in the range of $60-80 million annually, beginning in 2008.

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

Operations

Net sales

Net sales for the third quarter of 2007 were $1.1 billion, up 2.8% from last year’s third quarter. The increase was primarily due to higher banana pricing in core European and North American markets and favorable foreign exchange rates, partially offset by lower volumes in European trading markets.

Net sales for the nine months ended September 30, 2007 were $3.5 billion, up 2.8% from 2006. The increase resulted primarily from increased banana volume in core European and North American markets and favorable foreign exchange rates, partly offset by lower volume in European trading markets.

Operating income – Third Quarter

The operating loss for the third quarter of 2007 was $10 million, compared to an operating loss of $79 million in the third quarter of 2006. The improvement was primarily due to higher banana pricing in core European markets, attributable to soft pricing in the year-ago period and to lower industry supply in 2007 due to Hurricane Dean, which impacted supply from the Caribbean beginning in late August 2007. Operating results also benefited from the absence of direct costs, such as lost raw product inventory and non-cancelable purchase commitments, incurred in the third quarter 2006 related to consumer concerns of the safety of fresh spinach products. The third quarter 2006 also was affected by the Atlanta AG goodwill impairment charge, which impacted both the Banana and Other Produce segments.

Banana Segment. In the company’s Banana segment, operating income was $4 million, compared to an operating loss of $32 million last year.

Banana segment operating results improved due to:

•

$23 million from improved core European local banana pricing, attributable to soft pricing in the year-ago period and to lower industry supply in 2007 due to Hurricane Dean, which impacted supply from the Caribbean beginning in late August 2007.

•	$15 million due to favorable pricing and lower volume in the trading markets, which are primarily European and Mediterranean countries that do not belong to the European Union.

•	$14 million of favorable variance from the non-cash charge for goodwill impairment of Atlanta AG recorded in the third quarter 2006.

•

$11 million benefit from the impact of European currency, consisting of a $14 million increase in revenue and $2 million of balance sheet translation gains, partially offset by a $5 million increase in European costs due to the stronger euro.

•	$7 million from improved pricing in North America.

These improvements were partially offset during the quarter by:

•	$14 million of higher costs from owned banana production, discharging and inland transportation, net of $6 million from cost savings programs.

•	$13 million of net industry cost increases for purchased fruit, paper, ship charters and fuel.

•	$5 million of other items, primarily from resolution of a contract dispute and prior year settlement gains related to severance that did not repeat.

•	$3 million of planned increases in brand support and innovation, primarily in Europe, to sustain the company’s brand and price premium.

The following table shows the company’s banana prices (percentage change 2007 compared to 2006):

	Q3	YTD
Core European Markets [1]
U.S. Dollar basis [2]	20%	9%
Local Currency	12%	1%
North America	5%	2%
Asia and the Middle East [3]
U.S. Dollar basis	7%	6%
Trading Markets
U.S. Dollar basis	64%	47%

The company’s banana sales volumes (in 40-pound box equivalents) were as follows:

(In millions, except percentages)	Q3 2007	Q3 2006	% Change	YTD 2007	YTD 2006	% Change
Core European Markets [1]	12.4	12.2	1.6%	40.7	40.4	0.7%
North America	14.6	14.3	2.1%	44.7	42.7	4.7%
Asia and the Middle East [3]	5.0	5.3	(5.7)%	14.3	15.7	(8.9)%
Trading Markets	1.7	5.1	(66.7)%	6.6	7.2	(8.3)%

Total	33.7	36.9	(8.7)%	106.3	106.0	0.3%

[1]	The member states of the European Union (except new entrants Romania and Bulgaria, which continue to be reported in “Trading Markets”), plus Switzerland, Norway and Iceland.
[2]	Prices on a U.S. dollar basis do not include the impact of hedging.
[3]	The company primarily operates through joint ventures in this region.

The average spot and hedged euro exchange rates were as follows:

(Dollars per euro)	Q3 2007	Q3 2006	% Change	YTD 2007	YTD 2006	% Change
Euro average exchange rate, spot	$1.36	$1.28	6.3%	$1.34	$1.24	8.1%
Euro average exchange rate, hedged	1.33	1.24	7.3%	1.30	1.20	8.3%

The company has entered into put option contracts and collars to hedge its risks associated with euro exchange rate movements. Put options require an upfront premium payment. These put options can reduce the negative earnings and cash flow impact on the company of a significant future decline in the value of the euro, without limiting the benefit the company would receive from a stronger euro. Collars include call options, the sale of which reduces the company’s net option premium expense but could limit the benefit received from a stronger euro. Foreign currency hedging costs charged to the Condensed Consolidated Statements of Income were $3 million for the third quarter of 2007, compared to $4 million in the third quarter of 2006. The company also enters into swap contracts for fuel oil for its shipping operations, to minimize the volatility that changes in fuel prices could have on its operating results. See Note 9 to the Condensed Consolidated Financial Statements for further information on the company’s hedging instruments.

Salads and Healthy Snacks Segment. In the company’s Salads and Healthy Snacks segment, operating income in the 2007 third quarter was $13 million, compared to operating income of $2 million in the third quarter of 2006.

Salads and Healthy Snacks segment operating results improved due to:

•

$9 million of direct costs in the 2006 third quarter related to an industry E. coli outbreak, which resulted in consumer concerns about the safety of fresh spinach products in the United States. These costs, which did not recur in the 2007 third quarter, included unusable raw product inventory and non-cancelable purchase commitments.

•	$6 million from the achievement of cost savings, primarily related to improved production scheduling and logistics.

•	$4 million due to a 3% improvement in pricing in retail value-added salads.

•	$2 million due to higher volume of retail value-added salads.

These items were offset in part by:

•	$7 million of increases in innovation and promotional spending, as well as increased administrative costs.

•	$3 million of higher industry costs, primarily due to increases in raw product costs.

Other Produce Segment. In the Other Produce segment, which includes the sourcing, marketing and distribution of whole fresh fruits and vegetables other than bananas, the operating loss was $14 million in 2007, compared to an operating loss of $33 million in the third quarter 2006. The change in operating results was due to the absence of a $29 million goodwill impairment charge related to Atlanta AG, the company’s German distribution business, recorded in the third quarter 2006. This benefit was partially offset by a $3 million decline in profitability at Atlanta AG related to a reduction in the volume of certain non-banana products; $3 million of start-up expenses from the expansion into Germany and the Netherlands of Just Fruit in a Bottle, a 100 percent fresh-fruit smoothie product; and $4 million of charges relating to an earlier announced plan to exit owned operations in Chile.

Operating income – Year-to-Date

Operating income for the nine months ended September 30, 2007 was $43 million, compared to operating income of $6 million last year.

Banana Segment. In the company’s Banana segment, operating income was $82 million year-to-date and $46 million for 2006.

Banana segment operating results were positively affected by:

•

$35 million benefit from the impact of European currency, consisting of a $54 million increase in revenue and $1 million of balance sheet translation gains, partially offset by an $18 million increase in European costs due to the stronger euro and a $2 million increase in hedging costs.

•	$25 million benefit from the absence of residual costs related to Tropical Storm Gamma, which occurred in the fourth quarter 2005 and affected sourcing, logistics and other costs in 2006.

•	$14 million of favorable variance from the non-cash charge for goodwill impairment of Atlanta AG recorded in the third quarter 2006.

•	$9 million from improved pricing in North America.

•	$7 million from improved core European local banana pricing, attributable to soft pricing in the year-ago third quarter.

These improvements were partially offset by:

•	$35 million of net industry cost increases for purchased fruit, paper, ship charters and fuel.

•	$14 million of higher costs from owned banana production, discharging and inland transportation, net of $12 million from cost savings programs.

•	$6 million of lower fuel hedging gains compared to 2006.

Information on the company’s banana pricing and volume for the nine-month period is included in the Operating Income –Third Quarter section above.

Foreign currency hedging costs charged to the Condensed Consolidated Statements of Income were $16 million for the nine months ended September 30, 2007, compared to $14 million for the same period in 2006. Including re-optimization costs, the company’s total cost of euro hedging is expected to be approximately $13 million in 2008 compared to $20 million in 2007. Information on average spot and hedged euro exchange rates is included in the Operating Income –Third Quarter section above.

Salads and Healthy Snacks Segment. In the company’s Salads and Healthy Snacks segment, operating income for the nine months ended September 30, 2007 was $27 million, compared to operating income of $32 million a year ago.

Salads and Healthy Snacks segment operating results were adversely affected by:

•	$15 million of higher industry costs, primarily from higher lettuce sourcing costs, resulting from slower-than-expected category volume recovery, and increased raw product costs.

•	$6 million of increases in innovation and promotional spending, as well as increased administrative costs.

•	$6 million of increased costs due to a record January freeze in Arizona early in the year, which affected lettuce sourcing.

•	$4 million from lower profits on certain foodservice products, primarily related to pricing.

•	$2 million due to higher research and development expenses, primarily related to funding of independent scientific studies of the E. coli pathogen in fresh produce.

These adverse items were offset in part by:

•	$16 million from the achievement of cost savings primarily related to improved production scheduling and logistics.

•

$9 million of direct costs in the 2006 third quarter related to an industry E. coli outbreak, which resulted in consumer concerns about the safety of fresh spinach products in the United States. These costs, which did not recur in the 2007 third quarter, included unusable raw product inventory and non-cancelable purchase commitments.

•	$2 million due to higher volume of retail value-added salads.

•	$2 million benefit from the absence of costs recorded in the 2006 first quarter related to the shut-down of a fresh-cut fruit facility in Manteno, Illinois.

If the company does not improve operating income in this segment, it may have implications on the carrying value of intangible assets recorded upon the acquisition of Fresh Express in 2005. During the fourth quarter, the company will complete its annual evaluation of the carrying value of these intangible assets.

Other Produce Segment. In the Other Produce segment, which includes the sourcing, marketing and distribution of whole fresh fruits and vegetables other than bananas, the operating loss for the nine months ended September 30, 2007 was $19 million, compared to an operating loss of $24 million last year. The change in operating results was due to the absence of a $29 million goodwill impairment charge related to Atlanta AG, the company’s German distribution business, recorded in the third quarter 2006. This benefit was partially offset by a $9 million decline in profitability of Atlanta AG, relating to a decline in volume of certain non-banana products; $10 million of charges related to an earlier announced plan to exit owned and leased farm operations in Chile; and $5 million of start-up expenses from the expansion of Just Fruit in a Bottle, a 100 percent fresh fruit smoothie product.

Interest and Taxes

Interest expense for the quarter and nine months ended September 30, 2007 was $21 million and $68 million, compared to $21 million and $62 million in the comparable periods a year ago. Interest expense increased due to more borrowings under the company’s revolving credit facility in 2007 and a year-over-year increase in the interest rate associated with the company’s variable-rate debt. In addition, interest expense in 2007 included $2 million of charges for the write-off of deferred debt issue costs resulting from the sale of the company’s shipping fleet and subsequent repayment of ship and Term Loan debt during the second and third quarters 2007.

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

Income tax expense reflects benefits of $1 million and $5 million for the quarter and nine months ended September 30, 2007, and $1 million and $4 million for the quarter and nine months ended September 30, 2006, due to the resolution of tax contingencies in various jurisdictions.

Business Restructuring

On October 29, 2007, the company announced its plans to restructure the business to improve profitability by consolidating operations and simplifying its overhead structure to improve efficiency, stimulate innovation and enhance focus on customers and consumers. The company expects to generate cost reductions in the range of $60-80 million annually, beginning in 2008, after a charge of approximately $25 million in the fourth quarter 2007 related to severance costs and asset write-downs. Resulting additional cash flow will be used primarily to reduce debt, consistent with the company’s previously announced target to achieve a debt-to-capital ratio of 40 percent.

The company also announced that it has launched a process to explore strategic alternatives for Atlanta AG, including a possible sale. To assist with this effort, Chiquita has retained Taylor Companies, Inc., a Washington, D.C.-based investment bank specializing in synergistic mergers and acquisitions. The company does not expect to disclose developments with respect to this process unless and until its board of directors has approved a definitive transaction. There can be no assurance that these activities will ultimately lead to an agreement or a transaction.

Acquisition of Verdelli Farms

On October 16, 2007, Fresh Express acquired Verdelli Farms, one of the premier regional processors of value-added salads, vegetables and fruit snacks on the east coast of the United States. This company markets products in 10 states under the Harvest Select and Verdelli Farms brands.

The acquisition is expected to benefit Fresh Express by expanding its presence in the northeast United States, the region with the largest concentration of consumers, where the Fresh Express brand is currently under-represented. Verdelli Farms has historical annual revenues of approximately $80 million and should provide manufacturing capacity to meet growth demands. The increased presence in the Northeast is also expected to improve distribution and logistics efficiency and to add one to two days of freshness for regional products.

Sale of Shipping Fleet

In June 2007, the company completed the sale of its twelve refrigerated cargo vessels and related spare parts for $227 million. The ships are being chartered back from an alliance formed by two global shipping operators, Eastwind Maritime Inc. and NYKCool AB. See Note 2 to the Condensed Consolidated Financial Statements for further information on the transaction.

Chiquita is leasing back eleven of the vessels for a period of seven years, with options for up to an additional five years, and one vessel for a period of three years, with an option for up to an additional two years. Net of operating costs previously incurred on the owned vessels and expected synergies, the company expects to incur incremental cash operating costs of approximately $28 million annually for the leaseback of the vessels. However, the company expects to generate annual interest savings of approximately $15 million as a result of approximately $210 million of debt repaid from proceeds of the sale. Further, the transaction is expected to improve total cash flow by retiring ship and Term Loan debt that otherwise would have had minimum principal repayment obligations of $16-54 million during each of the next five years.

At the date of the sale, the net book value of the assets sold approximated $120 million, classified almost entirely in “Property, plant and equipment, net” in the Consolidated Balance Sheet. After approximately $3 million in transaction fees, the company realized a gain on the sale of the vessels of approximately $102 million, which has been deferred and will be amortized to the Consolidated Statements of Income over the initial leaseback periods (approximately $14 million per year). The resulting reduction in depreciation expense will approximate $11 million annually. The company also recognized $4 million of expenses in the 2007 second quarter for severance and write-off of deferred financing costs associated with the repayment of debt, and a $2 million gain on the sale of the related spare parts.

The transaction does not impact the company’s ongoing fuel exposure. The company will continue to pay for the fuel oil used by these vessels throughout their charter periods.

Financial Condition – Liquidity and Capital Resources

The company’s cash balance was $124 million at September 30, 2007, compared to $65 million at December 31, 2006 and $102 million at September 30, 2006. Operating cash flow was $78 million for the nine months ended September 30, 2007, compared to $76 million for the same period in 2006.

Capital expenditures were $35 million year-to-date 2007 and $38 million during the comparable period of 2006.

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

At September 30, 2007, no borrowings were outstanding under the Revolving Credit Facility and $29 million of credit availability was used to support issued letters of credit (including a $7 million letter of credit issued to preserve the right to appeal certain customs claims in Italy), leaving $171 million of credit available under the Revolving Credit Facility. As more fully described in Note 3 to the Condensed Consolidated Financial Statements, the company may be required to issue letters of credit of up to approximately $40 million in connection with its appeal of certain claims of Italian customs authorities, although the company does not expect to be required to issue letters of credit in excess of $3 million for such appeals during the next year. Such letters of credit, if required, would be issued under the company’s Revolving Credit Facility, which contains a $100 million sublimit for letters of credit.

Cash proceeds from the second quarter 2007 ship sale transaction were used to repay approximately $210 million of debt, including immediate repayment of $56 million of revolving credit borrowings, $90 million of debt associated with the ships, and $24 million of Term Loan B debt, and repayment during the third quarter of $40 million of Term Loan C debt. The company expects to have invested the remaining $12 million of net proceeds into qualifying investments within 180 days after the close of the ship sale transaction, which proceeds the company would otherwise be obligated to use to repay amounts outstanding under the CBL Facility.

The company believes that its cash level, cash flow generated by operating subsidiaries and borrowing capacity will provide sufficient cash reserves and liquidity to fund the company’s working capital needs, capital expenditures and debt service requirements. The company’s borrowing capacity and its less-restrictive Senior Notes may be impacted by any failure to comply with the financial covenants in the CBL Facility. The company remains in compliance with these covenants, and expects to remain in compliance even though the covenants become more restrictive beginning in the quarter ended December 31, 2007. However, as a result of recent operating performance, the company has less covenant cushion than it had expected when it amended the covenant levels under the CBL Facility in November 2006. If the company does not achieve improvements in year-over-year operating performance sufficient to remain in compliance, it would be required to seek further covenant relief or to replace or modify the CBL Facility. Similar relief may be required if unanticipated events occur that have a material negative earnings impact on the company. In addition, in such events, the company could become further limited in its ability to fund discretionary market or brand-support activities, innovation spending, capital investments and/or acquisitions that had been planned as part of the execution of its long-term growth strategy. Although no assurance can be provided in this regard, the company has determined that it has sufficient covenant cushion at present, and although it has examined options to do so, it has no immediate plans to replace or modify the CBL Facility.

Under the amended CBL Facility, CBL may distribute cash to CBII for routine CBII operating expenses, interest payments on CBII’s 7 1/2 % and 8 7/8% Senior Notes and payment of certain other specified CBII liabilities. Until Chiquita meets certain financial ratios and elects to become subject to a reduced maximum CBL leverage ratio, (i) CBL’s distributions to CBII for other purposes, such as dividend payments to Chiquita shareholders and repurchases of CBII’s common stock, warrants and senior notes, are prohibited, and (ii) the ability of CBL and its subsidiaries to incur debt, dispose of assets, carry out mergers and acquisitions, and make capital expenditures is more limited than under the original CBL Facility.

New Accounting Pronouncements

See Note 13 to the Condensed Consolidated Financial Statements for information on the company’s adoption of new accounting pronouncements.

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

Average banana prices in the company’s core European markets, which primarily consist of the member countries of the EU, fell 11% on a local currency basis in 2006 compared to 2005, and rose 1% on a local currency basis in the first nine months of 2007 compared to the same period in 2006. Neither the company nor the industry has been able to pass on tariff cost increases to customers or consumers. The overall negative impact of the new regime on the company has been and is expected to remain substantial, despite the company’s ability to maintain its price premium in the European market.

Several countries have taken steps to challenge this regime as noncompliant with the EU’s World Trade Organization (“WTO”) obligations not to discriminate among supplying countries. Between February and June 2007, four separate legal proceedings were filed in the WTO. Ecuador, Colombia, Panama, the United States, Nicaragua, Brazil, and others are now parties to, or formally supporting, one or more of the proceedings. Unless the cases are settled before the final rulings are issued, final decisions are expected sometime in 2008. There can be no assurance that any of these challenges will result in changes to the EC’s regime.

As previously disclosed, on March 14, 2007, the company and the U.S. Justice Department entered into a plea agreement relating to payments made by the company’s former Colombian subsidiary to a group designated under U.S. law as a foreign terrorist organization. Under the terms of the agreement, the company pleaded guilty to one count of Engaging in Transactions with a Specially-Designated Global Terrorist Group and agreed to pay a fine of $25 million, payable in five equal annual installments with interest. On September 17, 2007, the United States District Court for the District of Columbia approved the plea agreement at the company’s sentencing hearing, and the company paid the first $5 million installment. Prior to the hearing, the Justice Department announced that it would not pursue charges against any current or former Chiquita executives. Pursuant to customary provisions in the plea agreement, the Court placed Chiquita on corporate probation for five years, during which time Chiquita must not violate the law and must implement and/or maintain certain business processes and compliance programs; violation of these requirements could result in setting aside the principal terms of the plea agreement. The company recorded a charge of $25 million in its financial statements for the quarter and year ended December 31, 2006 (included in “Commitments and contingent liabilities” in the Consolidated Balance Sheet at December 31, 2006). At September 30, 2007, $5 million of the liability is included in “Accrued liabilities” and $15 million is included in “Commitments and contingent liabilities” in the Condensed Consolidated Balance Sheet. During the quarter and nine months ended September 30, 2007, the company incurred legal fees of approximately $3 million and $9 million, respectively, in connection with this matter.

During the past several months, three lawsuits were filed against the company in U.S. federal court claiming that the company is liable for alleged tort violations committed in Colombia. The plaintiffs in all three lawsuits, either individually or as members of a putative class, claim to be family members or legal heirs of individuals allegedly killed by armed groups that received payments from the company’s former Colombian subsidiary. The plaintiffs claim that, as a result of such payments, the company should be held legally responsible for the deaths of plaintiffs’ family members. All three suits seek unspecified compensatory and punitive damages, as well as attorneys’ fees and costs; one suit also requests treble damages and disgorgement of profits, although it does not explain the basis of such demands. The company believes the plaintiffs’ claims are without merit and intends to defend itself vigorously against the lawsuits.

In October 2007, three shareholder derivative lawsuits were filed against certain of the company’s current and former officers and directors in U.S. federal and New Jersey state court. The complaints allege that the named defendants breached their fiduciary duties to the company and/or wasted corporate assets in connection with the payments that were the subject of the company’s March 14, 2007 plea agreement with the Justice Department, described above. The complaints seek unspecified damages against the named defendants; two of them also seek the imposition of certain equitable remedies on the company. None of the actions seek any monetary recovery from the company. The company is currently evaluating the complaints and any action which may be appropriate on the part of the company.

*    *    *    *    *

This quarterly report contains certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond the control of Chiquita, including: the company’s ability to achieve the full costs savings and other benefits anticipated from its announced restructuring; the continuing impact of the 2006 conversion to a tariff-only banana import regime in the European Union; unusual weather conditions; industry and competitive conditions; access to and cost of capital; product recalls and other events affecting the industry and consumer confidence in the company’s products; the customary risks experienced by global food companies, such as the impact of product and commodity prices, food safety, currency exchange rate fluctuations, government regulations, labor relations, taxes, crop risks, political instability and terrorism; and the outcome of pending claims and governmental investigations involving the company.

The forward-looking statements speak as of the date made and are not guarantees of future performance. Actual results or developments may differ materially from the expectations expressed or implied in the forward-looking statements, and the company undertakes no obligation to update any such statements.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Management” in the company’s 2006 Annual Report on Form 10-K. As of September 30, 2007, the only material change from the information presented in the Form 10-K is provided below.

The potential loss on the put and call options from a hypothetical 10% increase in euro currency rates would have been approximately $20 million at December 31, 2006 and $5 million at September 30, 2007. However, the company expects that any loss on these contracts would be more than offset by an increase in the dollar realization of the underlying sales denominated in foreign currencies.

Item 4 - Controls and Procedures

Evaluation of disclosure controls and procedures

Chiquita maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic filings with the SEC is (a) accumulated and communicated to the company’s management in a timely manner and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of September 30, 2007, an evaluation was carried out by Chiquita’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of that date.

Changes in internal control over financial reporting

Chiquita also maintains a system of internal accounting controls, which includes internal control over financial reporting, that is designed to provide reasonable assurance that the company’s financial records can be relied on for preparation of its financial statements in accordance with generally accepted accounting principles and that its assets are safeguarded against loss from unauthorized use or disposition. An evaluation was carried out by Chiquita’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, of the company’s internal control over financial reporting. Based upon that evaluation, management concluded that during the quarter ended September 30, 2007, there were no changes in the company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II - Other Information

Item 1 - Legal Proceedings

The information concerning (a) the plea agreement with the U.S. Justice Department, (b) the U.S. lawsuits alleging tort violations committed in Colombia and (c) the competition investigation by the European Commission provided in Note 3 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q are hereby incorporated by reference into this Item.

On October 12, 2007, a shareholder derivative lawsuit captioned City of Philadelphia Public Employees Retirement System v. Aguirre, et al. was filed against certain of the company’s current and former directors in the U.S. District Court for the Southern District of Ohio. On October 30, 2007, a second shareholder derivative lawsuit, captioned Hawaii Annuity Trust Fund for Operating Engineers v. Hills, et al., was filed against certain of the company’s current and former officers and directors in New Jersey Superior Court, Bergen County. On October 31, 2007, a third shareholder derivative lawsuit, captioned Sheet Metal Workers Local #218(S) Pension Fund v. Hills, et al., was filed against certain of the company’s current and former officers and directors in the U.S. District Court for the District of Columbia. All three complaints allege that the named defendants breached their fiduciary duties to the company and/or wasted corporate assets in connection with the payments that were the subject of the company’s March 14, 2007 plea agreement with the Justice Department referenced above. The complaints seek unspecified damages against the named defendants; two complaints also seek the imposition of certain equitable remedies on the company. None of the actions seek any monetary recovery from the company. The company is currently evaluating the complaints and any action which may be appropriate on the part of the company.

Reference is made to the discussion under “Part I, Item 3—Legal Proceedings—Competition Law Proceedings” in the company’s Annual Report on Form 10-K for the year ended December 31, 2006, and the discussion under “Part II, Item 1—Legal Proceedings” in the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, regarding the class action lawsuits filed in the U.S. District Court for the Southern District of Florida. The settlement agreements, settlement classes, and notice to the classes were preliminarily approved in July 2007. Notice was effected on the classes in August 2007, and a hearing regarding final approval of the settlements is scheduled for November 2007.

Item 1A - Risk Factors

We may not realize the full benefits that we expect from our restructuring program.

On October 29, 2007, we announced a restructuring program with the objective of improving our profitability by consolidating operations and simplifying our overhead structure to improve efficiency, stimulate innovation and further enhance our focus on customers and consumers. This program, which will result in a charge of approximately $25 million in the fourth quarter of 2007, including approximately $15 million of cash expenditures and approximately $10 million of asset write-downs, is expected to result in cost reductions in the range of $60-80 million annually, beginning in 2008. We cannot assure you that the implementation of the restructuring program will generate all of the cost savings and other benefits that we expect.

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

Location of Update in this 10-Q

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Risks of International Operations”

Note 3 to the Condensed Consolidated Financial Statements, “Legal Proceedings,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Risks of International Operations”

Item 6 - Exhibits

*Exhibit 3.1 – Restated Bylaws, as amended through September 21, 2007. (Exhibit 3.1 to Current Report on Form 8-K filed September 27, 2007)

Exhibit 4.1 – Amendment No. 3, dated as of September 21, 2007, to Warrant Agreement between Chiquita Brands International, Inc. and Wells Fargo Bank, National Association, dated as of March 19, 2002 (as previously amended)

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32 – Section 1350 Certifications

*	Incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIQUITA BRANDS INTERNATIONAL, INC.

By:	/s/ Brian W. Kocher
Brian W. Kocher
Vice President and Controller
(Chief Accounting Officer)

November 9, 2007