Form 10-K
period 2007-12-31
CHIQUITA BRANDS INTERNATIONAL INC
filed 2008-02-29
CIK 101063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2007 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission File Number 1-1550

CHIQUITA BRANDS INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

New Jersey	04-1923360
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 East Fifth Street, Cincinnati, Ohio	45202
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (513) 784-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, par value $.01 per share	New York
Warrants to Subscribe for Common Stock	New York

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒

The aggregate market value of Common Stock held by non-affiliates at June 30, 2007, the last business day of the registrant’s most recently completed second quarter, was approximately $800 million.

As of February 15, 2008, 42,853,537 shares of Common Stock were outstanding.

Documents Incorporated by Reference

Portions of the Chiquita Brands International, Inc. 2007 Annual Report to Shareholders are incorporated by reference in Parts I and II. Portions of the Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference in Part III.

CHIQUITA BRANDS INTERNATIONAL, INC.

This Annual Report on Form 10-K contains certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond the control of Chiquita, including: cost increases and the company’s ability to pass them through to our customers; changes in the competitive environment, following the 2006 conversion to a tariff-only banana import regime in the European Union; unusual weather conditions; industry and competitive conditions; access to, and cost of, capital; the company’s ability to achieve the cost savings and other benefits anticipated from its restructuring announced in October 2007; product recalls and other events affecting the industry and consumer confidence in company products; the customary risks experienced by global food companies, such as the impact of product and commodity prices, food safety, currency exchange rate fluctuations, government regulations, labor relations, taxes, crop risks, political instability and terrorism; and the outcome of pending claims and governmental investigations involving the company and legal fees and other costs incurred in connection with them. See “Risk Factors” for further information.

The forward-looking statements speak as of the date made and are not guarantees of future performance. Actual results or developments may differ materially from the expectations expressed or implied in the forward-looking statements, and the company undertakes no obligation to update any such statements.

PART I

ITEM 1 - BUSINESS

GENERAL

Chiquita Brands International, Inc. (“CBII”) and its subsidiaries (collectively, “Chiquita” or the company) operate as a leading international marketer and distributor of bananas and other fresh produce sold under the “Chiquita” and other brand names in more than 70 countries and of packaged salads sold under the “Fresh Express” and other brand names primarily in the United States. The company produces approximately one-third of the bananas it markets on its own farms, and purchases the remainder of the bananas and all of the lettuce and other fresh produce from third-party suppliers throughout the world.

Recent events in 2007 and early 2008 have improved Chiquita’s balance sheet and are expected to decrease its risk profile in the face of increasing industry costs and other challenges.

•

Restructuring. In October 2007, Chiquita began implementing a restructuring program designed to improve profitability by consolidating operations and simplifying the company’s overhead structure to improve efficiency, stimulate innovation and enhance focus on customers and consumers. The program is expected to reduce costs by approximately $60-80 million annually.

•

Sale-Leaseback of Ships. In June 2007, Chiquita completed the sale of its twelve refrigerated cargo ships, which are being chartered back from an alliance formed by two global shipping operators. Chiquita used the cash proceeds to retire approximately $210 million of debt.

•

Atlanta. In October 2007, Chiquita has announced that the company is exploring strategic alternatives for its European fruit and vegetable distribution subsidiary, Atlanta AG, including a possible sale, although the company has not yet concluded on the best strategic alternative. Atlanta AG accounted for net sales of approximately $1.1 billion for the year ended December 31, 2007 and $1.2 billion for both years ended December 31, 2006 and 2005. Except for the 2006 goodwill impairment charge related to Atlanta AG, it did not represent a significant portion of consolidated operating income, consolidated total assets, or consolidated working capital at, or for the years ended, December 31, 2007, 2006 or 2005.

•

Refinancing of certain indebtedness. Chiquita and its main operating subsidiary, Chiquita Brands, L.L.C. (“CBL”), have entered into a commitment letter, dated February 4, 2008, with Coöperatieve Centrale Raiffeisen – Boerenleenbank B.A., “Rabobank Nederland”, New York Branch (“Rabobank”) to refinance a CBL existing senior secured revolving credit facility and a portion of its outstanding Term Loan C with a new six-year secured credit facility, including a $200 million revolving credit facility and a $200 million term loan (collectively referred to as the new credit facility). The commitment letter contains financial maintenance covenants that provide greater flexibility than those in CBL’s existing senior secured credit facility. The company expects this new credit facility and term loan to close by March 31, 2008.

•

4.25% Convertible Senior Notes Due 2016. On February 12, 2008, Chiquita issued $200 million of 4.25% convertible senior notes due August 15, 2016, the net proceeds of which were used to repay a portion of Term Loan C.

Chiquita focuses on healthy, value-added, higher-margin products and seeks to selectively invest in markets that have the greatest potential for profitable growth, while maintaining its commitment to profitable traditional product lines. Chiquita’s key strategic objectives are to:

•

Deliver innovative, higher-margin products. Chiquita strives to leverage its brands and market leadership to diversify its offerings of healthy, fresh foods. In Europe, the company is the market leader and obtains a price premium for its Chiquita® bananas. In North America, the company is the market segment leader and obtains a price premium in value-added salads with the Fresh Express® brand and maintains a No. 2 market position in bananas.

In addition, the company’s goal is to increase revenues from new value-added products. A major focus of the company’s innovation efforts is expanding distribution channels, extending product shelf life and developing new product offerings to meet the growing desire of consumers for healthy, convenient and fresh food choices. In 2007, the company continued to expand its distribution of convenient, single “Chiquita To Go” bananas, which use proprietary packaging technologies to extend the shelf life of bananas, thereby making it profitable to market individual bananas in non-grocery convenience outlets. Also, as the result of the successful 2006 debut in Belgium, Chiquita expanded the distribution of “Just Fruit in a Bottle,” the company’s line of 100% fruit smoothies, to Germany and the Netherlands in 2007. In 2007, the company also continued to leverage Fresh Express’ reputation for innovation and customer service to launch new products, such as Gourmet Café individual salads packaged with toppings, dressing and utensils, which the company expects to launch nationally across the United States in 2008.

The company is also keenly focused on meeting consumer needs for healthy, convenient, fresh foods and on meeting customer needs by excelling in category management, product quality, customer service and in-store execution. In 2007, for example, Progressive Grocer magazine again recognized both Chiquita and Fresh Express as Category Captains for exceptional category management for the ninth consecutive year for Chiquita and for the seventh consecutive year for Fresh Express.

•

Build a high-performance organization. Chiquita seeks to attract, engage and retain high-performing employees, apply best-in-class people practices, ensure that the company has the right people in the right jobs, leverage processes and technology to improve decision making, employ conservative financial practices and continue to demonstrate leadership in corporate responsibility.

•

Achieve sustainable, profitable growth. Chiquita remains focused on cost savings in both production and logistics, including synergies achieved by combining the strengths of Chiquita and Fresh Express. The company hedges the majority of its fuel costs and foreign currency exposures to help minimize the volatility in operating a global business.

Chiquita is also focused on improving its debt-to-capital ratio and its financing arrangements to allow for greater covenant flexibility and focus on shareholder returns. In the past year, Chiquita has completed a sale-leaseback of its ships, issued convertible senior notes and entered into a commitment letter with Rabobank to refinance the remaining portions of its existing senior secured credit facility.

Chiquita believes the following competitive strengths should enable the company to adjust to challenges in its business and to capitalize on future growth opportunities.

•

Powerful Brand.    Chiquita believes that customers and consumers associate the Chiquita brand with healthy, fresh and high-quality food products. Fresh Express is the North American industry leader in value-added salads, and its brand is synonymous with healthy and fresh products. The company believes it can leverage the Chiquita and Fresh Express brands through higher-margin product extensions and new product introductions.

•

Strong Market Positions.    The company’s Fresh Express brand holds the No. 1 market share position in U.S. value-added salads. For bananas, Chiquita holds the No. 1 market share in the EU and the No. 2 market share in North America. In 2007, Chiquita increased its leading estimated share of the banana volume sold by the top 25 retailers in the United States to 39% compared to 35% in 2006.

•

High Quality Products and Value-Added Services.    Chiquita believes it delivers value to its retail customers by providing high-quality products and value-added customer service and category management. Fresh Express is considered an industry leader in food safety as a result of its integrated and preventive food safety standards and other food safety practices.

•

Competitive Supply and Logistics Costs.    Chiquita believes that it is able to produce and/or source bananas, lettuce and other fresh produce and deliver them to customers at competitive costs. This competitive position has resulted, in part, from gains achieved in recent years in improving farm productivity, diversifying its supplier base, reducing waste, divesting nonproductive assets, centralizing purchasing, entering a long-term alliance in 2007 with expert global shipping operators and improving efficiency throughout the company’s global supply chain operations.

•

Geographic Diversity of Sourcing.    Chiquita maintains wide geographic diversity in its sourcing of bananas and other produce, which reduces the company’s risk from natural disasters, labor disruptions and other supply interruptions in any one particular location. Sourcing in both the northern and southern hemispheres permits the company to provide many produce varieties year-round.

•

High Level of Corporate Responsibility.    Chiquita manages its operations in accordance with its Core Values — Integrity, Respect, Opportunity and Responsibility — and its Code of Conduct. Chiquita sets high environmental, social and ethical standards while balancing stakeholder interests. For example, all Chiquita-owned banana farms in Latin America have been certified to the Rainforest Alliance standard, the Social Accountability 8000 social standard, and the GlobalGAP food safety standard. In addition, a majority of banana farms owned by the company’s suppliers in Latin America have been certified to the Rainforest Alliance and GlobalGAP food safety standards.

BUSINESS SEGMENTS

Chiquita operates and reports its results in three business segments: Bananas; Salads and Healthy Snacks; and Other Produce. The Banana segment includes the sourcing (purchase and production), transportation, marketing and distribution of bananas. The Salads and Healthy Snacks segment includes value-added salads, fresh vegetable and fruit ingredients used in foodservice, healthy snack operations, as well as processed fruit ingredient products. The Other Produce segment includes the sourcing, marketing and distribution of whole fresh fruits and vegetables other than bananas. Corporate expenses are presented separately to provide more transparency, rather than being allocated to the operating results of the reportable segments. Chiquita evaluates the performance of its business segments based on operating income.

No individual customer accounted for more than 10% of the company’s net sales during any of the last three years.

Banana Segment

Chiquita sources, distributes and markets bananas sold principally under the “Chiquita” brand name. Banana segment net sales were $2.0 billion in 2007, $1.9 billion in 2006 and $2.0 billion in 2005. Banana sales amounted to approximately 43% of Chiquita’s consolidated net sales in 2007 and 2006 and 50% in 2005. In 2007, 2006, and 2005 approximately 70% of banana sales were in Europe and other international markets, with the remainder in North America. Chiquita’s other international markets for bananas include the Middle East and the Far East, which are both primarily served through a joint venture that sources its bananas from the Philippines.

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

Markets, Customers and Distribution

Chiquita’s principal markets are North America and Europe. The company sells approximately one-fourth of all bananas imported into each of these markets. The joint venture through which Chiquita operates in the Far East market sold approximately 10%, 15% and 10% of bananas imported into Japan in 2007, 2006 and 2005, respectively. In Europe, the company’s core market is the member states of the European Union (except new entrants Romania and Bulgaria, which continue to be reported in “trading markets”), plus Switzerland, Norway and Iceland. The company also sells bananas in other countries in the region, including the remainder of Europe, Russia and the Mediterranean, usually referred to as “trading markets.” The volume of fruit sold into trading markets typically reflects excess banana supplies beyond core market demands, sold on a spot basis into these markets when the company believes it can effectively cover its costs. For information on the impact of recent changes in the EU banana import regime, see “Item 1A – Risk Factors.”

Chiquita’s customers are primarily retailers and wholesalers. To a significant extent in North America, and increasingly in Europe, the company’s retail customers are large chain stores. Continuing industry consolidation has increased the buying leverage of these major domestic and international grocery retailers. Both retailers and wholesalers are generally seeking annual or multi-year contracts with suppliers that can provide a wide range of fresh produce.

To achieve this goal, Chiquita has regional sales organizations to service major retail customers and wholesalers. In most cases, these organizations provide services for both bananas and other fresh produce. In addition, the sales organizations provide customer support, including assistance with transportation and logistics, ripening, and banana and produce category management. In both Europe and North America, the company sells “green” (unripened) bananas and “yellow” (ripened) bananas, which are ripened in its own facilities. Many customers have their own facilities to ripen “green” bananas purchased from Chiquita or other sources; in some cases, Chiquita provides technical advice or operates the customers’ ripening facilities. Chiquita also provides retail marketing support services for its customers. These ripening, advisory and support services help the company develop and strengthen long-term supply relationships with customers.

In North America, Chiquita enters into product and service contracts with large retail customers, most often for one year terms. Approximately 90% of the volume sold in North America is sold under these contracts. An advantage of these contracts is that they stabilize demand and pricing throughout the year and reduce the company’s exposure to volatile spot market prices and supply and demand imbalances. A disadvantage is that the company may not be able to pass on unexpected cost increases when they arise or may not be able to take advantage of short-term, market-driven price increases due to short supply or other factors.

In recent years, Chiquita has been exploring additional distribution channels for bananas. In the past, it was not economically feasible to distribute single bananas to quick service restaurants and convenience stores because of the high spoilage rates when bananas are not kept under controlled conditions and when they cannot be delivered frequently. In September 2004, Chiquita signed a Joint Technology Development and Supply Agreement with a subsidiary of Landec Corporation to obtain patented packaging technology which extends the shelf-life of bananas and allows profitable distribution through these channels. In 2006, Chiquita used this technology to introduce “Chiquita To Go” bananas into quick service restaurants and convenience stores in supply boxes containing 40 individual bananas. In 2007, the volume of “Chiquita To Go” bananas doubled from 2006.

Pricing

The selling price received for bananas depends on several factors, including their availability and quality in relation to competing produce items. Banana pricing is seasonal because bananas compete against other fresh fruit, a major portion of which comes to market in the summer and fall. As a result, banana prices and Chiquita’s Banana segment results are typically stronger during the first half of the year. Although Chiquita has increased the amount of bananas it sells under fixed-price contracts, these contracts often include differential pricing, with higher pricing in the first half of the year and lower pricing in the second half to correspond with the seasonal supply-and-demand dynamic. See “Markets, Customers and Distribution.” Due to the strength of the “Chiquita” brand and the company’s reputation for consistent product quality, leadership in consumer marketing and category management, and innovative ripening techniques, Chiquita generally obtains a premium price for its bananas sold in Europe.

Sourcing

Bananas grow in tropical climates where the temperature generally does not fall below 50 degrees Fahrenheit. A healthy banana plant can produce fruit for harvest approximately every seven months. After harvest, bananas are washed, and, in most cases, cut into clusters and packed into 40-pound boxes. The boxes of bananas are placed on pallets and loaded into containers for shipment.

During 2007, approximately one-fifth of all bananas sold by Chiquita were sourced from each of Costa Rica and Guatemala. Chiquita also sources bananas from numerous other countries, including Panama, Ecuador, Colombia, Honduras, the Philippines and the Ivory Coast. In 2007, approximately one-third of the bananas sourced by Chiquita were produced by subsidiaries and the remainder were purchased from independent growers under short and long-term fruit supply contracts in which Chiquita takes title to the fruit, either at packing stations or once loaded aboard ships. Although Chiquita maintains broad geographic diversification in purchased bananas, it relies to a significant extent on long-term relationships with certain large growers. In 2007, Chiquita’s five largest independent growers, which operate in Colombia, Ecuador, Costa Rica, Guatemala and Panama, provided approximately 66% of Chiquita’s total volume of purchased bananas from Latin America. In January 2008, the company entered into a new agreement with an affiliate of C.I. Banacol S.A., a Colombia-based producer and exporter of bananas and other fruit products, for the continuing purchase of bananas produced in Colombia. Chiquita will be purchasing approximately 14 million boxes per year of bananas through 2012, which will continue to account for more than 10% of the company’s purchased banana volume.

Purchasing bananas allows the company to reduce its financial and operating risks and avoid the substantial capital required to maintain and finance banana farms. Typically, banana purchase agreements have multi-year terms, in some cases as long as 10 years. However, the applicable prices under some of these agreements may be renegotiated annually or every other year and, if new purchase prices cannot be agreed upon, the contracts will terminate. The long-term purchase agreements typically include provisions relating to agricultural practices, packing and fruit handling, environmental practices, food safety, social responsibility standards, penalties payable by Chiquita if it does not take delivery of contracted fruit due to poor market conditions, penalties payable by the grower for shortages to contracted volumes and other provisions common to contracts for the international sale of goods. Normally, the prices paid to suppliers under the contracts are higher in the first half of the year, when market prices are usually higher. Under some fruit supply arrangements, Chiquita provides the growers with technical assistance related to production and packing of bananas for shipment.

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

Labor costs in the tropics for the company’s owned production of bananas represented 2% of the company’s total operating costs in 2007. These costs vary depending on the country of origin. To a lesser extent, paper costs are important since bananas are packed in cardboard boxes for shipment.

Logistics

Bananas distributed internationally are transported primarily by refrigerated, ocean-going vessels. Due to their highly perishable nature, bananas must be brought to market and sold generally within 30 to 40 days after harvest. This requires efficient logistics processes in loading, unloading, transporting and delivering fruit from the farm to the outbound port, from the source country to the market country, and from the inbound port to the customer. Chiquita ships its bananas in refrigerated cargo ships chartered by the company. These ships are highly specialized, in both size and technology, for international trade in bananas and other refrigerated products and are operated under contractual arrangements having terms of one to seven years.

In June 2007, the company sold its twelve refrigerated cargo ships and chartered them back from an alliance formed by two global shipping operators. Eleven of the ships are being chartered back for a period of seven years, with options for up to an additional five years, and one ship is being chartered back for a period of three years, with an option for up to an additional two years. In connection with this transaction, the company also chartered seven additional ships for two or three year terms. The remainder of the company’s shipping needs, which is less than 10% of the total, is chartered on a spot basis. See Note 3 to the Consolidated Financial Statements included in Exhibit 13 for further information on the transaction.

From time to time, the company has experienced interruptions in its shipping, for reasons such as mechanical breakdown or damage to a ship, strikes at ports and port damage due to weather. For example, in 2005, the company suffered severe damage to its port facilities in Gulfport, Mississippi as a result of Hurricane Katrina. Although the company believes it carries adequate insurance and attempts to transport products by alternative means in the event of an interruption, an extended interruption could have a significant adverse impact on the company.

Although Chiquita believes it has a cost-efficient transportation system, transportation costs are significant in Chiquita’s business. Total logistics costs increased to $400 million in 2007 from $350 million in 2006 and $305 million in 2005. The price of bunker fuel used in shipping operations is an important variable component of transportation costs. The ship sale transaction does not impact the company’s ongoing fuel exposure because the company will continue to pay for the bunker fuel used by these ships throughout their charter periods. Historically, bunker fuel prices have been volatile, and over the last few years there have been significant price increases. Chiquita hedges the majority of this risk with contracts permitting it to lock in fuel purchase prices for up to three years and thereby minimize the volatility that fuel prices could have on its operating results. However, these hedging strategies cannot fully protect against continually rising fuel prices; in addition, hedging can result in losses when market fuel prices decline. In order to reduce ocean transportation costs, Chiquita transports third-party cargo, primarily from North America and Europe, to Latin America.

Chiquita operates loading and unloading facilities that it owns or leases in Central and South America and various ports of destination in Europe and North America. Most of the ports used by the company serve relatively large geographic regions for production or distribution. If a port becomes unavailable, the company must access alternate port facilities and reconfigure its distribution, which can increase its costs. To transport bananas overland to ports in Central and South America and from the ports of destination to the customers, the company uses common carriers. Title to the bananas passes to the customer upon delivery, which is either at the port of destination or at the customer’s inland facilities. In certain locations in Latin America, the company operates port facilities for all cargo entering or leaving the port, not just for its own products.

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

Bananas are harvested while still green and are subsequently ripened. To control quality, bananas are normally ripened under controlled conditions. Chiquita has a proprietary Low-Temperature Ripening process, a state-of-the-art banana ripening technique that enables bananas to be ripened in shipping containers during transit. Then Chiquita operates pressurized ripening rooms in Europe and North America to continue to manage the ripening process. The company believes this service provides value to customers through improved fruit quality, longer shelf life, lower inventory levels and lower required investment.

Salads and Healthy Snacks Segment

The Salads and Healthy Snacks segment includes value-added salads sold under the Fresh Express and other labels, fresh vegetable and fruit ingredients used in foodservice, healthy snacks, and processed fruit ingredient products. Net sales of the Salads and Healthy Snacks segment were approximately $1.3 billion, $1.2 billion, and $590 million for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in 2006 was due to the full year impact of Chiquita owning the Fresh Express business compared to a half year in 2005. The Fresh Express acquisition has diversified the company’s business, accelerated revenue growth in value-added products and provided a more balanced mix of sales between Europe and North America, which makes the company less susceptible to risks unique to Europe, such as the market dynamics in the European Union (“EU”) under the banana import regime and foreign exchange risk.

Chiquita’s Fresh Express subsidiary is a leading purchaser, processor, packager and distributor of a variety of value-added salads and other healthy snacks in North America. The company distributes approximately 400 different Fresh Express branded products nationwide to food retailers as well as foodservice distributors and operators and quick-service restaurants. The company also distributes over 400 fresh produce foodservice offerings, primarily to third-party distributors for resale mainly to quick-service restaurants located throughout the United States. Fresh Express’ 47% and 45% retail market share during 2007 and 2006, respectively, is number one in the retail value-added salad category in the U.S. The company ships an average of 15 million fresh, ready-to-eat Fresh Express-branded salad bags to markets across the United States every week. Based upon consumption patterns, volume and profitability are somewhat higher during the second and third quarters of the year. As a result of the industry expertise acquired with Fresh Express, the company believes it is a leader in freshness-extending, controlled and modified atmosphere packaging systems for value-added salads. The company is also a supplier of healthy snacks, including the Chiquita Fruit Bites line.

In October 2007, the company acquired Verdelli Farms, a premier regional processor of value-added salads, vegetables and fruit snacks on the east coast of the United States. Verdelli Farms markets products in 10 states under the Harvest Select and Verdelli Farms brands. The acquisition is expected to benefit the Salads and Healthy Snacks segment by expanding its presence in the northeast United States, the region with the largest concentration of consumers, where the Fresh Express brand is currently under-represented. The increased presence in the Northeast is also expected to improve distribution and logistics efficiency and to add one to two days of freshness for regional products.

Competition

Fresh Express competes with a variety of other branded and private label packaged, ready-to-eat salads in the retail market. Retail competitors include Dole Food Company, Ready Pac Produce, and Earthbound Farms. In addition, there are many other processed food and other food and produce sellers who could enter the value-added salads category and other healthy snack markets. Chiquita believes its Fresh Express brand distinguishes itself in the area of food safety in the salad industry – see “Health, Environmental and Social Responsibility” below. Approximately 30% of the Salads and Healthy Snacks segment net sales are to foodservice customers. Foodservice customers, including chain and quick service restaurants, are characterized by a high volume of sales, but with profit margins that are lower than for retail customers. Competitors in the foodservice area are predominately national, regional and local processors. There is intense competition from national and large regional processors when selling produce to foodservice customers, which may require the company to market its services to a particular customer over a long period of time before it is even invited to bid.

Markets, Customers and Distribution

The company supplies its Salads and Healthy Snacks retail products under the Fresh Express and Chiquita brands to several of the nation’s top retailers and to a diverse base of customers throughout the United States. Most of these retail accounts are currently under multi-year contracts.

Chiquita’s value-added produce products generally serve two customer types, grocery retailers and foodservice customers. The retail channels for the value-added salad business are supported by a dedicated sales and marketing organization that includes regional business managers who are responsible for sales to retail grocery accounts within their geographic regions and sales managers who work with a network of brokers across the country to sell products, gain business with new retail accounts and introduce new products to existing retail accounts. Chiquita also provides fresh-cut products, such as lettuce, tomatoes, spinach, cabbage, broccoli, cauliflower, onions and peppers, to foodservice distributors who resell these products to foodservice operators. Customer sales representatives and account managers service these foodservice customers.

Grocery Retailers. The following table presents information about the Fresh Express retail product lines that represent 10% or more of retail sales:

Name	Description
Blends	Romaine and other fancier lettuce-based salads reflecting, in some instances, international themes

Tender Leaf Blends	Spring mix and baby spinach blends

Complete Salads	Salads that contain toppings and dressings

Garden	Shredded or chopped iceberg lettuce with portions of shredded red cabbage and shredded carrots

Garden Plus	Iceberg and romaine combinations with additions such as carrots, cabbage or green leaf lettuce

Foodservice. Chiquita also provides value-added produce items under the Fresh Express label to foodservice distributors nationwide for resale primarily to quick service restaurants. Foodservice customers mainly purchase shredded lettuce; however, the company has introduced new, higher-margin products into this market, such as premium tender leaf salads. The company markets to foodservice customers by focusing on large, strategic accounts that provide reliable business at reasonable margins, under contracts that typically allow for the pass-through of raw product and other cost increases on a weekly basis.

Sourcing

The company sources all of its raw products for the Salads and Healthy Snacks segment from third-party growers, primarily located in California, Arizona and Mexico. Often, the company enters into contracts with these farmers to help mitigate supply risk and manage exposure to cost fluctuations. The company works with the growers and harvesters to develop safe, innovative, quality-enhancing and cost-effective production and harvesting techniques.

Logistics

Once harvested, the produce is typically cooled and shipped by environment-controlled trucks to the company’s facilities where it is inspected, processed, packaged and boxed for shipment. The company has seven processing/distribution plants and two distribution centers located in California, Georgia, Illinois, Pennsylvania and Texas; however, as part of its 2007 restructuring, the company will be closing one distribution center and one production plant to optimize network efficiency. Orders for value-added salads and other fresh-cut produce are quickly shipped from the time of processing, primarily to customer distribution centers or third-party distributors for further redistribution. Deliveries are made in temperature-controlled trucks that are contracted for hire. This distribution network allows for nationwide daily delivery capability and provides consistently fresh products to customers. Furthermore, Chiquita believes more frequent deliveries allow retailers to better manage their inventory and reduce product spoilage, which helps boost the retailers’ margins.

Healthy Snacks

The healthy snacks business involves purchasing, processing, packaging and distributing a variety of fresh-cut apples, grapes, carrots and snow peas in a variety of convenient, Chiquita-branded packaging. The company’s healthy snacks are marketed under the “Chiquita” brand and primarily include the “Chiquita Fruit Bites” sliced apple and other fruit snacks, which are sold throughout most of the U.S. The company sources fruit from North and South America, depending on the season, and cuts and packages the fruit in sealed packages. It makes frequent deliveries to customers, which include retailers, such as large grocery chains, and distributors, as well as foodservice customers, mainly quick service restaurants. Its primary competitors are regional producers of branded and private label fresh-cut fruit selections.

The company has healthy snack fruit processing facilities in: Chicago, Illinois; Atlanta, Georgia; and Salinas, California. In a growing and rapidly evolving category, the company is continuing to focus on technology, pricing, product mix, marketing and packaging. In October 2007, as part of the restructuring plan, the company announced it was exiting the cut fruit bowl business.

Other Produce Segment

Chiquita distributes and markets an extensive line of fresh fruit and vegetables other than bananas in Europe, North America and the Far East. The major items sold are grapes, pineapples, melons,

stonefruit, apples, kiwi and tomatoes. Net sales of the Other Produce segment were approximately $1.4 billion in 2007, 2006 and 2005.

Most Other Produce sales are in Germany and Austria, where the company operates 17 distribution centers through its Atlanta AG subsidiary (“Atlanta”). Despite a successful three-year cost-saving turnaround plan for Atlanta, various macro-level market influences during the past two years, including changes in the EU banana import regime, stiff price competition, the loss of certain sourcing relationships for non-banana fresh produce and consolidation in the retail sector, have combined to reduce Atlanta’s profitability. While Atlanta has significant strengths, the company has determined that its commodity distribution business is not a strong fit with Chiquita’s long term strategy. As previously announced, the company is exploring strategic alternatives for Atlanta, including a possible sale. The company has not yet concluded on the best strategic alternative for Atlanta, which also owns ripening facilities that currently support a significant portion of Chiquita’s European banana sales.

Competition

Chiquita’s primary competitors in the Other Produce segment are other wholesalers and distributors of fresh produce, which may be local or national. As the company’s customer base continues to consolidate, more retail customers are seeking fewer distributors who can supply larger geographic areas, offer a broad variety of produce items year-round and provide more logistical and other support services.

Markets, Customers and Distribution

Most Other Produce sales are in Germany and Austria, through Atlanta, which primarily distributes items carrying third-party brands. At these locations, daily shipments of a variety of fresh produce are delivered from a variety of producers and importers; the company then recombines these items to fill customer orders, in some cases repackaging produce into consumer packaging. The company provides other value-added services, including product sourcing, ripening and logistics. Compared to North America, in Europe the company provides a particularly wide selection of Other Produce products.

Aside from the Atlanta business, the Other Produce operations in North America and Europe primarily market Chiquita branded produce items. These operations strive to market premium-quality items with a consumer focus. In North America, Chiquita continues to focus on customer service and category management. The European operations are conducted throughout Western and Southern Europe. As European retailers expand into Eastern Europe, there will be a greater opportunity for Chiquita to expand its Other Produce operations there as well. Substantially all of the Far East operations are currently conducted through a joint venture. The company is investigating opportunities to leverage the brand in Asia and the Middle East in pursuit of profitable growth. Also included in the Other Produce segment is “Just Fruit in a Bottle,” a 100 percent fruit smoothie. In 2006, the company successfully introduced “Just Fruit in a Bottle” in Belgium and in 2007 it became the leading fruit smoothie in that country. Due to its success, the company expanded the distribution of “Just Fruit in a Bottle” to Germany and the Netherlands in 2007 and intends to expand into other European countries.

A significant number of the company’s retail customers are large organizations with multiple stores. Continuing industry consolidation has increased the buying leverage of major domestic and international grocery retailers. In certain key European countries, discounters are gaining an increasing share of the market, resulting in continuing pricing pressure.

Sourcing

Sourcing commitments with growers for non-banana fresh produce are generally for one year or less. However, the company sources with many of the same growers year after year and, in some cases, provides to certain growers of non-banana produce pre-shipment advances which are repaid when the produce is harvested and sold. The company purchases more than 130 different types of fresh produce from growers and importers around the world. Chiquita sources certain seasonal produce items in both the northern and southern hemispheres in order to increase availability of a wider variety of fresh produce throughout the year. The company tries to procure fresh produce directly from growers wherever possible. This is more difficult with certain produce items in Europe, in which case the company purchases from other distributors; in addition, the company makes spot market purchases in local markets to meet customer demand. Other sources are exporters from the country of origin and importers or wholesalers in the country of sale. The company is not heavily dependent on any single grower for Other Produce products.

The majority of Other Produce items are sourced from growers in Central America, Mexico, and South America. Chiquita also sources a significant amount of Other Produce items from Chile for marketing in North America, Europe, Asia and Latin America. The primary products sourced from Chile are grapes, stonefruit, apples, pears, kiwis and avocados. Fruit harvested in Chile, in the southern hemisphere, can be shipped to the northern hemisphere during the winter off-season for fruit. During 2007, Chiquita exited substantially all owned and leased farm operations in Chile. Chiquita still sources these Other Produce items from Chile, largely from the same farms with new owners. (See Note 3 to the Consolidated Financial Statements for further discussion regarding the sale of the Chilean operations.)

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

*******

For further information on factors affecting Chiquita’s results of operations, including results by business segment, liquidity and financial condition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 15 to the Consolidated Financial Statements, both included in Exhibit 13, and “Item 1A—Risk Factors.”

INTELLECTUAL PROPERTY

The Chiquita brand is recognized in North America and many parts of Europe and Asia. The Chiquita® trademark is owned by the company’s main operating subsidiary, Chiquita Brands, L.L.C. and is registered in approximately 100 countries. The company generally obtains a premium price for its Chiquita branded bananas sold in Europe. The company also owns hundreds of other trademarks, registered throughout the world, used on its second-quality bananas and on a wide variety of other fresh and prepared food products.

The Fresh Express® trademark is registered in the U.S., Canada and several countries in Europe and the Far East. Fresh Express also owns registrations for a variety of other marks used in its value-added salads business.

To a limited extent, the company licenses its trademarks to other companies for use in prepared processed food products, for example, baby food, fruit juices and drinks, and baked goods containing processed bananas. One of Chiquita’s business strategies is to leverage the Chiquita brand into new profitable businesses.

Fresh Express and its affiliates have patents covering a number of proprietary technologies, including atmospheres used in packaging salads to preserve freshness and methods of harvesting and maintaining produce products. These patents expire at various times from 2008 through 2023, including renewals. No material or significant patents expire before 2010; in the food preparation field, new technology may be developed before existing patents and proprietary rights expire. Fresh Express also relies heavily on certain proprietary machinery and processes that are used to prepare some of its products.

HEALTH, ENVIRONMENTAL AND SOCIAL RESPONSIBILITY

Chiquita’s worldwide operations and products are subject to inspections by environmental, food safety, health and customs authorities and to numerous governmental regulations, including those relating to the use and disposal of agrichemicals, the documentation of food shipments and the traceability of food products. The company believes it is substantially in compliance with applicable regulations.

Beginning in the early 1990s, the company invested significant capital to improve its production and logistics efficiency and environmental performance related to banana production. Chiquita has undertaken a significant effort to achieve certification under the standards of the Rainforest Alliance, an independent non-governmental organization. This independent certification program for banana producers is aimed at improving and managing environmental impacts and improving conditions for workers. All of Chiquita’s owned banana farms in Latin America have remained certified under this program since 2000. Chiquita also works with its third-party suppliers to achieve compliance with these standards and, approximately four-fifths of the banana farms owned by the company’s third-party suppliers in Latin America have achieved this certification. Certification requires that farms meet pre-defined performance criteria as judged by annual audits conducted by the Sustainable Agriculture Network, a coalition of third-party environmental groups coordinated by the Rainforest Alliance.

Similarly, since 2004, all of the company-owned banana farms in Latin America have achieved certification to the Social Accountability 8000 labor standard, which is based on the core International Labor Organization conventions. Chiquita was the first major agricultural operator to earn this certification in each of these Latin American countries (Costa Rica, Panama, Honduras and Guatemala). Over one-fourth of the company’s independent banana suppliers have achieved this certification.

In addition, as of December 2007, all of the company-owned banana farms have achieved certification to GlobalGAP, an international food safety standard. Approximately two-thirds of the company’s third-party banana suppliers have also been certified to GlobalGAP.

The company believes that Fresh Express also maintains extremely high standards in the area of food safety. Its safety specifications apply to both growers from which it purchases lettuce and other salad greens and its own processing operations. The Fresh Express standards are more stringent than existing industry food safety standards, which have been strengthened in recent years.

The Fresh Express food safety practices include (i) monitoring the proximity of fields where purchased lettuce and leafy greens are grown to livestock feedlots and pastures, (ii) practices that limit exposure of growing crops to contamination from water, soil, or the environment and (iii) enforcing prompt cooling after harvest and shipping at carefully controlled temperatures known to minimize microbiological growth.

EMPLOYEES

As of December 31, 2007, the company had approximately 24,000 employees, approximately 18,000 of whom work in Latin America. Approximately 12,000 of the employees working in Latin America are covered by labor contracts. Many of the Latin American labor contracts, covering approximately 10,000 employees are currently being negotiated and/or expire in 2008. Approximately 1,800 of the company’s Fresh Express employees in the U.S. are covered by labor contracts and half of the Fresh Express labor contracts, covering approximately 500 employees, are currently being negotiated and/or expire in 2008.

INTERNATIONAL OPERATIONS

The company has international operations in countries throughout the world, including in Central America, Europe, China, the Philippines and parts of Africa. These activities are subject to risks inherent in operating in those countries, including government regulation, currency restrictions and other restraints, burdensome taxes, risks of expropriation, threats to employees, political instability, terrorist activities, including extortion, and risks of U.S. and foreign governmental action in relation to the company. Chiquita’s operations in some Central American countries are dependent upon leases and other agreements with the governments of these countries. Chiquita leases the land for its Bocas division, on the Caribbean coast of Panama, from the Republic of Panama. The initial 20-year lease term expires at the end of 2017 and has two consecutive 12-year extension periods. The lease can be cancelled by Chiquita at any time on three years’ prior notice; the Republic of Panama has the right not to renew the lease at the end of the initial term or any extension period, provided that it gives four years’ prior notice.

In some parts of Europe, in accordance with local practice, Chiquita obtains credit insurance against the risk of receivable losses from customer financial problems. Particularly in the area of fresh produce, when it is impractical to seek recovery of the goods that were sold, credit insurance is considered a valuable tool. By contrast, in the United States, the Perishable Agricultural Commodities Act affords producers or sellers of fresh agricultural produce, such as the company, special rights in seeking to collect payment from customers, including those that are insolvent or bankrupt.

Chiquita’s operations involve transactions in a variety of currencies. Sale transactions denominated in foreign currencies primarily involve the euro, and costs denominated in foreign currencies primarily involve several Latin American currencies and the euro. Accordingly, Chiquita’s operating results may be significantly affected by fluctuations in currency exchange rates. This is particularly true for the company’s Banana segment operations in Europe. In the Other Produce segment, many of the non-U.S. dollar sales are of produce items which are purchased in the same currencies. Currency fluctuations affect Chiquita’s operations because its financial results are reported in U.S. dollars and the U.S. dollar equivalent of Chiquita’s non-U.S. dollar revenues and costs depend on applicable exchange rates at the time the revenues are recognized or the costs are incurred. This is especially true with respect to the euro-

U.S. dollar exchange rate. Chiquita’s policy is to exchange local currencies for dollars promptly upon receipt, thus reducing exchange risk. Chiquita also engages in various hedging activities to mitigate the effect of foreign exchange volatility on its financial results.

The company also enters into hedge contracts for the bunker fuel for its shipping operations, which permits it to lock in fuel purchase prices for up to three years and thereby minimize the volatility that changes in fuel prices could have on the company’s operating results. Approximately 65% of the company’s expected core fuel needs in ocean shipping through January 2010 are hedged with bunker fuel swaps.

For information with respect to currency exchange, see Notes 1 and 10 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Exhibit 13.

For more information on certain risks of international operations, see “Item 1A - Risk Factors.”

ADDITIONAL INFORMATION

Through its website www.chiquita.com, Chiquita makes available, free of charge, its reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with the SEC. To access these documents on the website, click on “Investors” and “SEC Filings.” The company’s corporate governance policies, board committee charters and Code of Conduct are also available on the website, free of charge, by clicking on “Investors” and “Governance.” A copy of any of these documents will be provided to any shareholder upon request to the Corporate Secretary, Chiquita Brands International, Inc., 250 East Fifth St., Cincinnati, Ohio, 45202 or by calling (513) 784-8100. The documents available on Chiquita’s website are not incorporated by reference into this report.

ITEM 1A - RISK FACTORS

In evaluating and understanding us and our business, you should carefully consider (1) all of the information set forth in this 10-K report, including the consolidated financial statements and notes thereto and management’s discussion and analysis included in Exhibit 13, (2) information in our other filings with the SEC, including any future reports on Forms 10-Q and 8-K and (3) the risks described below. These are not the only risks we face. Additional risks not presently known or which we currently deem immaterial may also impact our business operations, and even the risks identified below may adversely affect our business in ways we do not currently anticipate. Our business, financial condition or results of operations could be materially adversely affected by any of these risks.

Increases in commodity or raw product costs, such as fuel, paper, plastics and resins, could adversely affect our operating results.

A significant portion of the fresh produce that we market is purchased from independent producers and importers around the globe under arrangements ranging from formal long-term purchase contracts to informal market trading with unrelated suppliers. In 2007, approximately two-thirds of the bananas and all of the lettuce and other produce sourced by us were purchased from independent growers. Many factors may affect the cost and supply of fresh produce, including external conditions, commodity market fluctuations, currency fluctuations, changes in governmental regulations, agricultural programs, severe and prolonged weather conditions and natural disasters. Increased costs for purchased fruit and vegetables have negatively impacted our operating results in the past, and there can be no assurance that they will not adversely affect our operating results in the future.

The price of bunker fuel used in shipping operations, including fuel used in chartered ships, is an important variable component of transportation costs. Our fuel costs have increased substantially since 2003, and there can be no assurance that there will not be further increases in the future. In addition, fuel and transportation cost is a significant component of much of the produce that we purchase from growers or distributors, and there can be no assurance that we will be able to pass on to our customers the increased costs incurred in these respects.

The cost of paper is also significant because bananas and some other produce items are packed in cardboard boxes for shipment. If the price of paper increases, or the price of the fresh produce that we purchase increases due to paper cost increases, and we are not able to effectively pass these price increases along to our customers, then our operating income would decrease.

We expect significant year-on-year increases in industry and other costs in 2008.

Increased tariff costs and competition in the European banana market resulting from changes in the EU banana import regime implemented in 2006 has adversely affected our European business and our operating results, and will continue to do so.

In January 2006, the European Commission (“EC”), the governing body of the EU, implemented a new regime relating to the importation of bananas into the EU. It eliminated the quota and licensing arrangement that previously applied to the import of Latin American bananas and imposed a significantly higher tariff (€176/metric ton compared to €75/metric ton under the prior regime) on Latin American bananas. At the same time, it maintained a tariff preference for bananas from African, Caribbean and Pacific (“ACP”) sources (which in many cases are former EU colonies), by exempting the first 775,000 metric tons of ACP bananas from any tariffs. As of January 1, 2008, that tariff exemption applies to all ACP bananas.

For us, the tariff increase alone resulted in approximately $115 million of higher tariff costs in 2006 and 2007 compared to 2005, partially offset by approximately $40 million in savings resulting from the elimination of the need to purchase banana import licenses. Without quotas, increased volumes of bananas have been sold into the EU causing banana prices to decrease. Largely due to the banana tariff regime change on January 1, 2006, average banana prices in the company’s core European markets, which primarily consist of the member countries of the EU, decreased 11% or $110 million in 2006 compared to 2005; however, in 2007, local prices increased by 2% or $18 million compared to 2006.

To date, neither we nor the industry has been able to fully pass on tariff cost increases to customers or consumers. Although Europe is our most profitable market for bananas, and we continue to obtain a price premium relative to our competition on the Chiquita-branded bananas sold in the EU, there can be no assurance that we will be able to maintain our current level of premium. This market is subject to significant fluctuation in volume and pricing as a result of variations in supply and demand, competitive market dynamics, the weekly nature of pricing that is characteristic of sales to most retailers and wholesalers in this market, and other factors.

Several countries have taken steps to challenge this tariff regime as noncompliant with the EU’s World Trade Organization (“WTO”) obligations not to discriminate against, or raise restrictions on, bananas from Latin America. Between February and June 2007, four separate legal proceedings were filed in the WTO. Ecuador, Colombia, Panama, the United States, Nicaragua, Brazil, and others are now parties to, or formally supporting, one or more of the proceedings. In December 2007, the WTO upheld the complaint from Ecuador and ruled that the EU’s banana importing practices violates international trade rules. However, the decision is subject to appeal. Unless the cases are settled before the final rulings are issued, final decisions are expected no earlier than the summer of 2008. There can be no assurance that any of these challenges will result in changes to the EU regime, or that any resulting changes will favorably impact our results.

The overall negative impact of the new tariff regime on us has been and is expected to remain substantial, despite our intent to maintain our price premium in the European market.

We may not fully realize the anticipated benefits from our restructuring program.

In October 2007, we began implementing a restructuring program designed to improve profitability by consolidating operations and simplifying our overhead structure to improve efficiency, stimulate innovation and enhance focus on customers and consumers. The restructuring program eliminated approximately 170 management positions worldwide (approximately 22% among manager, director and vice president levels, including 31% at the vice president level) and more than 700 other full-time positions, most of which were in two processing and distribution facilities to be closed during the first quarter of 2008. This program, which resulted in a charge of $26 million in the fourth quarter of 2007, including approximately $14 million of severance costs and approximately $12 million of asset write downs, is expected to generate savings in the range of $60-80 million annually beginning in 2008. Although the program is on track to generate these savings, there can be no assurance that the implementation of the restructuring plan will generate all of the anticipated cost savings and other benefits.

In connection with implementing the restructuring, we have made significant changes to our management structure and many employees have assumed new or expanded roles. In addition, certain employees have voluntarily left the company. In light of the restructuring or in connection with any future business changes, key employees may need to gain experience in their new roles, may be distracted in carrying out their usual roles, and may decide to leave. There can be no assurance that the changes in management structure, both those resulting from the restructuring and those which were unanticipated, will yield a more effective or competitively advantageous operation.

Adverse weather conditions, natural disasters, crop disease, pests and other natural conditions can impose significant costs and losses on our business.

The production of fresh produce is vulnerable to adverse weather conditions, which commonly occur but are difficult to predict. Our results of operations have been significantly impacted by a variety of weather-related events in the past. Lettuce, bananas and other produce can be affected by drought, temperature extremes, hurricanes, windstorms and floods; floods in particular may affect bananas, which are typically grown in tropical lowland areas. Fresh produce is also vulnerable to crop disease and to pests, which may vary in severity and effect, depending on the stage of agricultural production at the time of infection or infestation, the type of treatment applied and climatic conditions. In the past, crop diseases have caused certain produce industries to replant entire areas and to change plant varieties, all at considerable costs in both capital investment and temporary lack of available supply.

Unfavorable growing conditions caused by these factors can reduce both crop size and crop quality. In extreme cases, entire harvests may be lost. These factors may result in lower sales volume and, in the case of farms we own or manage, increased costs due to expenditures for additional agricultural techniques or agrichemicals, the repair of infrastructure, and replanting to replace damaged or destroyed crops. If banana plantings are destroyed, approximately nine months are required from replanting to first harvest. In the event lettuce crops are damaged, the next harvest on the same acreage would be delayed at least 90 days. Incremental costs may also be incurred if we need to find alternate short-term supplies of bananas, lettuce or other produce from other growers; such alternative supplies may not be available, or may not be available in sufficient quantities or on favorable economic terms and we may be required to bear additional transportation costs to meet our obligations to customers.

Competitors may be affected differently by these factors. For example, hurricanes and tropical storms may impact industry participants differently based on the location of their production. If adverse conditions are widespread in the industry, they may restrict supplies and lead to an increase in spot market prices for the produce. This increase in spot market prices, however, may not impact customers that have fixed contract prices. Our geographic diversity in banana production and sourcing locations increases the risk that we could be exposed to weather or crop-related events that may impact our operations at any given time, but lessens the risk that any single event would have a material adverse effect on our operations. Although we maintain insurance to cover certain weather-related losses and we attempt to pass on some of the incremental costs to customers through contract price increases or temporary price surcharges, there is no assurance that we will be able to do so in the future.

We operate in a highly competitive environment in which the pricing of our products is substantially dependent on market forces, and we may not be able to pass on all of the increased costs to our customers.

We primarily sell to retailers and wholesalers. In North America, these customers generally seek annual or multi-year contracts with suppliers that can provide a wide range of fresh produce. Continuing industry consolidation and other factors have increased the buying leverage of the major grocery retailers, both in the United States and in Europe. Average prices paid by our retail customers for bananas in North America declined by approximately 1.5% per year in the decade ending 2004, when we began to achieve higher year-on-year prices, through negotiated contract price increases and/or surcharges to cover higher fuel and other industry costs. Although we have been able to achieve higher pricing in our fixed price contracts (which are primarily in North America) in recent years, industry costs have continued to rise substantially, and we have not consistently been able, and may be unable in the future, to pass on cost increases to our customers. Bidding for contracts or arrangements with retailers, particularly large chain stores and other large customers, is highly competitive. Due to this competitive pressure, our responses to requests for proposals may not be sufficient to retain existing business or to obtain new business. Our competitors may elect to bid for contracts at prices that cover their direct, variable cost of goods sold but that do not fully offset the entirety of their fixed costs, in order to avoid larger losses that may result from inefficient use of infrastructure assets or the inability to sell produce.

Most of our fixed priced contracts are in the United States. Fixed price contracts can be disadvantageous because we may not be able to pass on unexpected cost increases when they arise and we may not be able to take advantage of short-term, market-driven price increases that may occur due to short supply or other factors. Where we do not have fixed price contracts, the selling price received for each type of produce depends on several factors, including the availability and quality of the produce item in the market and the availability and quality of competing types of produce. In Europe, bananas are sold on the basis of weekly price quotes which fluctuate significantly due to supply conditions, seasonal trends, competitive dynamics and other factors. Excess industry supply of any produce item is unpredictable and may result in increased price competition. Produce items which are ready to be, or have been, harvested must typically be brought to market promptly in order to maximize recovery.

In the Salads and Healthy Snacks segment, approximately 30% of revenues in 2007 and 2006, respectively, were derived from quick-service restaurants and other foodservice customers, which are characterized by a high volume of sales and profit margins that are lower than for retail customers. The value-added salad industry also may be sensitive to national and regional economic conditions, and the demand for our products has been adversely affected from time to time by economic downturns.

From time to time, our large retail customers may impose upon their suppliers, including us, new or revised requirements which could increase our costs.

These business demands may relate to food safety, inventory practices, logistics or other aspects of the customer-supplier relationship. However, if we fail to meet customer demands, we could lose customers, which could also have a material adverse effect on our results of operations.

Our high level of indebtedness and the financial covenants in our debt agreements could adversely affect our ability to execute our growth strategy or to react to changes in our business, and we may be limited in our ability to use debt to fund future capital needs.

As of December 31, 2007, our indebtedness was approximately $814 million (including approximately $339 million of subsidiary debt) and as of the date of this filing, our indebtedness was approximately $865 million (including approximately $190 million of subsidiary debt). Our high level of indebtedness limits our ability to borrow additional funds and requires us to dedicate a substantial portion of our cash flow from operations to service debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate expenditures. This, in turn:

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

Moreover, most of our indebtedness is issued under debt agreements that require continuing compliance with financial maintenance and other covenants. Our ability to comply with these provisions may be affected by general economic conditions, political decisions, industry conditions and other events beyond our control. In June and November 2006, we obtained covenant relief from our lenders. The amendments provided further flexibility under the financial covenants, but increased the cost of our borrowings. In March 2007, we obtained further prospective covenant relief with respect to the $25 million fine contained in the plea agreement with the U.S. Department of Justice and other related costs.

We are currently in compliance with the amended covenants under the CBL facility and we expect to remain in compliance with the existing CBL credit facility. As described in Note 11 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Exhibit 13, we have entered into a firm commitment letter dated February 4, 2008 with Rabobank to refinance the existing senior secured revolving credit facility and the remaining portion of the Term Loan C with a new secured credit facility that contains more flexible financial maintenance covenants. In the event that (i) we are unable to complete the refinancing (or a comparable refinancing) and our business performance deteriorates compared to current expectations, or (ii) even if we complete the refinancing, our financial performance deteriorates significantly below current expectations, we could default under the applicable financial covenants.

If there were an event of default under one of our debt instruments and we were unable to obtain a waiver or amendment, or if we had a change of control, the holders of the affected debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. Our assets or cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default, and there is no guarantee that we would be able to repay, refinance or restructure the payments on those debt securities.

Future acquisitions, strategic alliances and investments and other innovations may be costly and not achieve their intended goals, and they could distract our management, increase our expenses and adversely affect our business.

Our ability to execute successfully through innovation, new products, acquisitions and geographic expansion will determine the extent to which we are able to grow existing sales and volume profitably. If we are unsuccessful in these efforts, it may adversely affect our financial condition, results of operations and ability to grow our business or otherwise achieve our financial or strategic objectives. The following risks, in particular, may be applicable:

Risks relating to acquisitions and investments

•	Suitable acquisitions or investments may not be found or completed on terms that are satisfactory to us;

•	We may be unable to successfully integrate an acquired company’s personnel, assets, management systems and technology; and

•

The benefits expected to be derived from an acquisition may not materialize and could be affected by numerous factors, such as regulatory developments, industry events, general economic conditions, increased competition and the loss of existing key personnel or customers.

Risks relating to innovation

In the area of innovation, we must be able to develop new products and enhance existing products that appeal to consumers and customers. This depends, in part, on the technological and creative skills of our personnel and on our ability to protect our intellectual property rights in both proprietary technology and our brands. We may not be successful in the development, introduction, marketing and sourcing of any new products, and we may not be able to develop and introduce in a timely manner innovations to our existing products that satisfy customer needs, achieve market acceptance or generate satisfactory financial returns.

Risks relating to joint ventures and strategic alliances

We currently operate parts of our business, and most notably our banana production and sales operations for markets in Japan and parts of the Middle East, through joint ventures with other companies, and we may enter into additional joint ventures and strategic alliances in the future. Joint venture investments may involve risks not otherwise present for investments made solely by us. For example, we may not control the joint ventures; joint venture partners may not agree to distributions that we believe are appropriate; joint venture partners may not observe their commitments; joint venture partners may have different interests than us and may take actions contrary to our interests; and it may be difficult for us to exit a joint venture if an impasse arises or if we desire to sell our interest.

Our international operations subject us to numerous risks, including U.S. and foreign governmental investigations and claims.

We have international operations in countries throughout the world, including in Central America, Europe, China, the Philippines and parts of Africa. These activities are subject to risks inherent in operating in those countries, including government regulation, currency restrictions and other restraints, burdensome taxes, risks of expropriation, threats to employees, political instability, terrorist activities, including extortion, and risks of U.S. and foreign governmental action in relation to us. Under certain circumstances, we (i) might need to curtail, cease or alter our activities in a particular region or country, (ii) might not be able to establish or expand operations in certain countries, and (iii) might be subject to fines or other penalties. Our ability to deal with these issues may be affected by applicable U.S. or other applicable law. See “Item 3 – Legal Proceedings” for a description of, among other things, (i) a $25 million financial sanction contained in a plea agreement between us and the U.S. Department of Justice relating to payments made by our former banana-producing subsidiary in Colombia to a paramilitary group in that country which had been designated under U.S. law as a foreign terrorist organization, (ii) additional litigation and investigations relating to the Columbian payments, (iii) an investigation by EU competition authorities relating to prior information sharing in Europe and (iv) customs proceedings in Italy.

Regardless of the outcomes, we will incur legal and other fees to defend ourselves in all of these proceedings, which in aggregate may have a significant impact on our consolidated financial statements.

We have a substantial amount of goodwill and other intangible assets on our balance sheet; a substantial impairment of our goodwill or other intangible assets may adversely affect our operating results.

As of December 31, 2007, we had approximately $1.1 billion of intangible assets such as goodwill and trademarks on our balance sheet, the value of which depend on a variety of factors, including the success of our business and earnings growth. This represents over 40% of the total assets on our Consolidated Balance Sheet. Of that, $549 million, or 20% of total assets at December 31, 2007, was goodwill, which represents the excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. Almost all of our goodwill is associated with the Fresh Express acquisition. Accounting standards require us to review goodwill at least annually for impairment. There can be no assurance that future reviews of our goodwill will not result in impairment charges. Although it would not affect cash flow, an impairment charge would have the effect of decreasing our earnings and shareholders’ equity.

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

We could be adversely affected by actions of regulators or if consumers lose confidence in the safety and quality of certain food products or ingredients, even if our practices and procedures are not implicated. As a result, we may also elect or be required to incur additional costs aimed at increasing consumer confidence in the safety of our products. For example, industry concerns regarding the safety of fresh spinach in the United States adversely impacted our Salads and Healthy Snack operations starting in the third quarter of 2006 and throughout 2007, even though our products were not implicated in these issues.

We are subject to the risk of product liability claims; claims or other events or rumors relating to the “Chiquita” or “Fresh Express” brands could significantly impact our business.

The sale of food products for human consumption involves the risk of injury to consumers. While we believe we have implemented practices and procedures in our operations to promote high-quality and safe food products, we cannot be sure that consumption of our products will not cause a health-related illness or injury in the future or that we will not be subject to claims or lawsuits relating to such matters. In addition to bananas and value-added salads, our healthy snacking and bottled juice products and our fresh juice bars subject us to risks relating to food safety and product liability.

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

Reliance on third-party shipping providers, future increases in charter rates, and an extended interruption in our ability to ship our products could materially affect our operating results.

We ship our bananas and some of our other fresh produce in ships chartered through an alliance formed by Eastwind Maritime Inc. and NYKCool AB, as well as other third parties. We may not continue to achieve the level of service we are seeking through the alliance, which was formed in 2007 when we sold our shipping fleet. There can be no assurance that the alliance will partner creatively with us in the future as our business and logistics needs evolve. Although most of our shipping needs are provided under long-term charters with negotiated fixed rates, ship charter rates have been increasing in recent years and may increase further in the future. When we ship on a short-term basis we must pay market charter rates for those ships.

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

Labor issues can increase our costs or disrupt our operations; pressure to increase union representation could adversely affect our operations and changes in immigration laws could impact the availability of produce purchased from third-party suppliers.

Most of our employees working in Central America are covered by labor contracts. Many of these labor contracts, covering approximately 10,000 employees, are currently being negotiated and/or expire in 2008. Three of the Latin American labor contracts that are currently being negotiated have expired but under applicable local laws, employees are required to continue working under the terms of the expired contract. Approximately half of our Fresh Express employees, all of whom work in the United States, are covered by labor contracts, and three of the Fresh Express labor contracts, covering approximately one-fourth of the unionized Fresh Express employees, are currently being negotiated and/or expire in 2008. There can be no assurance that we will be able to successfully renegotiate these contracts on commercially reasonable terms.

We are exposed to the risks of strikes or other labor-related actions in both our owned operations and those of independent growers or service providers supplying us. Such strikes or other labor-related actions sometimes occur upon expiration of labor contracts or during the term of the contracts for other reasons. Labor stoppages and strikes have in the past and may in the future result in increased costs and, in the case of agricultural workers, decreased crop quality. When prolonged strikes or other labor actions occur in agricultural production, growing crops may be significantly damaged or rendered un-harvestable as a result of the disruption of irrigation, disease and pest control and other agricultural practices. In addition, our non-union workforce, particularly at Fresh Express in the United States, has been subject to union organization efforts from time to time, and we could be subject to future unionization efforts. While we respect freedom of association, increased unionization of our workforce could increase our operating costs or constrain our operating flexibility.

Our Fresh Express subsidiary purchases lettuce and other salad ingredients from many third parties that grow these products in the United States. The personnel engaged for harvesting operations typically include significant numbers of immigrants. The availability and number of these workers is subject to decrease if there are changes in U.S. immigration laws. The scarcity of available personnel to harvest agricultural products purchased by Fresh Express in the U.S. could increase our costs for those products or could lead to product shortages.

Fluctuations in currency exchange rates may adversely impact our financial results.

Our operations involve transactions in a variety of currencies. Sales denominated in foreign currencies primarily involve the euro, and costs denominated in foreign currencies primarily involve several Latin American currencies and the euro. Accordingly, our operating results may be significantly affected by fluctuations in currency exchange rates. Approximately 55% in 2007 and 2006 and 65% in 2005 of our total sales were in Europe. Should the euro weaken against the U.S. dollar, there can be no assurance that we will be able to offset any unfavorable currency movement with an increase to our euro pricing for bananas and other fresh produce. Our inability to do so could have a substantial negative impact on our operating results and cash flow. We enter into contracts to hedge our risks associated with euro exchange rate movements, primarily to reduce the negative earnings and cash flow impact that any significant decline in the value of the euro would have on the conversion of net euro-based cash flow into U.S. dollars. Our total cost of euro hedging is expected to be approximately $13 million in 2008 compared to $19 million in 2007. Approximately 70% of our estimated 2008 net euro cash flow exposure is hedged at average put option rates of $1.40 per euro.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

As of December 31, 2007, Chiquita owned approximately 40,000 acres and leased approximately 20,000 acres of improved land, principally in Costa Rica, Panama, Honduras and Guatemala, primarily for the cultivation of bananas and support activities. The company also owns warehouses, power plants, packing stations, irrigation systems and port loading and unloading facilities used in connection with its banana operations.

In June 2007, Chiquita sold its eight conventional refrigerated ships and four refrigerated container ships. The ships are being chartered back on a long-term basis from an alliance formed by Eastwind Maritime Inc. and NYKCool AB. The parties also entered a long-term strategic agreement in which the alliance will serve as Chiquita’s preferred supplier in ocean shipping to and from Europe and North America.

In the company’s Salads and Healthy Snacks segment, the company has seven processing/distribution plants and two distribution centers located in California, Georgia, Illinois, Pennsylvania and Texas; however, as part of the October 2007 restructuring, the company announced that it would be closing one distribution center and one production plant to optimize network efficiency.

Chiquita leases the space for its headquarters in Cincinnati, Ohio. The company’s subsidiaries also own and lease warehouses, ripening facilities, distribution facilities, office space and other properties in connection with their operations, principally in Europe and the United States.

CBL owns directly or indirectly substantially all the business operations and assets of the company; it owns directly substantially all of the company’s trademarks. Substantially all U.S. assets of CBL and its subsidiaries are pledged to secure CBL’s credit facility. The credit facility is also secured by liens on CBL’s trademarks, a guarantee by CBII secured by a pledge of CBL’s equity, and pledges of stock of and guarantees by various CBL subsidiaries worldwide. See Note 11 to the Consolidated Financial Statements in Exhibit 13 for a more complete description of the CBL credit facility.

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

For further information with respect to the company’s physical properties, see the descriptions under “Item 1—Business” above, and Notes 7 and 8 to the Consolidated Financial Statements in Exhibit 13.

ITEM 3 - LEGAL PROCEEDINGS

Colombia-related matters. As previously disclosed, in March 2007, the company entered into a plea agreement with the U.S. Department of Justice (“DOJ”) relating to payments made by the company’s former Colombian subsidiary to a Colombian paramilitary group designated under U.S. law as a foreign terrorist organization. The company had previously voluntarily disclosed these payments to the DOJ as having been made by its Colombian subsidiary to protect its employees from risks to their safety if the payments were not made. Under the terms of the plea agreement, the company pled guilty to one count of Engaging in Transactions with a Specially-Designated Global Terrorist Group without having first obtained a license from the U.S. Department of Treasury’s Office of Foreign Assets Control. The company agreed to pay a fine of $25 million, payable in five equal annual installments with interest. In September 2007, the United States District Court for the District of Columbia approved the plea agreement, and the company paid the first $5 million annual installment. Prior to the hearing, the DOJ had announced that it would not pursue charges against any current or former Chiquita executives. Pursuant to customary provisions in the plea agreement, the Court placed Chiquita on corporate probation for five years, during which time Chiquita must not violate the law and must implement and/or maintain certain business processes and compliance programs; violation of these requirements could result in setting aside the principal terms of the plea agreement, including the amount of the fine imposed. The company recorded a charge of $25 million in its financial statements for the quarter and year ended December 31, 2006. At December 31, 2007, $5 million of the remaining liability is included in “Accrued liabilities” and $15 million is included in “Other liabilities” in the Consolidated Balance Sheet included in Exhibit 13. During 2007, the company incurred additional legal fees of approximately $7 million in connection with this matter.

Tort lawsuits. Between June and November 2007, four lawsuits were filed against the company in U.S. federal courts, one each in the District of Columbia, the Southern District of Florida, and the District of New Jersey and the Southern District of New York, asserting civil tort claims under various laws, including the Alien Tort Statute, 28 U.S.C. § 1350, the Tort Victim Protection Act, 28 U.S.C. § 1350 note, and state laws. The plaintiffs in all four lawsuits, either individually or as members of a putative class, claim to be family members or legal heirs of individuals allegedly killed or injured by armed groups that received payments from the company’s former Colombian subsidiary. The plaintiffs claim that, as a result of such payments, the company should be held legally responsible for the deaths of plaintiffs’ family members. At present, claims are asserted on behalf of approximately 600 alleged victims in the four suits. The District of Columbia, Florida and New Jersey suits seek unspecified compensatory and punitive damages, as well as attorneys’ fees and costs; the New Jersey suit also requests treble damages and disgorgement of profits, although it does not explain the basis of such demands. The New York suit contains a specific demand of $10 million in compensatory damages and $10 million in punitive damages for each of the 394 alleged victims in that suit. The company believes the plaintiffs’ claims are without merit and is defending itself vigorously against the lawsuits.

Derivative lawsuits. Between October and December 2007, five shareholder derivative lawsuits were filed against certain of the company’s current and former officers and directors. Three of the cases are in federal courts, one each in the Southern District of Ohio, the District of Columbia and the District of New Jersey. Two of the cases are in state courts, one each in New Jersey and Ohio. In December 2007, two additional substantially similar derivative actions were filed in state court in Ohio and federal court in New Jersey. All five complaints allege that the named defendants breached their fiduciary duties to the company and/or wasted corporate assets in connection with the payments that were the subject of the company’s March 2007 plea agreement with the DOJ, described above. The complaints seek unspecified damages against the named defendants; two of them also seek the imposition of certain equitable remedies on the company. The New Jersey state court action also asserts claims against the company’s auditor, Ernst & Young, LLP. None of the actions seeks any monetary recovery from the company. The company continues to evaluate the complaints and any action which may be appropriate.

In early January 2008, the claims in the New Jersey state court suit against the company’s current and former officers and directors were dismissed without prejudice. The plaintiff refiled those claims in the U.S. District Court for the District of Columbia. The claims against Ernst & Young are still pending in New Jersey state court. In February 2008, the Ohio state court derivative lawsuit was stayed, pending progress of the federal derivative proceedings. All four of the tort lawsuits, and two of the federal derivative lawsuits, have been centralized in the Southern District of Florida for consolidated or coordinated pretrial proceedings. The remaining two federal derivative lawsuits may also be centralized with the others in Florida.

Colombian investigation. Based on press reports and other sources, the company has learned that the Colombian Attorney General’s Office has commenced an investigation into payments made by companies in the banana and other industries to paramilitary groups in Colombia, and the company understands this to include payments made by the company’s former Colombian subsidiary. The company believes that it has at all times complied with Colombian law.

Italian Customs Cases. In October 2004, the company’s Italian subsidiary, Chiquita Italia, received the first of several notices from various customs authorities in Italy stating that it is potentially liable for additional duties and taxes on the import of bananas by Socoba S.r.l. (“Socoba”) from 1998 to 2000 for sale to Chiquita Italia. The claims aggregate approximately €26.9 million, plus interest currently estimated at approximately €16.7 million. The customs authorities claim that the amounts are due because these bananas were imported with licenses that were subsequently determined to have been forged and that Chiquita Italia should be jointly liable with Socoba because (a) Socoba was controlled by the former general manager of Chiquita Italia and (b) the import transactions benefited Chiquita Italia, which arranged for Socoba to purchase the bananas from another Chiquita subsidiary and, after customs clearance, sell them to Chiquita Italia. Chiquita Italia is contesting these claims through appropriate proceedings, principally on the basis of its good faith belief at the time the import licenses were obtained and used that they were valid. In connection with these claims, there are also criminal proceedings pending in Italy against certain individuals alleged to have been involved. A claim has been filed in one of these proceedings seeking to obtain a civil recovery against Chiquita Italia for damages, should there ultimately be a criminal conviction and a finding of damages. Although Chiquita Italia believes it has strong defenses against this claim, any recovery would not, in any event, significantly increase Chiquita’s potential liability and would be largely offset against any amounts that could be recovered in the civil cases described below.

In October 2006, Chiquita Italia received notice in one proceeding, in a court of first instance in Trento, that the court had determined that it was jointly liable for a claim of €4.7 million plus interest. Chiquita Italia has appealed this finding; the applicable appeal involves a review of the facts and law applicable to the case, and the appellate court can render a decision that disregards or substantially modifies the lower court’s opinion. Chiquita Italia has issued a letter of credit to allow surety bonds to be posted in the amount of approximately €5.3 million, pending appeal; including interest, the amount of the claim was approximately €5.5 million at December 31, 2007. In March 2007, Chiquita Italia received notice in a separate proceeding that the court of first instance in Genoa had determined that it was not liable for a claim of €7.4 million, plus interest.

Customs authorities have until April 6, 2008 to appeal this case. In August 2007, Chiquita Italia received notice that the court of first instance in Alessandria had determined that it was liable for a claim of less than €0.5 million. Chiquita Italia appealed this finding and, as in the Trento proceeding, the appeal will involve a review of the entire factual record and legal arguments of the case. Chiquita Italia may in the future be required to post surety bonds for up to the full amounts claimed in this and other proceedings.

Personal Injury Cases. During the 1990’s, a substantial number of cases were brought against Chiquita and other defendants in U.S. and foreign courts, alleging sterility and other injuries as a result of exposure to an agricultural chemical known as DBCP. There were approximately 26,000 plaintiffs and the defendants included manufacturers of DBCP as well as three banana-producing companies that had used the chemical. The vast majority of the claims against Chiquita were discontinued voluntarily because the claimants could not establish that they were exposed to DBCP used by Chiquita, given Chiquita’s limited use of the product from 1973-1977. In 1998, Chiquita settled with approximately 4,000 plaintiffs in Panama, the Philippines and Costa Rica for $4.7 million in lieu of lengthy litigation. At the time these cases were settled, the company believed that these settlements covered the great preponderance of workers who could have had claims against the company.

Between October 2004 and May 2005, four lawsuits were filed in Superior Court of California, Los Angeles County against two manufacturers of DBCP, as well as three banana producing companies, including Chiquita, that used DBCP. The approximately 4,800 plaintiffs in these lawsuits claim to have been workers on banana farms in Costa Rica, Panama, Guatemala and Honduras owned or managed by the defendant banana companies and allege sterility and other injuries as a result of exposure to DBCP. These California cases are in the early stages of discovery and do not quantify the alleged damages. In April 2005, a lawsuit was filed against the same defendants, including the company, in civil court in the City of David, Panama on behalf of approximately 400 persons who allegedly suffered a variety of injuries and illnesses, mostly other than sterility, resulting from exposure to DBCP. The Panamanian case alleges a total of $85 million in damages, but no evidence has yet been offered to support the plaintiffs’ alleged exposure to DBCP or the allegations of injury or illness. A purported DBCP class action in Hawaii state court that had identified 11 named claimants against DBCP manufacturers and the three banana producing companies, including Chiquita, and alleged an indeterminate number of other claimants who were agricultural workers in various Central American countries has been pending since the late 1990’s and was not part of the 1998 settlement. That case is still in the pleading stage. There has been no substantive discovery and no substantive evidence of exposure or damages has been presented. None of the suits pending in California, Panama and Hawaii identify how many of the approximately 5,210 total named plaintiffs purport to have claims against Chiquita, as opposed to other banana company and manufacturer defendants, and it is too early in the proceedings to determine whether any of the plaintiffs may have been covered by the 1998 settlement. Although the company has little information with which to evaluate these lawsuits, it believes it has meritorious defenses, including (i) the fact that the company used DBCP commercially only from 1973 to 1977 while it was registered for use by the U.S. Environmental Protection Agency and (ii) to its knowledge, the company never used DBCP commercially in either Guatemala or Honduras. The EPA did not revoke DBCP’s registration for use until 1979.

A number of claimants from the Philippines who were part of the 1998 settlement, represented by new counsel, have challenged in Philippine courts whether the settlement funds were properly distributed to these claimants. The company believes it will be able to establish, to the satisfaction of the Philippine courts, that the settlement funds were paid by Chiquita.

Over the last 21 years, a number of claims have been filed against the company on behalf of merchant seamen or their personal representatives alleging injury or illness from exposure to asbestos while employed as seamen on company-owned ships at various times from the mid-1940s until the mid-1970s. The claims are based on allegations of negligence and unseaworthiness. In these cases, the company is typically one of many defendants, including manufacturers and suppliers of products containing asbestos, as well as other ship owners. Seven of these cases are pending in state courts in various stages of activity. Over the past ten years, 25 state court cases have been settled and 36 have been resolved without any payment. In addition to the state court cases, there are approximately 5,300 federal court cases that are currently inactive (known as the “MARDOC” cases). The MARDOC cases are managed under the supervision of the U.S. District Court for the Eastern District of Pennsylvania (the “Federal Court”). In 1996, the Federal Court administratively dismissed all then-pending MARDOC cases without prejudice for failure to provide evidence of asbestos-related disease or exposure to asbestos. Under this order, all MARDOC cases subsequently filed against the company have also been administratively dismissed. The MARDOC cases are subject to reinstatement by the Federal Court upon a showing of some evidence of asbestos-related disease, exposure to asbestos and service on the company’s ships. While six MARDOC cases have been reinstated against the company, one of the cases has been dismissed and there has been little activity in the remaining five reinstated cases to date. As a matter of law, punitive damages are not recoverable in seamen’s asbestos cases. Although the company has very little factual information with which to evaluate these maritime asbestos claims, management does not believe, based on information currently available to it and advice of counsel, that these claims will, individually or in the aggregate, have a material adverse effect on the financial statements of the company.

Competition Law Proceedings. In June 2005, the company announced that its management had become aware that certain of its employees had shared pricing and volume information with competitors in Europe over many years in violation of European competition laws and company policies, and may have engaged in other conduct which did not comply with European competition laws or applicable company policies. The company promptly stopped the conduct and notified the European Commission (“EC”) and other regulatory authorities of these matters.

In July 2007, the company received a Statement of Objections from the EC in relation to this matter. In its Statement of Objections, the EC indicated its preliminary conclusion that an infringement of the European competition rules had occurred. The company filed its response to the Statement of Objections with the EC in September 2007. An oral hearing, in which the companies identified in the Statement of Objections had an opportunity to make oral presentations to the EC, occurred on February 4-6, 2008. A final EC decision will be issued subsequent to the oral hearing. The company expects this decision to be issued sometime during the second or third quarter of 2008, but there are no assurances with respect to actual timing. As part of the broad investigations triggered by the company’s voluntary notification, the EC is also investigating certain alleged conduct in Southern Europe in addition to the conduct that is the subject of the Statement of Objections. The company is cooperating fully in that investigation.

Based on the company’s voluntary notification and cooperation with the investigation, the EC notified Chiquita that it would be granted conditional immunity from any fines related to this conduct, subject to customary conditions, including the company’s continuing cooperation with the investigation and a continued determination of its eligibility for immunity. Accordingly, the company does not expect to be subject to any fines by the EC in connection with this matter or the pending additional investigation. However, if at the conclusion of its investigations, which could continue through 2008 or later, the EC were to determine, among other things, that the company did not continue to cooperate or was not otherwise eligible for immunity, then the company could be subject to fines, which, if imposed, could be substantial. The company does not believe that the reporting of these matters or the cessation of the conduct has had or should in the future have any material adverse effect on the regulatory or competitive environment in which it operates.

In July through November 2005, eight class action lawsuits were filed in the U.S. District Court for the Southern District of Florida against the company and three of its competitors on behalf of entities that purchased bananas in the United States either directly (6 cases) or indirectly (2 cases) from the defendants from May 1999 to December 2005, which were consolidated into two cases. The complaints alleged that the defendants engaged in a conspiracy to artificially raise or maintain prices and control and restrict output of bananas in the United States. The plaintiffs sought treble damages for violation of Section 1 of the Sherman Antitrust Act. The complaints provided no specific information regarding the allegations. The company entered into a settlement agreement in May 2007 with all named plaintiffs in the direct purchaser action. Pursuant to the settlement, the company paid approximately $3 million into a class escrow fund in June 2007. In June 2007, the company also entered into a settlement agreement with all named plaintiffs in the indirect purchaser action, which required the company to donate fruit products with a retail value of approximately $1 million to charity. The other defendants in both cases entered into similar or identical settlement agreements. The direct and indirect settlements were approved by the District Court in November 2007, with only one indirect purchaser, a federal prisoner, who opted out of the indirect settlement. That individual filed an appeal of the District Court’s approval of the indirect settlement, but the appeal has been dismissed by the 11th Circuit Court of Appeals, pending a ruling by the District Court on his motion to be given leave to proceed without payment of the normal costs and fees for an appeal. The grounds stated in the appeal relate to the nationwide geographic scope of the release of liability granted by the terms of the settlement, not the substance of the settlement of the claims of liability. The motion is being opposed on procedural grounds, and on the basis that the appeal is frivolous and filed in bad faith.

A number of other legal actions are pending against the company. Based on information currently available to the company and on advice of counsel, management does not believe these other legal actions will, individually or in the aggregate, have a material adverse effect on the financial statements of the company.

Regardless of the outcomes, the company will incur legal and other fees to defend itself in all of these proceedings, which in the aggregate may have a significant impact on the company’s consolidated financial statements.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 15, 2008, there were 1,276 common shareholders of record. The company’s common stock is traded on the New York Stock Exchange. Information concerning restrictions on the company’s ability to declare and pay dividends on the common stock, the amount of common stock dividends declared, and price information for the common stock is contained in Notes 11, 14 and 18, respectively, to the Consolidated Financial Statements included in Exhibit 13. This information is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

This information is included in the table entitled “Selected Financial Data” included in Exhibit 13 and is incorporated herein by reference.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Chiquita maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic filings with the SEC is (a) accumulated and communicated to the company’s management in a timely manner and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of December 31, 2007, an evaluation was carried out by Chiquita’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of that date.

Management’s report on internal control over financial reporting

The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. As a result of this assessment, management believes that, as of December 31, 2007, the company’s internal control over financial reporting was effective based on the criteria in Internal Control – Integrated Framework. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in internal control over financial reporting

During the quarter ended December 31, 2007, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Chiquita’s internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information relating to the company’s executive officers below, which is as of February 26, 2008, the information required by this Item 10 is incorporated herein by reference from the applicable information set forth in “Election of Directors,” “Information About the Board of Directors and Its Committees” and “Security Ownership of Directors and Executive Officers – Section 16(a) Beneficial Ownership Reporting Compliance” which will be included in Chiquita’s definitive Proxy Statement to be filed with the SEC in connection with the 2008 Annual Meeting of Shareholders, and “Item 1 – Business – Additional Information.”

Executive Officers of the Registrant

Fernando Aguirre (age 50) has been Chiquita’s President and Chief Executive Officer and a director since January 2004 and Chairman since May 2004. From July 2002 to January 2004 he served as President, Special Projects for The Procter & Gamble Company (“P&G”), a manufacturer and distributor of consumer products, and from July 2000 to June 2002 he was President of the Global Feminine Care business unit of P&G. From July 1999 to June 2000 he was Vice President of P&G’s Global Snacks and U.S. Food Products business units. Prior to that, Mr. Aguirre had served P&G in various capacities since 1980. Mr. Aguirre is also a director of Coca-Cola Enterprises Inc.

Kevin R. Holland (age 46) has been Senior Vice President and Chief People Officer since October 2007. From October 2005 to October 2007 Mr. Holland served as the company’s Senior Vice President, Human Resources. Prior to joining Chiquita, he served as Chief People Officer of Coors Brewing Company, the primary U.S. operating subsidiary of Molson Coors Brewing Co., from February 2003 to June 2005.

Brian W. Kocher (age 38) has been President, North America since October 2007. Mr. Kocher served as Chief Accounting Officer from April 2005 to February 2008, as Vice President and Controller from April 2005 to October 2007, and as Vice President, Finance from February to April 2005. Prior to joining Chiquita, Mr. Kocher worked from June 2002 to February 2005 at Hill-Rom, Inc., a provider of medical equipment and integrated caregiver solutions and a subsidiary of Hillenbrand Industries, Inc., where he held a variety of positions, including Vice President of Sales for Services from October 2004 to February 2005, Vice President of National Accounts from April 2003 to October 2004, and Executive Director of Commercial Finance from June 2002 to April 2003.

Michel Loeb (age 53) has been President, Europe and Middle East since October 2007. He was President, Chiquita Fresh Group -Europe from January 2004 to October 2007. From 1999 to December 2003 he served as Managing Director-Marketing Europe, Africa and Near East for S.C. Johnson & Son, Inc. (“S.C. Johnson”), a manufacturer of consumer products. Mr. Loeb served S.C. Johnson in various sales, marketing and management capacities from 1988 to 1999.

Manuel Rodriguez (age 58) has been Senior Vice President, Government and International Affairs and Corporate Responsibility Officer since March 2005. He was Senior Vice President, Government and International Affairs from August 2004 to March 2005 and Vice President, Government Affairs and Associate General Counsel from January 2003 to August 2004. He has served the company in various legal, government affairs and labor relations capacities since 1980.

James E. Thompson (age 47) has been Senior Vice President, General Counsel and Secretary since March 2007. He was Senior Vice President, General Counsel and Secretary and Chief Compliance Officer from July 2006 to March 2007 and from April 2006 to June 2006 served as the company’s Senior Vice President and Chief Compliance Officer. From December 2002 to April 2006, Mr. Thompson was Group Vice President, General Counsel and Secretary at McLeodUSA, Inc., a telecommunications service provider.

Tanios Viviani (age 46) has been President, Global Innovation and Emerging Markets and Chief Marketing Officer since October 2007. From July 2005 to October 2007 he was President of the company’s Fresh Express Group and from October 2004 to July 2005 he was Vice President, Fresh Cut Fruit. Prior to joining Chiquita, he served as Global Consortium Manager of P&G from August 2003 to October 2004 and from January 2001 to July 2003 was General Manager of P&G’s Juvian Fabric Care Services. Prior to that Mr. Viviani had served P&G in various capacities and locations since 1989.

Jeffrey M. Zalla (age 42) has been Senior Vice President and Chief Financial Officer since June 2005. From April 2005 to June 2005 he served as Vice President, Finance for the Chiquita Fresh Group-North America. He served the company as Vice President, Treasurer and Corporate Responsibility Officer from April 2003 to April 2005 and as Corporate Responsibility Officer and Vice President, Corporate Communications from September 2001 to April 2003. Mr. Zalla has served the company in various positions since 1990.

Waheed Zaman (age 47) has been Senior Vice President, Product Supply Organization since October 2007. He was Senior Vice President, Supply Chain and Procurement from September 2006 to October 2007 and from December 2005 to September 2006 as Senior Vice President, Supply Chain, Procurement and Chief Information Officer. From February 2004 to December 2005 Mr. Zaman served as Vice President and Chief Information Officer of the company. He was Associate Director of P&G’s global business services from May 2001 to February 2004. Prior to that, Mr. Zaman had served P&G in various information technology capacities since 1988.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from the applicable information set forth in “Compensation of Executive Officers” and “Compensation of Directors” which will be included in Chiquita’s definitive Proxy Statement to be filed with the SEC in connection with the 2008 Annual Meeting of Shareholders.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference from the applicable information set forth in “Security Ownership of Chiquita’s Principal Shareholders,” “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” which will be included in Chiquita’s definitive Proxy Statement to be filed with the SEC in connection with the 2008 Annual Meeting of Shareholders.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from the applicable information set forth in “Other Information – Related Person Transactions” and “Information About the Board of Directors and Its Committees” which will be included in Chiquita’s definitive Proxy Statement to be filed with the SEC in connection with the 2008 Annual Meeting of Shareholders.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the applicable information set forth in “Other Information – Chiquita’s Independent Registered Public Accounting Firm” which will be included in Chiquita’s definitive Proxy Statement to be filed with the SEC in connection with the 2008 Annual Meeting of Shareholders.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements. The following consolidated financial statements of the company and accompanying Reports of Independent Registered Public Accounting Firm are included in Exhibit 13:

2. Financial Statement Schedules. Financial Statement Schedules I - Condensed Financial Information of Registrant and II - Consolidated Allowance for Doubtful Accounts Receivable and Consolidated Change in Tax Valuation Allowance are included on pages 38 through 41 and pages 42 and 43, respectively, of this Annual Report on Form 10-K. All other schedules are not required under the related instructions or are not applicable. The report of the independent registered public accounting firm on these financial statement schedules is included in their consent attached as Exhibit 23.

3. Exhibits. See Index of Exhibits (pages 44 through 49) for a listing of all exhibits to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2008.

CHIQUITA BRANDS INTERNATIONAL, INC.

By	/s/ Fernando Aguirre
Fernando Aguirre
Chairman of the Board, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below as of February 28, 2008:

/s/ Fernando Aguirre	Chairman of the Board, President and Chief
Fernando Aguirre	Executive Officer (Principal Executive Officer)

Morten Arntzen*	Director
Morten Arntzen

Howard W. Barker, Jr.*	Director
Howard W. Barker, Jr.

Robert W. Fisher*	Director
Robert W. Fisher

Dr. Clare M. Hasler*	Director
Dr. Clare M. Hasler

Durk I. Jager*	Director
Durk I. Jager

Jaime Serra*	Director
Jaime Serra

Steven P. Stanbrook*	Director
Steven P. Stanbrook

/s/ Jeffrey M. Zalla	Senior Vice President and Chief Financial
Jeffrey M. Zalla	Officer (Principal Financial Officer)

/s/ Brian W. Kocher	President, North America and Chief Accounting
Brian W. Kocher	Officer (Principal Accounting Officer)

*By	/s/ Brian W. Kocher
Attorney-in-Fact**

**	By authority of powers of attorney filed with this Annual Report on Form 10-K.

CHIQUITA BRANDS INTERNATIONAL, INC. – PARENT COMPANY ONLY

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In thousands)

Condensed Balance Sheets

	December 31,
	2007	2006
ASSETS
Current assets
Cash and equivalents	$—	$—
Other current assets	1,636	2,207

Total current assets	1,636	2,207

Investments in and accounts with subsidiaries	1,398,008	1,385,959
Other assets	29,081	24,886

Total assets	$1,428,725	$1,413,052

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Long-term debt due within one year	$—	$—
Accounts payable and accrued liabilities	20,584	13,879

Total current liabilities	20,584	13,879

Long-term debt	475,000	475,000
Commitments and contingent liabilities	—	25,000
Other liabilities	37,668	23,448

Total liabilities	533,252	537,327
Shareholders’ equity	895,473	875,725

Total liabilities and shareholders' equity	$1,428,725	$1,413,052

Amounts presented differ from those previously filed in Annual Report on Form 10-K due to the adoption of FSP AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” See Note 4 to the Condensed Financial Information of Registrant.

CHIQUITA BRANDS INTERNATIONAL, INC. – PARENT COMPANY ONLY

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In thousands)

Condensed Statements of Operations

	2007	2006	2005
Net sales	$—	$—	$—

Cost of sales	—	—	—
Selling, general and administrative	(48,186)	(52,240)	(46,771)
Equity in earnings of subsidiaries	46,647	19,785	211,262
Restructuring	(3,770)	—	—
Charge for contingent liabilities	—	(25,000)	—

Operating income (loss)	(5,309)	(57,455)	164,491

Interest expense	(40,158)	(40,165)	(30,259)
Other income (expense), net	126	—	308

Income (loss) before income taxes	(45,341)	(97,620)	134,540
Income taxes	(3,700)	2,100	(3,100)

Net income (loss)	$(49,041)	$(95,520)	$131,440

Amounts presented differ from those previously filed in Annual Reports on Form 10-K due to the adoption of FSP AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” See Note 4 to the Condensed Financial Information of Registrant.

CHIQUITA BRANDS INTERNATIONAL, INC. – PARENT COMPANY ONLY

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In thousands)

Condensed Statements of Cash Flow

	2007	2006	2005
Cash flow from operations	$(1,832)	$11,450	$(5,947)

Investing
Long-term investments	—	—	(218,647)

Cash flow from investing	—	—	(218,647)

Financing
Issuances of long-term debt	—	—	218,647
Proceeds from exercise of stock options/warrants	1,832	1,159	22,527
Dividends on common stock	—	(12,609)	(16,580)
Repurchase of common stock	—	—	—

Cash flow from financing	1,832	(11,450)	224,594

Change in cash and equivalents	—	—	—
Balance at beginning of period	—	—	—

Balance at end of period	$—	$—	$—

Amounts presented differ from those previously filed in Annual Reports on Form 10-K due to the adoption of FSP AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” See Note 4 to the Condensed Financial Information of Registrant.

CHIQUITA BRANDS INTERNATIONAL, INC. – PARENT COMPANY ONLY

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Notes to Condensed Financial Information of Registrant

1.	All cash is owned and managed by CBL, acting as agent for CBII.

2.	For purposes of these condensed financial statements, CBII’s investments in its subsidiaries are accounted for by the equity method.

3.	CBII paid a quarterly cash dividend of $0.10 per share on the outstanding shares of common stock in the first three quarters of 2006. In the third quarter of 2006, the company announced the suspension of its dividend, beginning with the payment that would have been paid in October 2006. Quarterly cash dividends were paid in each of the four quarters of 2005.

4.	In September 2006, the Financial Accounting Standards Board issued FASB Staff Position (“FSP”) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” This FSP eliminated the accrue-in-advance method of accounting for planned major maintenance activities, which CBII’s subsidiaries used to account for maintenance of their twelve previously-owned ships. Under this new standard, CBII’s subsidiaries would have deferred expenses incurred for major maintenance activities and amortized them over the five-year maintenance interval. CBII adopted this FSP on January 1, 2007, prior to the June sale of the twelve ships (see Note 3 to the Consolidated Financial Statements included in Exhibit 13). Because this FSP was required to be applied retrospectively, adoption resulted in (i) an insignificant increase to beginning retained earnings as of January 1, 2003 for the cumulative effect of the change in accounting principle, and (ii) insignificant adjustments to the financial statements for each prior period to reflect the period-specific effects of applying the new accounting principle.

5.	On February 12, 2008, subsequent to the balance sheet date, CBII issued $200 million of 4.25% convertible senior notes due 2016 (“Convertible Notes”) for approximately $194 million of net proceeds, which were used to repay subsidiary debt. The Convertible Notes will pay interest semiannually at a rate of 4.25% per annum, beginning August 15, 2008. The Convertible Notes are unsecured, unsubordinated obligations of CBII and rank equally with other existing CBII debt and any other unsecured, unsubordinated indebtedness CBII may incur.

The Convertible Notes are convertible at an initial conversion rate of 44.5524 shares of common stock per $1,000 in principal amount of the Convertible Notes, equivalent to an initial conversion price of $22.45 per share of common stock. The conversion rate is subject to adjustment based on certain dilutive events.

Holders of the Convertible Notes may tender their notes for conversion between May 15 and August 14, 2016 without limitation. Prior to May 15, 2016, holders of the Convertible Notes may tender the notes for conversion only under certain circumstances, in accordance with their terms. Upon conversion, the Convertible Notes may be settled in shares, in cash or in any combination thereof at CBII’s option, unless CBII makes an “irrevocable net share settlement election,” in which case any Convertible Notes tendered for conversion will be settled with a cash amount equal to the principal portion together with shares of CBII’s common stock to the extent that the obligation exceeds such principal portion. It is CBII’s intent and policy to settle any conversion of the Convertible Notes as if it had elected to make the net share settlement in the manner set forth above. CBII initially reserved 11.8 million shares to cover conversions of the Convertible Notes.

Beginning February 19, 2014, CBII may call the Convertible Notes for redemption under certain circumstances relating to CBII’s common stock trading price.

CHIQUITA BRANDS INTERNATIONAL, INC.

SCHEDULE II – CONSOLIDATED ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

(In thousands)

	2007	2006	2005
Balance at beginning of period	$13,599	$12,746	$12,241

Additions:

Acquisition of Fresh Express	—	—	201
Charged to costs and expenses	1,756	2,221	3,157

	1,756	2,221	3,358

Deductions:

Write-offs	3,128	3,596	1,623
Other, net	(491)	(2,228)	1,230

	2,637	1,368	2,853

Balance at end of period	$12,718	$13,599	$12,746

CHIQUITA BRANDS INTERNATIONAL, INC.

SCHEDULE II – CONSOLIDATED CHANGE IN TAX VALUATION ALLOWANCE

(In thousands)

	2007	2006	2005
Balance at beginning of period	$211,909	$200,325	$176,676

Additions:

U.S. net deferred tax assets	30,011	21,743	30,187
Prior year U.S. NOL adjustments	1,875	—	—
Foreign net deferred tax assets	—	13,555	18,843
Other, net	—	2,450	—

	31,886	37,748	49,030

Deductions:

Acquisition of Fresh Express	—	—	2,153
Prior year U.S. NOL adjustments	—	167	5,431
Closure of U.S. tax audit	—	13,218	—
Foreign net deferred tax assets	987	—	—
Prior year foreign NOL adjustments	10,163	12,779	17,797

	11,150	26,164	25,381

Balance at end of period	$232,645	$211,909	$200,325

CHIQUITA BRANDS INTERNATIONAL, INC.

Index of Exhibits

Exhibit Number	Description
*3.1	Third Restated Certificate of Incorporation (Exhibit 1 to Form 8-A filed March 12, 2002)

*3.2	Restated Bylaws, as amended through September 21, 2007. (Exhibit 3.1 to Current Report on Form 8-K filed September 27, 2007)

*4.1	Warrant Agreement dated as of March 19, 2002 between Chiquita Brands International, Inc. and American Security Transfer Company Limited Partnership, as Warrant Agent (Exhibit 4-b to Annual Report on Form 10-K for the year ended December 31, 2002)

*4.2	Acceptance of Appointment as successor Warrant Agent by Wells Fargo Bank, National Association, and Amendment No. 2, dated as of March 27, 2006, between Chiquita Brands International, Inc. and Wells Fargo Bank, National Association, to Warrant Agreement dated as of March 19, 2002 (as previously amended). (Exhibit 4.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

*4.3	Amendment No. 3, dated as of September 21, 2007, to Warrant Agreement between Chiquita Brands International, Inc. and Wells Fargo Bank, National Association, dated as of March 19, 2002 (as previously amended). (Exhibit 4.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

*4.4	Indenture, dated as of September 28, 2004, between Chiquita Brands International, Inc. and LaSalle Bank National Association, as trustee, relating to $250 million aggregate principal amount of 7 1/2% Senior Notes due 2014. (Exhibit 4.1 to Current Report on Form 8-K filed September 30, 2004)

*4.5	First Supplemental Indenture, dated as of February 4, 2008, between Chiquita Brands International Inc. and LaSalle Bank National Association, as trustee, relating to $250 million aggregate principal amount of 7 1/2% Senior Notes due 2014. (Exhibit 4.1 to Current Report on Form 8-K filed February 12, 2008)

*4.6	Indenture, dated as June 28, 2005, between Chiquita Brands International, Inc. and LaSalle Bank National Association, as trustee, relating to $225 million aggregate principal amount of 8 7/8% Senior Notes due 2015. (Exhibit 4.1 to Current Report on Form 8-K filed July 1, 2005)

*4.7	Indenture, dated as of February 1, 2008, between Chiquita Brands International, Inc. and LaSalle Bank National Association, as trustee, relating to $200 million aggregate principal amount of 4.25% Convertible Senior Notes due 2016. (Form of indenture filed as Exhibit 4.1 to Registration Statement on Form S-3 filed July 1, 2005)

*4.8	First Supplemental Indenture, dated as of February 12, 2008, between Chiquita Brands International Inc. and LaSalle Bank National Association, as trustee, containing the terms of $200 million aggregate principal amount of 4.25% Convertible Senior Notes due 2016. (Exhibit 4.2 to Current Report on Form 8-K filed February 12, 2008)

*10.1	Stock Purchase Agreement dated June 10, 2004, among Chiquita International Limited, Chiquita Brands L.L.C. and Invesmar Limited, an affiliate of C.I. Banacol S.A. (Exhibit 99.2 to Current Report on Form 8-K filed June 14, 2004)

*10.2	Form of Banana Purchase Indemnity Letter Agreement between Banana International Corporation, an affiliate of C.I. Banacol S.A. and Chiquita International Limited. (Exhibit 99.5 to Current Report on Form 8-K filed June 14, 2004)

*10.3	Amended and Restated Credit Agreement dated as of June 28, 2005, among Chiquita Brands International, Inc., Chiquita Brands L.L.C., certain financial institutions as lenders, and Wachovia Bank, National Association as administrative agent, letter of credit issuer and swing line lender, Wells Fargo Bank, National Association as letter of credit issuer, Morgan Stanley Senior Funding, Inc., as syndication agent and co-lead arranger and Goldman Sachs Credit Partners L.P. as documentation agent. (Exhibit 10.1 to Current Report on Form 8-K filed July 1, 2005)

*10.4	Amendment No. 1 to Amended and Restated Credit Agreement effective November 18, 2005, among Chiquita Brands L.L.C., Chiquita Brands International, Inc., certain financial institutions as lenders and Wachovia Bank, National Association as administrative agent. (Exhibit 10.1 to Current Report on Form 8-K filed November 23, 2005)

*10.5	Amendment No. 2 to Amended and Restated Credit Agreement effective February 10, 2006, among Chiquita Brands L.L.C., Chiquita Brands International, Inc., certain financial institutions as lenders and Wachovia Bank, National Association as administrative agent. (Exhibit 10.11 to Annual Report on Form 10-K for the year ended December 31, 2005)

*10.6	Amendment No. 3 to Amended and Restated Credit Agreement, effective June 7, 2006, among Chiquita Brands L.L.C., Chiquita Brands International, Inc., certain financial institutions as lenders, and Wachovia Bank, National Association, as administrative agent. (Exhibit 10.1 to Current Report on Form 8-K filed June 9, 2006)

*10.7	Amendment No. 4 to Amended and Restated Credit Agreement, effective November 8, 2006, among Chiquita Brands L.L.C., Chiquita Brands International, Inc., certain financial institutions as lenders, and Wachovia Bank, National Association, as administrative agent. (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

*10.8	Amendment No. 5 to Amended and Restated Credit Agreement, effective March 7, 2007, among Chiquita Brands L.L.C., Chiquita Brands International, Inc., certain financial institutions as lenders, and Wachovia Bank, National Association, as administrative agent. (Exhibit 10.1 to Current Report on Form 8-K filed March 7, 2007)

*10.9	Plea Agreement among Chiquita Brands International, Inc., the United States Attorney’s Office for the District of Columbia and the National Security Division of the Department of Justice, as of March 19, 2007 accepted by the United States District Court for the District of Columbia on September 17, 2007. (Exhibit 10.1 to Current Report on Form 8-

K filed March 20, 2007)

*+10.10	Master Agreement by and among Chiquita Brands International, Inc., Chiquita Brands L.L.C., Great White Fleet Ltd., certain Chiquita Vessel Owners, Eastwind Maritime Inc., NYKLauritzenCool AB, Seven Hills LLC and Eystrasalt LLC dated April 30, 2007. (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

*+10.11	Form of Memorandum of Agreement for Four Container Ship Sales between various Great White Fleet Subsidiaries and various Ship Owning Entities dated April 30, 2007. (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

*+10.12	Form of Memorandum of Agreement for Eight Reefer Ship Sales between various Great White Fleet Subsidiaries and various Ship Owning Entities dated April 30, 2007. (Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

*+10.13	Form of Time Charter for Container Vessels between various Ship Owning Entities and Great White Fleet Ltd. dated April 30, 2007. (Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

*+10.14	Form of Refrigerated Vessel Time Charters between Seven Hills LLC and Great White Fleet Ltd. dated April 30, 2007. (Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

*+10.15	Form of Long-Period Charters between NYKLauritzenCool AB and Great White Fleet Ltd. dated April 30, 2007. (Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

+10.16	International Banana Purchase Agreement F.O.B. (Port of Loading) between Chiquita International Limited and Banana International Corporation, an affiliate of C.I. Banacol, S.A., English translation of original document, which is in Spanish.

Executive Compensation Plans and Agreements

*10.17	Chiquita Brands International, Inc. 1997 Amended and Restated Deferred Compensation Plan, conformed to include amendments effective through January 1, 2001. (Exhibit 10-f to Annual Report on Form 10-K for the year ended December 31, 2000)

*10.18	Chiquita Brands International, Inc. Capital Accumulation Plan, conformed to include amendments through January 1, 2004. (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

*10.19	Guaranty, dated March 12, 2001, by Chiquita Brands, Inc. (n/k/a Chiquita Brands L.L.C.) of obligations of Chiquita Brands International, Inc., under its Deferred Compensation and Capital Accumulation Plans, included as Exhibits 10.17 and 10.18 above. (Exhibit 10-i to Annual Report on Form 10-K for the year ended December 31, 2000)

*10.20	Chiquita Brands International, Inc. Chiquita Stock and Incentive Plan, conformed to include amendments through November 16, 2006. (Exhibit 10.18 to Annual Report on Form 10-K for the year ended December 31, 2006)

*10.21	Long-Term Incentive Program 2006-2008 Terms (Exhibit 10.1 to Current Report on Form 8-K filed March 31, 2006)

*10.22	Long-Term Incentive Program 2007-2009 Terms (Exhibit 10.20 to Annual Report on Form 10-K for the year ended December 31, 2006)

10.23	Long-Term Incentive Program 2008-2010 Terms

*10.24	Amended and Restated Directors Deferred Compensation Program approved November 17, 2005 (Exhibit 10.2 to Current Report on Form 8-K filed November 23, 2005)

*10.25	Form of Stock Option Agreement with non-management directors of the company (Exhibit 10-p to Annual Report on Form 10-K for the year ended December 31, 2002)

*10.26	Form of Restricted Share Agreement with non-management directors (Exhibit 10-u to Annual Report on Form 10-K for the year ended December 31, 2002)

*10.27	Form of Restricted Share Agreement with newly elected non-management directors (Exhibit 10.1 to Current Report on Form 8-K filed October 14, 2005)

*10.28	Employment Agreement dated and effective January 12, 2004 between Chiquita Brands International, Inc. and Fernando Aguirre, including Form of Restricted Share Agreement for 110,000 shares of Common Stock (time vesting) (Exhibit A), Form of Restricted Share Agreement for 150,000 shares of Common Stock (performance vesting) (Exhibit B) and Form of Non-Qualified Stock Option Agreement with respect to an aggregate of 325,000 shares of Common Stock (Exhibit C) (Exhibit 10.1 to Current Report on Form 8-K filed on January 14, 2004)

*10.29	Letter Agreement, dated April 12, 2007 and effective April 15, 2007, between Chiquita Brands International, Inc. and Fernando Aguirre (Exhibit 10.1 to Current Report on Form 8-K filed April 17, 2007)

*10.30	Form of Stock Option Agreement with all other employees, including executive officers (Exhibit 10-r to Annual Report on Form 10-K for the year ended December 31, 2002)

*10.31	Form of Stock Appreciation Right Agreement with certain non-U.S. employees, which may include executive officers (Exhibit 10-b to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

*10.32	Form of Restricted Share Agreement with all other employees, including executive officers, for grants under the Long Term Incentive Program and otherwise under the Stock Option and Incentive Plan [used prior to September 27, 2004] (Exhibit 10-y to Annual Report on Form 10-K for the year ended December 31, 2003)

*10.33	Form of Restricted Share Agreement for use with employees, including executive officers, for grants under the Long Term Incentive Program and otherwise under the Company’s Stock Option and Incentive Plan [used between September 27, 2004 and May 24, 2005] (Exhibit 10.28 to Annual Report on Form 10-K for the year ended

December 31, 2004)

*10.34	Form of Restricted Share Agreement for use with employees, including executive officers, for grants under the Long Term Incentive Program and otherwise under the Company’s Stock Option and Incentive Plan [used between May 24, 2005 and November 22, 2005] (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

*10.35	Form of Restricted Share Agreement for use with employees, including executive officers, for grants under the Long Term Incentive Program and otherwise under the Company’s Stock Option and Incentive Plan [used after November 22, 2005] (Exhibit 10.3 to a Current Report on Form 8-K filed November 23, 2005)

*10.36	Form of Restricted Stock Award and Agreement for employees, including executive officers, approved on July 6, 2006, applicable to grantees who may attain “Retirement” prior to issuance of the shares. (Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

*10.37	Form of Restricted Stock Award and Agreement for employees, including executive officers, approved on July 6, 2006, applicable to grantees who will not attain “Retirement” prior to issuance of the shares. (Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

*10.38	Form of Change in Control Severance Agreement entered into with executive officers of the company reporting directly to the Chief Executive Officer (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

*10.39	Form of Change in Control Severance Agreement for executive officers of the company conformed to include amendments (required by final regulations under IRC 409A) through June 30, 2007 (Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

*10.40	Executive Officer Severance Pay Plan, adopted March 27, 2006, conformed to reflect amendments through January 12, 2007 (Exhibit 10.37 to Annual Report on Form 10-K for the year ended December 31, 2006)

10.41	Employment Arrangements with Michel Loeb

13	Chiquita Brands International, Inc. consolidated financial statements, management’s discussion and analysis of financial condition and results of operations, and selected financial data to be included in its 2007 Annual Report to Shareholders

21	Chiquita Brands International, Inc. Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

24	Powers of Attorney

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

*	Incorporated by reference.
+	Portions of these exhibits have been omitted pursuant to a request for confidential treatment. The omitted portions have been filed with the Commission.