Form 10-Q
period 2008-03-31
CHIQUITA BRANDS INTERNATIONAL INC
filed 2008-05-02
CIK 101063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 30, 2008, there were 43,295,501 shares of Common Stock outstanding.

CHIQUITA BRANDS INTERNATIONAL, INC.

PART I - Financial Information

Item 1 - Financial Statements

CHIQUITA BRANDS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per share amounts)

	Quarter Ended March 31,
	2008	2007
Net sales	$1,270,526	$1,192,428

Operating expenses
Cost of sales	1,098,399	1,051,672
Selling, general and administrative	95,043	102,823
Depreciation	18,367	19,770
Amortization	2,455	2,456
Equity in earnings of investees	(487)	(2,298)

	1,213,777	1,174,423

Operating income	56,749	18,005

Interest income	1,480	2,582
Interest expense	(26,455)	(23,261)

Income (loss) before income taxes	31,774	(2,674)
Income taxes	(100)	(700)

Net income (loss)	$31,674	$(3,374)

Earnings per common share:
Basic	$0.74	$(0.08)
Diluted	0.72	(0.08)

See Notes to Condensed Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share amounts)

	March 31, 2008	December 31, 2007	March 31, 2007
ASSETS

Current assets
Cash and equivalents	$112,036	$74,424	$79,861
Trade receivables (less allowances of $13,547, $12,718 and $13,508)	552,636	449,548	472,029
Other receivables, net	104,004	105,215	102,118
Inventories	226,290	217,398	249,089
Prepaid expenses	40,138	41,792	39,325
Other current assets	22,649	32,705	7,269

Total current assets	1,057,753	921,082	949,691
Property, plant and equipment, net	435,550	435,123	565,038
Investments and other assets, net	164,842	178,841	148,332
Trademarks	449,085	449,085	449,085
Goodwill	549,447	548,528	541,898
Other intangible assets, net	142,487	144,943	152,310

Total assets	$2,799,164	$2,677,602	$2,806,354

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Notes and loans payable	$8,485	$9,998	$90,363
Long-term debt of subsidiaries due within one year	11,263	4,668	25,151
Accounts payable	459,805	439,855	428,790
Accrued liabilities	181,990	168,595	167,942

Total current liabilities	661,543	623,116	712,246
Long-term debt of parent company	675,000	475,000	475,000
Long-term debt of subsidiaries	191,420	324,055	470,818
Accrued pension and other employee benefits	71,023	71,776	74,590
Deferred gain – sale of shipping fleet	89,784	93,575	—
Net deferred tax liability	106,100	106,202	111,974
Commitments and contingent liabilities	—	—	20,000
Other liabilities	71,295	88,405	78,494

Total liabilities	1,866,165	1,782,129	1,943,122

Shareholders’ equity
Common stock, $0.01 par value (43,243,847, 42,740,328 and 42,434,983 shares outstanding, respectively)	432	427	424
Capital surplus	703,329	695,647	686,775
Retained earnings	136,608	104,934	153,254
Accumulated other comprehensive income	92,630	94,465	22,779

Total shareholders’ equity	932,999	895,473	863,232

Total liabilities and shareholders’ equity	$2,799,164	$2,677,602	$2,806,354

See Notes to Condensed Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

(In thousands)

	Quarter Ended March 31,
	2008	2007
Cash provided (used) by:
Operations
Net income (loss)	$31,674	$(3,374)
Depreciation and amortization	20,822	22,226
Write-off of deferred financing fees	8,670	—
Equity in earnings of investees	(487)	(2,298)
Amortization of the gain on sale of the shipping fleet	(3,791)	—
Changes in current assets and liabilities and other	(69,539)	(22,611)

Cash flow from operations	(12,651)	(6,057)

Investing
Capital expenditures	(12,156)	(10,639)
Proceeds from sales of other long-term assets	2,945	—
Acquisition of businesses	(1,000)	—
Other	576	2,713

Cash flow from investing	(9,635)	(7,926)

Financing

Issuance of long-term debt	400,000	—
Repayments of long-term debt	(326,056)	(6,259)
Fees and other costs for long-term debt	(18,095)	(29)
Borrowings of notes and loans payable	57,000	40,000
Repayments of notes and loans payable	(59,308)	(4,783)
Proceeds from exercise of stock options/warrants	6,357	—

Cash flow from financing	59,898	28,929

Increase in cash and equivalents	37,612	14,946
Balance at beginning of period	74,424	64,915

Balance at end of period	$112,036	$79,861

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

See Notes to Consolidated Financial Statements included in the company’s 2007 Annual Report on Form 10-K for additional information relating to the company’s consolidated financial statements.

Note 1 - Earnings Per Share

Basic and diluted earnings per common share (“EPS”) are calculated as follows:

	Quarter Ended March 31,
(In thousands, except per share amounts)	2008	2007
Net income (loss)	$31,674	$(3,374)

Weighted average common shares outstanding (used to calculate basic EPS)	42,858	42,363
Warrants, stock options and other stock awards	1,391	—

Shares used to calculate diluted EPS	44,249	42,363

Basic earnings per common share	$0.74	$(0.08)
Diluted earnings per common share	0.72	(0.08)

The assumed conversions to common stock of the company’s outstanding warrants, stock options, other stock awards and 4.25% convertible senior notes due 2016 are excluded from the diluted EPS computations for periods in which these items, on an individual basis, have an anti-dilutive effect on diluted EPS. For the first quarter of 2008, the 4.25% convertible senior notes due 2016 did not have a dilutive effect due to the average trading price of common shares being below the initial conversion price of $22.45 per share. For the quarter ended March 31, 2007, the shares used to calculate diluted EPS would have been 43.0 million if the company had generated net income.

Note 2 - Debt

Long-term debt consists of the following:

(In thousands)	March 31, 2008	December 31, 2007	March 31, 2007
Parent Company
7 1/2% Senior Notes, due 2014	$250,000	$250,000	$250,000
8 7/8% Senior Notes, due 2015	225,000	225,000	225,000
4.25% Convertible Senior Notes, due 2016	200,000	—	—

Long-term debt of parent company	$675,000	$475,000	$475,000

Subsidiaries

Credit Facility:
Term Loan	$200,000	$—	$—
Loans secured by ships	—	—	99,984
CBL Facility:
Term Loan B	—	—	24,279
Term Loan C	—	325,725	368,437
Other loans	2,683	2,998	3,269
Less current maturities	(11,263)	(4,668)	(25,151)

Long-term debt of subsidiaries	$191,420	$324,055	$470,818

4.25% Convertible Senior Notes

On February 12, 2008, the company issued $200 million of 4.25% convertible senior notes due 2016 (“Convertible Notes”). The Convertible Notes provided approximately $194 million in net proceeds, which were used to repay a portion of Term Loan C (discussed below). Interest on the Convertible Notes is payable semiannually in arrears at a rate of 4.25% per annum, beginning August 15, 2008. The Convertible Notes are unsecured, unsubordinated obligations of the parent company and rank equally with the 7 1/2% Senior Notes, the 8 7/8% Senior Notes and any other unsecured, unsubordinated indebtedness the company may incur.

The Convertible Notes are convertible at an initial conversion rate of 44.5524 shares of common stock per $1,000 in principal amount, equivalent to an initial conversion price of approximately $22.45 per share of common stock. The conversion rate is subject to adjustment based on certain dilutive events, including stock splits, stock dividends and other distributions (including cash dividends) in respect of the common stock.

Holders of the Convertible Notes may tender their notes for conversion between May 15 and August 14, 2016, in multiples of $1,000 in principal amount, without limitation. Prior to May 15, 2016, holders may tender their Convertible Notes for conversion under the following circumstances: (i) in any quarter, if the closing price of Chiquita common stock during 20 of the last 30 trading days of the prior quarter were above 130% of the conversion price ($29.18 per share based on the initial conversion price); (ii) if a specified corporate event occurs, such as a merger, recapitalization or issuance of certain rights or warrants; (iii) within 30 days of a “fundamental change,” which includes a change in control, merger, sale of all or substantially all of the company’s assets, dissolution or delisting; (iv) if during any 5-day trading period, the Convertible Notes are trading at less than 98% of the value of the shares the notes could otherwise be converted into, as defined in the notes; or (v) if the company calls the Convertible Notes for redemption.

Upon conversion, the Convertible Notes may be settled in shares, in cash or any combination thereof, at the company’s option, unless the company makes an “irrevocable net share settlement election,” in which case any Convertible Notes tendered for conversion will be settled in a cash amount equal to the principal portion together with shares of the company’s common stock to the extent that the obligation exceeds such principal portion. The company’s current intent and policy is to settle any conversion of the Convertible Notes as if it had elected to make the net share settlement. The company initially reserved 11.8 million shares for conversions of the Convertible Notes.

Subject to certain exceptions, if the company undergoes a “fundamental change,” as defined in the notes, each holder of the Convertible Notes will have the option to require the company to repurchase all or a portion of such holder’s Convertible Notes. In the event of a fundamental change, the repurchase price will be 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, plus certain make-whole adjustments, if applicable, and any Convertible Notes repurchased by the company will be paid in cash.

Beginning February 19, 2014, the company may call the Convertible Notes for redemption if the common stock trades above 130% of the applicable conversion price for at least 20 of the 30 trading days preceding the redemption notice.

Credit Facility

On March 31, 2008, the company and Chiquita Brands L.L.C. (“CBL”), the main operating subsidiary of the company, entered into a new credit facility with a syndicate of bank lenders for a six-year, $350 million senior secured credit facility (“Credit Facility”) that replaced the remaining portions of the prior CBL Facility (discussed below). The new Credit Facility consists of a $200 million senior secured term loan (the “Term Loan”) and a $150 million senior secured revolving credit facility (the “Revolver”). The Revolver may be increased to $200 million under certain conditions. The new Credit Facility contains financial maintenance covenants that provide greater flexibility than those in the previous CBL Facility. The Credit Facility contains two financial maintenance covenants, an operating company leverage covenant of 3.50x and a fixed charge covenant of 1.15x, for the life of the facility, and no holding company or consolidated leverage covenant. The other covenants in the Credit Facility are similar to those in the prior CBL Facility.

The Term Loan matures on March 31, 2014, and bears interest, at the company’s option, at a rate per annum equal to either (i) the “Base Rate” plus 3.25% for the first six months and between 2.75% and 3.50% (based on the company’s consolidated adjusted leverage ratio) thereafter; or (ii) LIBOR plus 4.25% for the first six months and between 3.75% and 4.50% (based on the company’s consolidated adjusted leverage ratio) thereafter. The “Base Rate” is the higher of the lender’s prime rate and the Federal Funds Effective Rate plus 0.50%. The Term Loan interest rate was 8.50% at March 31, 2008, however, as soon as possible, the company elected the LIBOR option resulting in an interest rate of LIBOR plus a margin of 4.25%, or a total of 7.00% as of April 4, 2008. The Term Loan requires quarterly payments, amounting to 5.00% per year of the initial principal amount for the first two years and 10.00% per year of the initial principal amount for years three to six, with the remaining balance to be paid upon maturity at March 31, 2014. Borrowings under the Term Loan were used to extinguish the CBL Facility, including both Term Loan C (defined below) and the $47 million balance of the prior revolving credit facility, and to pay related fees and expenses; the company retained approximately $14 million of net proceeds.

The Revolver matures on March 31, 2014, and bears interest, at the company’s option, at a rate per annum equal to either (i) the “Base Rate” plus 2.50% for the first six months and between 2.00% and 2.75% (based on the company’s consolidated adjusted leverage ratio) thereafter; or (ii) LIBOR plus 3.50% for the first six months and between 3.00% and 3.75% (based on the company’s consolidated adjusted leverage ratio) thereafter. The company is required to pay a fee on the daily unused portion of the Revolver of 0.50% per annum. Borrowings under the Revolver may be used for working capital and other general corporate purposes, including permitted acquisitions. The Revolver contains a $100 million sub-limit for letters of credit, subject to a $50 million sublimit for non-U.S. currency letters of credit. At March 31, 2008, there were no borrowings under the Revolver, and approximately $30 million of credit availability was used to support issued letters of credit, leaving $120 million of availability.

The obligations under the Credit Facility are guaranteed by CBII, substantially all of CBL’s domestic subsidiaries and certain of its foreign subsidiaries. The obligations under the Credit Facility are secured by substantially all of the assets of CBL and its domestic subsidiaries, including trademarks, 100% of the stock of substantially all of CBL’s domestic subsidiaries and at least 65% of the stock of certain of CBL’s foreign subsidiaries. The company’s obligations under its guarantee are secured by a pledge of the stock of CBL.

The Credit Facility also places customary limitations on the ability of CBL and its subsidiaries to incur additional debt, create liens, dispose of assets, carry out mergers and acquisitions and make investments and capital expenditures, and it places limitations on CBL’s ability to make loans, distributions or other transfers to CBII. However, payments to CBII are permitted: (i) whether or not any event of default exists or is continuing under the Credit Facility, for all routine operating expenses in connection with the company’s normal operations and to fund certain liabilities of CBII (including interest payments on the Senior Notes and Convertible Notes) and (ii) subject to no continuing event of default and compliance with the financial covenants, for other financial needs, including (A) payment of dividends and distributions to the company’s shareholders and (B) repurchases of the company’s common stock and warrants. At March 31, 2008, distributions to CBII, other than for normal overhead expenses, interest on the company’s Senior Notes and interest on the Convertible Notes, were limited to approximately $50 million. The Credit Facility also requires prepayment within 180 days with the net proceeds of significant asset sales (other than those related to Atlanta AG, the company’s German and Austrian distribution operations), unless those proceeds are reinvested in the company’s business.

Prior CBL Facility

In 2005, the company and CBL had entered into a credit agreement with a syndicate of bank lenders for a $650 million senior secured credit facility (the “CBL Facility”), which was amended and restated in 2006. In March 2008, the company used the proceeds from the new Credit Facility to extinguish the CBL Facility. Upon the extinguishment of the CBL Facility, the remaining $9 million of related deferred financing fees were recognized through “Interest expense” in the Condensed Consolidated Statement of Income.

The CBL Facility included a five-year, $200 million revolving credit facility (the “Revolving Credit Facility”). At December 31, 2007, no borrowings were outstanding and $31 million of credit availability was used to support issued letters of credit under the Revolving Credit Facility. At March 31, 2007, $80 million of borrowings were outstanding and $29 million of credit availability was used to support issued letters of credit. The company repaid $80 million of borrowings under the Revolving Credit Facility in the second quarter of 2007, mostly with ship sale proceeds (see Note 3). The company borrowed an additional $57 million under the Revolving Credit Facility in January and February 2008, which was repaid in March 2008, primarily with the proceeds from the new Term Loan. At December 31, 2007 and March 31, 2007, the interest rate on the Revolving Credit Facility was LIBOR plus 3.00%.

The CBL Facility also included two seven-year term loans, one for $125 million (“Term Loan B”) and one for $375 million (“Term Loan C”), the proceeds of which were used to finance a portion of the acquisition of Fresh Express. In 2005, the company made $100 million of principal prepayments on Term Loan B. In 2007, the company repaid the remaining $24 million of Term Loan B and $40 million of Term Loan C using proceeds from the sale of its ships (see Note 3). In February 2008, the company repaid $194 million of Term Loan C with the net proceeds of the Convertible Notes, and in March 2008, the company repaid the remaining $132 million of Term Loan C with the proceeds from the Term Loan under the new Credit Facility. At December 31, 2007, the interest rate on Term Loan C was LIBOR plus 3.00%, and at March 31, 2007, the interest rate on both Term Loan B and Term Loan C was also LIBOR plus 3.00%.

Ship-Related Debt

In June 2007, the company repaid the remaining $90 million of loans secured by its shipping assets with cash proceeds from the sale of the company’s ships (see Note 3).

Note 3 - Sale of Shipping Fleet

In June 2007, the company completed the sale of its twelve refrigerated cargo ships and related spare parts for $227 million. The ships are being chartered back from an alliance formed by Eastwind Maritime Inc. and NYKCool AB. The parties also entered a long-term strategic agreement in which the alliance serves as Chiquita’s preferred supplier in ocean shipping to and from Europe and North America.

As part of the transaction, Chiquita is leasing back eleven of the ships for a period of seven years, with options for up to an additional five years, and one ship for a period of three years, with an option for up to an additional two years. The leases for all twelve ships qualify as operating leases. The agreements also provide for the alliance to service the remainder of Chiquita’s core ocean shipping needs for North America and Europe, including, among other things, providing seven additional refrigerated cargo ships under multi-year time charters, which commenced in December 2007 and January 2008.

The ships sold consisted of eight specialized refrigerated ships and four refrigerated container ships, which collectively transported approximately 70 percent of Chiquita’s banana volume shipped to core markets in Europe and North America. At the date of the sale, the net book value of the assets sold was approximately $120 million, classified almost entirely in “Property, plant and equipment, net” in the Condensed Consolidated Balance Sheet. After approximately $3 million in transaction fees, the company realized a gain on the sale of the ships of approximately $102 million, which has been deferred and will be amortized to the Condensed Consolidated Statements of Income over the initial leaseback periods at a rate of approximately $14 million per year; the company recognized approximately $4 million of this gain in the first quarter of 2008 as a reduction of cost of sales.

Of the $222 million net cash proceeds from the transaction, approximately $210 million was used to repay debt, including $90 million of debt associated with the ships and $120 million of borrowings under the CBL Facility.

Note 4 - Commitments and Contingencies

The company recorded accruals on the Condensed Consolidated Balance Sheets of $20 million at March 31, 2008 and December 31, 2007 and $25 million at March 31, 2007 for liability related to the plea agreement with the U.S. Department of Justice noted below. At March 31, 2008, the company did not consider any of the other commitments or contingent liabilities described below to be probable and estimable.

Colombia-Related Matters

As previously disclosed, in March 2007, the company entered into a plea agreement with the U.S. Department of Justice (“DOJ”) relating to payments made by the company’s former Colombian subsidiary to a Colombian paramilitary group designated under U.S. law as a foreign terrorist organization. The company had previously voluntarily disclosed these payments to the DOJ as having been made by its Colombian subsidiary to protect its employees from risks to their safety if the payments were not made. Under the terms of the plea agreement, the company pled guilty to one count of Engaging in Transactions with a Specially-Designated Global Terrorist Group without having first obtained a license from the U.S. Department of Treasury’s Office of Foreign Assets Control. The company agreed to pay a fine of $25 million, payable in five equal annual installments with interest. In September 2007, the U.S. District Court for the District of Columbia approved the plea agreement, and the company paid the first $5 million annual installment. Prior to the hearing, the DOJ had announced that it would not pursue charges against any current or former company executives. Pursuant to customary provisions in the plea agreement, the Court placed the company on corporate probation for five years, during which time the company must not violate the law and must implement and/or maintain certain business processes and compliance programs; violation of these requirements could result in setting aside the principal terms of the plea agreement, including the amount of the fine imposed. The company recorded a charge of $25 million in its consolidated financial statements for the quarter and year ended December 31, 2006. At March 31, 2008, $5 million of the remaining liability is included in “Accrued liabilities” and $15 million is included in “Other liabilities” on the Condensed Consolidated Balance Sheet.

Tort Lawsuits. Between June and November 2007, four lawsuits were filed against the company in U.S. federal courts, one each in the District of Columbia, the Southern District of Florida, the District of New Jersey and the Southern District of New York, asserting civil tort claims under various laws, including the Alien Tort Statute, 28 U.S.C. § 1350, the Tort Victim Protection Act, 28 U.S.C. § 1350 note, and state laws. The plaintiffs in all four lawsuits, either individually or as members of a putative class, claim to be family members or legal heirs of individuals allegedly killed or injured by armed groups that received payments from the company’s former Colombian subsidiary. The plaintiffs claim that, as a result of such payments, the company should be held legally responsible for the deaths of plaintiffs’ family members. At present, claims are asserted on behalf of approximately 700 alleged victims in the four suits. The District of Columbia, Florida and New Jersey suits seek unspecified compensatory and punitive damages, as well as attorneys’ fees and costs; the New Jersey suit also requests treble damages and disgorgement of profits, although it does not explain the basis of such demands. The New York suit contains a specific demand of $10 million in compensatory damages and $10 million in punitive damages for each of the 528 alleged victims in that suit. All four lawsuits have been centralized in the U.S. District Court for the Southern District of Florida for consolidated or coordinated pretrial proceedings. The company believes the plaintiffs’ claims are without merit and is defending itself vigorously against the lawsuits.

In March 2008, an additional tort lawsuit was filed against the company in the U.S. District Court for the Southern District of Florida. The plaintiffs are American citizens who allege that they are the survivors of five American nationals kidnapped, held hostage and killed by an armed group in Colombia during the 1990s. Similar to the four tort lawsuits previously filed against the company, the plaintiffs contend that the company should be held liable because its former Colombian subsidiary allegedly provided material support to the armed group. The plaintiffs in this case assert civil claims under the Antiterrorism Act, 18 U.S.C. § 2331, et seq., and state tort laws. The suit seeks unspecified compensatory damages, treble damages, attorneys’ fees and costs and punitive damages. The company believes the plaintiffs’ claims are without merit and is defending itself vigorously against the lawsuit.

Derivative Lawsuits. Between October and December 2007, five shareholder derivative lawsuits were filed against certain of the company’s current and former officers and directors. Three of the cases were filed in federal courts, one each in the Southern District of Ohio, the District of Columbia and the District of New Jersey. Two of the cases were filed in state courts, one each in New Jersey and Ohio. All five complaints allege that the named defendants breached their fiduciary duties to the company and/or wasted corporate assets in connection with the payments that were the subject of the company’s March 2007 plea agreement with the DOJ, described above. The complaints seek unspecified damages against the named defendants; two of them also seek the imposition of certain equitable remedies on the company. The New

Jersey state court action also asserts claims against the company’s auditor, Ernst & Young, LLP. None of the actions seeks any monetary recovery from the company. The company continues to evaluate the complaints and any action which may be appropriate.

In early January 2008, the claims in the New Jersey state court suit against the company’s current and former officers and directors were dismissed without prejudice. The plaintiff refiled those claims in the U.S. District Court for the District of Columbia. In April 2008, the remaining claims against Ernst & Young in the New Jersey state court were also dismissed without prejudice. In February 2008, the Ohio state court derivative lawsuit was stayed, pending progress of the federal derivative proceedings. All four of the federal derivative lawsuits have been centralized in the Southern District of Florida, together with the tort lawsuits described above, for consolidated or coordinated pretrial proceedings.

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

Italian Customs Cases

In October 2004, the company’s Italian subsidiary, Chiquita Italia, received the first of several notices from various customs authorities in Italy stating that it is potentially liable for additional duties and taxes on the import of bananas by Socoba S.r.l. (“Socoba”) from 1998 to 2000 for sale to Chiquita Italia. The claims aggregate approximately €27.1 million, plus interest currently estimated at approximately €17.2 million. The customs authorities claim that the amounts are due because these bananas were imported with licenses that were subsequently determined to have been forged and that Chiquita Italia should be jointly liable with Socoba because (a) Socoba was controlled by the former general manager of Chiquita Italia and (b) the import transactions benefited Chiquita Italia, which arranged for Socoba to purchase the bananas from another Chiquita subsidiary and, after customs clearance, sell them to Chiquita Italia. Chiquita Italia is contesting these claims through appropriate proceedings, principally on the basis of its good faith belief at the time the import licenses were obtained and used that they were valid. In connection with these claims, there are also criminal proceedings pending in Italy against certain individuals alleged to have been involved. A claim has been filed in one of these proceedings seeking to obtain a civil recovery against Chiquita Italia for damages, should there ultimately be a criminal conviction and a finding of damages. Although Chiquita Italia believes it has strong defenses against this claim, any recovery would not, in any event, significantly increase the company’s potential liability and would be largely offset against any amounts that could be recovered in the civil cases described below.

In October 2006, Chiquita Italia received notice in one proceeding, in a court of first instance in Trento, that the court had determined that it was jointly liable for a claim of €4.7 million. Chiquita Italia has appealed this finding; the applicable appeal involves a review of the facts and law applicable to the case, and the appellate court can render a decision that disregards or substantially modifies the lower court’s opinion. Chiquita Italia has issued a letter of credit to allow surety bonds to be posted in the amount of approximately €5.6 million including interest at March 31, 2008. In March 2007, Chiquita Italia received notice in a separate proceeding that the court of first instance in Genoa had determined that it was not liable for a claim of €7.4 million, plus interest. In April 2008, the customs authorities appealed this case. In August 2007, Chiquita Italia received notice that the court of first instance in Alessandria had determined that it was liable for a claim of less than €0.5 million. Chiquita Italia appealed this finding and, as in the Trento proceeding, the appeal will involve a review of the entire factual record and legal arguments of the case. Chiquita Italia may in the future be required to post surety bonds for up to the full amounts claimed in this and other proceedings.

In early March 2008, Chiquita Italia was required to provide documents and information to the Italian fiscal police at its offices in Rome in connection with a criminal investigation into imports of bananas by Chiquita Italia during 2004-2005, and the payment of customs duties on these imports. While only preliminary information is available, the focus of the investigation appears to be on the importation process in which Chiquita International Limited sold bananas to various holders of so-called Type A import licenses, which in turn imported the bananas and resold them to Chiquita Italia or other Chiquita entities. The company believes that all of the transactions under investigation were legitimate under both Italian and European Union (“EU”) law at all times, that the types of transactions apparently under investigation were widely accepted by competent authorities across the EU and by the European Commission, and that all of the underlying import transactions were entirely genuine. In the event that Italian prosecutors determine to pursue this matter, the legal representatives of Chiquita Italia during these years could be charged under applicable provisions of Italian law and Chiquita Italia could be determined to be civilly liable for damages, including applicable duties and penalties. Chiquita Italia is defending all of the transactions at issue vigorously.

Competition Law Proceedings

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

In July 2007, the company received a Statement of Objections from the EC in relation to this matter. In its Statement of Objections, the EC indicated its preliminary conclusion that an infringement of the European competition rules had occurred. The company filed its response to the Statement of Objections with the EC in September 2007. An oral hearing, in which the companies identified in the Statement of Objections had an opportunity to make oral presentations to the EC, occurred in February 2008. The company expects a final EC decision to be issued sometime during the second or third quarter of 2008, but there are no assurances with respect to actual timing. As part of the broad investigations triggered by the company’s voluntary notification, the EC is also investigating certain alleged conduct in southern Europe in addition to the conduct that is the subject of the Statement of Objections. The company is cooperating fully in that investigation.

Based on the company’s voluntary notification and cooperation with the investigation, the EC notified the company that it would be granted conditional immunity from any fines related to this conduct, subject to customary conditions, including the company’s continuing cooperation with the investigation and a continued determination of its eligibility for immunity. Accordingly, the company does not expect to be subject to any fines by the EC in connection with this matter or the pending additional investigation. However, if at the conclusion of its investigations, which could continue through 2008 or later, the EC were to determine, among other things, that the company did not continue to cooperate or was not otherwise eligible for immunity, then the company could be subject to fines, which, if imposed, could be substantial. The company does not believe that the reporting of these matters or the cessation of the conduct has had or should in the future have any material adverse effect on the regulatory or competitive environment in which it operates.

Other

In November 2007, the company received a favorable decision from the court of second instance in Turin, Italy, for the refund of certain consumption taxes paid between 1980 and 1990, in the amount of €4.0 million net of estimated income tax. In March 2008, the Italian government’s appeal period ended. In April 2008, the company received partial payment related to this ruling. The company will recognize gains on this claim, and any gains that may occur on similar claims the company is pursuing in other Italian jurisdictions, as cash is received and thus related gain contingencies are resolved. The November ruling has no binding effect on the claims in other jurisdictions, which may take years to resolve, and there can be no assurance regarding their ultimate resolution.

Note 5 - Inventories

(In thousands)	March 31, 2008	December 31, 2007	March 31, 2007
Bananas	$44,859	$40,954	$53,088
Salads	9,588	8,103	9,784
Other fresh produce	11,828	8,817	27,245
Processed food products	15,141	16,402	14,247
Growing crops	84,272	86,429	83,742
Materials, supplies and other	60,602	56,693	60,983

	$226,290	$217,398	$249,089

Note 6 - Segment Information

The company reports three business segments: Bananas, Salads and Healthy Snacks, and Other Produce. The Banana segment includes the sourcing (purchase and production), transportation, marketing and distribution of bananas. The Salads and Healthy Snacks segment includes value-added salads, fresh vegetable and fruit ingredients used in foodservice, healthy snacking operations and processed fruit ingredient products. The Other Produce segment includes the sourcing, marketing and distribution of whole fresh fruits and vegetables other than bananas, as well as Just Fruit in a Bottle. In addition, to provide more transparency to the operating results of each segment, the company does not allocate certain corporate expenses to the reportable segments. These expenses are included in “Corporate.” The company evaluates the performance of its business segments based on operating income. Intercompany transactions between segments are eliminated.

Financial information for each segment follows:

	Quarter Ended March 31,
(In thousands)	2008	2007
Net sales

Bananas	$583,922	$522,832
Salads and Healthy Snacks	327,059	291,855
Other Produce	359,545	377,741

	$1,270,526	$1,192,428

Operating income (loss)

Bananas	$61,153	$33,429
Salads and Healthy Snacks	7,093	559
Other Produce	(566)	(3,398)
Corporate	(10,931)	(12,585)

	$56,749	$18,005

Note 7 - Comprehensive Income

	Quarter Ended March 31,
(In thousands)	2008	2007
Net income (loss)	$31,674	$(3,374)
Other comprehensive income
Unrealized foreign currency translation gains	9,562	1,319
Change in fair value of cost investment	(2,455)	1,661
Change in fair value of derivatives	(6,924)	2,756
Losses (gains) reclassified from OCI into net income (loss)	(1,901)	6,239
Pension liability adjustments	(117)	(295)

Comprehensive income	$29,839	$8,306

Note 8 - Hedging

The company enters into contracts to hedge its risks associated with euro exchange rate movements, primarily to reduce the negative earnings and cash flow impact that any significant decline in the value of the euro would have on the conversion of euro-based revenue into U.S. dollars. The company reduces these exposures by purchasing options, collars and forward contracts. Purchased put options, which require an upfront premium payment, can reduce the negative earnings impact on the company of a significant future decline in the value of the euro, without limiting the benefit received from a stronger euro. Collars include call options, the sale of which reduces the company’s net option premium expense but could limit the benefit received from a stronger euro. The company also enters into hedge contracts for fuel oil for its shipping operations, which permit it to lock in fuel purchase prices for up to three years and thereby minimize the volatility that changes in fuel prices could have on its operating results. Although the company sold its twelve ships in June 2007, it is still responsible for purchasing fuel for these ships, which are being chartered back under long-term leases, and as a result, the company intends to continue its fuel hedging activities.

Foreign currency hedging costs charged to the Condensed Consolidated Statements of Income were $5 million and $6 million for the quarters ended March 31, 2008 and 2007, respectively. These costs reduce any favorable impact of the exchange rate on U.S. dollar realizations of euro-denominated sales. At March 31, 2008, unrealized losses of $21 million on the company’s currency hedges were included in “Accumulated other comprehensive income,” $18 million of which is expected to be reclassified to net income in the next twelve months. Unrealized gains of $51 million on the fuel forward contracts were also included in “Accumulated other comprehensive income” at March 31, 2008, $26 million of which is expected to be reclassified to net income during the next twelve months.

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

At March 31, 2008, the company’s hedge portfolio consisted of the following:

Hedge Instrument	Notional Amount	Average Rate/Price	Settlement Year
Currency Hedges
Purchased Euro Put Options	€ 256 million	$1.40 / €	2008
Sold Euro Call Options	€ 254 million	$1.56 / €	2008
Purchased Euro Put Options	€ 308 million	$1.38 / €	2009

Fuel Hedges
3.5% Rotterdam Barge
Fuel Oil Forward Contracts	123,000 metric tons (mt)	$338 / mt	2008
Fuel Oil Forward Contracts	164,000 mt	$337 / mt	2009
Fuel Oil Forward Contracts	25,000 mt	$317 / mt	2010
Singapore/New York Harbor
Fuel Oil Forward Contracts	28,000 mt	$371 / mt	2008
Fuel Oil Forward Contracts	37,000 mt	$366 / mt	2009
Fuel Oil Forward Contracts	6,000 mt	$349 / mt	2010

At March 31, 2008, the fair value of the foreign currency option and fuel oil forward contracts was a net asset of $48 million, of which $18 million is included in “Other current assets” and $30 million in “Investments and other assets, net.” The amount included in net income for the change in fair value of the fuel oil forward contracts relating to hedge ineffectiveness was not material for the quarters ended March 31, 2008 and 2007.

Note 9 - Stock-Based Compensation

Stock compensation expense totaled $2 million for the first quarter of 2008, compared to $3 million for the first quarter of 2007. This expense relates primarily to restricted stock awards. In the first quarter of 2008, the company granted restricted stock awards for approximately 100,000 shares, most of which vest over two years, although the company’s restricted stock awards generally vest over four years. Prior to vesting, grantees are not eligible to vote or receive dividends on the restricted shares.

The company also has a Long-Term Incentive Program (“LTIP”) for certain executive level employees. Awards are intended to be performance-based compensation as defined in Section 162(m) of the Internal Revenue Code. For the three year period 2008-2010, one-half of the LTIP awards will be based on the company’s achievement of cumulative earnings per primary share targets, and the other half will be based on the company’s achievement of total shareholder return relative to peer companies.

Note 10 - Pension and Severance Benefits

Net pension expense from the company’s defined benefit and severance plans, primarily comprised of the company’s severance plans covering Central American employees, consists of the following:

	Quarter Ended March 31,
(In thousands)	2008	2007
Defined benefit and severance plans:
Service cost	$1,589	$1,483
Interest on projected benefit obligation	1,378	1,423
Expected return on plan assets	(533)	(497)
Recognized actuarial loss	171	285
Amortization of prior service cost	16	71

	$2,621	$2,765

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

Income tax expense reflects benefits of $5 million for the first quarter of 2008, compared to $4 million for the first quarter of 2007 due to the resolution of tax contingencies in various jurisdictions.

Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for the company beginning January 1, 2007, and required any adjustments as of this date to be charged to beginning retained earnings rather than the Condensed Consolidated Statements of Income.

As a result of adopting FIN 48, the company recorded a cumulative effect adjustment of $21 million as a charge to retained earnings on January 1, 2007. On this date, the company had unrecognized tax benefits of approximately $40 million, of which $33 million, if recognized, will impact the company’s effective tax rate. The total amount of accrued interest and penalties related to uncertain tax positions on January 1, 2007 was $20 million.

At March 31, 2008, the company had unrecognized tax benefits of approximately $37 million, of which $29 million, if recognized, will impact the company’s effective tax rate. Interest and penalties included in “Income taxes” for the quarter ended March 31, 2008 were $1 million, and the cumulative interest and penalties included in the Condensed Consolidated Balance Sheet at March 31, 2008 was $18 million.

During the next twelve months, it is reasonably possible that unrecognized tax benefits impacting the effective tax rate could be recognized as a result of the expiration of statutes of limitation in the amount of $5 million plus accrued interest and penalties. In addition, the company has ongoing income tax audits in multiple jurisdictions that are in various stages of audit or appeal. If these audits are resolved favorably, unrecognized tax benefits of up to $4 million plus accrued interest and penalties could also be recognized. The timing of the resolution of these audits is highly uncertain but reasonably possible to occur in the next twelve months.

Note 12 - Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements, but does not require any additional fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. Accordingly, the company partially adopted SFAS No. 157 effective January 1, 2008, which did not have a material impact on the company’s fair value measurements and the company, consistent with FSP No. FAS 157-2, will defer application of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities. Fair value measurements where the provisions of SFAS No. 157 have not been applied include fair value assessments used in annual impairment tests of goodwill and trademarks, fair value assessments used in other impairment tests of nonfinancial assets and fair value assessments used in determining the value of assets held for sale.

SFAS No. 157 provides a singular definition of fair value that preserves the exchange price notion that existed in previous definitions of fair value; SFAS No. 157 clarified that fair value is the price to hypothetically sell an asset or transfer a liability in an orderly manner in the principal market for such asset or liability. SFAS No. 157 also establishes a three-level hierarchy that prioritizes the use of observable inputs. The three levels are:

Level 1	–	observable prices in active markets for identical assets and liabilities
Level 2	–	observable inputs other than quoted market prices in active markets for identical assets and liabilities, which includes quoted prices for similar assets or liabilities in an active market and market-corroborated inputs
Level 3	–	unobservable inputs

The level of a fair value measurement in the hierarchy is determined entirely by the lowest level input that is significant to the measurement.

		Fair Value Measurements Using
(In thousands)	March 31, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents	$112,036	$112,036	$—
Fuel and currency hedging	47,509	—	47,509
Cost investment	4,057	4,057	—

Total	$163,602	$116,093	$47,509

Cash and cash equivalents are comprised of either bank deposits or amounts invested in money market funds, the fair value of which is based on quoted market prices. The company values fuel hedging positions by applying an observable discount rate to the current market value of identical hedge positions. The company values currency hedging positions by utilizing observable or market-corroborated inputs such as exchange rates, volatility, and forward yield curves. The fair value of the cost investment is based on quoted market prices.

Note 13 - New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits voluntary measurement of many financial assets and financial liabilities at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The company did not elect the provisions of SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) expands the existing guidance related to transactions resulting in obtaining control of a business and the related recognition and measurement of assets, liabilities, contingencies, goodwill and intangible assets. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The company is currently assessing the impact of SFAS No. 141(R) on its Condensed Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 requires: (a) noncontrolling interests in subsidiaries to be separately presented within equity; (b) consolidated net income to be adjusted to include the net income attributable to the noncontrolling interest; (c) consolidated comprehensive income to be adjusted to include the comprehensive income attributed to the noncontrolling interest; (d) additional disclosures; and (e) a noncontrolling interest to continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The company is currently assessing the impact of SFAS No. 160 on its Condensed Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 amends and expands the disclosure requirements for derivative instruments and hedging activities and is effective for fiscal years beginning after November 15, 2008. The company is currently assessing the impact of SFAS No. 161 on its Condensed Consolidated Financial Statements.

On March 26, 2008, the FASB voted to issue FSP APB 14-a, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (including partial cash settlement),” which will change the accounting for convertible debt instruments that may be settled wholly or partly with cash, such as the company’s Convertible Notes. When issued, FSP APB 14-a is expected to require bifurcation of a component of the convertible debt such that the value assigned to the convertible debt liability would be initially recorded at a discount to reflect the value of a similar debt instrument without the conversion feature, with the remaining portion recorded as capital surplus. The debt would then be accreted to its face value through interest expense, thereby reflecting the market interest rate of debt. FSP APB 14-a is expected to be effective retroactively for fiscal years beginning after December 15, 2008 and will be applied to both new and previously issued convertible debt instruments. The company expects the adoption of FSP APB 14-a to increase the company’s interest expense and to lower its reported total debt prior to maturity of the Convertible Notes; however, the company is currently assessing the full impact of FSP APB 14-a on its Condensed Consolidated Financial Statements.

Note 14 - Subsequent Event

In the fourth quarter of 2007, the company announced that it was seeking strategic alternatives for its subsidiary, Atlanta AG (“Atlanta”). Atlanta operates 17 distribution centers in Germany and Austria that ripen and distribute other produce and bananas, most of which carry third-party labels. In late April 2008, the company’s board of directors authorized management to pursue a plan to sell Atlanta’s operations. Consequently, the company expects to begin accounting for Atlanta as a discontinued operation in the second quarter of 2008. There can be no assurances that any such sale will be completed. The carrying amounts of Atlanta’s assets and liabilities as of March 31, 2008 were as follows:

(In thousands)
Trade receivables, net	$180,380
Other current assets	37,625

Total current assets	218,005
Property, plant and equipment, net	96,951
Other assets	12,197

Total assets	327,153

Total current liabilities	177,405
Other liabilities	17,897

Total liabilities	195,302

Accumulated other comprehensive income	58,232

Net assets	$73,619

Item 2

CHIQUITA BRANDS INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The company’s operating results for the first quarter of 2008 improved compared to the year-ago period primarily due to improved banana pricing, strengthening of the euro, savings from the company’s business restructuring and continued recovery in retail value-added salads. The improved banana pricing reflected industry-wide constraints on availability in the first quarter of 2008, as a result of a series of adverse weather conditions throughout Central America and Ecuador. Product supply costs continue to increase significantly for purchased fruit and traded commodities, such as fuel and fertilizers; however, the company has improved year-over-year operating results for the third consecutive quarter. The company also successfully refinanced its capital structure in the first quarter to further strengthen its balance sheet.

On February 12, 2008, the company issued $200 million of 4.25% convertible senior notes due 2016 (“Convertible Notes”). The Convertible Notes provided approximately $194 million in net proceeds, which were used to repay a portion of Term Loan C. The full principal amount of the Convertible Notes matures August 15, 2016. See further information about the Convertible Notes in Note 2 to the Condensed Consolidated Financial Statements.

On March 31, 2008, the company and Chiquita Brands L.L.C. (“CBL”), the main operating subsidiary of the company, entered into a credit facility with a syndicate of banks for a six-year, $350 million senior secured credit facility (“Credit Facility”) that replaced the remaining portions of the company’s previous credit facility (“CBL Facility”). The new Credit Facility consists of a $200 million senior secured term loan (the “Term Loan”) and a $150 million senior secured revolving credit facility (the “Revolver”). The Revolver may be increased to $200 million under certain conditions. The new Credit Facility contains financial maintenance covenants that provide greater flexibility than those in the previous CBL Facility and matures March 31, 2014. See further information about the Credit Facility in Note 2 to the Condensed Consolidated Financial Statements.

In October 2007, the company announced a business restructuring plan which resulted in a charge of approximately $26 million in the fourth quarter 2007. Through the first quarter of 2008, the company realized approximately $18 million of cost reductions from this plan and remains on track to achieve its target of $65-80 million in sustainable annual cost savings.

In the fourth quarter of 2007, the company announced that it was seeking strategic alternatives for its subsidiary, Atlanta AG (“Atlanta”). Atlanta operates 17 distribution centers in Germany and Austria that ripen and distribute other produce and bananas, most of which carry third-party labels. In late April 2008, the company’s board of directors authorized management to pursue a plan to sell Atlanta’s operations. Consequently, the company expects to begin accounting for Atlanta as a discontinued operation in the second quarter of 2008. There can be no assurances that any such sale will be completed. Net sales that would not be expected to continue as a part of the company’s consolidated results after Atlanta’s sale are approximately $1.2 billion, annually. Atlanta did not represent a significant portion of consolidated operating income for the first quarters of 2008 and 2007 or for the year ended December 31, 2007. Carrying amounts of Atlanta’s net assets were approximately $74 million at March 31, 2008. See further discussion in Note 14 to the Condensed Consolidated Financial Statements.

Interim results for the company remain subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full fiscal year. The company’s results during the third and fourth quarters are generally weaker than in the first half of the year due to increased availability of competing fruits and resulting lower banana prices.

Many of the challenges that affect the company are discussed below. For a further description of these challenges and risks, see the Overview section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I – Item 1A – Risk Factors” in the company’s 2007 Annual Report on Form 10-K.

Operations

Net sales

Net sales for the first quarter of 2008 were $1.3 billion, up 6.5% from the first quarter of 2007. The increase was primarily due to higher banana pricing, higher pricing and volume in retail value-added salads and favorable foreign exchange rates, partially offset by lower banana volumes reflecting industry-wide constraints on availability in the first quarter of 2008 due to a series of adverse weather conditions throughout Central America and Ecuador.

In late April 2008, the company’s board of directors authorized management to pursue a plan to sell Atlanta’s operations. Net sales that would not be expected to continue as a part of the company’s consolidated results after Atlanta’s sale are approximately $1.2 billion, annually, of which approximately one-fourth are included in the banana segment and the rest are included in the Other Produce segment.

Operating income

Operating income was $57 million for the first quarter of 2008 compared to operating income of $18 million in the first quarter of 2007. The improvement was primarily due to higher banana pricing in each of the company’s markets, strengthening of the euro, savings from the company’s business restructuring and continued recovery in retail value-added salads. Higher banana pricing in core European and Trading markets was largely attributable to constrained supply in the first quarter of 2008 and the company’s strategy to maintain and favor its premium product quality and price differentiation over market share. In the North American market, higher banana pricing was attributable to increases in base contract prices, increases in the company’s fuel-related surcharges and the implementation during the last four weeks of the quarter of a temporary price surcharge designed to mitigate the increased costs of purchased fruit due to constrained industry-wide volume. Atlanta did not represent a significant portion of consolidated operating income for the first quarters of 2008 and 2007 or for the year ended December 31, 2007.

The company reports three business segments: Bananas, Salads and Healthy Snacks and Other Produce. The Banana segment includes the sourcing (purchase and production), transportation, marketing and distribution of bananas. The Salads and Healthy Snacks segment includes value-added salads, fresh vegetable and fruit ingredients used in foodservice, healthy snacking operations and processed fruit ingredient products. The Other Produce segment includes the sourcing, marketing and distribution of whole fresh fruits and vegetables other than bananas, as well as Just Fruit in a Bottle. In addition, to provide more transparency to the operating results of each segment, the company does not allocate certain corporate expenses to the reportable segments. These expenses are included in “Corporate” below. The company evaluates the performance of its business segments based on operating income. Intercompany transactions between segments are eliminated.

Banana Segment. In the company’s Banana segment, operating income was $61 million for the first quarter of 2008, compared to operating income of $33 million for the first quarter of 2007. Atlanta did not represent a significant portion of the Banana segment’s operating income for the first quarters of 2008 and 2007 or for the year ended December 31, 2007.

Banana segment operating results improved due to:

•	$29 million benefit from the impact of stronger European currency exchange rates.

•

$27 million from improved local banana pricing in core European markets attributable to constrained industry-wide volume in the first quarter of 2008 and the company’s strategy to maintain and favor its premium product quality and price differentiation over market share.

•

$24 million from improved pricing in North America due to increases in base contract prices, increases in fuel-related surcharges and the implementation of a temporary price surcharge designed to mitigate higher industry costs from constrained industry-wide volume in the first quarter of 2008.

•	$8 million from improved pricing in Trading markets, attributable to constrained industry-wide volume in the first quarter of 2008.

•	$7 million of higher fuel hedging gains, which partly offset higher industry costs.

•	$6 million of lower brand support and innovation costs, primarily in North America.

These improvements were partially offset during the quarter by:

•	$46 million of industry cost increases for purchased fruit, fertilizers, bunker fuel, paper and ship charters.

•	$18 million higher production costs from owned banana production, discharging and inland transportation, net of $3 million from cost-savings programs other than restructuring.

•	$10 million from lower volume, primarily in the company’s core European markets.

The percentage change in the company’s banana prices in 2008 compared to 2007 were as follows:

Q1
North America	18%
Core European Markets [1]
U.S. Dollar basis [2]	26%
Local Currency	11%
Asia Pacific and the Middle East [3]
U.S. Dollar basis	12%
Trading Markets [4]
U.S. Dollar basis	41%

The company’s banana sales volumes (in 40-pound box equivalents) were as follows:

(In millions, except percentages)	Q1 2008	Q1 2007	% Change
North America [5]	15.2	15.4	(1)%
Core European Markets [1]	12.6	14.6	(14)%
Asia and the Middle East [3]	4.9	4.7	4%
Trading Markets [4]	1.2	2.1	(43)%

Total	33.9	36.8	(8)%

[1]	The company’s “core” European markets include the 27 member states of the European Union, Switzerland, Norway and Iceland. Prior period figures include reclassifications for comparative purposes.
[2]	Prices on a U.S. dollar basis do not include the impact of hedging.
[3]	The company primarily operates through joint ventures in these regions, and most business is invoiced in U.S. dollars.
[4]	The company’s trading markets are mainly European and Mediterranean countries that do not belong to the European Union. Prior period figures include reclassifications for comparative purposes.
[5]	Total volume sold includes all banana varieties, such as Chiquita-to-Go, Chiquita minis, organic bananas and plantains. Prior period figures have been adjusted for comparative purposes.

The average spot and hedged euro exchange rates were as follows:

(Dollars per euro)	Q1 2008	Q1 2007	% Change
Euro average exchange rate, spot	$1.49	$1.31	14%
Euro average exchange rate, hedged	1.45	1.27	14%

The company has entered into put option contracts and collars to hedge its risks associated with euro exchange rate movements. Put options require an upfront premium payment. These put options can reduce the negative earnings and cash flow impact on the company of a significant future decline in the value of the euro, without limiting the benefit the company would receive from a stronger euro. Collars include call options, the sale of which reduces the company’s net option premium expense but could limit the benefit received from a stronger euro. Foreign currency hedging costs charged to the Condensed Consolidated Statements of Income were $5 million for the first quarter of 2008, compared to $6 million for the first quarter of 2007. The company also enters into forward contracts for bunker fuel used in its core shipping operations to minimize the volatility that changes in fuel prices could have on its operating results. See Note 8 to the Condensed Consolidated Financial Statements for further information on the company’s hedging instruments.

Salads and Healthy Snacks Segment. In the company’s Salads and Healthy Snacks segment, operating income was $7 million for the first quarter of 2008 compared to operating income of $1 million for the first quarter of 2007.

Salads and Healthy Snacks segment operating results improved due to:

•	$6 million less in costs from a freeze that affected lettuce sourcing a year ago, which did not recur.

•	$4 million due to improved pricing and volume in retail value-added salads.

•	$2 million of reduced selling, general and administrative expenses.

These items were offset in part by:

•	$4 million of higher industry costs, primarily due to increases in fuel and fuel-related costs.

•	$1 million of increased production costs, net of $7 million of cost savings primarily related to improved production scheduling and logistics.

Other Produce Segment. In the Other Produce segment, the operating loss was $1 million for the first quarter of 2008 compared to an operating loss of $3 million in the first quarter of 2007. The improvement resulted from the absence of $5 million of exit costs from unprofitable farm leases in Chile during the first quarter of 2007, partly offset by higher spending to expand Just Fruit in a Bottle into new geographic markets in Europe. Most other produce sales are from Atlanta.

Corporate. The company’s corporate expenses were $11 million for the first quarter of 2008 compared to $13 million in the first quarter of 2007.

Interest and Taxes. Interest expense for the first quarter of 2008 was $26 million compared to $23 million in the first quarter of 2007. Interest expense in 2008 included $9 million for the write-off of deferred financing fees resulting from the refinancing of the company’s credit facility, offset by lower borrowings in the first quarter of 2008 compared to the first quarter of 2007.

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

Income tax expense reflects benefits of $5 million for the first quarter of 2008 compared to $4 million for the first quarter of 2007, due to the resolution of tax contingencies in various jurisdictions.

Financial Condition – Liquidity and Capital Resources

In the past year, the company has taken several steps to improve its debt structure; the company completed the sale of its ships, issued $200 million of convertible senior notes and replaced its credit facility. Cash proceeds from the ship sale in the second quarter of 2007 were used to repay approximately $210 million of debt under the previous CBL Facility and the loans secured by its shipping assets. See further discussion about the ship sale in Note 3 to the Condensed Consolidated Financial Statements.

On February 12, 2008, the company issued $200 million of 4.25% convertible senior notes due 2016. The Convertible Notes provided approximately $194 million in net proceeds, which were used to repay a portion of Term Loan C under the previous CBL Facility. Interest on the Convertible Notes is payable semiannually in arrears at a rate of 4.25% per annum, beginning August 15, 2008. The Convertible Notes are unsecured, unsubordinated obligations of the parent company and rank equally with the 7 1 /2% Senior Notes, the 8 7/8% Senior Notes and any other unsecured, unsubordinated indebtedness the company may incur. The application of the net proceeds of the Convertible Notes to Term Loan C resulted in the extension of debt maturities and a decrease in interest payments. See further information about the Convertible Notes in Note 2 to the Condensed Consolidated Financial Statements, including the company’s right to redeem them and the holders’ rights to convert them prior to maturity.

On March 31, 2008, the company and CBL entered into the new Credit Facility with a syndicate of banks for a six-year, $350 million senior secured credit facility that replaced the remaining portions of the CBL Facility. The new Credit Facility consists of the Term Loan, a $200 million senior secured term loan, and the Revolver, a $150 million senior secured revolving credit facility. The Revolver may be increased to $200 million under certain conditions. The new Credit Facility contains financial maintenance covenants that provide greater flexibility than those in the CBL Facility; it contains two financial maintenance covenants, an operating company leverage covenant of 3.50x and a fixed charge covenant of 1.15x, for the life of the facility, and no holding company or consolidated leverage covenant. The other covenants in the new Credit Facility are similar to those in the CBL Facility. As of April 30, 2008, the annual interest rate on the Term Loan is LIBOR plus a margin of 4.25%, or a total of 7.00%. See further information about the Credit Facility in Note 2 to the Condensed Consolidated Financial Statements.

At March 31, 2008, no borrowings were outstanding under the Revolver and $30 million of credit availability was used to support issued letters of credit, leaving $120 million of availability under the Revolver. As more fully described in Note 4 to the Condensed Consolidated Financial Statements, the company may be required to issue letters of credit of up to approximately $42 million in connection with its appeal of certain claims of Italian customs authorities, although the company does not expect to be required to issue letters of credit in excess of $3 million for such appeals during the next year. Such letters of credit, if required, would be issued under the Revolver, which contains a $100 million sublimit for letters of credit, subject to a $50 million sublimit for non-U.S. currency letters of credit.

The company’s cash balance was $112 million at March 31, 2008, compared to $74 million at December 31, 2007 and $80 million at March 31, 2007. The increase in cash from December 31, 2007 relates primarily to financing activities.

Operating cash flow was ($13) million for the first quarter of 2008 compared to ($6) million for the first quarter in 2007. The decrease resulted from an increase in accounts receivable due to higher banana pricing and a stronger euro exchange rate.

Capital expenditures were $12 million for the first quarter of 2008 compared to $11 million for the first quarter of 2007.

Dividend payments have been suspended since 2006; any future dividends would require approval by the board of directors. Under the Credit Facility, CBL may distribute cash to CBII, the parent, for routine CBII operating expenses, interest payments on CBII’s 7 1/2 % and 8 7/8% Senior Notes, the Convertible Notes and payment of certain other specified CBII liabilities. At March 31, 2008, distributions to CBII, other than for normal overhead expenses, interest on the 7 1/2% and 8 7/8% Senior Notes and interest on the Convertible Notes, were limited to approximately $50 million, annually.

The company believes that its cash level, cash flow generated by operating subsidiaries and borrowing capacity will provide sufficient cash reserves and liquidity to fund the company’s working capital needs, capital expenditures and debt service requirements. The company’s borrowing capacity and its less-restrictive Senior Notes and Convertible Notes may be impacted by any failure to comply with the financial covenants in the Credit Facility. The company is in compliance with these covenants, and expects to remain in compliance.

Critical Accounting Policies and Estimates

See Note 13 to the Condensed Consolidated Financial Statements for information on the company’s accounting policy for measuring fair value, as a result of the adoption of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.”

New Accounting Pronouncements

See Notes 12 and 13 to the Condensed Consolidated Financial Statements for information on the new accounting pronouncements relevant to the company.

Risks of International Operations

The company conducts operations in many foreign countries, and the company’s foreign operations are subject to a variety of risks inherent in doing business abroad.

In 2001, the European Commission (“EC”) amended the quota and licensing regime for the importation of bananas into the EU. In connection with this amendment, it was agreed that the EU banana tariff rate quota system would be followed by a tariff-only system no later than 2006. In order to remain consistent with World Trade Organization (“WTO”) principles, any new EU banana tariff was required under a 2001 WTO decision to “result in at least maintaining total market access” for Latin American suppliers.

In January 2006, the EC implemented the new regime. The new regime eliminated the quota that was previously applicable and imposed a higher tariff on bananas imported from Latin America, while imports from certain African, Caribbean and Pacific sources are assessed zero tariff on 775,000 metric tons. The new tariff, which increased to €176 from €75 per metric ton, equates to an increase in cost of approximately €1.84 per box for bananas imported by the company into the EU from Latin America, Chiquita’s primary source of bananas. As a result, annually compared to 2005, the company has incurred approximately net $75 million annually in higher tariff-related costs, which consist of approximately $115 million in incremental tariff costs minus approximately $40 million in lower costs to purchase banana import licenses, which are no longer required. Neither the company nor the industry has been able to pass on these tariff cost increases to customers or consumers. The overall negative impact of the new regime on the company has been and is expected to remain substantial, despite the company’s ability to maintain its price premium in the European market.

Several countries have taken steps to challenge this tariff regime as noncompliant with the EU’s WTO obligations not to discriminate against, or raise restrictions on, bananas from Latin America. Between February and June 2007, four separate legal proceedings were filed in the WTO. Ecuador, Colombia, Panama, the United States, Nicaragua, Brazil and others are now parties to, or formally supporting, one or more of the proceedings. In December 2007, the WTO upheld the complaint by Ecuador and ruled that the EU’s banana importing practices violate international trade rules. In February 2007, the WTO upheld a comparable complaint by the United States. Both decisions are subject to appeal. WTO negotiations are now underway among some of the parties to the dispute to try to lower the tariff rate. If those efforts are not successful, and appeals are taken, final decisions are expected no earlier than late 2008. There can be no assurance that any of these WTO actions will result in changes to the EU regime, or that any resulting changes will favorably impact the company's results.

The company has international operations in many foreign countries, including those in Central America, the Philippines and Africa. The company’s activities are subject to risks inherent in operating in these countries, including government regulation, currency restrictions and other restraints, burdensome taxes, risks of expropriation, threats to employees, political instability, terrorist activities, including extortion, and risks of U.S. and foreign governmental action in relation to the company. Should such circumstances occur, the company might need to curtail, cease or alter its activities in a particular region or country.

As previously disclosed, in March 2007, the company entered into a plea agreement with the U.S. Department of Justice (“DOJ”) relating to payments made by the company’s former Colombian subsidiary to a Colombian paramilitary group designated under U.S. law as a foreign terrorist organization. The company had previously voluntarily disclosed these payments to the DOJ as having been made by its Colombian subsidiary to protect its employees from risks to their safety if the payments were not made. Under the terms of the plea agreement, the company pled guilty to one count of Engaging in Transactions with a Specially-Designated Global Terrorist Group without having first obtained a license from the U.S. Department of Treasury’s Office of Foreign Assets Control and agreed to pay a fine of $25 million, payable in five equal annual installments. The company is now facing additional litigation and investigations relating to the Colombian payments, including five tort lawsuits alleging damages by several hundred plaintiffs claiming to be family members or legal heirs of individuals allegedly killed by the AUC, and five shareholder derivative lawsuits against certain of the company’s current and former officers and directors alleging that the defendants breached their fiduciary duties to the company and/or wasted corporate assets in connections with the payments. See Note 4 to the Condensed Consolidated Financial Statements for a further description. Although the company believes it has meritorious defenses to these and other legal proceedings, regardless of the outcomes, the company will incur legal and other fees to defend itself in all these proceedings, which in the aggregate may have a significant impact on the company’s consolidated financial statements.

*    *     *    *    *

This quarterly report contains certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, are subject to a number of assumptions, risks and uncertainties, many of which are beyond the control of Chiquita, including: cost increases and the company’s ability to pass them through to its customers; changes in the competitive environment following the 2006 conversion to a tariff-only banana import regime in the European Union; unusual weather conditions; industry and competitive conditions; financing; the company’s ability to achieve the cost savings and other benefits anticipated from the restructuring announced in October 2007; product recalls and other events affecting the industry and consumer confidence in the company’s products; the customary risks experienced by global food companies, such as the impact of product and commodity prices, food safety, currency exchange rate fluctuations, government regulations, labor relations, taxes, crop risks, political instability and terrorism; and the outcome of pending claims and governmental investigations involving the company and legal fees and other costs incurred in connection with them.

The forward-looking statements speak as of the date made and are not guarantees of future performance. Actual results or developments may differ materially from the expectations expressed or implied in the forward-looking statements, and the company undertakes no obligation to update any such statements.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Management – Financial Instruments” in the company’s 2007 Annual Report on Form 10-K. As of March 31, 2008, the only material changes from the information presented in the Form 10-K are provided below.

The potential loss on the put and call options from a hypothetical 10% increase in euro currency rates would have been approximately $31 million and $27 million at March 31, 2008 and December 31, 2007, respectively. However, the company expects that any loss on these contracts would be more than offset by an increase in the dollar realization of the underlying sales denominated in foreign currencies.

The company’s debt structure has changed significantly as described in Note 2 to the Condensed Consolidated Financial Statements and in “Item 2 – Liquidity and Capital Resources” above. Chiquita’s interest rate risk relates to its fixed and variable rate debt. Total debt was $886 million at March 31, 2008 compared to $814 million at December 31, 2007. Approximately 76% and 60% of the debt had fixed interest rates at March 31, 2008 and December 31, 2007, respectively. The adverse change in fair value of the company’s fixed-rate debt from a hypothetical decline in interest rates of 0.5% would have been approximately $20 million and $12 million at March 31, 2008 and December 31, 2007, respectively. The company had approximately $210 million and $336 million of variable-rate debt at March 31, 2008 and December 31, 2007, respectively; as a result, a 1% change in interest rates would result in a change to annual interest expense of approximately $2 million and $3 million, respectively.

Item 4 - Controls and Procedures

Evaluation of disclosure controls and procedures

Chiquita maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic filings with the SEC is (a) accumulated and communicated to the company’s management in a timely manner and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of March 31, 2008, an evaluation was carried out by Chiquita’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of that date.

Changes in internal control over financial reporting

Chiquita also maintains a system of internal accounting controls, which includes internal control over financial reporting, that is designed to provide reasonable assurance that the company’s financial records can be relied on for preparation of its consolidated financial statements in accordance with generally accepted accounting principles and that its assets are safeguarded against loss from unauthorized use or disposition. An evaluation was carried out by Chiquita’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, of the company’s internal control over financial reporting. Based upon that evaluation, management concluded that during the quarter ended March 31, 2008, there were no changes in the company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II - Other Information

Item 1 - Legal Proceedings

The information in the fourth and eleventh paragraphs of Note 4 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q is hereby incorporated by reference into this Item. The additional tort lawsuit referred to in the fourth paragraph of Note 4 is captioned Julin et al. v. Chiquita Brands International, Inc., Case No. 08-20641-CIV.

Reference is made to the discussion under “Part I, Item 3—Legal Proceedings—Competition Law Proceedings” in the company’s Annual Report on Form 10-K for the year ended December 31, 2007, regarding the class action lawsuits which had been pending in the U.S. District Court for the Southern District of Florida and were settled in November 2007. On March 25, 2008, the District Court denied the individual appellant the right to proceed on appeal without paying the required costs. The District Court held that his appeal was frivolous, filed in bad faith, and that the individual had no standing to appeal because he had opted-out of the settlement.

Item 1A - Risk Factors

The following risk factors included in the company’s 2007 Form 10-K are updated in the sections of this report indicated below:

Risk Factor (from 10-K)	Location of Update in this 10-Q
Our international operations subject us to numerous risks, including U.S. and foreign governmental investigations and claims.	Note 4 to the Condensed Consolidated Financial Statements, “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Risks of International Operations.”

Item 6 - Exhibits

*	Exhibit 10.1	–	Credit Agreement dated as of March 31, 2008, among Chiquita Brands International, Inc., Chiquita Brands L.L.C., certain financial institutions as lenders and Coöperatieve Centrale Raiffeisen – Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, as administrative agent, letter of credit issuer, swing line lender, lead arranger and bookrunner. (Filed as Exhibit 10.1 to Current Report on Form 8-K dated March 28, 2008 and filed on April 3, 2008)

	Exhibit 10.2	–	Separation Agreement between Chiquita Brands International, Inc. and Robert F. Kistinger, dated March 31, 2008.

	Exhibit 31.1	–	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

	Exhibit 31.2	–	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

	Exhibit 32	–	Section 1350 Certifications

*	Incorporated by reference

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIQUITA BRANDS INTERNATIONAL, INC.

By:	/s/ Brian D. Donnan
Brian D. Donnan
Vice President and Controller
(Chief Accounting Officer)

May 2, 2008