Form 10-Q
period 2008-06-30
CHIQUITA BRANDS INTERNATIONAL INC
filed 2008-08-06
CIK 101063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 31, 2008, there were 44,184,570 shares of Common Stock outstanding.

CHIQUITA BRANDS INTERNATIONAL, INC.

PART I - Financial Information

Item 1 - Financial Statements

CHIQUITA BRANDS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$994,641	$934,010	$1,930,073	$1,839,235

Operating expenses
Cost of sales	808,693	787,544	1,588,316	1,568,801
Selling, general and administrative	99,960	97,041	180,261	184,904
Depreciation	16,753	19,149	33,456	37,124
Amortization	2,456	2,455	4,911	4,911
Equity in earnings of investees	(5,599)	(2,963)	(6,086)	(5,261)

	922,263	903,226	1,800,858	1,790,479

Operating income	72,378	30,784	129,215	48,756
Interest income	1,785	2,555	3,082	4,938
Interest expense	(17,123)	(23,678)	(43,375)	(46,694)
Other income	8,622	—	8,622	—

Income from continuing operations before income taxes	65,662	9,661	97,544	7,000
Income taxes	(6,200)	(4,300)	(5,700)	(4,300)

Income from continuing operations	59,462	5,361	91,844	2,700
Income from discontinued operations, net of income taxes	2,619	3,219	1,911	2,506

Net income	$62,081	$8,580	$93,755	$5,206

Earnings per common share - basic:
Continuing operations	$1.37	$0.12	$2.13	$0.06
Discontinued operations	0.06	0.08	0.04	0.06

	1.43	0.20	2.17	0.12

Earnings per common share - diluted:
Continuing operations	$1.31	$0.12	$2.06	$0.06
Discontinued operations	0.06	0.08	0.04	0.06

	1.37	0.20	2.10	0.12

See Notes to Condensed Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share amounts)

	June 30, 2008	December 31, 2007	June 30, 2007

ASSETS
Current assets
Cash and equivalents	$202,654	$61,264	$159,783
Trade receivables (less allowances of $10,919, $10,579 and $10,297)	353,587	291,347	312,603
Other receivables, net	101,320	102,277	90,669
Inventories	216,201	206,383	202,736
Prepaid expenses	37,873	41,129	38,520
Other current assets	62,984	27,672	2,866
Current assets of discontinued operations	231,766	191,010	183,436

Total current assets	1,206,385	921,082	990,613

Property, plant and equipment, net	329,302	343,878	347,515
Investments and other assets, net	178,879	168,624	135,281
Trademarks	449,085	449,085	449,085
Goodwill	552,761	547,637	541,007
Other intangible assets, net	139,141	144,943	149,855
Non-current assets of discontinued operations	105,985	102,353	98,873

Total assets	$2,961,538	$2,677,602	$2,712,229

CHIQUITA BRANDS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share amounts)

	June 30, 2008	December 31, 2007	June 30, 2007

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes and loans payable	$—	$718	$641
Long-term debt of subsidiaries due within one year	10,836	4,459	4,985
Accounts payable	365,129	320,016	307,289
Accrued liabilities	146,991	145,287	136,058
Current liabilities of discontinued operations	173,971	152,636	152,059

Total current liabilities	696,927	623,116	601,032

Long-term debt of parent company	675,000	475,000	475,000
Long-term debt of subsidiaries	187,898	323,013	364,726
Accrued pension and other employee benefits	56,028	59,059	62,010
Deferred gain - sale of shipping fleet	85,993	93,575	101,154
Net deferred tax liability	106,859	106,202	112,385
Other liabilities	74,565	91,127	97,969
Non-current liabilities of discontinued operations	11,612	11,037	15,242

Total liabilities	1,894,882	1,782,129	1,829,518

Commitments and contingencies

Shareholders’ equity
Common stock, $0.01 par value (44,142,849, 42,740,328 and 42,505,126 shares outstanding, respectively)	441	427	425
Capital surplus	711,178	695,647	689,575
Retained earnings	198,689	104,934	161,834
Accumulated other comprehensive income (loss) of continuing operations	98,015	45,285	(5,254)
Accumulated other comprehensive income of discontinued operations	58,333	49,180	36,131

Total shareholders’ equity	1,066,656	895,473	882,711

Total liabilities and shareholders’ equity	$2,961,538	$2,677,602	$2,712,229

See Notes to Condensed Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2008	2007
Cash provided (used) by:
Operations:

Net income	$93,755	$5,206
Income from discontinued operations	(1,911)	(2,506)
Depreciation and amortization	38,367	42,035
Write-off of deferred financing fees	8,670	1,613
Equity in earnings of investees	(6,086)	(5,261)
Amortization of the gain on sale of the shipping fleet	(7,582)	—
Changes in current assets and liabilities and other, net	(16,463)	21,597

Operating cash flow from continuing operations	108,750	62,684

Investing:

Capital expenditures	(21,156)	(20,405)
Proceeds from sales of:
Shipping fleet	—	224,814
Other property, plant and equipment	4,467	2,260
Acquisition of businesses	(2,000)	—
Hurricane Katrina insurance proceeds	—	2,995
Other, net	(977)	1,930

Investing cash flow from continuing operations	(19,666)	211,594

Financing:

Issuance of long-term debt	400,000	—
Repayments of long-term debt	(328,753)	(130,246)
Fees and other issuance costs for long-term debt	(19,139)	(106)
Borrowings of notes and loans payable	57,000	40,000
Repayments of notes and loans payable	(57,720)	(83,968)
Proceeds from exercise of stock options/warrants	12,332	578

Financing cash flow from financing operations	63,720	(173,742)

Cash flow from continuing operations	152,804	100,536

Discontinued operations:

Operating cash flow, net	(4,659)	439
Investing cash flow, net	(336)	(841)
Financing cash flow, net	(2,041)	(161)

Cash flow from discontinued operations	(7,036)	(563)

Increase in cash and equivalents	145,768	99,973
Less increase in cash and cash equivalents of discontinued operations	(4,378)	(186)

Increase in cash and cash equivalents of continuing operations	141,390	99,787

Balance at beginning of period	61,264	59,996

Balance at end of period	$202,654	$159,783

See Notes to Condensed Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Interim results for Chiquita Brands International, Inc. (“CBII”) and subsidiaries (collectively, with CBII, the company) are subject to significant seasonal variations typical to the industry and are not indicative of the results of operations for a full fiscal year. Historically, the company’s results during the third and fourth quarters have been generally weaker than in the first half of the year due to increased availability of competing fruits and resulting lower banana prices. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the results of the interim periods shown have been made.

See Notes to Consolidated Financial Statements included in the company’s 2007 Annual Report on Form 10-K for additional information relating to the company’s consolidated financial statements.

Note 1 - Earnings Per Share

Basic and diluted earnings per common share (“EPS”) are calculated as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2008	2007	2008	2007
Income from continuing operations	$59,462	$5,361	$91,844	$2,700
Income from discontinued operations	2,619	3,219	1,911	2,506

Net income	$62,081	$8,580	$93,755	$5,206

Weighted average common shares outstanding (used to calculate basic EPS)	43,507	42,468	43,183	42,416
Warrants, stock options and other stock awards	1,744	739	1,567	369

Shares used to calculate diluted EPS	45,251	43,207	44,750	42,785

Earnings per common share - basic:
Continuing operations	$1.37	$0.12	$2.13	$0.06
Discontinued operations	0.06	0.08	0.04	0.06

	1.43	0.20	2.17	0.12

Earnings per common share - diluted:
Continuing operations	$1.31	$0.12	$2.06	$0.06
Discontinued operations	0.06	0.08	0.04	0.06

	1.37	0.20	2.10	0.12

The assumed conversions to common stock of the company’s outstanding warrants, stock options, other stock awards and 4.25% convertible senior notes due 2016 are excluded from the diluted EPS computations for periods in which these items, on an individual basis, have an anti-dilutive effect on diluted EPS. For the quarter and six months ended June 30, 2008, the 4.25% convertible senior notes due 2016 did not have a dilutive effect due to the average trading price of the common shares being below the initial conversion price of $22.45 per share.

During the second quarter of 2008, 3.0 million warrants were exercised, resulting in the issuance of 0.5 million shares. As of June 30, 2008, 10.3 million warrants to purchase common shares at $19.23 per share remain outstanding and expire on March 19, 2009.

Note 2 - Discontinued Operations

In May 2008, the company entered into an agreement with UNIVEG Fruit & Vegetable BV to sell 100% of the outstanding stock of its subsidiary, Atlanta AG (“Atlanta”), and certain related real property assets. The aggregate consideration consists of approximately $85 million in cash at current exchange rates plus working capital and net debt adjustments and contingent consideration as contemplated by the agreement. Atlanta operates 18 distribution centers in Germany, Austria and Spain that ripen and distribute bananas and other produce, most of which carry third-party labels. The agreement contains customary representations, warranties and conditions to closing. The company expects that the sale will be completed in the third quarter of 2008 after completion of a normal review by EU competition authorities. Net proceeds from the sale are expected to be used primarily for debt reduction.

In connection with the pending sale, the parties will enter into a long-term strategic agreement under which Atlanta will continue to serve as the company’s preferred supplier of banana ripening and distribution services in Germany, Austria and Denmark. Sales of Chiquita bananas and other produce into these markets through the Atlanta distribution system totaled $40 million and $35 million for the quarters ended June 30, 2008 and 2007, respectively, and $78 million and $77 for the six-months ended June 30, 2008 and 2007, respectively. These continuing cash flows are not considered to be significant relative to the discontinued operations and, therefore, Atlanta meets the criteria for presentation as discontinued operations.

The company anticipates that the sale and related entry into the long-term banana ripening and distribution services agreement will result in a gain and an income tax benefit from the reversal of certain valuation allowances.

For comparative purposes, the consolidated financial statements for prior periods have been restated to present Atlanta as discontinued operations. Cash flows from discontinued operations include increases in intercompany balances due to continuing operations of $11 million and $1 million for the six months ended June 30, 2008 and 2007, respectively. Previously, approximately 75% of assets of discontinued operations were included in the other produce segment, with the remainder included in the Banana segment.

Summarized financial information for discontinued operations is as follows:

Operating Results of Discontinued Operations:

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands)	2008	2007	2008	2007
Net sales	$394,917	$321,349	$730,011	$608,552
Operating income	3,281	3,535	3,193	3,568
Income of discontinued operations before income taxes	3,219	3,519	3,111	3,506
Income taxes	(600)	(300)	(1,200)	(1,000)

Income from discontinued operations	$2,619	$3,219	$1,911	$2,506

Net sales from discontinued operations by segment:
Bananas	$68,479	$48,093	$124,299	$90,890
Other Produce	326,438	273,256	605,712	517,662

	$394,917	$321,349	$730,011	$608,552

Operating income from discontinued operations by segment:
Bananas	$207	$1,180	$550	$2,069
Other Produce	3,536	1,982	2,994	1,395
Corporate	(462)	373	(351)	104

	$3,281	$3,535	$3,193	$3,568

Balance Sheet Data of Discontinued Operations:

(In thousands)	June 30, 2008	December 31, 2007	June 30, 2007

Trade receivables, net	$186,074	$158,201	$152,435
Other current assets	45,692	32,809	31,001

Total current assets	231,766	191,010	183,436
Property, plant and equipment, net	94,569	91,245	87,183
Other assets	11,416	11,108	11,690

Total assets	337,751	293,363	282,309

Debt due within one year	8,586	9,489	10,141
Accounts payable and accrued liabilities	165,385	143,147	141,918

Total current liabilities	173,971	152,636	152,059
Debt, net of current portion	795	1,042	1,208
Other liabilities	10,817	9,995	14,034

Total liabilities	185,583	163,673	167,301

Accumulated other comprehensive income	58,333	49,180	36,131

Net assets	$93,835	$80,510	$78,877

Note 3 - Debt

Long-term debt consists of the following:

(In thousands)	June 30, 2008	December 31, 2007	June 30, 2007

Parent Company
7 1/2% Senior Notes, due 2014	$250,000	$250,000	$250,000
8 7/8% Senior Notes, due 2015	225,000	225,000	225,000
4.25% Convertible Senior Notes, due 2016	200,000	—	—

Long-term debt of parent company	$675,000	$475,000	$475,000

Subsidiaries

Credit Facility:
Term Loan	$197,500	$—	$—
CBL Facility:
Term Loan C	—	325,725	367,500
Other loans	1,234	1,747	2,211
Less current maturities	(10,836)	(4,459)	(4,985)

Long-term debt of subsidiaries	$187,898	$323,013	$364,726

4.25% Convertible Senior Notes

On February 12, 2008, the company issued $200 million of 4.25% convertible senior notes due 2016 (“Convertible Notes”). The Convertible Notes provided approximately $194 million in net proceeds, which were used to repay a portion of Term Loan C (discussed below). Interest on the Convertible Notes is payable semiannually in arrears at a rate of 4.25% per annum, beginning August 15, 2008. The Convertible Notes are unsecured, unsubordinated obligations of the parent company and rank equally with the 7 1/2% Senior Notes and the 8 7/8% Senior Notes.

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

Holders of the Convertible Notes may tender their notes for conversion between May 15 and August 14, 2016, in multiples of $1,000 in principal amount, without limitation. Prior to May 15, 2016, holders may tender their Convertible Notes for conversion under the following circumstances: (i) in any quarter, if the closing price of Chiquita common stock during 20 of the last 30 trading days of the prior quarter was above 130% of the conversion price ($29.18 per share based on the initial conversion price); (ii) if a specified corporate event occurs, such as a merger, recapitalization or issuance of certain rights or warrants; (iii) within 30 days of a “fundamental change,” which includes a change in control, merger, sale of all or substantially all of the company’s assets, dissolution or delisting; (iv) if during any 5-day trading period, the Convertible Notes are trading at less than 98% of the value of the shares into which the notes could otherwise be converted, as defined in the notes; or (v) if the company calls the Convertible Notes for redemption.

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

See Note 14 for a description of how the retroactive application of FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including partial cash settlement),” will affect accounting for the Convertible Notes, for fiscal years beginning after December 15, 2008.

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

The Term Loan matures on March 31, 2014, and bears interest, at the company’s option, at a rate per annum equal to either (i) the “Base Rate” plus 3.25% for the first six months and between 2.75% and 3.50% (based on the company’s consolidated adjusted leverage ratio) thereafter; or (ii) LIBOR plus 4.25% for the first six months and between 3.75% and 4.50% (based on the company’s consolidated adjusted leverage ratio) thereafter. The “Base Rate” is the higher of the lender’s prime rate and the Federal Funds Effective Rate plus 0.50%. The Term Loan interest rate was 6.75% at June 30, 2008. The Term Loan requires quarterly payments, amounting to 5.00% per year of the initial principal amount for the first two years and 10.00% per year of the initial principal amount for years three to six, with the remaining balance to be paid upon maturity at March 31, 2014. Borrowings under the Term Loan were used to extinguish the CBL Facility, including both Term Loan C (defined below) and the $47 million balance of the prior revolving credit facility, and to pay related fees and expenses; the company retained approximately $14 million of net proceeds.

The Revolver matures on March 31, 2014, and bears interest, at the company’s option, at a rate per annum equal to either (i) the “Base Rate” plus 2.50% for the first six months and between 2.00% and 2.75% (based on the company’s consolidated adjusted leverage ratio) thereafter; or (ii) LIBOR plus 3.50% for the first six months and between 3.00% and 3.75% (based on the company’s consolidated adjusted leverage ratio) thereafter. The company is required to pay a fee on the daily unused portion of the Revolver of 0.50% per annum. Borrowings under the Revolver may be used for working capital and other general corporate purposes, including permitted acquisitions. The Revolver contains a $100 million sub-limit for letters of credit, subject to a $50 million sub-limit for non-U.S. currency letters of credit. At June 30, 2008, there were no borrowings under the Revolver, and approximately $30 million of credit availability was used to support issued letters of credit, leaving approximately $120 million of availability.

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

The Credit Facility places customary limitations on the ability of CBL and its subsidiaries to incur additional debt, create liens, dispose of assets, carry out mergers and acquisitions and make investments and capital expenditures, as well as limitations on CBL’s ability to make loans, distributions or other transfers to CBII. However, payments to CBII are permitted: (i) whether or not any event of default exists or is continuing under the Credit Facility, for all routine operating expenses in connection with the company’s normal operations and to fund certain liabilities of CBII (including interest payments on the Senior Notes and Convertible Notes) and (ii) subject to no continuing event of default and compliance with the financial covenants, for other financial needs, including (A) payment of dividends and distributions to the company’s shareholders and (B) repurchases of the company’s common stock and warrants. At June 30, 2008, distributions to CBII, other than for normal overhead expenses and interest on the company’s Senior Notes and Convertible Notes, were limited to approximately $90 million. The Credit Facility also requires prepayment within 180 days with the net proceeds of significant asset sales (other than those related to Atlanta), unless those proceeds are reinvested in the company’s business.

Prior CBL Facility

The Credit Facility replaced the remaining portions of a previous $650 million senior secured credit facility (the “CBL Facility”), which had been amended and restated in 2006. Upon the extinguishment of the CBL Facility, the remaining $9 million of related deferred financing fees were recognized through “Interest expense” in the Condensed Consolidated Statement of Income.

The CBL Facility included a five-year, $200 million revolving credit facility (the “Revolving Credit Facility”). At December 31, 2007, no borrowings were outstanding and $31 million of credit availability was used to support issued letters of credit under the Revolving Credit Facility. At June 30, 2007, there were no borrowings outstanding and $29 million of credit availability was used to support issued letters of credit. The company repaid $80 million of borrowings under the Revolving Credit Facility in the second quarter of 2007, mostly with ship sale proceeds (see Note 4). The company borrowed an additional $57 million under the Revolving Credit Facility in January and February 2008, which was repaid in March 2008, primarily with the proceeds from the new Term Loan. At December 31, 2007 and June 30, 2007, the interest rate on the Revolving Credit Facility was LIBOR plus 3.00%.

The CBL Facility also included two seven-year term loans, one for $125 million (“Term Loan B”) and one for $375 million (“Term Loan C”), the proceeds of which were used to finance a portion of the acquisition of Fresh Express. In 2005, the company made $100 million of principal prepayments on Term Loan B. In 2007, the company repaid the remaining $24 million of Term Loan B and $40 million of Term Loan C using proceeds from the sale of its ships (see Note 4). In February 2008, the company repaid $194 million of Term Loan C with the net proceeds of the Convertible Notes, and in March 2008, the company repaid the remaining $132 million of Term Loan C with the proceeds from the new Term Loan under the new Credit Facility. At December 31, 2007 and June 30, 2007, the interest rate on Term Loan C was LIBOR plus 3.00%.

Ship-Related Debt

In June 2007, the company repaid the remaining $90 million of loans secured by its shipping assets with cash proceeds from the sale of the company’s ships (see Note 4).

Note 4 - Sale of Shipping Fleet

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

As part of the transaction, Chiquita leased back eleven of the ships for a period of seven years, with options for up to an additional five years, and one ship for a period of three years, with an option for up to an additional two years. The leases for all twelve ships qualify as operating leases. The agreements also provide for the alliance to service the remainder of Chiquita’s core ocean shipping needs for North America and Europe, including, among other things, providing seven additional refrigerated cargo ships under multi-year time charters, which commenced in December 2007 and January 2008.

The ships sold consisted of eight specialized refrigerated ships and four refrigerated container ships, which collectively transported approximately 70 percent of Chiquita’s banana volume shipped to core markets in Europe and North America. The company realized a gain on the sale of the ships of approximately $102 million, which has been deferred and will be amortized to the Condensed Consolidated Statements of Income over the initial leaseback periods at a rate of approximately $14 million per year. The company recognized approximately $4 million and $8 million of this gain in the quarter and six months ended June 30, 2008, respectively, as a reduction of cost of sales. The company recognized less than $1 million of this gain in the quarter ended June 30, 2007.

Of the $222 million net cash proceeds from the transaction, approximately $210 million was used to repay debt, including $90 million of debt associated with the ships and $120 million of borrowings under the CBL Facility.

Note 5 - Commitments and Contingencies

The company had recorded accruals in the Condensed Consolidated Balance Sheets of $20 million at June 30, 2008 and December 31, 2007 and $25 million at June 30, 2007 for liability related to the plea agreement with the U.S. Department of Justice described below. As of June 30, 2008, the company determined that losses from the other contingent liabilities described below were not probable, and therefore, no other amounts have been accrued.

Colombia-Related Matters

DOJ Settlement. As previously disclosed, in March 2007, the company entered into a plea agreement with the U.S. Department of Justice (“DOJ”) relating to payments made by the company’s former Colombian subsidiary to a Colombian paramilitary group designated under U.S. law as a foreign terrorist organization. The company had previously voluntarily disclosed these payments to the DOJ as having been made by its Colombian subsidiary to protect its employees from risks to their safety if the payments were not made. Under the terms of the plea agreement, the company pled guilty to one count of Engaging in Transactions with a Specially-Designated Global Terrorist Group without having first obtained a license from the U.S. Department of Treasury’s Office of Foreign Assets Control. The company agreed to pay a fine of $25 million, payable in five equal annual installments with interest. In September 2007, the U.S. District Court for the District of Columbia approved the plea agreement, and the company paid the first $5 million annual installment. The DOJ had earlier announced that it would not pursue charges against any current or former company executives. Pursuant to customary provisions in the plea agreement, the Court placed the company on corporate probation for five years, during which time the company must not violate the law and must implement and/or maintain certain business processes and compliance programs; violation of these requirements could result in setting aside the principal terms of the plea agreement, including the amount of the fine imposed. The company recorded a charge of $25 million in its consolidated financial statements for the quarter and year ended December 31, 2006. At June 30, 2008, $5 million of the remaining liability is included in “Accrued liabilities” and $15 million is included in “Other liabilities” on the Condensed Consolidated Balance Sheet.

Tort Lawsuits. Between June 2007 and May 2008, five lawsuits were filed against the company in U.S. federal courts, including one each in the District of Columbia, the District of New Jersey and the Southern District of New York and two in the Southern District of Florida. These lawsuits assert civil tort claims under various laws, including the Alien Tort Statute, 28 U.S.C. § 1350, the Torture Victim Protection Act, 28 U.S.C. § 1350 note, and state laws. The plaintiffs in all five lawsuits, either individually or as members of a putative class, claim to be family members or legal heirs of individuals allegedly killed or injured by armed groups that received payments from the company’s former Colombian subsidiary. The plaintiffs claim that, as a result of such payments, the company should be held legally responsible for the deaths of plaintiffs’ family members. At present, claims are asserted on behalf of approximately 900 alleged victims in the five suits. The District of Columbia, New Jersey and both Florida suits seek unspecified compensatory and punitive damages, as well as attorneys’ fees and costs; the New Jersey suit also requests treble damages and disgorgement of profits, although it does not explain the basis of such demands. The New York suit contains a specific demand of $10 million in compensatory damages and $10 million in punitive damages for each of the 628 alleged victims in that suit. All five lawsuits have been centralized in the U.S. District Court for the Southern District of Florida for consolidated or coordinated pretrial proceedings. The company believes the plaintiffs’ claims are without merit and is defending itself vigorously.

In March 2008, an additional tort lawsuit was filed against the company in the U.S. District Court for the Southern District of Florida. The plaintiffs are American citizens who allege that they are the survivors of five American nationals kidnapped and killed by an armed group in Colombia during the 1990s. Similar to the five Alien Tort Statute lawsuits filed against the company, the plaintiffs contend that the company should be held liable because its former Colombian subsidiary allegedly provided material support to the armed group. The plaintiffs in this case assert civil claims under the Antiterrorism Act, 18 U.S.C. § 2331, et seq., and state tort laws. The suit seeks unspecified compensatory damages, treble damages, attorneys’ fees and costs and punitive damages. The company believes the plaintiffs’ claims are without merit and is defending itself vigorously.

Derivative Lawsuits. Between October and December 2007, five shareholder derivative lawsuits were filed against certain of the company’s current and former officers and directors. Three of the cases were filed in federal courts, one each in the Southern District of Ohio, the District of Columbia and the District of New Jersey. Two of the cases were filed in state courts, one each in New Jersey and Ohio. All five complaints allege that the named defendants breached their fiduciary duties to the company and/or wasted corporate assets in connection with the payments that were the subject of the company’s March 2007 plea agreement with the DOJ, described above. The complaints seek unspecified damages against the named defendants; two of them also seek the imposition of certain equitable remedies on the company. The New Jersey state court action also asserts claims against the company’s former auditor, Ernst & Young LLP. None of the actions seeks any monetary recovery from the company.

In early January 2008, the claims in the New Jersey state court suit against the company’s current and former officers and directors were dismissed without prejudice. The plaintiff refiled those claims in the U.S. District Court for the District of Columbia. In April 2008, the remaining claims against Ernst & Young in the New Jersey state court were also dismissed without prejudice. In June 2008, the plaintiff filed a notice of appeal from the January and April 2008 orders insofar as they related to Ernst & Young. In February 2008, the Ohio state court derivative lawsuit was stayed, pending progress of the federal derivative proceedings. All four of the federal derivative lawsuits have been centralized in the Southern District of Florida, together with the tort lawsuits described above, for consolidated or coordinated pretrial proceedings.

In April 2008, the company’s Board of Directors established a Special Litigation Committee to investigate and analyze the allegations and claims asserted in the derivative lawsuits and to determine what action the company should take with respect to them, including whether it is in the best interests of the company and its shareholders to pursue these claims. The Special Litigation Committee is continuing to review these matters.

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

Italian Customs Cases

In October 2004, the company’s Italian subsidiary, Chiquita Italia, received the first of several notices from various customs authorities in Italy stating that it is potentially liable for additional duties and taxes on the import of bananas by Socoba S.r.l. (“Socoba”) from 1998 to 2000 for sale to Chiquita Italia. The claims aggregate approximately €26.9 million, plus interest currently estimated at approximately €17.6 million. The customs authorities claim that the amounts are due because these bananas were imported with licenses that were subsequently determined to have been forged and that Chiquita Italia should be jointly liable with Socoba because (a) Socoba was controlled by the former general manager of Chiquita Italia and (b) the import transactions benefited Chiquita Italia, which arranged for Socoba to purchase the bananas from another Chiquita subsidiary and, after customs clearance, sell them to Chiquita Italia. Chiquita Italia is contesting these claims through appropriate proceedings, principally on the basis of its good faith belief at the time the import licenses were obtained and used that they were valid. In connection with these claims, there are also criminal proceedings pending in Italy against certain individuals alleged to have been involved. A claim has been filed in one of these proceedings seeking to obtain a civil recovery against Chiquita Italia for damages, should there ultimately be a criminal conviction and a finding of damages. Although Chiquita Italia believes it has strong defenses against this claim, any recovery would not, in any event, significantly increase the company’s potential liability and would be largely offset against any amounts that could be recovered in the civil cases described below.

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

In early March 2008, Chiquita Italia was required to provide documents and information to the Italian fiscal police at its offices in Rome in connection with a criminal investigation into imports of bananas by Chiquita Italia during 2004-2005, and the payment of customs duties on these imports. While only preliminary information is available, the focus of the investigation appears to be on the importation process in which Chiquita International Limited sold bananas to various holders of so-called Type A import licenses, which in turn imported the bananas and resold them to Chiquita Italia or other Chiquita entities. The company believes that all of the transactions under investigation were legitimate under both Italian and European Union (“EU”) law at all times, that the types of transactions apparently under investigation were widely accepted by competent authorities across the EU and by the European Commission (“EC”), and that all of the underlying import transactions were entirely genuine. In the event that Italian prosecutors determine to pursue this matter, the legal representatives of Chiquita Italia during these years could be charged under applicable provisions of Italian law and Chiquita Italia could be determined to be civilly liable for damages, including applicable duties and penalties. Chiquita Italia is defending all of the transactions at issue vigorously.

Competition Law Proceedings

In June 2005, the company announced that its management had become aware that certain of its employees had shared pricing and volume information with competitors in Europe over many years in violation of European competition laws and company policies, and may have engaged in other conduct which did not comply with European competition laws or applicable company policies. The company promptly stopped the conduct and notified the EC and other regulatory authorities of these matters.

In July 2007, the company received a Statement of Objections from the EC in relation to this matter. In its Statement of Objections, the EC indicated its preliminary conclusion that an infringement of the European competition rules had occurred. The company filed its response to the Statement of Objections with the EC in September 2007. An oral hearing, in which the companies identified in the Statement of Objections had an opportunity to make oral presentations to the EC, occurred in February 2008. The company expects a final EC decision to be issued sometime during the third quarter of 2008, but there are no assurances with respect to actual timing. As part of the broad investigations triggered by the company’s voluntary notification, the EC is also investigating certain alleged conduct in southern Europe in addition to the conduct that is the subject of the Statement of Objections. The company is cooperating fully in that investigation.

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

Other

In November 2007, the company received a favorable decision from the court of second instance in Turin, Italy, for the refund of certain consumption taxes paid between 1980 and 1990. The company recognized other income of $9 million, or $6 million net of tax, when this refund was received in the second quarter of 2008. The company has a number of other similar claims pending in different Italian jurisdictions and any gains that may occur will be recognized as the related gain contingencies are resolved and cash is received. The November Turin ruling has no binding effect on the claims in other jurisdictions, which may take years to resolve.

Note 6 - Inventories

(In thousands)	June 30, 2008	December 31, 2007	June 30, 2007

Bananas	$38,221	$38,749	$38,669
Salads	11,320	8,103	8,992
Other fresh produce	4,309	1,743	8,632
Processed food products	16,995	16,402	12,597
Growing crops	82,454	86,429	79,269
Materials, supplies and other	62,902	54,957	54,577

	$216,201	$206,383	$202,736

Note 7 - Segment Information

The company reports the following three business segments:

•	Bananas: The Banana segment includes the sourcing (purchase and production), transportation, marketing and distribution of bananas.

•

Salads and Healthy Snacks: The Salads and Healthy Snacks segment includes ready to eat, packaged salads, referred to in the industry as “value-added salads”; fresh vegetable and fruit ingredients used in foodservice; processed fruit ingredient products and healthy snacking operations, including the company’s European smoothie product, Just Fruit in a Bottle.

•	Other Produce: The Other Produce segment includes the sourcing, marketing and distribution of whole fresh fruits and vegetables other than bananas.

Beginning in the second quarter of 2008, the company modified its reportable business segments to move Just Fruit in a Bottle to Salads and Healthy Snacks from Other Produce to realign with the company’s internal management reporting procedures. Prior period figures have been restated to reflect this change. In addition, the company does not allocate certain corporate expenses to the reportable segments. These expenses are included in “Corporate.” The company evaluates the performance of its business segments based on operating income from continuing operations. Intercompany transactions between segments are eliminated. Discontinued operations were previously included in the Banana and Other Produce segments. See further information related to discontinued operations in Note 2.

Financial information for each segment follows:

(In thousands)	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales of continuing operations:
Bananas	$562,702	$480,373	$1,090,812	$960,408
Salads and Healthy Snacks	350,463	337,025	685,267	631,375
Other Produce	81,476	116,612	153,994	247,452

	$994,641	$934,010	$1,930,073	$1,839,235

Operating income (loss) of continuing operations:
Bananas	$88,957	$43,266	$149,767	$75,806
Salads and Healthy Snacks	(5,861)	9,976	(2,226)	8,092
Other Produce	4,512	11	7,942	(357)
Corporate	(15,230)	(22,469)	(26,268)	(34,785)

	$72,378	$30,784	$129,215	$48,756

Note 8 - Comprehensive Income

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands)	2008	2007	2008	2007
Income from continuing operations	$59,462	$5,361	$91,844	$2,700
Other comprehensive income from continuing operations:
Unrealized foreign currency translation gains	369	749	1,294	1,045
Change in fair value of cost investment	(870)	(379)	(3,325)	1,282
Change in fair value of derivatives	61,839	1,088	54,915	3,844
Losses (gains) reclassified from OCI into net income (loss)	2,171	5,555	270	11,794
Pension liability adjustments	173	309	(424)	(32)

Comprehensive income from continuing operations	123,144	12,683	144,574	20,633

Income from discontinued operations	2,619	3,219	1,911	2,506
Other comprehensive income from discontinued operations:
Unrealized foreign currency translation gains	22	1,887	8,659	2,910
Pension liability adjustments	14	(1,111)	494	(1,065)

Comprehensive income from discontinued operations	2,655	3,995	11,064	4,351

Comprehensive income	$125,799	$16,678	$155,638	$24,984

Note 9 - Hedging

The company enters into contracts to hedge its risks associated with euro exchange rate movements, primarily to reduce the negative earnings and cash flow impact that any significant decline in the value of the euro would have on the conversion of euro-based revenue into U.S. dollars. The company reduces these exposures by purchasing put options and collars. Purchased put options, which require an upfront premium payment, can reduce the negative earnings impact on the company of a significant future decline in the value of the euro, without limiting the benefit received from a stronger euro. Through 2008, the company also utilized collars, which include call options that reduced the company’s net option premium expense but could limit the benefit received from a stronger euro.

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

Foreign currency hedging costs charged to the Condensed Consolidated Statements of Income were $6 million and $7 million for the second quarters of 2008 and 2007, respectively, and $11 million and $13 million for the six months ended June 30, 2008 and 2007, respectively. These costs reduce any favorable impact of the exchange rate on U.S. dollar realizations of euro-denominated sales. At June 30, 2008, unrealized losses of $14 million on the company’s currency hedges were included in “Accumulated other comprehensive income of continuing operations,” $10 million of which is expected to be reclassified to net income in the next twelve months. Unrealized gains of $108 million on the fuel forward contracts were also included in “Accumulated other comprehensive income of continuing operations” at June 30, 2008, $65 million of which is expected to be reclassified to net income during the next twelve months.

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

At June 30, 2008, the company’s hedge portfolio consisted of the following:

Hedge Instrument	Notional Amount		Average Rate/Price	Settlement Year

Currency Hedges
Purchased Euro Put Options	€144 million		$1.40 /	€2008
Sold Euro Call Options	€142 million		$1.56 /	€2008
Purchased Euro Put Options	€346 million		$1.39 /	€2009
Purchased Euro Put Options	€40 million		$1.47 /	€2010

Fuel Hedges
3.5% Rotterdam Barge:
Fuel Oil Forward Contracts	82,000 metric tons	(mt)	$338 / mt	2008
Fuel Oil Forward Contracts	164,000 mt		$337 / mt	2009
Fuel Oil Forward Contracts	25,000 mt		$317 / mt	2010
Singapore/New York Harbor:
Fuel Oil Forward Contracts	19,000 mt		$370 / mt	2008
Fuel Oil Forward Contracts	37,000 mt		$366 / mt	2009
Fuel Oil Forward Contracts	6,000 mt		$349 / mt	2010

At June 30, 2008, the fair value of the foreign currency option and fuel oil forward contracts was a net asset of $112 million, of which $62 million is included in “Other current assets” and $50 million in “Investments and other assets, net.” The amount included in net income for the change in fair value of the fuel oil forward contracts relating to hedge ineffectiveness was not material for the quarters ended June 30, 2008 and 2007.

Note 10 - Stock-Based Compensation

Stock compensation expense totaled $2 million for the second quarters of 2008 and 2007 and $5 million for the six months ended June 30, 2008 and 2007. This expense relates primarily to restricted stock awards. In the first quarter of 2008, the company granted restricted stock awards for approximately 100,000 shares, most of which vest over two years, although the company’s restricted stock awards generally vest over four years. Prior to vesting, grantees are not eligible to vote or receive dividends on the restricted shares.

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

Note 11 - Pension and Severance Benefits

Net pension expense from continuing operations from the company’s defined benefit and severance plans, primarily comprised of the company’s severance plans covering Central American employees, consists of the following:

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands)	2008	2007	2008	2007
Defined benefit and severance plans:
Service cost	$1,574	$1,424	$3,146	$2,864
Interest on projected benefit obligation	1,195	1,270	2,388	2,549
Expected return on plan assets	(506)	(471)	(1,011)	(942)
Recognized actuarial loss	157	224	314	452
Amortization of prior service cost	17	69	33	140

	$2,437	$2,516	$4,870	$5,063

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

Income tax expense reflects benefits due to the resolution of tax contingencies in various jurisdictions of $1 million and zero for the second quarters of 2008 and 2007, respectively, and $6 million and $4 million for the six months ended June 30, 2008 and 2007, respectively.

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

At June 30, 2008, the company had unrecognized tax benefits of approximately $36 million, of which $28 million, if recognized, will impact the company’s effective tax rate. Interest and penalties included in “Income taxes” for the quarter and six months ended June 30, 2008 were $1 million and $1 million, respectively, and the cumulative interest and penalties included in the Condensed Consolidated Balance Sheet at June 30, 2008 was $18 million.

During the next twelve months, it is reasonably possible that unrecognized tax benefits impacting the effective tax rate could be recognized as a result of the expiration of statutes of limitation in the amount of $5 million plus accrued interest and penalties. In addition, the company has ongoing income tax audits in multiple jurisdictions that are in various stages of audit or appeal. If these audits are resolved favorably, unrecognized tax benefits of up to $4 million plus accrued interest and penalties could also be recognized. The timing of the resolution of these audits is uncertain but reasonably possible to occur in the next twelve months.

Note 13 - Fair Value Measurements

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. Accordingly, the company partially adopted SFAS No. 157 effective January 1, 2008, which did not have a material impact on the company’s fair value measurements, and will defer application of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities. Fair value measurements where the provisions of SFAS No. 157 have not been applied include fair value assessments used in annual impairment tests of goodwill and trademarks, in other impairment tests of nonfinancial assets and in the valuation of assets held for sale.

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

Level 1	–	observable prices in active markets for identical assets and liabilities;

Level 2	–	observable inputs other than quoted market prices in active markets for identical assets and liabilities, which include quoted prices for similar assets or liabilities in an active market and market-corroborated inputs; and

Level 3	–	unobservable inputs.

The level of a fair value measurement in the hierarchy is determined entirely by the lowest level input that is significant to the measurement.

		Fair Value Measurements Using
(In thousands)	June 30, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)

Cash and cash equivalents	$202,654	$202,654	$—
Fuel and currency hedging	112,272	—	112,272
Cost investment	3,187	3,187	—

Total	$318,113	$205,841	$112,272

Cash and cash equivalents are comprised of either bank deposits or amounts invested in money market funds, the fair value of which is based on quoted market prices. Cash and cash equivalents included in “Current assets of discontinued operations” were $18 million at June 30, 2008 and are also comprised of either bank deposits or amounts invested in money market funds, the fair value of which is based on quoted market prices (Level 1). The company values fuel hedging positions by applying an observable discount rate to the current market value of identical hedge positions. The company values currency hedging positions by utilizing observable or market-corroborated inputs such as exchange rates, volatility, and forward yield curves. The fair value of the cost investment is based on quoted market prices.

Note 14 - New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits voluntary measurement of many financial assets and financial liabilities at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The company did not elect to apply the provisions of SFAS No. 159.

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

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This FSP is effective for fiscal years beginning after December 15, 2008. The company is currently assessing the impact of FSP FAS 142-3 on its Condensed Consolidated Financial Statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to Statement of Auditing Standards Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The company is currently assessing the impact of SFAS No. 162 on its Condensed Consolidated Financial Statements.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including partial cash settlement),” which will change the accounting for convertible debt instruments that may be settled wholly or partly with cash, such as the company’s Convertible Notes. This FSP requires convertible debt to be accounted for as two elements: a convertible debt liability recorded at a discount to reflect the value of a similar debt instrument without the conversion feature and the value of the conversion feature upon issuance recorded as capital surplus. The debt is then accreted to its face value through interest expense, thereby reflecting the market interest rate of debt. This FSP is effective retroactively for fiscal years beginning after December 15, 2008 and will be applied to both new and previously issued convertible debt instruments. The company expects the adoption of FSP APB 14-1 to increase the company’s interest expense and to lower its reported total debt prior to maturity of the Convertible Notes; however, the company is currently assessing the full impact of FSP APB 14-1 on its Condensed Consolidated Financial Statements.

Item 2

CHIQUITA BRANDS INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The company’s operating results for the quarter and six months ended June 30, 2008 improved significantly compared to the year-ago periods primarily due to improved banana pricing in each of the company’s markets, strengthening of the euro and savings from the company’s 2007 business restructuring. The improved banana pricing reflected continuing constraints on availability in the second quarter of 2008. The company achieved these improvements in operating results despite significant increases in industry and other product supply costs for purchased fruit, raw product and traded commodities, such as fuel and fertilizers. The company’s pricing actions and cost reduction programs have allowed it to overcome these continuing cost increases and to improve operating results, particularly in the banana segment. Though the positive banana results were partially offset by weakness in the company’s salad operations, the company continues to invest in new products and product innovations to further diversify its product portfolio, such as Just Fruit in a Bottle, the company’s European smoothie product. The company’s results are subject to significant seasonal variations and interim results are not indicative of the results of operations for the full fiscal year. The company’s results during the third and fourth quarters are generally weaker than in the first half of the year due to increased availability of competing fruits and resulting lower banana prices. The company expects these seasonal trends to apply in 2008.

In May 2008, the company entered into an agreement with UNIVEG Fruit and Vegetables BV to sell 100% of the outstanding stock of its subsidiary, Atlanta AG (“Atlanta”), and certain related real property assets. The aggregate consideration consists of approximately $85 million in cash at current exchange rates, plus working capital and net debt adjustments and contingent consideration as contemplated by the agreement. Atlanta operates 18 distribution centers in Germany, Austria and Spain that ripen and distribute bananas and other produce, most of which carry third-party labels. The company expects that the sale will be completed in the third quarter of 2008 after the completion of a normal review by EU competition authorities. Net proceeds from the sale are expected to be used primarily for debt reduction. In connection with the pending sale, the parties will enter into a long-term strategic agreement under which Atlanta will continue to serve as the company’s preferred supplier of banana ripening and distribution services in Germany, Austria and Denmark. The company anticipates that the sale and related entry into the services agreement will result in a gain and an income tax benefit from the reversal of certain valuation allowances. Summary financial information for these discontinued operations can be found in Note 2 to the Condensed Consolidated Financial Statements. Prior to presentation as discontinued operations, Atlanta’s results had been included in the Banana and Other Produce segments.

The company completed successfully the refinancing of its debt in the first quarter to further strengthen its balance sheet, summarized as follows:

•

On February 12, 2008, the company issued $200 million of 4.25% convertible senior notes due 2016 (“Convertible Notes”). The Convertible Notes provided approximately $194 million in net proceeds, which were used to repay debt. The full principal amount of the Convertible Notes matures August 15, 2016. See further information about the Convertible Notes in Note 3 to the Condensed Consolidated Financial Statements.

•	On March 31, 2008, the company and Chiquita Brands L.L.C. (“CBL”), its main operating subsidiary, entered into a credit facility with a syndicate of banks for a six-year, $350 million senior secured credit facility (“Credit Facility”) that replaced the remaining portions of the company’s previous credit facility (“CBL Facility”). The new Credit Facility consists of a $200 million senior secured term loan (the “Term Loan”) and a $150 million senior secured revolving credit facility (the “Revolver”). See further information about the Credit Facility in Note 3 to the Condensed Consolidated Financial Statements.

In October 2007, the company undertook a business restructuring plan which resulted in a charge of approximately $26 million in the fourth quarter of 2007. The company remains on track to achieve its target of $65-80 million in 2008 of sustainable annual cost savings.

The company is pursuing a potential relocation of its European headquarters from Belgium to Switzerland, which the company believes would optimize its long-term tax structure. The company is required to negotiate severance and other benefits in accordance with Belgian law for the approximately 100 employees that may be affected. The company would confirm its preliminary decision to relocate after completion of the negotiations. The company expects that such a move would begin in late 2008 and conclude in mid-2009.

Many of the challenges that affect the company are discussed below. For a further description of these challenges and risks, see the Overview section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I - Item 1A - Risk Factors” in the company’s 2007 Annual Report on Form 10-K.

Operations

Net Sales

Net sales from continuing operations for the second quarter of 2008 were $1.0 billion, up 6% from the second quarter of 2007. Net sales from continuing operations for the six months ended June 30, 2008 were $1.9 billion, up 5% from the year-ago period. The increases were primarily due to higher banana pricing and favorable foreign exchange rates, partially offset by continued lower banana volumes reflecting constraints on availability.

Net sales from discontinued operations were $395 million and $321 million in the second quarters of 2008 and 2007, respectively. Net sales from discontinued operations were $730 million and $609 million for the six months ended June 30, 2008 and 2007, respectively. The increases were primarily due to favorable foreign exchange rates. Summarized financial information of discontinued operations for the quarters and six months ended June 30, 2008 and 2008 can be found in Note 2 to the Condensed Consolidated Financial Statements.

Operating Income - Second Quarter

Operating income from continuing operations was $72 million and $31 million for the second quarters of 2008 and 2007, respectively. The improvement year-over-year was due to higher banana pricing in each of the company’s markets, strengthening of the euro and savings from the company’s business restructuring. Higher banana pricing in core European and Trading markets continued to be attributable to constrained supply during the quarter and the company’s strategy to maintain and favor its premium product quality and price differentiation rather than market share. In the North American market, higher banana pricing was attributable to increases in base contract prices, the company’s fuel-related surcharge, and the continuation of a surcharge designed to mitigate the higher costs due to constrained volume availability. The positive banana results were partially offset by weakness in salad operations and increased investment in innovation.

Operating income from discontinued operations was $3 million and $4 million in the second quarters of 2008 and 2007, respectively. Summarized financial information of discontinued operations for the quarters and six months ended June 30, 2008 and 2007 can be found in Note 2 to the Condensed Consolidated Financial Statements.

The company reports the following three business segments:

•	Bananas: The Banana segment includes the sourcing (purchase and production), transportation, marketing and distribution of bananas.

•

Salads and Healthy Snacks: The Salads and Healthy Snacks segment includes ready to eat, packaged salads, referred to in the industry as “value-added salads”; fresh vegetable and fruit ingredients used in foodservice; processed fruit ingredient products and healthy snacking operations, including the company’s European smoothie product, Just Fruit in a Bottle.

•	Other Produce: The Other Produce segment includes the sourcing, marketing and distribution of whole fresh fruits and vegetables other than bananas.

Beginning in the second quarter of 2008, the company modified its reportable business segments to move Just Fruit in a Bottle to Salads and Healthy Snacks from Other Produce to realign with the company’s internal management reporting procedures. Prior period figures have been restated to reflect this change. In addition, the company does not allocate certain corporate expenses to the reportable segments. These expenses are included in “Corporate.” The company evaluates the performance of its business segments based on operating income from continuing operations. Intercompany transactions between segments are eliminated. Discontinued operations were previously included in the Banana and Other Produce segments. See further information related to discontinued operations in Note 2 to the Condensed Consolidated Financial Statements.

Banana Segment. In the company’s Banana segment, operating income from continuing operations was $89 million and $43 million for the second quarters of 2008 and 2007, respectively.

Banana segment operating income from continuing operations improved due to:

•

$49 million from improved revenue in North America due to increases in base contract prices, increases in fuel-related surcharges and cost recovery from the implementation of a surcharge designed to mitigate the impact of increased costs from constrained industry-wide volume availability.

•	$29 million benefit from the impact of stronger European currency exchange rates.

•

$14 million from improved local banana pricing in core European markets attributable to constrained volume and the company’s strategy to maintain and favor its premium product quality and price differentiation rather than market share.

•	$8 million of higher fuel hedging gains, which partly offset higher industry costs.

•	$5 million from improved pricing in Trading markets (defined below), attributable to constrained volume availability.

These improvements were partially offset during the quarter by:

•	$32 million of industry cost increases for purchased fruit, fertilizers, bunker fuel, paper and ship charters.

•	$16 million higher production costs from owned banana production, discharging and inland transportation, net of $4 million from cost-savings programs other than restructuring.

•	$8 million from lower volume, primarily in the company’s core European markets.

The percentage changes in the company’s banana prices in 2008 compared to 2007 were as follows:

	Q2	YTD
North America [1]	35%	27%
Core European Markets [2]
U.S. Dollar basis [3]	23%	25%
Local Currency	6%	9%
Asia Pacific and the Middle East [4]
U.S. Dollar basis	15%	13%
Trading Markets [5]
U.S. Dollar basis	26%	33%

The company’s banana sales volumes (in 40-pound box equivalents) were as follows:

	Q2 2008	Q2 2007	% Change	YTD 2008	YTD 2007	% Change
(In millions, except percentages)
North America [6]	16.1	16.0	1%	31.3	31.4	0%
Core European Markets [2]	12.7	13.8	(8)%	25.2	28.4	(11)%
Asia and the Middle East [4]	6.1	4.5	36%	11.0	9.2	20%
Trading Markets [5]	1.4	2.6	(46)%	2.6	4.7	(45)%

Total	36.3	36.9	(2)%	70.1	73.7	(5)%

[1]	North America pricing includes fuel-related and other surcharges.
[2]	The company’s “core” European markets include the 27 member states of the European Union, Switzerland, Norway and Iceland. Prior period figures include reclassifications for comparative purposes.
[3]	Prices on a U.S. dollar basis do not include the impact of hedging.
[4]	The company primarily operates through joint ventures in these regions, and most business is invoiced in U.S. dollars.
[5]	The company’s trading markets are mainly European and Mediterranean countries that do not belong to the European Union. Prior period figures include reclassifications for comparative purposes.
[6]	Total volume sold includes all banana varieties, such as Chiquita-to-Go, Chiquita minis, organic bananas and plantains. Prior period figures have been adjusted for comparative purposes.

The average spot and hedged euro exchange rates were as follows:

	Q2 2008	Q2 2007	% Change	YTD 2008	YTD 2007	% Change
(Dollars per euro)
Euro average exchange rate, spot	$1.56	$1.35	16%	$1.53	$1.33	15%
Euro average exchange rate, hedged	1.52	1.30	17%	1.49	1.29	16%

The company has entered into put option contracts and collars to hedge its risks associated with euro exchange rate movements. Put options require an upfront premium payment. These put options can reduce the negative earnings and cash flow impact on the company of a significant future decline in the value of the euro, without limiting the benefit the company would receive from a stronger euro. Collars include call options, the sale of which reduces the company’s net option premium expense but could limit the benefit received from a stronger euro. Foreign currency hedging costs charged to the Condensed

Consolidated Statements of Income were $6 million for the second quarter of 2008, compared to $7 million for the second quarter of 2007. The company also enters into forward contracts for bunker fuel used in its core shipping operations to minimize the volatility that changes in fuel prices could have on its operating results. See Note 9 to the Condensed Consolidated Financial Statements for further information on the company’s hedging instruments.

Discontinued operations did not represent a significant portion of the Banana segment’s operating income for the second quarter of 2008 or 2007. See further information related to discontinued operations in Note 2 to the Condensed Consolidated Financial Statements.

Salads and Healthy Snacks Segment. In the company’s Salads and Healthy Snacks segment, operating loss was $6 million for the second quarter of 2008 compared to operating income of $10 million for the second quarter of 2007. The company’s goodwill and intangible assets are primarily a result of the 2005 acquisition of Fresh Express. As such, the operating results of the salads business are relevant to the annual impairment testing of goodwill and intangible assets, and the extent to which the company is able to improve the operating results of the salads business will affect the recoverability of these assets. In order to improve the profitability of the segment, the company has initiated a series of short and mid-term action plans, which include strategies to drive profitable business through mechanisms to more quickly adjust contract pricing to cost changes, operating efficiencies, cost reductions and new product innovation.

Salads and Healthy Snacks segment operating results declined due to:

•	$10 million of higher industry costs due to increases in fuel and raw product costs in North American salad operations.

•

$6 million of increased production and transportation costs primarily related to temporary network inefficiencies during the process of consolidating processing and distribution centers, net of $7 million of cost savings in North American salad operations.

•	$5 million of incremental investment during the quarter in the continued successful geographic expansion of the Just Fruit in a Bottle line of products, which is now in six countries in Europe.

•	$5 million of higher costs driven by product mix, including the expansion of single-serve Gourmet Café salads and growth in more value-added Healthy Snacking products.

•	$2 million of increased sourcing costs associated with the industry-wide FDA recall of tomatoes.

These items were offset in part by:

•	$7 million due to higher pricing in retail value-added salads including improved mix, increased fuel surcharge revenues to offset higher costs, and improved trade spending management.

•	$2 million of E. Coli research funding in 2007, which did not repeat.

•	$2 million of lower selling, general and administrative expenses in North America salad operations as a result of the 2007 restructuring.

Other Produce Segment. In the Other Produce segment, net sales from continuing operations were $81 million and $117 million for the second quarters of 2008 and 2007, respectively. The decrease was due to the elimination of third-party sales in Chile and lower-margin sales of Mexican vegetables. Operating income from continuing operations was $5 million and break even for the second quarters of 2008 and 2007, respectively. The improvement in operating performance was driven by the exit of the Chilean operations in 2007, and by improved performance of non-banana whole fresh fruit in North America and Europe.

Other Produce operating income from discontinued operations was $4 million and $2 million for the second quarters of 2008 and 2007, respectively. See further information related to discontinued operations in Note 2 to the Condensed Consolidated Financial Statements.

Corporate. The company’s corporate expenses from continuing operations were $15 million and $22 million for the second quarters of 2008 and 2007, respectively. The improvement was primarily due to savings from the 2007 restructuring plan, partly offset by higher incentive compensation accruals, and the absence of a $3 million charge in 2007 related to a settlement of U.S. antitrust litigation.

Other Income. During the quarter ended June 30, 2008, the company recognized $9 million of other income, or $6 million net of income tax, from the resolution of claims and receipt of refunds of certain non-income taxes paid between 1980 and 1990 in Italy.

Operating Income - Year-to-Date

Operating income from continuing operations was $129 million and $49 million for the six months ended June 30, 2008 and 2007, respectively. The year-to-date operating results improved year-over-year due to higher banana pricing in each of the company’s markets, strengthening of the euro and savings from the company’s business restructuring. Higher banana pricing in core European and Trading markets was attributable to constrained supply during the period and the company’s strategy to maintain and favor its premium product quality and price differentiation rather than market share. In the North American market, higher banana pricing was attributable to increases in base contract prices, the company’s fuel-related surcharge, and the continuation of a surcharge designed to mitigate the higher costs due to constrained volume availability. The positive banana results were partially offset by weakness in salad operations and increased investment in innovation.

Banana Segment. In the company’s Banana segment, operating income from continuing operations was $150 million and $76 million for the six months ended June 30, 2008 and 2007, respectively.

Banana segment operating results from continuing operations improved due to:

•

$73 million from improved revenue in North America due to increases in base contract prices, increases in fuel-related surcharges and cost recovery from the implementation of a surcharge designed to mitigate the impact of increased costs from constrained industry-wide volume availability.

•	$58 million benefit from the impact of stronger European currency exchange rates.

•

$41 million from improved local banana pricing in core European markets attributable to constrained volume supply and the company’s strategy to maintain and favor its premium product quality and price differentiation rather than market share.

•	$15 million of higher fuel hedging gains, which partly offset higher industry costs.

•	$13 million from improved pricing in Trading markets, attributable to constrained volume availability.

•	$6 million of lower brand support and innovation costs, primarily in North America.

These improvements were partially offset during the quarter by:

•	$78 million of industry cost increases for purchased fruit, fertilizers, bunker fuel, paper and ship charters.

•	$34 million higher production costs from owned banana production, discharging and inland transportation, net of $7 million from cost-savings programs other than restructuring.

•	$18 million from lower volume, primarily in the company’s core European markets.

Information on the company’s banana pricing and volume for the six months ended June 30, 2008 and 2007 is included in the Operating Income - Second Quarter section above.

Foreign currency hedging costs charged to the Condensed Consolidated Statements of Income were $11 million and $13 million for the six months ended June 30, 2008 and 2007, respectively. Information on average spot and hedged euro exchange rates is included in the Operating Income - Second Quarter section above.

Discontinued operations did not represent a significant portion of the Banana segment’s operating income for the six months ended June 30, 2008 or 2007. See further information related to discontinued operations in Note 2 to the Condensed Consolidated Financial Statements.

Salads and Healthy Snacks Segment. The company’s Salads and Healthy Snacks segment incurred an operating loss of $2 million for the six months ended June 30, 2008 compared to operating income of $8 million for the six months ended June 30, 2007. The company’s goodwill and intangible assets are primarily a result of the 2005 acquisition of Fresh Express. As such, the operating results of the salads business are relevant to the annual impairment testing of goodwill and intangible assets, and the extent to which the company is able to improve the operating results of the salads business will affect the recoverability of these assets. In order to improve the profitability of the segment, the company has initiated a series of short and mid-term action plans, which include strategies to drive profitable business through mechanisms to more quickly adjust contract pricing to cost changes, operating efficiencies, cost reductions and new product innovation.

Salads and Healthy Snacks segment operating results declined due to:

•	$14 million of higher industry costs due to increases in fuel and raw product costs in North American salad operations.

•

$7 million of increased production and transportation costs primarily related to temporary network inefficiencies during the process of consolidating processing and distribution centers, net of $14 million of cost savings in North American salad operations.

•	$7 million of incremental investment during the quarter in the continued successful geographic expansion of the Just Fruit in a Bottle line of products, which is now in six countries in Europe.

•	$5 million of higher costs driven by product mix, including the expansion of single-serve Gourmet Café salads and growth in more value-added Healthy Snacking products.

•	$2 million of increased sourcing costs associated with the industry-wide FDA recall of tomatoes.

These items were offset in part by:

•	$11 million due to higher pricing and volume in retail value-added salads including improved mix, increased fuel surcharge revenues to offset higher costs, and improved trade spending management.

•	$6 million less in costs from a freeze that affected lettuce sourcing a year ago, which did not recur.

•	$4 million of lower selling, general and administrative expenses in North America salad operations as a result of the 2007 restructuring.

•	$2 million of E. Coli research funding in 2007, which did not repeat.

Other Produce Segment. In the Other Produce segment, net sales were $154 million and $247 million for the six months ended June 30, 2008 and 2007, respectively. The decrease in net sales was due to the elimination of third-party sales in Chile and of lower-margin sales of Mexican vegetables. In the Other Produce segment, the operating income from continuing operations was $8 million and break even for the six months ended June 30, 2008 and 2007, respectively. The increase in operating performance was driven by the exit of the Chilean operations in 2007, and by improved performance of non-banana whole fresh fruit in North America and Europe.

Other Produce segment operating income from discontinued operations was $3 million and $1 million for the six months ended June 30, 2008 and 2007, respectively. See further information related to discontinued operations in Note 2 to the Condensed Consolidated Financial Statements.

Corporate. The company’s corporate expenses were $26 million and $35 million for the six months ended June 30, 2008 and 2007, respectively. The improvement is primarily due to savings from the 2007 restructuring plan, partly offset by higher incentive compensation accruals and the absence of a $3 million charge in 2007 related to a settlement of U.S. antitrust litigation.

Other Income. During the quarter and six months ended June 30, 2008, the company recognized $9 million of other income, or $6 million net of income tax, from the resolution of claims and the receipt of refunds of certain non-income taxes paid between 1980 and 1990 in Italy.

Interest and Taxes. Interest expense from continuing operations was $17 million and $24 million for the second quarters of 2008 and 2007, respectively. Interest expense from continuing operations was $43 million and $47 million for the six months ended June 30, 2008 and 2007, respectively. Interest expense from continuing operations for the six months ended June 30, 2008 included $9 million in the first quarter of 2008 for the write-off of deferred financing fees as a result of refinancing the company’s credit facility. Interest expense from continuing operations for the six months ended June 30, 2007 included $2 million for the second quarter of 2007 for the write-off of deferred financing fees resulting from the sale of the company’s shipping fleet and subsequent repayment of debt. Interest expense from continuing operations decreased despite these write-offs due to lower borrowings in the second quarter of 2008 and the six months ended June 30, 2008, compared to the same periods in 2007.

See Note 14 to the Condensed Consolidated Financial Statements for a description of how the retroactive application of FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including partial cash settlement),” will affect accounting for the Convertible Notes, for fiscal years beginning after December 15, 2008.

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

Income tax expense from continuing operations reflects benefits of $1 million and zero for the second quarters of 2008 and 2007, respectively, due to the resolution of tax contingencies in various jurisdictions. Income tax expense from continuing operations reflects benefits of $6 million and $4 million for the six months ended June 30, 2008 and 2007, respectively, due to the resolution of tax contingencies in various jurisdictions.

Discontinued operations did not include a significant amount of interest expense for the quarter or six months ended June 30, 2008 or 2007 or for the year ended December 31, 2007. See Note 2 to the Condensed Consolidated Financial Statements for further information related to income tax expense of discontinued operations.

Financial Condition - Liquidity and Capital Resources

The company has significantly improved its debt structure by the repaying debt with approximately $210 million of proceeds from the sale of its ships in 2007, issuing $200 million of Convertible Notes and replacing its prior credit facility with the new Credit Facility in the first quarter of 2008. These transactions extended debt maturities and achieved more flexible financial covenants. See further discussion of the debt and the ship sale in Notes 3 and 4 to the Condensed Consolidated Financial Statements.

On February 12, 2008, the company issued $200 million of 4.25% convertible senior notes due 2016. On March 31, 2008, the company and CBL entered into a new Credit Facility with a syndicate of banks for a six-year, $350 million senior secured credit facility, which consists of the Term Loan, a $200 million senior secured term loan, and the Revolver, a $150 million senior secured revolving credit facility. The new Credit Facility contains financial maintenance covenants that provide greater flexibility than those in the previous CBL Facility; it contains two financial maintenance covenants, an operating company leverage covenant of 3.50x and a fixed charge covenant of 1.15x, for the life of the facility. The other covenants in the new Credit Facility are similar to those in the CBL Facility. As of July 31, 2008, the annual interest rate on the Term Loan is LIBOR plus a margin of 4.25%, or a total of 6.75%. See further information about the Convertible Notes and the Credit Facility in Note 4 to the Condensed Consolidated Financial Statements.

At June 30, 2008, no borrowings were outstanding under the Revolver and $30 million of credit availability was used to support issued letters of credit, leaving $120 million of availability under the Revolver. As more fully described in Note 5 to the Condensed Consolidated Financial Statements, the company may be required to issue additional letters of credit in connection with its appeal of certain claims of Italian customs authorities, although the company does not expect to be required to issue letters of credit in excess of $10 million for such appeals during the next year. Such letters of credit, if required, would be issued under the Revolver, which contains a $100 million sublimit for letters of credit, subject to a $50 million sublimit for non-U.S. currency letters of credit.

The company expects to use the proceeds from the sale of Atlanta primarily to reduce debt. The sale is expected to be completed in the third quarter of 2008 for approximately $85 million at current exchange rates plus adjustments for working capital and net cash (debt) in accordance with the SPA.

Total debt of discontinued operations was $9 million, $11 million and $11 million at June 30, 2008, December 31, 2007 and June 30, 2007, respectively.

The company’s balance of cash and cash equivalents of continuing operations was $203 million, $61 million and $160 million at June 30, 2008, December 31, 2007 and June 30, 2007, respectively. The increase in cash from December 31, 2007 relates primarily to operating income and a net increase of long-term debt from the company’s issuance of the Convertible Notes in the first quarter of 2008.

At June 30, 2008, several current asset line items, other than cash (discussed above), are larger than at December 31, 2007 or June 30, 2007 primarily due to higher sales, foreign currency exchange rates and the change in market value of fuel swap contracts.

Operating cash flow from continuing operations was $109 million and $63 million for the six months ended June 30, 2008 and 2007, respectively. The increase was primarily driven by higher banana pricing and a stronger euro exchange rate. Operating cash flow from discontinued operations was ($5) million and less than $1 million for the six months ended June 30, 2008 and 2007 respectively.

Capital expenditures were $21 million and $20 million for the six months ended June 30, 2008 and 2007, respectively.

The company has not made dividend payments since 2006, and any future dividends would require approval by the board of directors. Under the Credit Facility, CBL may distribute cash to CBII, the parent, for routine CBII operating expenses, interest payments on CBII’s 7 1/2% and 8 7/8% Senior Notes, the Convertible Notes and payment of certain other specified CBII liabilities. At June 30, 2008, distributions to CBII, other than for normal overhead expenses, interest on the 7 1/2% and 8 7/8% Senior Notes and interest on the Convertible Notes, were limited to approximately $90 million, annually.

The company believes that its cash level, cash flow generated by operating subsidiaries and borrowing capacity will provide sufficient cash reserves and liquidity to fund the company’s working capital needs, capital expenditures and debt service requirements. The company is in compliance with the financial covenants of the Credit Facility and expects to remain in compliance.

Critical Accounting Policies and Estimates

See Note 12 to the Condensed Consolidated Financial Statements for information on the company’s accounting policy for measuring fair value, as a result of the adoption of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.”

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

In January 2006, the EC implemented the new regime. The new regime eliminated the quota that was previously applicable and increased the tariff to €176 per metric ton (up from €75 metric ton) on bananas imported from Latin America, while allowing imports from African, Caribbean and Pacific (“ACP”) sources to enter tariff-free up to 775,000 metric tons. In January 2008, the 775,000 metric ton ACP quota was eliminated, enabling unlimited quantities of ACP bananas to enter the EU tariff-free. The increased tariff on Latin American bananas equates to an increase in cost of approximately €1.84 per box for bananas imported by the company into the EU from Latin America, Chiquita’s primary source of bananas. As a result, in 2006 compared to 2005, the company incurred approximately net $75 million annually in higher tariff-related costs, which consisted of approximately $115 million in incremental tariff costs minus approximately $40 million in lower costs to purchase banana import licenses. Since 2006, such costs have been greater due to the increase in the value of the euro. Neither the company nor the industry has been able to pass on these tariff-cost increases to customers or consumers. The overall negative impact of the new regime on the company has been and is expected to remain substantial, despite the company’s ability to maintain its price premium in the European market.

Several countries have taken steps to challenge this tariff regime as noncompliant with the EU’s WTO obligations not to discriminate against, or raise restrictions on, bananas from Latin America. Between February and June 2007, four separate legal proceedings were filed in the WTO. Ecuador, Colombia, Panama, the United States, Nicaragua, Brazil and others are now parties to, or formally supporting, one or more of the proceedings. In December 2007, the WTO upheld the complaint by Ecuador and ruled that the EU’s banana importing practices violate international trade rules. In February 2007, the WTO upheld a comparable complaint by the United States. Both decisions are subject to appeal. WTO negotiations have been conducted among the interested parties to lower the tariff. Although a tentative agreement was reached in July 2008 between Latin American countries and the EC to lower the tariff from €148 per metric ton in 2009 to €114 per metric ton in 2016, it is not clear whether the EC will abide by that agreement. If it does not, further legal proceedings are expected to be taken, including appellate proceedings in which final decisions would not be issued before late 2008. There can be no assurance that any of these WTO proceedings or negotiations will result in changes to the EU regime, or that any resulting changes will favorably impact the company’s results.

The company has international operations in many foreign countries, including those in Latin America, the Philippines and Africa. The company’s activities are subject to risks inherent in operating in these countries, including government regulation, currency restrictions and other restraints, burdensome taxes, risks of expropriation, threats to employees, political instability, terrorist activities, including extortion, and risks of U.S. and foreign governmental action in relation to the company. Should such circumstances occur, the company might need to curtail, cease or alter its activities in a particular region or country. In addition, as a result of such matters, the company may be subject from time to time to investigations, fines and legal proceedings, and, regardless of the outcomes, the legal fees and other costs incurred in defense of such matters may be significant. See Note 5 to the Condensed Consolidated Financial Statements for a further description of certain matters which could have an impact on the company’s consolidated financial statements.

*    *    *    *    *

This quarterly report contains certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond the control of Chiquita, including: the customary risks experienced by global food companies, such as food safety, prices for commodity and other inputs, currency exchange rate fluctuations, government regulations, labor relations, taxes, crop risks, political instability and terrorism, and industry costs and competitive conditions; changes in the competitive environment following the 2006 conversion to a tariff-only banana import regime in the European Union; unusual weather conditions; access to and cost of financing; the company’s ability to achieve the cost savings and other benefits anticipated from the 2007 restructuring; product recalls and other events affecting the industry and consumer confidence in company products; the company’s ability to consummate the pending sale of Atlanta AG; and the outcome of pending claims and governmental investigations involving the company, and the legal fees and other costs incurred in connection with them.

The forward-looking statements speak as of the date made and are not guarantees of future performance. Actual results or developments may differ materially from the expectations expressed or implied in the forward-looking statements, and the company undertakes no obligation to update any such statements.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Management - Financial Instruments” in the company’s 2007 Annual Report on Form 10-K. As of June 30, 2008, the only material changes from the information presented in the Form 10-K are provided below.

The potential loss on the put and call options from a hypothetical 10% increase in euro currency rates would have been approximately $24 million and $27 million at June 30, 2008 and December 31, 2007, respectively. However, the company expects that any loss on these contracts would be more than offset by an increase in the dollar realization of the underlying sales denominated in foreign currencies.

The company’s debt structure has changed significantly as described in Note 3 to the Condensed Consolidated Financial Statements and in “Item 2 - Financial Condition - Liquidity and Capital Resources” above. Chiquita’s interest rate risk relates to its fixed and variable rate debt. Total debt of continuing operations was $874 million at June 30, 2008 compared to $803 million at December 31, 2007. Approximately 77% and 60% of the debt had fixed interest rates at June 30, 2008 and December 31, 2007, respectively. The adverse change in fair value of the company’s fixed-rate debt from a hypothetical decline in interest rates of 0.5% would have been approximately $17 million and $12 million at June 30, 2008 and December 31, 2007, respectively. The company had approximately $200 million and $336 million of variable-rate debt of continuing operations at June 30, 2008 and December 31, 2007, respectively; as a result, a 1% change in interest rates would result in a change to annual interest expense of approximately $2 million and $3 million, respectively.

Item 4 - Controls and Procedures

Evaluation of disclosure controls and procedures

Chiquita maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic filings with the SEC is (a) accumulated and communicated to the company’s management in a timely manner and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of June 30, 2008, an evaluation was carried out by Chiquita’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of that date.

Changes in internal control over financial reporting

Chiquita also maintains a system of internal accounting controls, which includes internal control over financial reporting, that is designed to provide reasonable assurance that the company’s financial records can be relied on for preparation of its consolidated financial statements in accordance with generally accepted accounting principles and that its assets are safeguarded against loss from unauthorized use or disposition. An evaluation was carried out by Chiquita’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, of the company’s internal control over financial reporting. Based upon that evaluation, management concluded that during the quarter ended June 30, 2008, there were no changes in the company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II - Other Information

Item 1 - Legal Proceedings

The information in the second through eighth paragraphs of Note 5 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q is hereby incorporated by reference into this Item. Regardless of their outcomes, the company will incur legal and other fees to defend itself in the proceedings described therein, which may have a significant impact on the company’s financial statements. The company maintains insurance policies for the types of costs involved in defending the tort lawsuits described in the third and fourth paragraphs of Note 5, but some of its insurers have disputed, and others are likely to dispute, their obligations to provide such coverage for all or part of such costs. There can be no assurance that any claims under the above policies will result in insurance recoveries.

Reference is made to the discussions under “Part I, Item 3 - Legal Proceedings - Competition Law Proceedings” in the company’s Annual Report on Form 10-K for the year ended December 31, 2007 and the second paragraph of Part II, Item 1 - Legal Proceedings in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, regarding the class action lawsuits which had been pending in the U.S. District Court for the Southern District of Florida and were settled in November 2007. With the resolution of the indirect purchaser’s purported appeal, the indirect purchaser settlement agreement, entered into in June 2007, becomes final and effective on August 6, 2008 and the company has begun a program to comply with its terms.

Item 1A - Risk Factors

The following risk factors included in the company’s 2007 Form 10-K are updated in the sections of this report indicated below:

Risk Factor (from 10-K)	Location of Update in this 10-Q

Increased tariff costs and competition in the European banana market resulting from changes in the EU banana import regime implemented in 2006 has adversely affected our European business and our operating results and will continue to do so.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risks of International Operations.

Item 4 - Submission of Matters to a Vote of Security Holders

In connection with the company’s Annual Meeting of Shareholders on May 22, 2008, proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. The following votes (representing 84% of the shares eligible to vote) were cast at that meeting:

1.	Election of Directors

	Votes
Name	For	Against	Withheld
Fernando Aguirre	35,932,276	—	553,983
Howard W. Barker, Jr.	34,964,955	—	1,521,304
William H. Camp	36,434,731	—	51,528
Robert W. Fisher	34,445,015	—	2,014,244
Clare M. Hasler	35,196,940	—	1,289,319
Durk I. Jager	34,492,510	—	1,993,749
Jaime Serra	35,051,913	—	1,434,346
Steven P. Stanbrook	35,047,393	—	1,438,866

2.	Reapprove the Performance Measures Applicable to Performance-Based Awards Under the Chiquita Stock and Incentive Plan

Votes
For	Against	Abstain	Broker Non-Vote
34,996,123	1,417,979	72,157	0

Item 6 - Exhibits

Exhibit 10.1 - Credit Agreement dated as of March 31, 2008, among Chiquita Brands International, Inc., Chiquita Brands L.L.C., certain financial institutions as lenders, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, as administrative agent, letter of credit issuer, swing line lender, lead arranger and bookrunner, conformed to include amendments included in First Amendment to Credit Agreement and Consent entered into as of June 30, 2008.

+	Exhibit 10.2 - Sale and Purchase Agreement dated as of May 13, 2008 by and among Hameico Fruit Trade, GmbH with the acknowledgment of Chiquita Brands International, Inc., and Univeg Fruit & Vegetable N.V., with the acknowledgment of De Weide Blik N.V.

Exhibit 10.3 - Chiquita Brands International, Inc. Capital Accumulation Plan, conformed to include amendments through July 8, 2008.

Exhibit 10.4 - Chiquita Brands International, Inc. Chiquita Stock and Incentive Plan, conformed to include amendments through July 8, 2008.

Exhibit 10.5 - Amended and Restated Directors Deferred Compensation Program, conformed to include amendments through July 8, 2008.

Exhibit 10.6 - Executive Officer Severance Pay Plan, conformed to include amendments through July 8, 2008.

Exhibit 10.7 - Amendment dated July 30, 2008 to the Employment Agreement dated January 12, 2004 as amended April 12, 2007, between Chiquita Brands International, Inc. and Fernando Aguirre, for compliance with IRC §409A.

Exhibit 10.8 - Form of Amendment to Restricted Stock Award and Agreement for employees, including executive officers, approved on July 30, 2008, applicable to grantees who may attain “Retirement” prior to issuance of the shares.

Exhibit 10.9 - Form of Amendment to Restricted Stock Award and Agreement for employees, including executive officers, approved on July 30, 2008, applicable to grantees who will not attain “Retirement” prior to issuance of the shares.

Exhibit 10.10 - Form of Amendment to Restricted Stock Award and Agreement with non-management directors for compliance with IRC§409A.

Exhibit 10.11 - Form of Restricted Stock Award and Agreement with non-management directors for compliance with IRC§409A.

Exhibit 10.12 - Chiquita Brands International, Inc. 1997 Amended and Restated Deferred Compensation Plan conformed to include amendments through July 29, 2008.

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32 - Section 1350 Certifications

+	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted portions have been filed with the Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIQUITA BRANDS INTERNATIONAL, INC.

By:	/s/ Brian D. Donnan
Brian D. Donnan
Vice President and Controller
(Chief Accounting Officer)

August 6, 2008