Form 10-Q
period 2008-09-30
CHIQUITA BRANDS INTERNATIONAL INC
filed 2008-11-03
CIK 101063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 17, 2008, there were 44,298,690 shares of Common Stock outstanding.

CHIQUITA BRANDS INTERNATIONAL, INC.

PART I—Financial Information

Item 1—Financial Statements

CHIQUITA BRANDS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per share amounts)

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
	2008	2007	2008	2007
Net sales	$840,031	$785,179	$2,770,104	$2,624,414

Operating expenses:
Cost of sales	734,851	676,262	2,323,167	2,245,063
Selling, general and administrative	94,399	96,063	274,660	280,967
Depreciation	14,152	18,274	47,608	55,398
Amortization	2,457	2,456	7,368	7,367
Equity in earnings of investees	(910)	(580)	(6,996)	(5,841)

	844,949	792,475	2,645,807	2,582,954

Operating income (loss)	(4,918)	(7,296)	124,297	41,460

Interest income	2,242	3,217	5,324	8,155
Interest expense	(17,030)	(20,314)	(60,405)	(67,008)
Gain on debt extinguishment, net	9,573	—	9,573	—
Other income	—	—	8,622	—

Income (loss) from continuing operations before income taxes	(10,133)	(24,393)	87,411	(17,393)
Income tax benefit (expense)	4,200	(1,500)	(1,500)	(5,800)

Income (loss) from continuing operations	(5,933)	(25,893)	85,911	(23,193)
Income (loss) from discontinued operations, net of income taxes	371	(2,340)	2,282	166

Net income (loss)	$(5,562)	$(28,233)	$88,193	$(23,027)

Earnings per common share—basic:
Continuing operations	$(0.13)	$(0.61)	$1.97	$(0.55)
Discontinued operations	—	(0.05)	0.06	0.01

	$(0.13)	$(0.66)	$2.03	$(0.54)

Earnings per common share—diluted:
Continuing operations	$(0.13)	$(0.61)	$1.93	$(0.55)
Discontinued operations	—	(0.05)	0.05	0.01

	$(0.13)	$(0.66)	$1.98	$(0.54)

See Notes to Condensed Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share amounts)

	September 30, 2008	December 31, 2007	September 30, 2007
ASSETS
Current assets:
Cash and equivalents	$170,085	$61,264	$119,234
Trade receivables (less allowances of $10,016, $10,579 and $10,137)	319,537	291,347	287,081
Other receivables, net	105,248	102,277	86,661
Inventories	225,630	206,383	206,883
Prepaid expenses	40,968	41,129	44,060
Other current assets	47,823	27,672	8,402
Current assets of discontinued operations	—	191,010	158,949

Total current assets	909,291	921,082	911,270

Property, plant and equipment, net	325,022	343,878	333,218
Investments and other assets, net	163,954	168,624	153,289
Trademarks	449,085	449,085	449,085
Goodwill	552,791	547,637	541,007
Other intangible assets, net	137,576	144,943	147,399
Non-current assets of discontinued operations	—	102,353	100,332

Total assets	$2,537,719	$2,677,602	$2,635,600

CHIQUITA BRANDS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share amounts)

	September 30, 2008	December 31, 2007	September 30, 2007
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes and loans payable	$—	$718	$675
Long-term debt of subsidiaries due within one year	10,670	4,459	4,401
Accounts payable	298,238	320,016	289,655
Accrued liabilities	153,074	145,287	148,558
Current liabilities of discontinued operations	—	152,636	137,877

Total current liabilities	461,982	623,116	581,166

Long-term debt of parent company	608,758	475,000	475,000
Long-term debt of subsidiaries	185,261	323,013	323,939
Accrued pension and other employee benefits	56,109	59,059	60,096
Deferred gain – sale of shipping fleet	82,202	93,575	97,366
Net deferred tax liability	106,369	106,202	111,328
Other liabilities	65,884	91,127	90,295
Non-current liabilities of discontinued operations	—	11,037	16,235

Total liabilities	1,566,565	1,782,129	1,755,425

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value (44,289,165, 42,740,328 and 42,516,001 shares outstanding, respectively)	443	427	425
Capital surplus	714,429	695,647	692,973
Retained earnings	193,127	104,934	133,601
Accumulated other comprehensive income of continuing operations	63,155	45,285	11,498
Accumulated other comprehensive income of discontinued operations	—	49,180	41,678

Total shareholders’ equity	971,154	895,473	880,175

Total liabilities and shareholders’ equity	$2,537,719	$2,677,602	$2,635,600

See Notes to Condensed Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2008	2007
Cash provided (used) by:

Operations:
Net income (loss)	$88,193	$(23,027)
Income from discontinued operations	(2,282)	(166)
Depreciation and amortization	54,976	62,765
Write-off of deferred financing fees	8,670	1,613
Gain on debt extinguishment, net	(9,573)	—
Equity in earnings of investees	(6,996)	(5,841)
Amortization of the gain on sale of the shipping fleet	(11,373)	(4,653)
Changes in current assets and liabilities and other, net	(75,295)	32,670

Operating cash flow from continuing operations	46,320	63,361

Investing:
Capital expenditures	(31,835)	(33,430)
Net proceeds from sales of:
Atlanta AG, net of $13,743 cash included in the net assets of Atlanta AG on the date of sale	88,974	—
Shipping fleet	—	224,814
Other property, plant and equipment	6,668	2,876
Acquisition of businesses	(3,171)	—
Hurricane Katrina insurance proceeds	—	2,995
Other, net	(932)	1,441

Investing cash flow from continuing operations	59,704	198,696

Financing:
Issuance of long-term debt	400,000	—
Repayments of long-term debt	(386,626)	(171,628)
Fees and other issuance costs for long-term debt	(19,392)	(130)
Borrowings of notes and loans payable	57,000	40,000
Repayments of notes and loans payable	(57,719)	(83,968)
Proceeds from exercise of stock options/warrants	12,334	609

Financing cash flow from financing operations	5,597	(215,117)

Cash flow from continuing operations	111,621	46,940

Discontinued operations:
Operating cash flow, net	13,645	14,475
Investing cash flow, net	(513)	(1,040)
Financing cash flow, net	(2,772)	(1,261)

Cash flow from discontinued operations	10,360	12,174

Increase in cash and equivalents	121,981	59,114
(Decrease) increase in cash and equivalents of discontinued operations	(13,160)	124

Increase in cash and equivalents of continuing operations	108,821	59,238

Balance at beginning of period	61,264	59,996

Balance at end of period	$170,085	$119,234

See Notes to Condensed Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Interim results for Chiquita Brands International, Inc. (“CBII”) and subsidiaries (collectively, with CBII, the “company”) are subject to significant seasonal variations typical to the industry and are not indicative of the results of operations for a full fiscal year. Historically, the company’s results during the third and fourth quarters have been generally weaker than in the first half of the year due to increased availability of competing fruits and resulting lower banana prices. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the results of the interim periods shown have been made.

See Notes to Consolidated Financial Statements included in the company’s 2007 Annual Report on Form 10-K for additional information relating to the company’s consolidated financial statements.

Note 1 – Earnings Per Share

Basic and diluted earnings per common share (“EPS”) are calculated as follows:

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
(In thousands, except per share amounts)	2008	2007	2008	2007
Income (loss) from continuing operations	$(5,933)	$(25,893)	$85,911	$(23,193)
Income (loss) from discontinued operations	371	(2,340)	2,282	166

Net income (loss)	$(5,562)	$(28,233)	$88,193	$(23,027)

Weighted average common shares outstanding (used to calculate basic EPS)	44,244	42,508	43,537	42,446
Warrants, stock options and other stock awards	—	—	1,045	—

Shares used to calculate diluted EPS	44,244	42,508	44,582	42,446

Earnings per common share—basic:
Continuing operations	$(0.13)	$(0.61)	$1.97	$(0.55)
Discontinued operations	—	(0.05)	0.06	0.01

	$(0.13)	$(0.66)	$2.03	$(0.54)

Earnings per common share—diluted:
Continuing operations	$(0.13)	$(0.61)	$1.93	$(0.55)
Discontinued operations	—	(0.05)	0.05	0.01

	$(0.13)	$(0.66)	$1.98	$(0.54)

The assumed conversions to common stock of the company’s outstanding warrants, stock options, other stock awards and 4.25% convertible senior notes due 2016 are excluded from the diluted EPS computations for periods in which these items, on an individual basis, have an anti-dilutive effect on diluted EPS. For the quarter and nine months ended September 30, 2008, the effect of the 4.25% convertible senior notes due 2016 would have been anti-dilutive because the average trading price of the common shares was below the initial conversion price of $22.45 per share. For the quarter ended September 30, 2008, the quarter ended September 30, 2007 and the nine months ended September 30, 2007, shares used to calculate diluted EPS would have been 45.4 million, 43.2 million and 42.9 million, respectively, if the company had generated net income.

During the nine months ended September 30, 2008, 3.0 million warrants were exercised, resulting in the issuance of 0.5 million shares. As of September 30, 2008, 10.3 million warrants to purchase common shares at $19.23 per share remain outstanding and expire on March 19, 2009.

Note 2 – Discontinued Operations

In May 2008, the company entered into an agreement with UNIVEG Fruit & Vegetable BV to sell 100% of the outstanding stock of its subsidiary, Atlanta AG (“Atlanta”), and certain related real property assets. The sale was completed on August 19, 2008 for aggregate consideration of (i) €65 million in cash ($97 million) including working capital and net debt adjustments and (ii) contingent consideration to be determined based on future performance criteria. Of the total consideration, €6 million ($8 million) is being held in escrow for up to 18 months to secure any potential obligations of the company under the agreement; this amount is included in “Investments and other assets, net” on the Condensed Consolidated Balance Sheet. The company recognized a $1 million net gain on the sale of Atlanta, which is included in “Income (loss) from discontinued operations” in the Condensed Consolidated Statement of Income and a $2 million income tax benefit to continuing operations from the reversal of certain valuation allowances. The net cash proceeds from the transaction were primarily used to reduce debt as described in Note 3.

In connection with the sale, the parties entered into a long-term agreement under which Atlanta will continue to serve as the company’s preferred supplier of banana ripening and distribution services in Germany, Austria and Denmark. In connection with this agreement and as part of the calculation of the net gain on the sale, the company recognized a $9 million deferred credit, which will be amortized to reduce cost of sales over the initial 5-year term of the ripening and distribution services agreement. The continuing cash flows are not considered to be significant in relation to the overall activities of Atlanta and, therefore, Atlanta is presented as discontinued operations in the Condensed Consolidated Financial Statements. Through the date of the sale, sales of Chiquita bananas and other produce into these markets through the Atlanta distribution system totaled $15 million and $35 million for the quarters ended September 30, 2008 and 2007, respectively, and $93 million and $112 million for the nine months ended September 30, 2008 and 2007, respectively.

For comparative purposes, the Condensed Consolidated Financial Statements for prior periods have been restated to present Atlanta as discontinued operations. Cash flows from discontinued operations included an increase in intercompany balances due to continuing operations of $2 million for the nine months ended September 30, 2008, compared to a decrease of $12 million for the nine months ended September 30, 2007, respectively. Previously, approximately three-fourths of the assets of discontinued operations were included in the Other Produce segment, with the remainder included in the Banana segment.

Summarized financial information for discontinued operations is as follows:

Operating Results of Discontinued Operations:

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
(In thousands)	2008	2007	2008	2007
Net sales	$184,736	$275,951	$914,747	$884,503

Operating income (loss)	(959)	(2,454)	2,234	1,114

Income (loss) of discontinued operations before income taxes	371	(2,540)	3,482	966
Income tax benefit (expense)	—	200	(1,200)	(800)

Income (loss) from discontinued operations	$371	$(2,340)	$2,282	$166

Net sales from discontinued operations by segment:
Bananas	$37,800	$40,394	$162,099	$131,284
Other Produce	146,936	235,557	752,648	753,219

	$184,736	$275,951	$914,747	$884,503

Operating income (loss) from discontinued operations by segment:
Bananas	$—	$(123)	$550	$1,946
Other Produce	(999)	(2,848)	1,995	(1,453)
Corporate	40	517	(311)	621

	$(959)	$(2,454)	$2,234	$1,114

Balance Sheet Data of Discontinued Operations:

(In thousands)	December 31, 2007	September 30, 2007
Trade receivables, net	$158,201	$130,411
Other current assets	32,809	28,538

Total current assets	191,010	158,949

Property, plant and equipment, net	91,245	89,482
Other assets	11,108	10,850

Total assets	293,363	259,281

Debt due within one year	9,489	9,635
Accounts payable and accrued liabilities	143,147	128,242

Total current liabilities	152,636	137,877

Debt, net of current portion	1,042	1,221
Other liabilities	9,995	15,014

Total liabilities	163,673	154,112

Accumulated other comprehensive income	49,180	41,678

Net assets	$80,510	$63,491

Note 3 – Debt

Long-term debt consists of the following:

(In thousands)	September 30, 2008	December 31, 2007	September 30, 2007
Parent Company

7 1/2% Senior Notes, due 2014	$207,928	$250,000	$250,000
8 7/8% Senior Notes, due 2015	200,830	225,000	225,000
4.25% Convertible Senior Notes, due 2016	200,000	—	—

Long-term debt of parent company	$608,758	$475,000	$475,000

Subsidiaries

Credit Facility Term Loan	$195,000	$—	$—
CBL Facility Term Loan C	—	325,725	326,562
Other loans	931	1,747	1,778
Less current maturities	(10,670)	(4,459)	(4,401)

Long-term debt of subsidiaries	$185,261	$323,013	$323,939

In September and October 2008, the company completed a program to repurchase its Senior Notes in the open market with $75 million of the net proceeds from the sale of Atlanta (see Note 2). As of September 30, 2008, the company had repurchased $42 million principal amount of 7 1/2% Senior Notes and $24 million principal amount of 8 7/8 % Senior Notes at a discount, resulting in an extinguishment gain of approximately $10 million, net of deferred financing fee write-offs and transaction costs. In October 2008, the company repurchased an additional $13 million principal amount of 7 1/2% Senior Notes and $12 million principal amount of 8 7/8% Senior Notes at a discount, resulting in an additional extinguishment gain of approximately $4 million in the fourth quarter of 2008.

4.25% Convertible Senior Notes

On February 12, 2008, the company issued $200 million of 4.25% convertible senior notes due 2016 (“Convertible Notes”). The Convertible Notes provided approximately $194 million in net proceeds, which were used to repay a portion of Term Loan C (discussed below). Interest on the Convertible Notes became payable semiannually in arrears at a rate of 4.25% per annum, beginning August 15, 2008. The Convertible Notes are unsecured, unsubordinated obligations of the parent company and rank equally with the 7 1/2% Senior Notes and the 8 7/8% Senior Notes.

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

Upon conversion, the Convertible Notes may be settled in shares, in cash or any combination thereof, at the company’s option, unless the company makes an “irrevocable net share settlement election,” in which case any Convertible Notes tendered for conversion will be settled in a cash amount equal to the principal portion together with shares of the company’s common stock to the extent that the obligation exceeds such principal portion. Although the company initially reserved 11.8 million shares for issuance upon conversions of the Convertible Notes, the company’s current intent and policy is to settle any conversion of the Convertible Notes as if it had elected to make the net share settlement.

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

Beginning February 19, 2014, the company may call the Convertible Notes for redemption if the common stock trades above 130% of the applicable conversion price for at least 20 of the 30 trading days preceding the redemption notice ($29.18 based on the initial conversion price).

See Note 14 for a description of how the retroactive application of FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including partial cash settlement),” will affect accounting for the Convertible Notes for fiscal years beginning after December 15, 2008.

Credit Facility

On March 31, 2008, the company and Chiquita Brands L.L.C. (“CBL”), the main operating subsidiary of the company, entered into a new credit facility with a syndicate of bank lenders for a six-year, $350 million senior secured credit facility (“Credit Facility”) that replaced the remaining portions of the prior CBL Facility (discussed below). At inception, the new Credit Facility consisted of a $200 million senior secured term loan (the “Term Loan”) and a $150 million senior secured revolving credit facility (the “Revolver”). The Revolver may be increased to $200 million under certain conditions. The new Credit Facility contains financial maintenance covenants that provide greater flexibility than those in the previous CBL Facility. The Credit Facility contains two financial maintenance covenants, an operating company leverage covenant of 3.50x and a fixed charge covenant of 1.15x, for the life of the facility, and no holding company or consolidated leverage covenant.

The Term Loan matures on March 31, 2014, and bears interest, at the company’s option, at a rate per annum equal to either (i) the “Base Rate” plus 2.75% to 3.50%; or (ii) LIBOR plus 3.75% to 4.50% (in each case, based on the company’s consolidated adjusted leverage ratio). The “Base Rate” is the higher of the lender’s prime rate and the Federal Funds Effective Rate plus 0.50%. For the first six months, the Term Loan bore interest at LIBOR plus 4.25% and reset to LIBOR plus 3.75% on October 1, 2008. The Term Loan requires quarterly payments, amounting to 5% per year of the initial principal amount for the first two years and 10% per year of the initial principal amount for years three to six, with the remaining balance to be paid upon maturity at March 31, 2014. Borrowings under the Term Loan were used to extinguish the prior CBL Facility, including both Term Loan C (defined below) and the $47 million balance of the prior revolving credit facility, and to pay related fees and expenses; the company retained approximately $14 million of net proceeds.

The Revolver matures on March 31, 2014, and bears interest, at the company’s option, at a rate per annum equal to either (i) the “Base Rate” plus 2.00% to 2.75%; or (ii) LIBOR plus 3.00% to 3.75% (in each case, based on the company’s consolidated adjusted leverage ratio). Based on the company’s September 30, 2008 leverage ratio, the borrowing rate during the fourth quarter of 2008 will be either the Base Rate plus 2.00% or LIBOR plus 3.00%. The company is required to pay a fee on the daily unused portion of the Revolver of 0.50% per annum. Borrowings under the Revolver may be used for working capital and other general corporate purposes, including permitted acquisitions. The Revolver contains a $100 million sub-limit for letters of credit, subject to a $50 million sub-limit for non-U.S. currency letters of credit. At September 30, 2008, there were no borrowings under the Revolver, and approximately $21 million of credit availability was used to support issued letters of credit, leaving approximately $129 million of availability.

The obligations under the Credit Facility are guaranteed by CBII, substantially all of CBL’s domestic subsidiaries and certain of its foreign subsidiaries. The obligations under the Credit Facility are secured by substantially all of the assets of CBL and its domestic subsidiaries, including trademarks, 100% of the stock of substantially all of CBL’s domestic subsidiaries and at least 65% of the stock of certain of CBL’s foreign subsidiaries. CBII’s obligations under its guarantee are secured by a pledge of the stock of CBL.

The Credit Facility places customary limitations on the ability of CBL and its subsidiaries to incur additional debt, create liens, dispose of assets, carry out mergers and acquisitions and make investments and capital expenditures, as well as limitations on CBL’s ability to make loans, distributions or other transfers to CBII. However, payments to CBII are permitted: (i) whether or not any event of default exists or is continuing under the Credit Facility, for all routine operating expenses in connection with the company’s normal operations and to fund certain liabilities of CBII (including interest payments on the Senior Notes and Convertible Notes) and (ii) subject to no continuing event of default and compliance with the financial covenants, for other financial needs, including (A) payment of dividends and distributions to the company’s shareholders and (B) repurchases of the company’s common stock and warrants. The Senior Notes repurchased in September and October 2008 did not affect the financial maintenance covenants of the Credit Facility because the Senior Notes were repurchased by CBL as a permitted investment under the terms of the Credit Facility. Although these repurchased Senior Notes were not retired, the company does not intend to resell any of them. At September 30, 2008, distributions to CBII, other than for normal overhead expenses and interest on the company’s Senior Notes and Convertible Notes, were limited to approximately $100 million. The Credit Facility also requires prepayment within 180 days with the net proceeds of significant asset sales (other than those related to Atlanta), unless those proceeds are reinvested in the company’s business. At September 30, 2008, the company is in compliance with the financial covenants of the Credit Facility and expects to remain in compliance.

Prior CBL Facility

The Credit Facility replaced the remaining portions of a previous $650 million senior secured credit facility (the “CBL Facility”), which had been amended and restated in 2006. Upon the extinguishment of the CBL Facility, the remaining $9 million of related deferred financing fees was recognized through “Interest expense” in the Condensed Consolidated Statement of Income.

The CBL Facility included a five-year, $200 million revolving credit facility (the “Revolving Credit Facility”). At December 31, 2007, no borrowings were outstanding and $31 million of credit availability was used to support issued letters of credit under the Revolving Credit Facility. At September 30, 2007, there were no borrowings outstanding and $29 million of credit availability was used to support issued letters of credit. The company repaid $80 million of borrowings under the Revolving Credit Facility in the second quarter of 2007, mostly with proceeds from the sale of its ships (see Note 4). The company borrowed an additional $57 million under the Revolving Credit Facility in January and February 2008, which was repaid in March 2008, primarily with the proceeds from the new Term Loan. At December 31, 2007 and September 30, 2007, the interest rate on the Revolving Credit Facility was LIBOR plus 3.00%.

The CBL Facility also included two seven-year term loans, one for $125 million (“Term Loan B”) and one for $375 million (“Term Loan C”), the proceeds of which were used to finance a portion of the 2005 acquisition of Fresh Express. In 2005, the company made $100 million of principal prepayments on Term Loan B. In 2007, the company repaid the remaining $24 million of Term Loan B and $40 million of Term Loan C using proceeds from the sale of its ships (see Note 4). In February 2008, the company repaid $194 million of Term Loan C with the net proceeds of the Convertible Notes, and in March 2008, the company repaid the remaining $132 million of Term Loan C with the proceeds from the new Term Loan under the new Credit Facility. At December 31, 2007 and September 30, 2007, the interest rate on Term Loan C was LIBOR plus 3.00%.

Ship-Related Debt

In June 2007, the company applied a portion of the cash proceeds from the sale of its ships (see Note 4) to repay the remaining $90 million of loans secured by its shipping assets.

Note 4 – Sale of Shipping Fleet

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

As part of the transaction, Chiquita leased back eleven of the ships for a seven-year period through 2014, with options for up to an additional five years, and a twelfth ship for a period of three years, with an option for up to an additional two years. The leases for all twelve ships qualify as operating leases. The agreements also provide for the alliance to service the remainder of Chiquita’s core ocean shipping needs for North America and Europe, including, among other things, providing seven additional refrigerated cargo ships under multi-year time charters, which commenced in December 2007 and January 2008.

The ships sold consisted of eight specialized refrigerated ships and four refrigerated container ships, which collectively transported approximately 70 percent of Chiquita’s banana volume shipped to core markets in Europe and North America. The company realized a gain on the sale of the ships of approximately $102 million, which has been deferred and will be amortized to the Condensed Consolidated Statements of Income over the initial leaseback periods at a rate of approximately $14 million per year. The company recognized approximately $4 million of this gain in each of the quarters ended September 30, 2008 and 2007 and $11 million and $5 million of this gain in the nine months ended September 30, 2008 and 2007, respectively, as a reduction of cost of sales.

Of the $222 million net cash proceeds from the transaction, approximately $210 million was used to repay debt, including $90 million of debt associated with the ships and $120 million of borrowings under the CBL Facility.

Note 5 – Commitments and Contingencies

The company had accruals in the Condensed Consolidated Balance Sheets of $15 million at September 30, 2008 and $20 million at December 31, 2007 and September 30, 2007, respectively, related to the plea agreement with the U.S. Department of Justice described below. As of September 30, 2008, the company determined that losses from the other contingent liabilities described below are not probable, and therefore, no other amounts have been accrued.

Colombia-Related Matters

DOJ Settlement. As previously disclosed, in March 2007, the company entered into a plea agreement with the U.S. Department of Justice (“DOJ”) relating to payments made by the company’s former Colombian subsidiary to a Colombian paramilitary group designated under U.S. law as a foreign terrorist organization. The company had previously voluntarily disclosed these payments to the DOJ as having been made by its Colombian subsidiary to protect its employees from risks to their safety if the payments were not made. Under the terms of the plea agreement, the company pled guilty to one count of Engaging in Transactions with a Specially-Designated Global Terrorist Group without having first obtained a license from the U.S. Department of Treasury’s Office of Foreign Assets Control. The company agreed to pay a fine of $25 million, payable in five equal annual installments with interest. In September 2007, the U.S. District Court for the District of Columbia approved the plea agreement. The DOJ had earlier announced that it would not pursue charges against any current or former company executives. Pursuant to customary provisions in the plea agreement, the Court placed the company on corporate probation for five years, during which time the company must not violate the law and must implement and/or maintain certain business processes and compliance programs; violation of these requirements could result in setting aside the principal terms of the plea agreement, including the amount of the fine imposed. The company recorded a charge of $25 million in its consolidated financial statements for the quarter and year ended December 31, 2006. The company paid the first two $5 million annual installments in September 2007 and 2008, respectively. Of the remaining $15 million liability at September 30, 2008, $5 million due within one year is included in “Accrued liabilities” and $10 million due thereafter is included in “Other liabilities” on the Condensed Consolidated Balance Sheet.

Tort Lawsuits. Between June 2007 and May 2008, five lawsuits were filed against the company in U.S. federal courts, including one each in the District of Columbia, the District of New Jersey and the Southern District of New York and two in the Southern District of Florida. These lawsuits assert civil tort claims under various laws, including the Alien Tort Statute, 28 U.S.C. § 1350, the Torture Victim Protection Act, 28 U.S.C. § 1350 note, and state laws. The plaintiffs in all five lawsuits, either individually or as members of a putative class, claim to be family members or legal heirs of individuals allegedly killed or injured by armed groups that received payments from the company’s former Colombian subsidiary. The plaintiffs claim that, as a result of such payments, the company should be held legally responsible for the deaths of plaintiffs’ family members. At present, claims are asserted on behalf of approximately 900 alleged victims in the five suits. The District of Columbia, New Jersey and both Florida suits seek unspecified compensatory and punitive damages, as well as attorneys’ fees and costs; the New Jersey suit also requests treble damages and disgorgement of profits, although it does not explain the basis for those demands. The New York suit contains a specific demand of $10 million in compensatory damages and $10 million in punitive damages for each of the 628 alleged victims in that suit. All five lawsuits have been centralized in the U.S. District Court for the Southern District of Florida for consolidated or coordinated pretrial proceedings. The company believes the plaintiffs’ claims are without merit and is defending itself vigorously.

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

In early January 2008, the claims in the New Jersey state court suit against the company’s current and former officers and directors were dismissed without prejudice. The plaintiff refiled those claims in the U.S. District Court for the District of Columbia. In April 2008, the remaining claims against Ernst & Young LLP in the New Jersey state court were also dismissed without prejudice. In June 2008, the plaintiff filed a notice of appeal from the January and April 2008 orders insofar as they related to Ernst & Young LLP; in October 2008, the appeal was dismissed. In February 2008, the Ohio state court derivative lawsuit was stayed, pending progress of the federal derivative proceedings. All four of the federal derivative lawsuits have been centralized in the Southern District of Florida, together with the tort lawsuits described above, for consolidated or coordinated pretrial proceedings.

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

Italian Customs Cases

In October 2004, the company’s Italian subsidiary, Chiquita Italia, received the first of several notices from various customs authorities in Italy stating that it is potentially liable for additional duties and taxes on the import of bananas by Socoba S.r.l. (“Socoba”) from 1998 to 2000 for sale to Chiquita Italia. The claims aggregate approximately €26.9 million, plus interest currently estimated at approximately €18.1 million. The customs authorities claim that the amounts are due because these bananas were imported with licenses that were subsequently determined to have been forged and that Chiquita Italia should be jointly liable with Socoba because (a) Socoba was controlled by the former general manager of Chiquita Italia and (b) the import transactions benefited Chiquita Italia, which arranged for Socoba to purchase the bananas from another Chiquita subsidiary and, after customs clearance, sell them to Chiquita Italia. Chiquita Italia is contesting these claims through appropriate proceedings, principally on the basis of its good faith belief at the time the import licenses were obtained and used that they were valid. In connection with these claims, there are also criminal proceedings pending in Italy against certain individuals alleged to have been involved. A claim has been filed in one of these proceedings seeking to obtain a civil recovery against Chiquita Italia for damages, should there ultimately be a criminal conviction and a finding of damages. Although Chiquita Italia believes it has strong defenses against this claim, any recovery would not, in any event, significantly increase the company’s potential liability and would be largely offset against any amounts that could be recovered in the civil cases described below.

In October 2006, Chiquita Italia received notice in one proceeding, in a court of first instance in Trento, that the court had determined that it was jointly liable for a claim of €4.7 million. Chiquita Italia has appealed this finding; the applicable appeal involves a review of the facts and law applicable to the case, and the appellate court can render a decision that disregards or substantially modifies the lower court’s opinion. In March 2007, Chiquita Italia received notice in a separate proceeding that the court of first instance in Genoa had determined that it was not liable for a claim of €7.4 million, plus interest. In April 2008, the customs authorities appealed this case. In August 2007, Chiquita Italia received notice that the court of first instance in Alessandria had determined that it was liable for a claim of less than €0.5 million. Chiquita Italia appealed this finding and, as in the Trento proceeding, the appeal will involve a review of the entire factual record and legal arguments of the case. Chiquita Italia may in the future be required to post surety bonds for up to the full amounts claimed in the Trento, Alessandria and other proceedings.

In early March 2008, Chiquita Italia was required to provide documents and information to the Italian fiscal police at its offices in Rome in connection with a criminal investigation into imports of bananas by Chiquita Italia during 2004-2005, and the payment of customs duties on these imports. While only preliminary information is available, the focus of the investigation appears to be on the importation process in which Chiquita International Limited sold bananas to various holders of so-called Type A import licenses, which in turn imported the bananas and resold them to Chiquita Italia or other Chiquita entities. The company believes that all of the transactions apparently under investigation were legitimate under both Italian and European Union (“EU”) law at all times, that these types of transactions were widely accepted by competent authorities across the EU and by the European Commission (“EC”), and that all of the underlying import transactions were entirely genuine. In the event that Italian prosecutors determine to pursue this matter, the legal representatives of Chiquita Italia during these years could be charged under applicable provisions of Italian law and Chiquita Italia could be determined to be civilly liable for damages, including applicable duties and penalties. Chiquita Italia is defending all of the transactions at issue vigorously.

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

In October 2008, the EC announced its final decision that between 2000 and 2002, Chiquita and other competitors violated the EC Treaty’s ban on cartels and restrictive practices in eight EU member states by sharing certain information related to the setting of price quotes for bananas. Based on the company’s voluntary notification and the company’s continued cooperation in the investigation, the EC granted the company final immunity from fines related to this matter.

As part of the broad investigations triggered by the company’s voluntary notification, the EC is continuing to investigate certain alleged conduct in southern Europe. The company is also cooperating fully with that investigation. The company has been granted conditional immunity and accordingly does not expect to be subject to any fines by the EC in connection with that investigation. However, if at the conclusion of its investigation, which could continue through 2009, the EC were to determine, among other things, that the company did not continue to cooperate or was not otherwise eligible for immunity, then the company could be subject to fines, which, if imposed, could be substantial. The company does not believe that the reporting of these matters or the cessation of the conduct has had or should in the future have any material adverse effect on the regulatory or competitive environment in which it operates.

Other

In November 2007, the company received a favorable decision from the court of second instance in Turin, Italy, for the refund of certain consumption taxes paid between 1980 and 1990. The company recognized other income of $9 million, or $6 million net of tax, when this refund was received in the second quarter of 2008. The company has a number of other similar claims pending in different Italian jurisdictions and any gains that may occur will be recognized as the related gain contingencies are resolved and cash is received. The November 2007 Turin ruling has no binding effect on the claims in other jurisdictions, which may take years to resolve.

Note 6 – Inventories

(In thousands)	September 30, 2008	December 31, 2007	September 30, 2007
Bananas	$50,274	$38,749	$41,201
Salads	8,240	8,103	8,945
Other fresh produce	2,775	1,743	3,653
Processed food products	16,486	16,402	14,957
Growing crops	84,111	86,429	85,126
Materials, supplies and other	63,744	54,957	53,001

	$225,630	$206,383	$206,883

Note 7 – Segment Information

The company reports the following three business segments:

•	Bananas. The Banana segment includes the sourcing (purchase and production), transportation, marketing and distribution of bananas.

•

Salads and Healthy Snacks. The Salads and Healthy Snacks segment includes ready to eat, packaged salads, referred to in the industry as “value-added salads”; fresh vegetable and fruit ingredients used in foodservice; processed fruit ingredient products; and healthy snacking operations, including the company’s fresh fruit smoothie product, Just Fruit in a Bottle, sold in Europe.

•	Other Produce. The Other Produce segment includes the sourcing, marketing and distribution of whole fresh fruits and vegetables other than bananas.

Beginning in the second quarter of 2008, the company modified its reportable business segments to move Just Fruit in a Bottle to Salads and Healthy Snacks from Other Produce to realign with the company’s internal management reporting. Prior period figures have been restated to reflect this change. In addition, the company does not allocate certain corporate expenses to the reportable segments; these expenses are included in “Corporate.” The company evaluates the performance of its business segments based on operating income. Intercompany transactions between segments are eliminated. Discontinued operations were previously included in the Banana and Other Produce segments. See further information related to discontinued operations in Note 2.

During the third quarter of 2008, the company made a correction to its Condensed Consolidated Financial Statements related to the amortization of prepaid incentives for one customer. The periods covered by the correction were the second half of 2006, 2007 and the first half of 2008. For the quarter and nine months ended September 30, 2008, the company recorded a cumulative adjustment which reduced net sales and operating income within the Salads and Healthy Snacks segment by approximately $3 million related to prior periods’ activity. The company does not consider this adjustment to be quantitatively or qualitatively material to the expected results for the current year or to any prior period earnings or financial statement line items. As a result, the company has not adjusted any prior period amounts.

Financial information for each segment follows:

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
(In thousands)	2008	2007	2008	2007
Net sales of continuing operations:
Bananas	$473,521	$417,494	$1,564,333	$1,377,902
Salads and Healthy Snacks	324,650	319,225	1,009,917	950,600
Other Produce	41,860	48,460	195,854	295,912

	$840,031	$785,179	$2,770,104	$2,624,414

Operating income (loss) of continuing operations:
Bananas	$21,559	$4,183	$171,326	$79,989
Salads and Healthy Snacks	(8,447)	6,688	(10,673)	14,780
Other Produce	224	(4,875)	8,166	(5,232)
Corporate	(18,254)	(13,292)	(44,522)	(48,077)

	$(4,918)	$(7,296)	$124,297	$41,460

Note 8 – Comprehensive Income

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
(In thousands)	2008	2007	2008	2007
Income (loss) from continuing operations	$(5,933)	$(25,893)	$85,911	$(23,193)
Other comprehensive income from continuing operations:
Unrealized foreign currency translation gains (losses)	(1,806)	42	(512)	1,087
Change in fair value of cost investment	739	1,002	(2,586)	2,284
Change in fair value of derivatives	(22,428)	11,999	32,487	15,843
Realization of losses (gains) into net income from OCI	(11,775)	2,007	(11,505)	13,801
Pension liability adjustments	410	1,702	(14)	1,670

Comprehensive income (loss) from continuing operations	(40,793)	(9,141)	103,781	11,492

Income (loss) from discontinued operations	371	(2,340)	2,282	166
Other comprehensive income (loss) from discontinued operations:
Unrealized foreign currency translation gains (losses)	(135)	5,534	8,524	8,444
Realization of gains into net income from OCI resulting from the sale of Atlanta AG	(58,202)	—	(58,202)	—
Pension liability adjustments	4	13	498	(1,052)

Comprehensive income (loss) from discontinued operations	(57,962)	3,207	(46,898)	7,558

Comprehensive income (loss)	$(98,755)	$(5,934)	$56,883	$19,050

Note 9 – Hedging

The company enters into contracts to hedge its risks associated with euro exchange rate movements, primarily to reduce the negative earnings and cash flow impact that any significant decline in the value of the euro would have on the conversion of euro-based revenue into U.S. dollars. The company reduces these exposures principally by purchasing put options. Purchased put options, which require an upfront premium payment, can reduce the negative earnings impact on the company of a significant future decline in the value of the euro, without limiting the benefit received from a stronger euro. The company also utilized collars, which include call options that reduced the company’s net option premium expense but could limit the benefit received from a stronger euro; however, the remaining collar contracts expire in the fourth quarter of 2008.

To hedge exposure in its shipping operations, the company also enters into bunker fuel hedge contracts for its shipping operations, which permit it to lock in fuel purchase prices for up to three years and thereby minimize the volatility that changes in fuel prices could have on its operating results. Although the company sold its twelve ships in June 2007, it is still responsible for purchasing fuel for these ships, which are chartered back under long-term leases. As a result the company continues its fuel hedging activities.

Foreign currency hedging costs charged to the Condensed Consolidated Statements of Income were $2 million and $3 million for the third quarters of 2008 and 2007, respectively, and $13 million and $16 million for the nine months ended September 30, 2008 and 2007, respectively. These costs reduce any favorable impact of the exchange rate on U.S. dollar realizations of euro-denominated sales. At September 30, 2008, unrealized net gains of $2 million on the company’s currency hedges were included in “Accumulated other comprehensive income of continuing operations,” of which $2 million of loss is expected to be reclassified to net income in the next twelve months. Unrealized gains of $58 million on the fuel forward contracts were also included in “Accumulated other comprehensive income of continuing operations” at September 30, 2008, of which $40 million is expected to be reclassified to net income during the next twelve months.

In October and November 2007, the company re-optimized its currency hedge portfolio for 2008. The company invested a net $4 million to replace approximately €340 million of euro put options expiring in 2008 with an average strike rate of $1.28 per euro, with collars comprised of put options at an average strike rate of $1.41 per euro and call options at an average strike rate of $1.56 per euro. Gains or losses on the new instruments, as well as the losses incurred on the original set of options, are being deferred in “Accumulated other comprehensive income of continuing operations” until the underlying transactions are recognized in net income.

At September 30, 2008, the company’s hedge portfolio consisted of the following:

Hedge Instrument	Notional Amount	Average Rate/Price	Settlement Year
Currency Hedges

Purchased Euro Put Options	€72 million	$1.40 /	€2008
Sold Euro Call Options	€71 million	$1.56 /	€2008
Purchased Euro Put Options	€352 million	$1.39 /	€2009
Purchased Euro Put Options	€116 million	$1.44 /	€2010

Fuel Hedges

3.5% Rotterdam Barge:
Fuel Oil Forward Contracts	41,000 metric tons (mt)	$332 / mt	2008
Fuel Oil Forward Contracts	164,000 mt	$337 / mt	2009
Fuel Oil Forward Contracts	104,000 mt	$500 / mt	2010
Fuel Oil Forward Contracts	11,000 mt	$552 / mt	2011

Singapore/New York Harbor:
Fuel Oil Forward Contracts	9,000 mt	$364 / mt	2008
Fuel Oil Forward Contracts	37,000 mt	$366 / mt	2009
Fuel Oil Forward Contracts	27,000 mt	$537 / mt	2010
Fuel Oil Forward Contracts	3,000 mt	$584 / mt	2011

At September 30, 2008, the fair value of the foreign currency option and fuel oil forward contracts was a net asset of $80 million, of which $48 million is included in “Other current assets” and $32 million in “Investments and other assets, net.” The amount included in net income for the change in fair value of the fuel oil forward contracts relating to hedge ineffectiveness was not material for the quarters and nine-month periods ended September 30, 2008 and 2007.

Note 10 – Stock-Based Compensation

Stock compensation expense totaled $4 million and $3 million for the third quarters of 2008 and 2007, respectively, and $9 million and $8 million for the nine months ended September 30, 2008 and 2007, respectively. This expense relates primarily to restricted stock awards. During the nine months ended September 30, 2008, the company granted awards of approximately 0.8 million shares, most of which were granted in the third quarter of 2008 and vest over four years. Prior to vesting, grantees are not eligible to vote or receive dividends on the restricted shares.

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

Note 11 – Pension and Severance Benefits

Net pension expense from the company’s defined benefit and severance plans is primarily comprised of severance plans covering Central American employees and consists of the following:

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
(In thousands)	2008	2007	2008	2007
Defined benefit and severance plans:
Service cost	$1,577	$3,141	$4,723	$6,005
Interest on projected benefit obligation	1,195	1,156	3,583	3,705
Expected return on plan assets	(505)	(503)	(1,516)	(1,445)
Recognized actuarial loss	158	50	472	502
Amortization of prior service cost	16	72	49	212

	2,441	3,916	7,311	8,979
Net settlement gain	—	(446)	—	(446)

	$2,441	$3,470	$7,311	$8,533

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

Income tax expense includes benefits due to the resolution of tax contingencies in various jurisdictions of $4 million and $1 million for the third quarters of 2008 and 2007, respectively, and $9 million and $5 million for the nine months ended September 30, 2008 and 2007, respectively.

Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for the company beginning January 1, 2007, and required any adjustments as of that date to be charged to beginning retained earnings rather than the Condensed Consolidated Statements of Income. As a result of adopting FIN 48, the company recorded a cumulative effect adjustment of $21 million as a charge to retained earnings on January 1, 2007. On this date, the company had unrecognized tax benefits of approximately $40 million, of which $33 million, if recognized, would impact the company’s effective tax rate. The total amount of accrued interest and penalties related to uncertain tax positions on the January 1, 2007 adoption date was $20 million.

At September 30, 2008, the company had unrecognized tax benefits of approximately $30 million, of which $23 million, if recognized, will impact the company’s effective tax rate. Interest and penalties included in “Income taxes” for the quarter and nine months ended September 30, 2008 were $1 million and $2 million, respectively, and the cumulative interest and penalties included in the Condensed Consolidated Balance Sheet at September 30, 2008 was $16 million.

During the next twelve months, it is reasonably possible that unrecognized tax benefits impacting the effective tax rate could be recognized as a result of the expiration of statutes of limitation in the amount of $5 million plus accrued interest and penalties. In addition, the company has ongoing income tax audits in multiple jurisdictions that are in various stages of audit or appeal. If these audits are resolved favorably, unrecognized tax benefits of up to $3 million plus accrued interest and penalties could also be recognized. The timing of the resolution of these audits is uncertain but reasonably possible to occur in the next twelve months.

Note 13 – Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a singular definition of fair value and a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements, but does not require any additional fair value measurements. SFAS No. 157 clarified that fair value is the price to hypothetically sell an asset or transfer a liability in an orderly manner in the principal market for that asset or liability. The SFAS No. 157 framework for measuring fair value uses a three-level hierarchy that prioritizes the use of observable inputs. The hierarchy level of a fair value measurement is determined entirely by the lowest level input that is significant to the measurement. The three levels are:

Level 1 –	observable prices in active markets for identical assets and liabilities;

Level 2 –	observable inputs other than quoted market prices in active markets for identical assets and liabilities, which include quoted prices for similar assets or liabilities in an active market and market-corroborated inputs; and

Level 3 –	unobservable inputs.

At September 30, 2008, the company carried the following financial assets and liabilities at fair value:

		Fair Value Measurements Using
(In thousands)	Sept. 30, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and equivalents	$170,085	$170,085	$—
Fuel and currency hedging	80,359	—	80,359
Cost investment	3,927	3,927	—

Total	$254,371	$174,012	$80,359

Cash and equivalents are comprised of either bank deposits or amounts invested in money market funds, the fair value of which is based on quoted market prices. The company values fuel hedging positions by applying an observable discount rate to the current market value of identical hedge positions. The company values currency hedging positions by utilizing observable or market-corroborated inputs such as exchange rates, volatility and forward yield curves. The company trades only with counterparties that meet certain liquidity and creditworthiness standards, and believes that its fuel and currency hedging positions are recorded at fair value, including any limited counterparty risk that may exist. The fair value of the cost investment is based on quoted market prices.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. Accordingly, effective January 1, 2008, the company partially adopted SFAS No. 157, which did not have a material impact on the company’s fair value measurements, and will defer application of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities. Fair value measurements where the provisions of SFAS No. 157 have not been applied include fair value assessments used in annual impairment tests of goodwill and trademarks, in other impairment tests of nonfinancial assets and in the valuation of assets held for sale.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS No. 157 in determining the fair value of assets and liabilities for which there is no active market or the principal market for such asset or liability is not active. This FSP was effective upon issuance and did not have a material impact on the company’s Condensed Consolidated Financial Statements.

Note 14 – New Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) expands the existing guidance related to transactions resulting in obtaining control of a business and the related recognition and measurement of assets, liabilities, contingencies, goodwill and intangible assets. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The impact of SFAS No. 141(R) on the company’s Condensed Consolidated Financial Statements will depend on the number and size of acquisition transactions, if any, engaged in by the company.

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

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This FSP is effective for fiscal years beginning after December 15, 2008. The company is currently assessing the impact of FSP No. FAS 142-3 on its Condensed Consolidated Financial Statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective mid-November 2008. The company does not expect the impact of SFAS No. 162 to be material to its Condensed Consolidated Financial Statements.

Note 15 – Subsequent Event

In late October 2008, the company committed to the relocation of its European headquarters from Belgium to Switzerland, which the company believes will optimize its long-term tax structure. The relocation has been under review with Belgian employees since April 2008, including negotiation of a social plan in accordance with Belgian legal and labor requirements. In late October 2008, the company approved a social plan, which defines the severance benefits for employees who are not eligible for relocation or who elect not to relocate. Under the social plan, affected employees will be required to continue providing service until specified termination dates to be eligible for one-time termination benefits. The relocation will affect approximately 100 employees and is expected to conclude in 2009. The relocation will not affect employees in sales offices, ports and other field offices throughout Europe. In connection with the relocation, the company expects to incur total costs of approximately $15-25 million, including approximately $8-14 million of one-time termination benefits and $7-11 million of relocation, recruiting and other costs.

CHIQUITA BRANDS INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The company’s operating results for the nine months ended September 30, 2008 improved significantly compared to the year-ago period, while total operating results for third quarter of 2008 were consistent with the third quarter of 2007. The improved operating results were primarily due to higher banana pricing, stronger average European exchange rates and savings from the company’s 2007 business restructuring. Higher banana pricing also reflected constraints on volume availability in 2008. The company’s banana pricing actions and cost reduction programs have allowed it to overcome significant and continuing increases in industry and other product supply costs for purchased fruit, raw product and traded commodities, such as fuel and fertilizers. Much of the improvement in bananas has been offset by weakness in salad operations, due to slower category growth and higher product supply costs, including temporary inefficiencies as the company integrates into its network a salad processing and distribution facility acquired in late 2007. The company is focused on improving the financial performance of its salad operations principally by negotiating customer contracts, eliminating network inefficiencies, adjusting customer pricing mechanisms to pass through fuel-related cost increases and improving trade spending and merchandising.

The company’s results are subject to significant seasonal variations and interim results are not indicative of the results of operations for the full fiscal year. The company’s results during the third and fourth quarters are generally weaker than in the first half of the year due to increased availability of competing fruits and resulting lower banana prices.

In August 2008, the company sold its subsidiary, Atlanta AG (“Atlanta”), for aggregate consideration of (i) €65 million ($97 million), of which €6 million ($8 million) will be held in escrow for up to 18 months to secure any potential obligations of the company under the agreement, and (ii) contingent consideration based on future performance criteria. In connection with the sale, the company contracted with Atlanta to continue to serve as the company’s preferred supplier of banana ripening and distribution services in Germany, Austria and Denmark for at least five years. The sale and related services agreement resulted in a $1 million net gain on the sale and a $2 million income tax benefit to continuing operations from the reversal of certain valuation allowances. Further information on the transaction, including summary financial information for these discontinued operations can be found in Note 2 to the Condensed Consolidated Financial Statements.

In September and October 2008, the company used approximately $75 million of the proceeds from the sale of Atlanta to repurchase $91 million of its Senior Notes at a discount, resulting in a net gain of $14 million, of which $10 million was recognized in the third quarter of 2008. The repurchases are expected to result in annual interest expense savings of approximately $8 million. Management believes that the company has ample liquidity and a solid capital structure. At September 30, 2008, the company had total cash of $170 million ($20 million of which was used to complete the senior note repurchase program in October) and $129 million of available borrowing capacity under its revolving credit facility. After completion of the repurchases in October 2008, the company has total debt of $780 million and debt maturities of no more than $20 million in any year until 2014. See Note 3 to the Condensed Consolidated Financial Statements for further description of the company’s debt agreements and financing activities.

The company believes that most of its products are well-positioned to withstand the risks of a global economic slowdown. Although consumer demand for certain of the company’s more premium products may be impacted, the majority of the company’s products should benefit because they are staple food items that provide both convenience and value to consumers, who may shift more towards eating at home.

Due to the company’s operations in Europe, the company’s results benefit when the value of the euro is strong. The company hedges an estimated 75% of its net euro cash flow exposure on a rolling 18-month basis. As of October 27, 2008, the company held average euro put option coverage for approximately 75% of its expected net euro cash flow exposure for the remainder of 2008 and 2009, and approximately one-third of its expected net exposure for 2010 at rates of $1.40, $1.39 and $1.41 per euro, respectively. The company also uses bunker fuel swaps to minimize volatility and protect against the risk of significant increases in costs for fuel used in its ocean shipping operations. Due to recent declines in fuel prices, the company expanded its fuel hedging portfolio in October 2008 in line with its hedging program guidelines. As of October 27, 2008, the company held hedge positions for approximately three-fourths of its expected bunker fuel usage for the remainder of 2008, 2009 and 2010, and approximately half of its expected usage in 2011, at average bunker fuel swap rates of $350, $353, $482, and $464 per metric ton, respectively.

In late October 2008, the company committed to relocate its European headquarters from Belgium to Switzerland, which the company believes will optimize its long-term tax structure. The relocation has been under review with Belgian employees since April 2008, including negotiation of a social plan in accordance with Belgian legal and labor requirements. In late October 2008, the company approved a social plan, which defines the severance benefits for employees that are not eligible for relocation or elect not to relocate. The relocation will affect approximately 100 employees and is expected to conclude in 2009. The relocation will not affect employees in sales offices, ports and other field offices throughout Europe. In connection with the relocation, the company expects to incur total costs of approximately $15-25 million. Of these total costs, the company expects $5-9 million to be recognized in the fourth quarter of 2008 and most of the remainder to be recognized in the first half of 2009.

Many of the above issues and additional challenges that affect the company are discussed in more detail below. For a further description of these challenges and risks, see the Overview section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I – Item 1A – Risk Factors” in the company’s 2007 Annual Report on Form 10-K.

Operations

Net Sales

Net sales for the third quarter of 2008 were $840 million, up 7% from the third quarter of 2007. Overall, results were consistent with the year-ago period. Net sales for the nine months ended September 30, 2008 were $2.8 billion, up 6% from the year-ago period. The increases were primarily due to higher banana pricing and favorable average foreign exchange rates, partially offset by continued lower banana volumes reflecting constraints on availability.

Operating Income – Third Quarter

Operating loss was $5 million and $7 million for the third quarters of 2008 and 2007, respectively. Higher banana pricing in North America and savings from the company’s 2007 business restructuring were offset by continued weakness in the Salads and Healthy Snacks segment. Results of the salad operations declined due to sluggish demand and higher product supply costs, including temporary inefficiencies as the company integrates into its network a salad processing and distribution facility acquired in late 2007. The company has implemented programs to improve its production and distribution network efficiency while pursuing pricing mechanisms in future contracts to pass through increases in industry costs.

The company reports the following three business segments:

•	Bananas. The Banana segment includes the sourcing (purchase and production), transportation, marketing and distribution of bananas.

•

Salads and Healthy Snacks. The Salads and Healthy Snacks segment includes ready to eat, packaged salads, referred to in the industry as “value-added salads”; fresh vegetable and fruit ingredients used in foodservice; processed fruit ingredient products; and healthy snacking operations, including the company’s fresh fruit smoothie product, Just Fruit in a Bottle, sold in Europe.

•	Other Produce. The Other Produce segment includes the sourcing, marketing and distribution of whole fresh fruits and vegetables other than bananas.

Beginning in the second quarter of 2008, the company modified its reportable business segments to move Just Fruit in a Bottle to Salads and Healthy Snacks from Other Produce to realign with the company’s internal management reporting. Prior period figures have been restated to reflect this change. In addition, the company does not allocate certain corporate expenses to the reportable segments; these expenses are included in “Corporate.” The company evaluates the performance of its business segments based on operating income. Intercompany transactions between segments are eliminated. Discontinued operations were previously included in the Banana and Other Produce segments. See further information related to discontinued operations in Note 2 to the Condensed Consolidated Financial Statements.

Banana Segment. In the company’s Banana segment, operating income was $22 million and $4 million for the third quarters of 2008 and 2007, respectively.

Banana segment operating income improved due to:

•	$46 million from improved pricing in North America.

•	$10 million benefit from higher average European currency exchange rates.

•	$9 million of higher fuel hedging gains, partly offsetting higher industry costs.

•	$4 million from improved pricing in Trading markets (defined below).

•	$3 million from lower brand support and innovation costs.

•	$3 million from improved pricing in Asia and the Middle East as well as favorable Yen exchange rates.

These improvements were partially offset during the quarter by:

•	$44 million of industry cost increases for purchased fruit, fertilizers, bunker fuel and ship charters.

•	$12 million of higher production costs from owned banana production, discharging and inland transportation, net of $4 million from cost-savings programs other than the 2007 restructuring.

•	$3 million of higher costs due to Hurricanes Ike and Gustav, as well as Tropical Storm Kyle.

The percentage changes in the company’s banana prices in 2008 compared to 2007 were as follows:

	Q3	YTD
North America [1]	33%	29%

Core European Markets [2]
U.S. Dollar basis [3]	11%	21%
Local Currency	0%	6%

Asia Pacific and the Middle East [4]
U.S. Dollar basis	11%	13%

Trading Markets [5]
U.S. Dollar basis	22%	28%

The company’s banana sales volumes (in 40-pound box equivalents) were as follows:

(In millions, except percentages)	Q3 2008	Q3 2007	% Change	YTD 2008	YTD 2007	% Change
North America [6]	15.3	15.2	1%	46.6	46.6	0%
Core European Markets [2]	11.6	12.4	(6)%	36.8	40.8	(10)%
Asia and the Middle East [4]	5.7	5.0	14%	16.6	14.3	16%
Trading Markets [5]	1.5	1.7	(12)%	4.1	6.5	(37)%

Total	34.1	34.3	(1)%	104.1	108.2	(4)%

[1]	North America pricing includes fuel-related and other surcharges.
[2]	The company’s “core” European markets include the 27 member states of the European Union, Switzerland, Norway and Iceland. Prior period figures include reclassifications for comparative purposes.
[3]	Prices on a U.S. dollar basis do not include the impact of hedging.
[4]	The company primarily operates through joint ventures in these regions, and most business is invoiced in U.S. dollars.
[5]	The company’s Trading markets are mainly European and Mediterranean countries that do not belong to the European Union. Prior period figures include reclassifications for comparative purposes.
[6]	Total volume sold includes all banana varieties, such as Chiquita-to-Go, Chiquita minis, organic bananas and plantains. Prior period figures have been adjusted for comparative purposes.

The average spot and hedged euro exchange rates were as follows:

(Dollars per euro)	Q3 2008	Q3 2007	% Change	YTD 2008	YTD 2007	% Change
Euro average exchange rate, spot	$1.51	$1.36	11%	$1.52	$1.34	13%
Euro average exchange rate, hedged	1.49	1.33	12%	1.49	1.30	15%

The company has entered into put option contracts and collars to hedge its risks associated with euro exchange rate movements. Put options require an upfront premium payment. These put options can reduce the negative earnings and cash flow impact on the company of a significant future decline in the value of the euro, without limiting the benefit the company would receive from a stronger euro. Through 2008, the company also utilized collars, which include call options that reduced the company’s net option premium expense but could limit the benefit received from a stronger euro. Foreign currency hedging costs charged to the Condensed Consolidated Statements of Income were $2 million and $3 million for the third quarters of 2008 and 2007, respectively. In order to minimize the volatility that changes in fuel prices could have on its operating results, the company also enters into forward contracts for bunker fuel used in its core shipping operations. See Note 9 to the Condensed Consolidated Financial Statements for further information on the company’s hedging instruments.

Salads and Healthy Snacks Segment. In the company’s Salads and Healthy Snacks segment, operating loss was $8 million for the third quarter of 2008 compared to operating income of $7 million for the third quarter of 2007. In order to improve the profitability of the segment, the company has initiated a series of short and mid-term action plans. The company has already modified pricing to recover fuel-related cost increases and is making progress on its other strategies to improve profitability by eliminating temporary network inefficiencies, negotiating customer contracts and improving trade spending and merchandising. The company’s goodwill and intangible assets are primarily a result of the 2005 acquisition of Fresh Express. As such, the operating results of the salads business are relevant to the annual fourth quarter impairment testing of goodwill and intangible assets, and the extent to which the company is able to improve the operating results of the salads business will affect the recoverability of these assets.

Salads and Healthy Snacks segment operating results declined due to:

•

$10 million of increased production and transportation costs primarily related to temporary network inefficiencies during the consolidation of processing and distribution centers, net of $4 million of cost savings in North American salad operations.

•	$9 million of higher industry costs due to increases primarily in fuel and raw product costs in North American salad operations.

•	$5 million of higher costs driven by product mix, including the expansion of single-serve Gourmet Café salads and growth in more value-added healthy snacking products.

•	$3 million of lower volume in retail value-added salads and foodservice, due principally to the termination of contracts that were not sufficiently profitable in a rising cost environment.

These items were offset in part by:

•	$14 million due to higher pricing including fuel surcharges in retail salads and foodservice, net of a $3 million cumulative accounting adjustment for the amortization of prepaid customer incentives.

Other Produce Segment. Operating income was breakeven for the third quarter of 2008, compared to an operating loss of $5 million for the third quarter of 2007. The improvement in operating performance was driven by the absence of $4 million of charges to exit the company’s Chilean operations.

Corporate. The company’s corporate expenses were $18 million and $13 million for the third quarters of 2008 and 2007, respectively. The increase was primarily due to higher incentive compensation accruals and legal fees.

Other Income. During the third quarter of 2008, the company recognized $10 million of a total $14 million gain from its September and October repurchases of Senior Notes with proceeds from the sale of Atlanta.

Operating Income – Year-to-Date

Operating income was $124 million and $41 million for the nine months ended September 30, 2008 and 2007, respectively. Despite an extraordinary level of cost increases, the year-to-date operating results improved year-over-year due to higher banana pricing in each of the company’s markets, higher average European exchange rates and savings from the company’s 2007 business restructuring. The positive banana results were partially offset by weakness in salad operations and increased investment in innovation.

Banana Segment. In the company’s Banana segment, operating income was $171 million and $80 million for the nine months ended September 30, 2008 and 2007, respectively.

Year-to-date Banana segment operating results improved due to:

•	$119 million from improved revenue in North America.

•	$68 million benefit from higher average European currency exchange rates.

•	$41 million from improved local banana pricing in core European markets.

•	$24 million of higher fuel hedging gains, partly offsetting higher industry costs.

•	$17 million from improved pricing in Trading markets.

•	$11 million of lower brand support and innovation costs, primarily in North America.

These improvements were partially offset during the period by:

•	$122 million of industry cost increases for purchased fruit, fertilizers, bunker fuel and ship charters.

•	$46 million of higher production costs from owned banana production, discharging and inland transportation, net of $11 million from cost-savings programs other than the 2007 restructuring.

•	$20 million from lower volume, primarily in the company’s core European markets.

•	$3 million of higher costs due to hurricanes Ike and Gustav, as well as Tropical Storm Kyle.

Information on the company’s banana pricing and volume for the nine months ended September 30, 2008 and 2007 is included in the Operating Income– Third Quarter section above.

Foreign currency hedging costs charged to the Condensed Consolidated Statements of Income were $13 million and $16 million for the nine months ended September 30, 2008 and 2007, respectively. Information on average spot and hedged euro exchange rates is included in the Operating Income – Third Quarter section above.

Salads and Healthy Snacks Segment. The company’s Salads and Healthy Snacks segment incurred an operating loss of $11 million for the nine months ended September 30, 2008 compared to operating income of $15 million for the nine months ended September 30, 2007. In order to improve the profitability of the segment, the company has initiated a series of short and mid-term action plans. The company has already modified pricing to recover fuel-related cost increases and is making progress on its other strategies to improve profitability by eliminating temporary network inefficiencies, negotiating customer contracts and improving trade spending and merchandising.

Year-to-date Salads and Healthy Snacks segment operating results declined due to:

•	$23 million of higher industry costs due to increases in fuel and raw product costs in North American salad operations.

•

$17 million of increased production and transportation costs primarily related to temporary network inefficiencies during the consolidation of processing and distribution centers, net of $18 million of cost savings in North American salad operations.

•	$10 million of higher costs driven by product mix, including the expansion of single-serve Gourmet Café salads and growth in more value-added healthy snacking products.

•	$7 million of incremental investment during the year in the continued successful geographic expansion of the Just Fruit in a Bottle line of products, which is now in six countries in Europe.

•	$2 million of increased sourcing costs associated with the industry-wide FDA recall of tomatoes.

These items were offset in part by:

•

$22 million due to higher pricing and volume in retail value-added salads and higher pricing in foodservice including increased fuel surcharge revenues to offset higher costs, net of a $3 million cumulative adjustment to deferred customer incentives.

•	$6 million less in costs from a freeze that affected lettuce sourcing a year ago, which did not recur.

•	$4 million of lower selling, general and administrative expenses in North American salad operations as a result of the 2007 restructuring.

•	$2 million of E. Coli research funding in 2007, which did not repeat.

Other Produce Segment. In the Other Produce segment, net sales were $196 million and $296 million for the nine months ended September 30, 2008 and 2007, respectively. The decrease in net sales was due to the elimination of third-party sales in Chile and of lower-margin sales of Mexican vegetables. In the Other Produce segment, the operating income was $8 million for the nine months ended September 30, 2008 compared to an operating loss of $5 million for the nine months ended September 30, 2007. The improvement in operating performance was driven by the absence of $10 million of charges to exit the company’s Chilean operations and the elimination of lower-margin sales of Mexican vegetables in 2007.

Corporate. The company’s corporate expenses were $45 million and $48 million for the nine months ended September 30, 2008 and 2007, respectively. The improvements were primarily due to savings from the 2007 restructuring plan and the absence of a $3 million charge in 2007 related to a settlement of U.S. antitrust litigation, which was partly offset by higher incentive compensation accruals and higher legal fees.

Other Income. During the third quarter of 2008, the company recognized $10 million of a total $14 million gain from its September and October repurchases of Senior Notes with proceeds from the sale of Atlanta. During the second quarter of 2008, the company recognized $9 million of other income, $6 million net of income tax, from the resolution of claims and the receipt of refunds of certain non-income taxes paid between 1980 and 1990 in Italy.

Interest and Taxes. Interest expense was $17 million and $20 million for the third quarters of 2008 and 2007, respectively, and $60 million and $67 million for the nine months ended September 30, 2008 and 2007, respectively. Interest expense includes $9 million in the first quarter of 2008 for the write-off of deferred financing fees as a result of refinancing the company’s credit facility and $2 million in the second quarter of 2007 for the write-off of deferred financing fees resulting from the sale of the company’s shipping fleet and subsequent repayment of debt. Interest expense decreased despite these write-offs, due to lower borrowings in the quarter and the nine months ended September 30, 2008 compared to 2007, lower average LIBOR applicable to the company’s revolving credit facility and the replacement of a portion of term loan borrowings with the 4.25% Convertible Notes. Additionally, repurchases of the company’s Senior Notes in September and October 2008 are expected to result in annual interest expense savings of approximately $8 million.

FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including partial cash settlement),” is effective for fiscal years beginning after December 15, 2008 and will impact the accounting for the company’s Convertible Notes. The retrospective application of FSP No. APB 14-1 will result in a non-cash increase in interest expense. See Note 14 to the Condensed Consolidated Financial Statements for further description of the expected impact of FSP No. APB 14-1.

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

Income taxes were a benefit of $4 million in the third quarter of 2008 primarily due to the resolution of tax contingencies, the reversal of tax accruals as a result of government rulings and the release of valuation allowances in connection with the sale of Atlanta. This compares to income tax expense of $2 million for the third quarter of 2007. Income tax expense was $2 million and $6 million for the nine months ended September 2008 and 2007, respectively.

Financial Condition – Liquidity and Capital Resources

The company believes that its cash level, cash flow generated by operating subsidiaries and borrowing capacity will provide sufficient cash reserves and liquidity to fund the company’s working capital needs, capital expenditures and debt service requirements. The company is in compliance with the financial covenants of its credit facility and expects to remain in compliance.

In 2008, the company has strengthened its balance sheet and liquidity position through the successful refinancing of its credit facility with a new credit facility that contains substantially more flexible covenants and through its repurchases of Senior Notes, summarized as follows:

•

In September and October 2008, the company used approximately $75 million of the proceeds from the sale of Atlanta to repurchase $91 million of its Senior Notes at a discount, resulting in a net gain of $14 million, of which $10 million was recognized in the third quarter of 2008. The repurchases are expected to result in annual interest expense savings of approximately $8 million.

•

On March 31, 2008, the company and Chiquita Brands L.L.C. (“CBL”), its main operating subsidiary, entered into a six-year, $350 million senior secured credit facility (“Credit Facility”) with a syndicate of highly-rated banks, including Coöperatieve Centrale Raiffeisen-Boerlenleenbank B.A., New York Branch (“Rabobank”), as administrative agent and lead arranger, and with Wells Fargo Bank N.A. (“Wells Fargo”) as the syndication agent. Rabobank and Wells Fargo are both rated AAA by Standard and Poors and Aaa by Moody’s. The Credit Facility consists of a $200 million senior secured term loan (the “Term Loan”) and a $150 million senior secured revolving credit facility (the “Revolver”). The Credit Facility replaced the remaining portions of the company’s previous credit facility (“CBL Facility”) and contains financial maintenance covenants that provide substantially greater flexibility than those in the previous CBL Facility; it contains two financial maintenance covenants, an operating company leverage covenant of 3.50x and a fixed charge covenant of 1.15x, for the life of the facility. As of October 31, 2008, the variable interest rate on the Term Loan was LIBOR plus a margin of 3.75%.

•

On February 12, 2008, the company issued $200 million of 4.25% convertible senior notes due 2016 (“Convertible Notes”). The Convertible Notes provided approximately $194 million in net proceeds, which were used to repay debt. The full principal amount of the Convertible Notes matures August 15, 2016.

At September 30, 2008, no borrowings were outstanding under the Revolver and $21 million of credit availability was used to support issued letters of credit, leaving $129 million of availability under the Revolver. The company has debt maturities of no more than $20 million in any year until 2014. See further information about the company’s debt in Note 3 to the Condensed Consolidated Financial Statements.

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

At September 30, 2008, the fair value of the company’s foreign currency options and the bunker fuel swaps was $21 million and $59 million, respectively. The company trades only with counterparties that meet certain liquidity and creditworthiness standards, and believes that its fuel and currency hedging positions are recorded at fair value, including any limited counterparty risk that may exist. A 10% increase in the euro currency rates would result in a decline in fair value of the foreign currency options of approximately $17 million and $27 million at September 30, 2008 and December 31, 2007, respectively. However, the company expects that any loss on these contracts would be more than offset by an increase in the dollar realization of the underlying sales denominated in foreign currencies. A 10% decrease in bunker fuel rates would result in a decline in fair value of the bunker fuel swaps of approximately $19 million and $20 million at September 30, 2008 and December 31, 2007, respectively. Between September 30, 2008 and October 27, 2008, the euro currency rate decreased approximately 15% and bunker fuel rates decreased approximately 40%.

The company’s balance of cash and cash equivalents was $170 million, $61 million and $119 million at September 30, 2008, December 31, 2007 and September 30, 2007, respectively. The company used $20 million in October 2008 to complete its program to repurchase Senior Notes, as described above. Cash and cash equivalents are comprised of either bank deposits or amounts invested in money market funds. The increase in cash from December 31, 2007 resulted primarily from operating income and proceeds from the sale of Atlanta.

Operating cash flow was $46 million and $63 million for the nine months ended September 30, 2008 and 2007, respectively. Operating cash flow for the nine months decreased from the year-ago period despite significantly improved operating performance as a result of changes in working capital. Working capital changes included increases in receivables from higher North American banana pricing, slower collections in Europe and external sales to Atlanta; an increase in inventory from an increased amount of bananas in-transit, higher purchased fruit, paper and commodity costs; and decreases in accounts payable.

Capital expenditures were $32 million and $33 million for the nine months ended September 30, 2008 and 2007, respectively.

The company has not made dividend payments since 2006, and any future dividends would require approval by the board of directors. Under the Credit Facility, CBL may distribute cash to CBII, the parent company, for routine CBII operating expenses, interest payments on CBII’s 7 1/2% and 8 7/8% Senior Notes, the Convertible Notes and payment of certain other specified CBII liabilities. At September 30, 2008, distributions to CBII, other than for normal overhead expenses, interest on the 7 1 /2% and 8 7/8% Senior Notes and interest on the Convertible Notes, were limited to approximately $100 million annually.

Recent Global Economic and Credit Market Conditions

Management believes that most of the company’s products are well-positioned to withstand the risks of the current global economic slowdown. In fact, the majority of the company’s products are expected to benefit because they are staple food items that provide both convenience and value to consumers, who may shift more toward eating at home. However, the company may experience lower consumer demand and resistance to price increases, particularly for some premium products, including certain value-added salad blends as well as bananas sold at a significant competitive price premium in core European markets. In addition, loss of consumer purchasing power or credit availability may reduce demand for bananas in certain Trading markets, which could negatively affect pricing.

Management also believes that the company has ample liquidity and a solid capital structure. At September 30, 2008, the company had total cash of $170 million ($20 million of which was used to complete the Senior Note repurchase program in October) and $129 million of available borrowing capacity under its revolving credit facility, which provides significant financial covenant flexibility and is placed with a syndicate of highly rated commercial banks. After completion of the Senior Note repurchase program, the company has total debt of $780 million and debt maturities of no more than $20 million in any year until 2014. See Note 3 to the Condensed Consolidated Financial Statements for further description of the company’s debt agreements and financing activities.

The company uses put options to hedge its risk to a decline in the U.S. dollar value of its estimated net euro cash flow exposure, since there can be no assurance that local euro pricing will increase sufficiently to offset euro currency weakness. As of October 27, 2008, the company held average euro put option coverage for approximately 75% of its expected net euro cash flow exposure for the remainder of 2008 and 2009, and approximately one-third of its expected net exposure for 2010, at rates of $1.40, $1.39 and $1.41 per euro, respectively. The company also uses bunker fuel swaps to minimize volatility and protect against the risk of significant increases in costs for fuel used in its ocean shipping operations. The company also uses bunker fuel swaps to minimize volatility and protect against the risk of significant increases in costs for fuel used in its ocean shipping operations. Due to recent declines in fuel prices, the company expanded its fuel hedging portfolio in October 2008 in line with its hedging program guidelines. As of October 27, 2008, the company held hedge positions for approximately three-fourths of its expected bunker fuel usage for the remainder of 2008, 2009 and 2010, and approximately half of its expected usage in 2011, at average bunker fuel swap rates of $350, $353, $482, and $464 per metric ton, respectively.

Critical Accounting Policies and Estimates

There have been no material changes to the company’s critical accounting policies and estimates described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the company’s Annual Report on Form 10-K for the year ended December 31, 2007, except as described in Note 13 to the Condensed Consolidated Financial Statements, which describes the company’s accounting policy for measuring fair value, as a result of the adoption of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.”

New Accounting Pronouncements

See Notes 13 and 14 to the Condensed Consolidated Financial Statements for information on the new accounting pronouncements relevant to the company.

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

In January 2006, the EC implemented the new regime. The new regime eliminated the quota that was previously applicable and imposed a higher tariff on bananas imported from Latin America, while imports from African, Caribbean and Pacific (“ACP”) sources were assessed zero tariff on the first 775,000 metric tons. In January 2008, the 775,000 metric ton ACP quota was eliminated, enabling unlimited quantities of ACP bananas to enter the EU tariff-free.

The new regime increased the tariff to €176 per metric ton from €75 per metric ton, which equates to a cost increase of approximately €1.84 per box for bananas imported by the company into the EU from Latin America, Chiquita’s primary source of bananas. As a result, in 2006 the company incurred approximately $75 million more in higher tariff-related costs compared to 2005, consisting of approximately $115 million in incremental tariff costs minus approximately $40 million in lower costs to purchase banana import licenses, which are no longer required. The total tariff cost impact in euros has remained similar in subsequent years, and neither the company nor the industry has been able to pass on these tariff-cost increases to customers or consumers. The overall negative impact of the new regime on the company has been and is expected to remain substantial, despite the company’s ability to maintain its price premium in the European market.

Several countries have taken steps to challenge this regime as noncompliant with the EU’s WTO obligations not to discriminate against, or raise restrictions on, bananas from Latin America. Between February and June 2007, four separate legal proceedings were filed in the WTO. Ecuador, Colombia, Panama, the United States, Nicaragua, Brazil and others are now parties to, or formally supporting, one or more of the proceedings. In December 2007, the WTO upheld the complaint by Ecuador and ruled that the EU’s banana importing practices violate international trade rules. In February 2008, the WTO upheld a comparable complaint by the United States. Both decisions were appealed by the EC in August 2008. Final decisions are expected no earlier than late 2008.

WTO negotiations regarding potential tariff reductions are underway among some of the parties to the trade dispute. In July 2008, the EC reached a tentative agreement to reduce the tariff to €114 per metric ton over 8 years. When the Doha Round of global trade talks collapsed, the EU declined to finalize that agreement. There can be no assurance that any of these WTO proceedings or negotiations will result in changes to the EU regime, or that any resulting changes will favorably impact the company’s results.

The company has international operations in many foreign countries, including those in Latin America, the Philippines and Africa. The company’s activities are subject to risks inherent in operating in these countries, including government regulation, currency restrictions and other restraints, burdensome taxes, risks of expropriation, threats to employees, political instability, terrorist activities, including extortion, and risks of U.S. and foreign governmental action in relation to the company. Should such circumstances occur, the company might need to curtail, cease or alter its activities in a particular region or country. In addition, as a result of such matters, the company may be subject from time to time to investigations, fines and legal proceedings. Regardless of the outcomes, the legal fees and other costs incurred in defense of such matters may be significant. See Note 5 to the Condensed Consolidated Financial Statements for a further description of certain matters which could have an impact on the company’s consolidated financial statements.

* * * * *

This quarterly report contains certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond the control of Chiquita, including: the customary risks experienced by global food companies, such as prices for commodity and other inputs, food safety, currency exchange rate fluctuations, government regulations, industry and competitive conditions, labor relations, taxes, political instability and terrorism; changes in the competitive environment following the 2006 conversion to a tariff-only banana import regime in the European Union; unusual weather conditions and crop risks; access to and cost of financing; the company’s ability to achieve the cost savings and other benefits anticipated from its 2007 restructuring; any negative operating or other unexpected impacts from the relocation of the company’s European headquarters to Switzerland; product recalls and other events affecting the industry and consumer confidence in company products; and the outcome of pending claims and governmental investigations involving the company, and the legal fees and other costs incurred in connection with them.

The forward-looking statements speak as of the date made and are not guarantees of future performance. Actual results or developments may differ materially from the expectations expressed or implied in the forward-looking statements, and the company undertakes no obligation to update any such statements.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Management – Financial Instruments” in the company’s 2007 Annual Report on Form 10-K. As of September 30, 2008, the only material changes from the information presented in the Form 10-K are provided below.

A hypothetical 10% increase in the euro currency rates would result in a decline in fair value of the foreign currency options of approximately $17 million and $27 million at September 30, 2008 and December 31, 2007, respectively. However, the company expects that any loss on these contracts would be more than offset by an increase in the dollar realization of the underlying sales denominated in foreign currencies. A hypothetical 10% decrease in bunker fuel rates would result in a decline in fair value of the bunker fuel swaps of approximately $19 million and $20 million at September 30, 2008 and December 31, 2007, respectively. Between September 30, 2008 and October 27, 2008, the euro currency rate decreased approximately 15% and bunker fuel rates decreased approximately 40%.

The company’s debt structure has changed significantly as described in Note 3 to the Condensed Consolidated Financial Statements and in “Item 2 – Financial Condition—Liquidity and Capital Resources” above. Chiquita’s interest rate risk relates to its fixed and variable rate debt. After completion of the senior note repurchase program in October 2008, total debt was $780 million, of which approximately 76% had fixed interest rates. This compared to total debt of $803 million at December 31, 2007, of which approximately 60% had fixed interest rates. An adverse change in fair value of the company’s fixed-rate debt from a hypothetical decline in interest rates of 0.5% would have been approximately $15 million and $12 million at September 30, 2008 and December 31, 2007, respectively, although such a change would not affect the carrying value of the company’s debt on the Condensed Consolidated Financial Statements. The company had approximately $195 million and $336 million of variable-rate debt at September 30, 2008 and December 31, 2007, respectively, which did not change after the completion of the senior note repurchase program in October 2008. A change in interest rates of 1% would result in a change to annual interest expense of approximately $2 million and $3 million, respectively.

Item 4—Controls and Procedures

Evaluation of disclosure controls and procedures

The company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic filings with the SEC is (a) accumulated and communicated to the company’s management in a timely manner and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of September 30, 2008, an evaluation was carried out by management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of that date.

Changes in internal control over financial reporting

The company also maintains a system of internal accounting controls, which includes internal control over financial reporting, that is designed to provide reasonable assurance that the company’s financial records can be relied on for preparation of its consolidated financial statements in accordance with generally accepted accounting principles and that its assets are safeguarded against loss from unauthorized use or disposition. An evaluation was carried out by management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, of the company’s internal control over financial reporting. Based upon that evaluation, management concluded that during the quarter ended September 30, 2008, there were no changes in the company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II—Other Information

Item 1—Legal Proceedings

The information in the second through eighth paragraphs, captioned “Colombia Related Matters,” of Note 5 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q is hereby incorporated by reference into this Item.

The information in the paragraphs captioned “Competition Law Proceedings” in Note 5 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q is hereby incorporated by reference into this Item.

Reference is made to the discussion under “Part 1, Item 3 – Legal Proceedings – Personal Injury Cases” in the company’s Annual Report on Form 10-K for the year ended December 31, 2007 regarding the purported DBCP class action in Hawaii State Court. Chiquita has been dismissed as a defendant from this case.

Regardless of their outcomes, the company has paid, and will likely continue to incur significant legal and other fees to defend itself in the proceedings described in “Part 1, Item 3 – Legal Proceedings – Personal Injury Cases” in the company’s Annual Report on Form 10-K for the year ended December 31, 2007, and in Note 5 herein, which may have a significant impact on the company’s financial statements. The company maintains general liability insurance policies that should provide coverage for the types of costs involved in defending the tort lawsuits described in the third and fourth paragraphs of Note 5, but its primary insurers have to date not paid such costs. Several primary general liability insurers have disputed their obligation to do so in whole or in part. One primary insurer has not yet taken a position on this question, and one is insolvent. On September 23, 2008, the company filed suit in the Common Pleas Court of Hamilton County, Ohio against three of the company’s primary general liability insurers seeking (i) a declaratory judgment with respect to the insurers’ obligation to reimburse the company for defense costs that it has incurred (and will incur) in connection with the defense of the tort claims described above; and (ii) an award of damages for the insurers’ breach of their contractual obligation to reimburse the company for such costs. See Chiquita Brands International, Inc. v. Federal Insurance Co., American Motorists Insurance Co., and Lumbermens Mutual Casualty Co., Case No. A0808934 (Ohio Ct. C.P. (Hamilton County), filed Sept. 23, 2008). There can be no assurance that any claims under the applicable policies will result in insurance recoveries.

Item 1A—Risk Factors

The following risk factor included in the company’s 2007 Form 10-K is updated in the section of this report indicated below:

Risk Factor (from 10-K)	Location of Update in this 10-Q
Increased tariff costs and competition in the European banana market resulting from changes in the EU banana import regime implemented in 2006 has adversely affected our European business and our operating results and will continue to do so.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risks of International Operations.

Item 6—Exhibits

Exhibit 10.1 – Chiquita Brands International, Inc. Chiquita Stock and Incentive Plan, conformed to include amendments through September 1, 2008.

Exhibit 10.2 – Form of Amendment to Restricted Stock Award and Agreement, including executive officers, approved on September 1, 2008, applicable to grantees who may attain “Retirement” prior to issuance of the shares.

Exhibit 10.3 – Form of Amendment to Restricted Stock Award and Agreement, including executive officers, approved on September 1, 2008, applicable to grantees who will not attain “retirement” prior to issuance of the shares.

†	Exhibit 10.4 – International Banana Purchase Agreement F.O.B. (Port of Loading) dated January 25, 2008 between Chiquita International Limited and Banana International Corporation, an affiliate of C.I. Banacol, S.A., English translation of original document, which is in Spanish, conformed to include amendments through July 14, 2008.

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32 – Section 1350 Certifications

†	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment. The omitted portions have been filed with the Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIQUITA BRANDS INTERNATIONAL, INC.

By:	/s/ Brian D. Donnan
Brian D. Donnan
Vice President and Controller
(Chief Accounting Officer)

October 31, 2008