Form 10-K
period 2008-12-31
CHIQUITA BRANDS INTERNATIONAL INC
filed 2009-02-27
CIK 101063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Fiscal Year Ended December 31, 2008 or

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

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

The aggregate market value of Common Stock held by non-affiliates at June 30, 2008, the last business day of the registrant’s most recently completed second quarter, was approximately $650 million.

As of February 17, 2009, 44,423,207 shares of Common Stock were outstanding.

Documents Incorporated by Reference

Portions of the Chiquita Brands International, Inc. 2008 Annual Report to Shareholders are incorporated by reference in Parts I and II. Portions of the Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference in Part III.

CHIQUITA BRANDS INTERNATIONAL, INC.

This Annual Report on Form 10-K contains certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond the control of Chiquita, including: the customary risks experienced by global food companies, such as prices for commodity and other inputs, currency exchange rate fluctuations, industry and competitive conditions (all of which may be more unpredictable in light of uncertainty in the global economic environment), government regulations, food safety and product recalls affecting the company or the industry, labor relations, taxes, political instability and terrorism; unusual weather conditions and crop risks; access to and cost of financing; any negative operating or other impacts from the relocation of the company’s European headquarters to Switzerland; and the outcome of pending litigation and governmental investigations involving the company, and the legal fees and other costs incurred in connection with such items.

The forward-looking statements speak as of the date made and are not guarantees of future performance. Actual results or developments may differ materially from the expectations expressed or implied in the forward-looking statements, and the company undertakes no obligation to update any such statements.

PART I

ITEM 1.	BUSINESS

General

Chiquita Brands International, Inc. (“CBII”) and its subsidiaries (collectively, “Chiquita” or the company) operate as a leading international marketer and distributor of bananas and other fresh produce sold under the Chiquita® and other brand names in more than 90 countries and of packaged salads sold under the Fresh Express® and other brand names primarily in the United States. The company produces on its owned farms approximately one-third of the bananas it markets, and purchases the remainder of the bananas and all of the lettuce and other fresh produce from third-party suppliers throughout the world.

Management believes that most of the company’s products are well-positioned to withstand the risks of the current global economic slowdown. Many of the company’s products may benefit because they are staple food items that provide both convenience and value to consumers, who may shift more towards eating at home. However, consumer demand for certain of the company’s more premium products may be negatively impacted, including certain value-added salad blends as well as bananas sold at a significant competitive price premium in core European markets, and Just Fruit in a Bottle, the company’s European fresh fruit smoothie product. In North America, demand for bananas has been stable despite cost-driven price increases at retail, and while some consumers are eating more at home and purchasing more retail value-added salads, some consumers have shifted their purchases to less profitable value-added salad products or to private label.

Business Segments

Chiquita reports the following three business segments:

•	Bananas. The Banana segment includes the sourcing (purchase and production), transportation, marketing and distribution of bananas.

•

Salads and Healthy Snacks. The Salads and Healthy Snacks segment includes ready-to-eat, packaged salads, referred to in the industry as “value-added salads”; fresh vegetable and fruit ingredients used in foodservice; processed fruit ingredient products; and healthy snacking products, including the company’s fresh fruit smoothie, Just Fruit in a Bottle, sold in Europe. The lower operating performance of the salad business in 2008, along with slower growth expectations, recent negative category volume trends and a decline in market values resulting from weakness in the general economy as well as the financial markets, led to a $375 million ($374 million after-tax) goodwill impairment charge in the fourth quarter of 2008.

•	Other Produce. The Other Produce segment includes the sourcing, marketing and distribution of whole fresh fruits and vegetables other than bananas.

Prior periods have been restated for discontinued operations. In August 2008, the company sold its subsidiary, Atlanta AG (“Atlanta”). In connection with the sale, the company contracted with Atlanta to continue to serve as the company’s preferred supplier of banana ripening and distribution services in Germany, Austria and Denmark for at least five years. The continuing cash flows are not considered to be significant and, therefore Atlanta is presented as discontinued operations. Prior to the sale, Atlanta represented a significant portion of the Other Produce segment, and also had operations in the Banana segment. Further information on the transaction, including summary financial information for these discontinued operations, can be found in Note 3 to the Consolidated Financial Statements.

No individual customer accounted for more than 10% of the company’s net sales during any of the last three years.

BANANA SEGMENT

Chiquita sources, distributes and markets bananas sold principally under the “Chiquita” brand name. Banana segment net sales were $2.1 billion, $1.8 billion and $1.7 billion in 2008, 2007 and 2006, respectively. Banana sales amounted to approximately 57% of Chiquita’s consolidated net sales in 2008 and approximately 52% in each of 2007 and 2006. Banana sales in Europe and other international markets were approximately 62% of the segment sales in 2008 and approximately 67% in each of 2007 and 2006. The remainder of the banana segment sales are in North America. Chiquita’s other international markets for bananas include the Middle East and the Far East, which are both primarily served through a joint venture that sources its bananas from the Philippines.

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

Markets, Customers and Distribution

Chiquita’s principal markets are North America and Europe. In Europe, the company is the market leader and obtains a price premium for its Chiquita® bananas. In North America, the company maintains a No. 2 market position in bananas. The company sells approximately one-fourth of all bananas imported into each of these markets. In Europe, the company’s core market is the 27 member states of the European Union (“EU”), Switzerland, Norway and Iceland. In 2009, the company added regular service to certain non-EU Mediterranean countries which were formerly included in Trading markets. The company operates in Trading markets, which include the remainder of Europe, Russia and the Mediterranean, where the volume of fruit sold typically reflects excess banana supplies beyond core market demands, often sold on a spot basis when the company believes it can effectively cover its costs. The company also serves the Asian and Middle East markets primarily through a joint venture. The joint venture sold approximately 11%, 10% and 15% of bananas imported into Japan in 2008, 2007 and 2006, respectively. Sales in the Asian, Middle East and Trading markets are primarily invoiced in U.S. dollars.

Chiquita’s customers are primarily retailers and wholesalers. In North America, the company’s retail customers are national and regional grocery retailers. Continuing industry consolidation has increased the buying leverage of these major grocery retailers. North American retailers and wholesalers generally seek annual, and sometimes multi-year contracts with suppliers that can provide a wide range of fresh produce. In Europe, the company’s customers are also large chain stores and wholesalers with similar consolidation trends; however, they do not typically seek annual or multi-year contracts, but rather competitive high-quality suppliers with whom they can build lasting profitable relationships.

Chiquita has regional sales organizations to service major retail customers and wholesalers. In most cases, these sales organizations provide services for all of the company’s products, not just bananas. In addition, the sales organizations provide customer support, including assistance with transportation and logistics, ripening, and category management for bananas and other produce. In both Europe and North America, the company sells “green” (unripened) bananas and “yellow” (ripened) bananas, which are ripened in its own facilities. Many customers have their own facilities to ripen “green” bananas purchased from Chiquita or other sources; in some cases, Chiquita provides technical advice or operates the customers’ ripening facilities. Chiquita also provides retail marketing support services for its customers. These ripening, advisory and support services help the company develop and strengthen long-term supply relationships with customers.

In North America, Chiquita enters into product and service contracts with large retail customers, most often for one-year terms. Approximately 94% of the volume sold in North America is sold under these contracts. An advantage of these contracts is that they stabilize demand and pricing throughout the year and reduce the company’s exposure to volatile spot market prices and supply and demand imbalances. A disadvantage is that the company may not be able to pass on unexpected cost increases when they arise or may not be able to take advantage of short-term, market-driven price increases due to short supply or other factors. However in 2008, Chiquita implemented surcharges to recover higher sourcing costs driven by short supply.

In recent years, Chiquita has developed additional distribution channels for bananas. In the past, it was not economically feasible to distribute single bananas to quick-service restaurants and convenience stores because of the high spoilage rates when bananas are not kept under controlled conditions and when they cannot be delivered frequently. In 2004, Chiquita signed a Joint Technology Development and Supply Agreement through 2011, with a five-year renewal option through 2016, with a subsidiary of Landec Corporation to obtain patented packaging technology which extends the shelf-life of bananas and allows profitable distribution through these channels. This technology was used to introduce “Chiquita-to-Go” bananas into quick-service restaurants and convenience stores in supply boxes containing 40 individual bananas. The company has also applied this technology to certain other produce items to extend shelf-lives.

Pricing

The selling price received for bananas depends on several factors, including their availability and quality in relation to competing fresh fruit items. Banana pricing (both to purchase and to sell) is seasonal because a major portion of other fresh fruit comes to market in the summer and fall. As a result, banana prices and Chiquita’s Banana segment results are typically stronger during the first half of the year. Particularly in core European and Trading markets, it is customary for prices to reset weekly to reflect market changes in supply, demand and cost. Although Chiquita sells some bananas in Europe under fixed-price contracts, these contracts often include differential pricing, with higher pricing in the first half of the year and lower pricing in the second half to correspond with the seasonal supply-and-demand dynamics. See “Markets, Customers and Distribution.” Due to the strength of the “Chiquita” brand and the company’s reputation for consistent product quality, leadership in consumer marketing and category management, and innovative ripening techniques, Chiquita generally obtains a premium price for its bananas sold in Europe.

Sourcing

Bananas grow in tropical climates where the temperature generally does not fall below 50 degrees Fahrenheit. Under normal circumstances, banana plants can produce fruit for harvest approximately every seven months. If banana plants are destroyed (e.g. from flooding, disease or other causes), replantings will bear fruit for harvest in approximately nine months under normal circumstances. After harvest, bananas are washed and, in most cases, cut into clusters and packed into 40-pound boxes. The boxes of bananas are placed on pallets and loaded into containers for shipment.

During 2008, approximately one-fifth of all bananas sold by Chiquita were sourced from each of Costa Rica and Guatemala. Chiquita also sources bananas from numerous other countries, including Panama, Ecuador, Colombia, Honduras, Nicaragua and the Philippines. Chiquita sold its Ivory Coast operations in January 2009. In 2008, Chiquita entered into long-term strategic sourcing agreements in Mozambique and

Angola and expects to begin sourcing bananas from these countries in 2010. In 2008, approximately one-third of the bananas sourced by Chiquita were produced by subsidiaries on owned farms and the remainder were purchased from independent growers under short and long-term fruit supply contracts in which Chiquita takes title to the fruit either at packing stations or once loaded aboard ships.

Although Chiquita maintains broad geographic diversification in purchased bananas, it relies to a significant extent on long-term relationships with certain large growers. In 2008, Chiquita’s five largest independent growers, which operate in Colombia, Ecuador, Costa Rica and Guatemala, provided approximately 48% of Chiquita’s total volume of purchased bananas from Latin America. In January 2008, Chiquita entered into a new agreement with an affiliate of C.I. Banacol S.A., a Colombia-based producer and exporter of bananas and other fruit products, for the continuing purchase of bananas produced in Colombia and Costa Rica through 2012. Through this agreement, Chiquita purchases approximately 15 million boxes of bananas per year, primarily from Colombia, which continues to account for more than 19% of the company’s purchased banana volume.

Purchasing bananas allows the company to reduce its financial and operating risks and avoid the substantial capital required to maintain and finance additional banana farms. Typically, banana purchase agreements have multi-year terms, in some cases as long as 10 years. However, the applicable prices under some of these agreements may be renegotiated annually or every other year and, if new purchase prices cannot be agreed upon, the contracts will terminate. The long-term purchase agreements typically include provisions relating to agricultural practices, packing and fruit handling, environmental practices, food safety, social responsibility standards, penalties payable by Chiquita if it does not take delivery of contracted fruit, penalties payable by the grower for shortages to contracted volumes, and other provisions common to contracts for the international sale of goods. Under some fruit supply arrangements, Chiquita provides the growers with technical assistance related to production and packing of bananas for shipment.

Chiquita believes that its agricultural practices contribute to the quality of the bananas it produces. Chiquita also specifies many of the same requirements for its growers.

The production of bananas is vulnerable to (1) adverse weather conditions, including windstorms, floods, drought and temperature extremes, (2) natural disasters, such as earthquakes and hurricanes, (3) crop disease, such as the leaf fungus, black sigatoka, and (4) pests. See “Item 1A—Risk Factors” for further information on risks inherent in the production of bananas.

Labor costs in the tropics for Chiquita’s owned production of bananas represented 3% of the company’s total operating costs in 2008. These costs vary depending on the country of origin. To a lesser extent, fertilizer costs are important as well as paper costs for the production and packaging of bananas.

Logistics

Bananas are distributed internationally and are transported primarily by refrigerated, ocean-going vessels. Due to their highly perishable nature, bananas must be brought to market and sold generally within 30 to 40 days after harvest. This requires efficient logistics processes in loading, unloading, transporting and delivering fruit from the farm to the outbound port, from the source country to the market country, and from the inbound port to the customer. Chiquita charters refrigerated cargo ships to transport its bananas. These ships are highly specialized, in both size and technology, for international trade in bananas and other refrigerated products.

In June 2007, Chiquita sold its twelve refrigerated cargo ships and chartered them back from an alliance formed by two global shipping operators, Eastwind Maritime Inc. and NYKLauritzenCool AB. Eleven of the ships are being chartered back through 2014, with options for up to an additional five years, and one ship is being chartered back through 2010, with an option for up to an additional two years. In connection with this transaction, Chiquita also chartered seven additional ships for two or three year terms.

The remainder of the company’s shipping needs, which is less than 10% of the total, is chartered on a spot basis. See Note 3 to the Consolidated Financial Statements included in Exhibit 13 for further information on the sale-leaseback transaction.

From time to time, the company has experienced interruptions in its shipping for reasons such as mechanical breakdown or damage to a ship, strikes at ports and port damage due to weather (e.g. hurricanes or tropical storms). Although the company believes it carries adequate insurance and attempts to transport products by alternative means in the event of an interruption, an extended interruption could have a significant adverse impact on the company.

Transportation costs are significant; however Chiquita believes it has a cost-efficient transportation system. Total logistics costs were approximately $450 million, $400 million and $350 million in 2008, 2007 and 2006, respectively. The price of bunker fuel used in shipping operations is an important variable component of transportation costs. The ship sale-leaseback transaction does not impact the company’s ongoing fuel exposure because the company continues to pay for the bunker fuel used by these ships throughout their charter periods. Historically, and especially over the last few years, bunker fuel prices have been volatile. Chiquita hedges this risk with forward contracts permitting it to lock in fuel purchase prices of up to three-fourths of its core bunker fuel needs for up to three years and thereby minimize the volatility that fuel prices could have on its operating results. However, these hedging strategies do not fully protect against continually rising fuel prices and also can result in losses when market prices for fuel decline. Due to the decline in fuel prices in late 2008, in relation to market forward fuel prices at December 31, 2008, the company’s hedge positions entailed potential unrecognized losses of $24 million, $36 million and $17 million in 2009, 2010 and 2011, respectively. However, the company expects that these potential losses will be partly offset by lower market prices of bunker fuel. In order to reduce ocean transportation costs, Chiquita transports third-party cargo, primarily from North America and Europe, to Latin America. See further discussion of the company’s hedging activities in the “Market Risk Management—Financial Instruments” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Notes 1 and 10 to the Consolidated Financial Statements, both included in Exhibit 13.

Chiquita operates loading and unloading facilities that it owns or leases in Central and South America and various ports of destination in Europe and North America. Most of the ports used by the company serve relatively large geographic regions for production or distribution. If a port becomes unavailable, the company must access alternate port facilities and reconfigure its distribution, which can increase its costs. To transport bananas overland to ports in Central and South America and from the ports of destination to the customers, the company uses common carriers. Generally, title to the bananas passes to the customer upon delivery, which is either at the port of destination or at the customer’s inland facilities. In certain locations in Latin America, the company operates port facilities for all cargo entering or leaving the port, not just for its own products.

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

Bananas are harvested while still green and are subsequently ripened. To control quality, bananas are normally ripened under controlled conditions. Chiquita has a proprietary Low-Temperature Ripening process, a state-of-the-art banana ripening technique that enables bananas to be ripened in shipping containers during transit. Chiquita also operates pressurized ripening rooms in Europe and North America to continue to manage the ripening process. In 2008, the company sold its German distribution business, Atlanta; however, Atlanta will continue to serve as the company’s preferred supplier of banana ripening and distribution services in Germany, Austria and Denmark for at least five years. The company believes Chiquita’s service provides value to customers through improved fruit quality, longer shelf life, lower inventory levels and lower required investment.

SALADS AND HEALTHY SNACKS SEGMENT

The Salads and Healthy Snacks segment includes packaged, ready-to-eat salads in the retail market, commonly referred to as “value-added salads” sold under the Fresh Express and other labels, fresh vegetable and fruit ingredients used in foodservice, healthy snacks, and processed fruit ingredient products. Net sales of the Salads and Healthy Snacks segment were approximately $1.3 billion, $1.3 billion and $1.2 billion for the years ended December 31, 2008, 2007 and 2006, respectively. The Fresh Express business diversifies the company through value-added products and a more balanced mix of sales between Europe and North America. This diversification makes the company less susceptible to risks unique to Europe, such as foreign exchange risk and the dynamics of the regulated banana import market in the EU.

During the second half of 2008 and particularly in the fourth quarter, the salad business was impacted by slower category growth and higher product supply costs, including temporary inefficiencies during the consolidation of salad processing and distribution facilities. The company also experienced higher costs from new products including the expansion of Gourmet Café salads in North America.

In response, the company implemented strategies to improve the profitability of the salads business, including: increasing pricing in retail and foodservice; eliminating unprofitable contracts and products; modifying pricing to recover fuel-related cost increases; eliminating network inefficiencies; and improving trade spending and merchandising. As part of these strategies, the company elected not to renew contracts with certain foodservice customers who were unwilling to accept price increases, and as a result, the company expects its foodservice volume could decline by as much as 50% in 2009. Although this decline in foodservice volume is expected to have a temporary negative impact on the company’s cost structure until it can be replaced with more profitable retail and foodservice volume, the company expects 2009 results of its overall salad operations to improve over 2008, as a result of its profit-improvement strategies.

Chiquita’s Fresh Express subsidiary is a leading purchaser, processor, packager and distributor of a variety of value-added salads and other healthy snacks in North America. The company distributes approximately 400 different Fresh Express branded products nationwide to food retailers as well as foodservice distributors and operators and quick-service restaurants. During 2008, the company also distributed more than approximately 550 fresh produce foodservice offerings, primarily to third-party distributors for resale mainly to quick-service restaurants located throughout the U.S. However, as part of the strategy implemented by the company in late 2008 to improve the profitability of the salads business by eliminating unprofitable contracts and products, the number of fresh foodservice offerings was reduced to approximately 80. Fresh Express’ retail value-added salads had 45% and 47% retail market share during 2008 and 2007, respectively, which is the No. 1 position in the U.S. The company ships an average of 15 million fresh, ready-to-eat Fresh Express-branded salad bags to markets across the United States every week. Based upon consumption patterns, volume and profitability are typically higher during the second and third quarters of the year. The company believes Fresh Express is a leader in freshness-extending, controlled and modified atmosphere packaging systems for value-added salads. The company is also a supplier of healthy snacks, including the Chiquita Fruit Bites line of single-serve fruit snacks sold in convenience, retail and foodservice outlets.

Competition

Fresh Express competes with a variety of other branded and private label value-added salads. Retail competitors include Dole Food Company, Ready Pac Produce, and Taylor Farms. In addition, there are many other processed food and other food and produce sellers who could enter the value-added salads category and other healthy snack markets. Chiquita believes its Fresh Express brand distinguishes itself in the area of food safety in the salad industry – see “Health, Environmental and Social Responsibility” below. Approximately one-fourth of the Salads and Healthy Snacks segment net sales have been to foodservice customers.

Competitors in the foodservice area are predominately national, regional and local processors. There is intense competition from national and large regional processors when selling produce to foodservice customers, which may require the company to market its products and services to a particular customer over a long period of time before it is even invited to bid.

Markets, Customers and Distribution

The company supplies its Salads and Healthy Snacks retail products under the Fresh Express and Chiquita brands to several of the nation’s top retailers and to a diverse base of customers throughout the United States. Most of these retail accounts are currently under multi-year contracts with fixed prices per case. An advantage of these contracts is that they stabilize demand and pricing throughout the year. A disadvantage is that the company may not be able to pass on unexpected cost increases when they arise or may not be able to take advantage of short-term, market-driven price increases. However in late 2008, Chiquita was able to renegotiate many of these contracts to include terms that permit the company to more quickly recover rising fuel and fuel-related costs.

Value-added salads sold to grocery retailers are supported by a sales and marketing organization that includes regional business managers who are responsible for sales to retail grocery accounts within their geographic regions and sales managers who work with a network of brokers across the country to sell products, gain business with new retail accounts and introduce new products to existing retail accounts. This same sales network also handles sales of bananas and other produce sold by Chiquita. Chiquita provides fresh-cut produce, such as lettuce, tomatoes, spinach, cabbage, broccoli, cauliflower, onions and peppers, to foodservice distributors who resell these products to foodservice operators. Customer sales representatives and account managers service these foodservice customers.

The following table presents information about the Fresh Express retail value-added product lines that represent 10% or more of retail sales:

•	Blends. Romaine and other fancier lettuce-based salads reflecting, in some instances, international themes.

•	Tender Leaf Blends. Spring mix and baby spinach blends.

•	Complete Salads. Salads that contain toppings and dressings.

•	Garden. Shredded or chopped iceberg lettuce with portions of shredded red cabbage and shredded carrots.

•	Garden Plus. Iceberg and romaine combinations with additions such as carrots, cabbage or green leaf lettuce.

Chiquita also provides value-added produce items under the Fresh Express label to foodservice distributors nationwide for resale primarily to quick-service restaurants. Foodservice customers mainly purchase shredded lettuce; however, the company has introduced new, higher-margin products into this market, such as premium tender leaf salads. The company markets to foodservice customers by focusing on large, strategic accounts that provide reliable business at reasonable margins, under contracts that typically allow for the pass-through of raw product and other cost increases on a weekly basis.

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

Logistics

Once harvested, the produce is typically cooled and shipped by environment-controlled trucks to the company’s facilities where it is inspected, processed, packaged and boxed for shipment. The company has six processing/distribution plants and one distribution center located in California, Georgia, Illinois, Pennsylvania and Texas. Orders for value-added salads and other fresh-cut produce are shipped quickly after processing, primarily to customer distribution centers or third-party distributors for further redistribution. Deliveries are made in temperature-controlled trucks that are contracted for hire. This distribution network allows for nationwide daily delivery capability and provides consistently fresh products to customers. Furthermore, Chiquita believes more frequent deliveries allow retailers to better manage their inventory and reduce product spoilage, which helps boost the retailers’ margins.

Healthy Snacks

In 2006, Chiquita introduced “Just Fruit in a Bottle,” a line of 100% fresh fruit smoothies. Through 2008, distribution of Just Fruit in a Bottle has expanded to six countries in Europe: Belgium, Denmark, Germany, the Netherlands, Sweden, and Austria. Just Fruit in a Bottle consists of Chiquita banana puree and other fresh fruit, which is bottled in Germany. Chiquita uses third-party distribution services to make frequent deliveries in refrigerated trucks to retail and convenience customers. Chiquita incurred $26 million of operating losses in the successful expansion of Just Fruit in a Bottle in 2008 compared to $16 million in 2007. The company expects the total annual operating losses to be significantly less in 2009. Just Fruit in a Bottle has achieved the No. 1 market position in most markets served. Major branded competitors include Tropicana, Innocent and True Fruits.

The healthy snacks business in North America involves purchasing, processing, packaging and distributing a variety of fresh-cut apples and carrots in a variety of convenient, Chiquita-branded packaging, such as “Chiquita Fruit Bites,” which are sold throughout the U.S. The company sources fruit from North and South America, depending on the season, and cuts and packages the fruit in sealed packages. It makes frequent deliveries to customers, which include retailers, such as large grocery chains, and distributors, as well as foodservice customers, mainly quick-service restaurants. Its primary competitors are regional producers of branded and private label fresh-cut fruit selections. The company’s North American healthy snack fruit processing facilities are in Illinois, Georgia and California.

OTHER PRODUCE SEGMENT

Chiquita distributes and markets an extensive line of fresh fruit and vegetables other than bananas in Europe, North America and the Far East. The major items sold are grapes, pineapples, melons, stonefruit, apples, kiwi and tomatoes. Net sales of the Other Produce segment were approximately $244 million, $354 million and $348 million in 2008, 2007 and 2006, respectively. Prior to the sale of Atlanta in August 2008, most Other Produce sales were in Germany and Austria, through Atlanta. Segment results have been restated to exclude Atlanta and include only continuing operations.

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

Sourcing

Sourcing commitments with growers for non-banana fresh produce are generally for one year or less. However, the company sources with many of the same growers year after year and, in certain cases, provides growers of non-banana produce pre-shipment advances which are repaid when the produce is harvested and sold. These advances are interest-bearing and short-term in nature. In addition, the company requires property liens and pledges of the season’s produce as collateral to support the advances. The company purchases more than 160 different varieties of fresh produce from growers and importers around the world. Chiquita sources certain seasonal produce items in both the northern and southern hemispheres in order to increase availability of a wider variety of fresh produce throughout the year. The company tries to procure fresh produce directly from growers wherever possible and is not heavily dependent on any single grower for Other Produce products.

The majority of Other Produce items are sourced from growers in Central America, Mexico, and South America. Chiquita also sources a significant amount of Other Produce items from Chile for marketing in North America, Europe and Asia. The primary products sourced from Chile are grapes, stonefruit, apples, pears, kiwis and avocados. Fruit harvested in Chile, in the southern hemisphere, can be shipped to the northern hemisphere during the winter off-season for fruit.

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

*******

For further information on factors affecting Chiquita’s results of operations, including results by business segment, liquidity and financial condition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 17 to the Consolidated Financial Statements, both included in Exhibit 13, and “Item 1A - Risk Factors.”

Intellectual Property

The Chiquita brand is recognized in North America and many parts of Europe and Asia. The Chiquita® trademark is owned by the company’s main operating subsidiary, Chiquita Brands, L.L.C. and is registered in approximately 100 countries. The company generally obtains a premium price for its Chiquita branded bananas sold in Europe. The company also owns hundreds of other trademarks, registered throughout the world, used on its second-quality bananas and on a wide variety of other fresh and prepared food products. The Fresh Express® trademark is registered in the U.S., Canada and several countries in Europe and the Far East. Fresh Express also owns registrations for a variety of other trademarks used in its value-added salads business.

To a limited extent, the company licenses its trademarks to other companies for use in prepared processed food products, for example, baby food, fruit juices and drinks, and baked goods containing processed bananas. One of Chiquita’s business strategies is to leverage the Chiquita brand into new profitable businesses.

Fresh Express and its affiliates have patents covering a number of proprietary technologies, including atmospheres used in packaging salads to preserve freshness and methods of harvesting and maintaining produce products. These patents expire at various times from 2009 through 2023, including renewals. No material or significant patents expire before 2010; in the food preparation field, new technology may be developed before existing patents and proprietary rights expire. Fresh Express also relies heavily on certain proprietary machinery and processes that are used to prepare some of its products.

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

Since the early 1990s, the company has implemented programs to significantly improve its environmental performance related to banana production. Chiquita has undertaken a considerable effort to achieve certification under the standards of the Rainforest Alliance, an independent non-governmental organization. This certification program for banana producers is aimed at improving and managing environmental impacts and improving conditions for workers. All of Chiquita’s owned banana farms in Latin America have been certified under this program since 2000. Chiquita also encourages and works with its third-party suppliers to achieve compliance with these standards. Certification requires that farms meet pre-defined performance criteria as judged by annual audits conducted by the Sustainable Agriculture Network, a coalition of third-party environmental groups coordinated by the Rainforest Alliance.

Similarly, since 2004, all of the company-owned banana farms in Latin America have achieved certification to the Social Accountability 8000 labor standard, which is based on the core International Labor Organization conventions. Chiquita was the first major agricultural operator to earn this certification in each of these Latin American countries (Costa Rica, Panama, Honduras and Guatemala). In addition, as of December 2008, all of the company-owned banana farms have achieved certification to GlobalGAP, an international food safety standard.

Fresh Express also maintains extremely high standards in the area of food safety. Its safety specifications apply to both growers from which it purchases lettuce and other salad greens and its own processing operations. Fresh Express standards are more stringent than existing industry food safety standards, which have been strengthened in recent years. The Fresh Express food safety practices include

(i) monitoring fields where purchased lettuce and leafy greens are grown to limit the proximity to livestock feedlots and pastures, (ii) limiting exposure of growing crops to contamination from water, soil, or the environment and (iii) enforcing prompt cooling after harvest and shipping at carefully controlled temperatures known to minimize microbiological growth.

Employees

As of December 31, 2008, the company had approximately 23,000 employees, approximately 17,000 of whom work in Latin America. Approximately 14,000 of the employees working in Latin America are covered by labor contracts. Many of the Latin American labor contracts, covering approximately 7,000 employees, are currently being negotiated and/or expire in 2009. Approximately 1,800 of the company’s Fresh Express employees in the U.S. are covered by labor contracts and all of the Fresh Express labor contracts expire no sooner than December 31, 2010.

International Operations

The company conducts business in countries throughout the world, including in Central America, Europe, China, the Philippines and parts of Africa. These activities are subject to risks inherent in operating in those countries, including government regulation, currency restrictions and other restraints, burdensome taxes, risks of expropriation, threats to employees, political instability, terrorist activities, including extortion, and risks of U.S. and foreign governmental action in relation to the company. Chiquita’s operations in some Central American countries are dependent upon leases and other agreements with the governments of these countries. Chiquita leases the land for its Bocas division, on the Caribbean coast of Panama, from the Republic of Panama. The initial 20-year lease term expires at the end of 2017 and has two consecutive 12-year extension periods. The lease can be cancelled by Chiquita at any time on three years’ prior notice; the Republic of Panama has the right not to renew the lease at the end of the initial term or any extension period, provided that it gives four years’ prior notice.

In some parts of Europe, in accordance with local practice, Chiquita obtains credit insurance to limit the risk of receivable losses from certain customers. Credit insurance provides a level of protection from customer financial problems where it is impractical to seek recovery of the fresh produce that was sold. In the United States, the Perishable Agricultural Commodities Act affords producers or sellers of fresh agricultural produce, such as the company, special rights in seeking to collect payment from customers, including those that are insolvent or bankrupt.

Chiquita’s operations involve transactions in a variety of currencies. Sale transactions denominated in foreign currencies primarily involve the euro, and costs denominated in foreign currencies primarily involve several Latin American currencies and the euro. Accordingly, Chiquita’s operating results may be significantly affected by fluctuations in currency exchange rates. This is particularly true for the company’s operations in Europe. Currency fluctuations affect Chiquita’s operations because its financial results are reported in U.S. dollars and the U.S. dollar equivalent of Chiquita’s non-U.S. dollar revenues and costs depend on applicable exchange rates at the time the revenues are recognized or the costs are incurred. This is especially true with respect to the euro-U.S. dollar exchange rate. Chiquita’s policy is to exchange local currencies for dollars promptly upon receipt, thus reducing exchange risk. The company seeks to reduce its exposure to this volatility by purchasing euro option hedging contracts.

For information with respect to the company’s hedging activities, see Notes 1 and 10 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Exhibit 13.

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

ITEM 1A.	RISK FACTORS

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

We operate in a highly competitive environment in which the pricing of our products is substantially dependent on market forces, and we may not be able to pass on all of our increased costs to our customers.

We primarily sell to retailers and wholesalers. In North America, these customers generally seek annual or multi-year contracts with suppliers that can provide a wide range of fresh produce. Continuing industry consolidation and other factors have increased the buying leverage of the major grocery retailers, both in the United States and in Europe. Average prices paid by our retail customers for bananas in North America declined by approximately 1.5% per year in the decade ending 2004, when we began to achieve higher year-on-year prices through negotiated contract price increases and/or surcharges to cover higher fuel and other industry costs. Although we have been able to achieve higher pricing in our fixed price contracts in recent years, industry costs have continued to rise substantially, and we have not consistently been able, and may be unable in the future, to pass on cost increases to our customers. Bidding for contracts or arrangements with retailers, particularly large chain stores and other large customers, is highly competitive. Due to this competitive pressure, our responses to requests for proposals may not be sufficient to retain existing business or to obtain new business.

Most of our fixed priced contracts are in the United States. Fixed price contracts can be disadvantageous because we may not be able to pass on unexpected cost increases when they arise and we may not be able to take advantage of short-term, market-driven price increases that may occur due to short supply or other factors. Where we do not have fixed price contracts, the selling price received for each type of produce depends on several factors, including the availability and quality of the produce item in the market and the availability and quality of competing types of produce. In Europe, bananas are sold on the basis of weekly price quotes, which fluctuate significantly due to supply conditions, seasonal trends, competitive dynamics and other factors. Excess industry supply of any produce item is unpredictable and may result in increased price competition. Produce items which are ready to be, or have been, harvested must typically be brought to market promptly in order to maximize recovery.

The value-added salad industry also may be sensitive to national and regional economic conditions, and the demand for our products has been adversely affected from time to time by economic downturns. Based on retail scan data, industry and our Fresh Express value-added salad unit volumes in the fourth quarter of 2008 were down 4 percent. In the Salads and Healthy Snacks segment, approximately one-fourth of revenues in each of 2008 and 2007 was derived from quick-service restaurants and other foodservice customers, which are characterized by a high volume of sales and profit margins that are lower than for retail customers. In our salads business, we declined to bid on certain foodservice contracts in 2008 that we believed would be unprofitable or have a very low margin, and as a result, our foodservice volume declined 25 percent in the fourth quarter of 2008. Foodservice volume may be as much as 50 percent lower for the full year 2009, although we expect to migrate the use of that production capacity toward retail and healthy snacking products.

From time to time, our large retail customers may impose upon their suppliers, including us, new or revised requirements, which could increase our costs. These business demands may relate to food safety, inventory practices, logistics or other aspects of the customer-supplier relationship. If we fail to meet customer demands, we could lose customers, which could also have a material adverse effect on our results of operations.

In the current global economic downturn, consumers’ purchasing habits are changing, as they seek value pricing; this may affect sales volume and profitability on some of our products and we cannot predict the extent or duration of these changes.

As a result of the current global economic downturn, consumers have become more careful in their purchases, which may affect sales and pricing of some of our products. For example, in Europe, where our bananas are sold as a premium brand, there may be some movement of consumers to purchase “value” or unbranded bananas. This may affect the volume and price at which we can sell premium bananas in Europe. In the North American salad business, several socio-economic changes appear to be occurring simultaneously: (1) some consumers are making fewer trips per month to the grocery store which can adversely impact the sales of highly perishable goods, (2) some consumers appear to be shifting their purchasing habits to lower cost products within the value-added salads category, (3) some consumers are moving from branded packaged salads to private label and (4) some consumers are increasing their purchases of packaged salads (perhaps due to fewer meals in restaurants). By the same token, there may be pressure on pricing and volume of some of our other value-added products, such as Just Fruit in a Bottle, which may extend the time until they become profitable. There can be no assurance whether or when consumer confidence will return or that these trends will not increase.

Increases in commodity or raw product costs, such as fuel, paper, plastics and resins, could adversely affect our operating results.

A significant portion of the fresh produce that we market is purchased from independent producers and importers around the globe under arrangements ranging from formal long-term purchase contracts to informal market trading with unrelated suppliers. In 2008, approximately two-thirds of the bananas and all of the lettuce and other produce we sourced were purchased from independent growers. Many factors may affect the cost and supply of fresh produce, including external conditions, commodity market fluctuations, currency fluctuations, changes in governmental regulations such as exit prices for bananas (which are set by the government in several banana exporting countries), agricultural programs, severe and prolonged weather conditions and natural disasters. Increased costs for purchased fruit and vegetables have negatively impacted our operating results in the past, and there can be no assurance that they will not adversely affect our operating results in the future. Our purchased fruit costs for 2009 are expected to increase over 2008, even though some of the inputs to these costs (such as fertilizer and fuel) have decreased.

The price of bunker fuel used in shipping operations, including fuel used in chartered ships, is an important variable component of transportation costs. Our fuel costs have increased substantially since 2003, and, although fuel prices decreased in the second half of 2008, there can be no assurance that there will not be further increases in the future. Any reductions in fuel-related costs in 2009 will be partly offset by fuel hedging results, which, at current forward rates, would generate losses in 2009 versus a gain in 2008. In addition, fuel and transportation cost is a significant component of much of the produce that we purchase from growers and distributors, and there can be no assurance that we would be able to pass on to our customers future increases in fuel-related costs incurred in these respects.

Paper and fertilizer costs are significant for the production and packaging of bananas. Bananas and most other produce items are packed in cardboard boxes for shipment. If the price of paper or fertilizer increases, or the price of the fresh produce that we purchase increases, we may not be able to effectively pass these price increases along to our customers.

The impact of the current global economic downturn may have other impacts which cannot be fully predicted.

The full impact of the current global economic downturn on customers, vendors and other business partners cannot be anticipated. For example, major customers or vendors may have financial challenges unrelated to Chiquita that could result in a decrease in their business with us or, in extreme cases, cause them to file for bankruptcy protection. Similarly, parties to contracts may be forced to breach their obligations under those contracts. Although we exercise prudent oversight of the credit ratings and financial strength of our major business partners and seek to diversify our risk to any single business partner, there can be no assurance that there will not be a bank, insurance company, supplier, customer or other financial partner that is unable to meet its contractual commitments to us. Similarly, stresses and pressure in the industry may result in impacts on our business partners and competitors which could have wide ranging impacts on the future of the industry.

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

Unfavorable growing conditions caused by these factors can reduce both crop size and crop quality. In extreme cases, entire harvests may be lost. These factors may result in lower sales volume and, in the case of farms we own or manage, increased costs due to expenditures for additional agricultural techniques or agrichemicals, the repair of infrastructure, and the replanting of damaged or destroyed crops. If banana plantings are destroyed, approximately nine months are required from replanting to first harvest. In the event lettuce crops are damaged, the next harvest on the same acreage would be delayed at least 90 days.

Incremental costs also may be incurred if we need to find alternate short-term supplies of bananas, lettuce or other produce from other growers; such alternative supplies may not be available, or may not be available in sufficient quantities or on favorable economic terms, and we may be required to bear additional transportation costs to meet our obligations to customers.

Competitors may be affected differently by these factors. For example, floods, hurricanes and tropical storms may impact industry participants differently based on the location of their production. For example, as a result of flooding which affected some of our owned farms in Costa Rica and Panama in December 2008, we incurred approximately $8 million in the fourth quarter of 2008 and we expect to incur approximately $30 million of higher costs in 2009 related to the cost of rehabilitating the farms as well as procuring replacement fruit from other sources and the related incremental logistics costs.

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

Fluctuations in currency exchange rates, as well as losses on hedging positions for fuel, may adversely impact our financial results.

Our operations involve transactions in a variety of currencies. Sales denominated in foreign currencies primarily involve the euro, and costs denominated in foreign currencies primarily involve several Latin American currencies and the euro. Accordingly, our operating results may be significantly affected by fluctuations in currency exchange rates. Approximately 40% of our total sales were in Europe in each of 2008, 2007 and 2006. Should the euro weaken against the U.S. dollar, there can be no assurance that we will be able to offset any unfavorable currency movement with an increase in our euro pricing for bananas and other fresh produce. Our inability to do so could have a substantial negative impact on our operating results and cash flow. We reduce currency exchange risk from sales originating in currencies other than the U.S. dollar by exchanging local currencies for dollars promptly upon receipt. We further reduce our currency exposure for these sales by purchasing hedging instruments (principally euro put option contracts) to hedge the dollar value of our estimated net euro cash flow exposure up to 18 months into the future. These put option contracts allow us to exchange a certain amount of euros for U.S. dollars at either the exchange rate in the option contract or the spot rate. At February 13, 2009, we had hedging coverage for approximately three-fourths of our expected net euro cash flow exposure for 2009 and approximately one-third of our expected net exposure for 2010 at average rates of $1.39 per euro. At December 31, 2008, we had $26 million of unrealized potential gains on our currency hedges, of which $16 million is expected to be reclassified to net income during 2009.

The costs of our shipping operations are exposed to the risk of rising fuel prices. Although we sold our twelve ships in June 2007, we are still responsible for purchasing fuel for these ships, which are chartered back under long-term leases. To reduce the risk of rising fuel prices, we enter into bunker fuel forward contracts that allow us to lock-in fuel prices up to three years in the future. Bunker fuel forward contracts can offset increases in market fuel prices or can result in higher costs from declines in market fuel prices. At February 13, 2009, we had hedging coverage for approximately three-fourths of our expected fuel purchases through 2011 at average bunker fuel swap rates of $353, $481 and $439 per metric ton in 2009, 2010 and 2011, respectively. At December 31, 2008, we had $77 million of unrealized potential losses on our bunker fuel forward contracts, of which $24 million is expected to be reclassified to net income in 2009.

The personnel transition in connection with relocation of our European headquarters to Switzerland and other restructuring activities may have negative operating impacts.

During the fourth quarter of 2008, we committed to a plan to relocate our European headquarters from Antwerp, Belgium to Rolle, Switzerland. We expect to recognize approximately $12-16 million one-time costs related to this relocation in 2009. Approximately 100 positions in Antwerp were affected, many of which have been, or are still in the process of being, filled with employees who will not relocate from Antwerp. The relocation, which began in December 2008 and is expected to be completed in 2009, does not affect employees in sales offices, ports and other field offices throughout Europe. However, for the corporate and staff groups in which significant numbers of employees are being replaced, there may be interruptions and inefficiencies as new employees gain experience in their new roles and familiarize themselves with business processes and operating requirements. There can be no assurance that there will not be adverse effects on operating results in Europe as a result.

Our high level of indebtedness and the financial covenants in our debt agreements could adversely affect our ability to execute our growth strategy or to react to changes in our business, and we may be limited in our ability to use debt to fund future capital needs.

As of December 31, 2008, our indebtedness was approximately $777 million (including approximately $193 million of subsidiary debt) and as of the date of this filing, we had borrowed an addition $20 million under our subsidiary’s revolving credit facility for normal seasonal working capital needs. We have no debt maturities of more than $20 million in any year prior to 2014.

Our high level of indebtedness limits our ability to borrow additional funds and requires us to dedicate a substantial portion of our cash flow from operations to service debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate expenditures. This, in turn (1) increases our vulnerability to adverse general economic or industry conditions; (2) limits our flexibility in planning for, or reacting to, changes in our business or our industry; (3) limits our ability to make strategic acquisitions and investments, introduce new products or services, or exploit business opportunities; and (4) places us at a competitive disadvantage relative to competitors that have less debt or greater financial resources.

We have a revolving credit facility under which $129 million was available as of December 31, 2008, and $109 million is available as of the date of this filing. There can be no assurance that, even under a committed facility, all of the lenders will be able to meet their lending commitments or, if any lender defaulted, that the remaining lenders would lend incremental amounts or that alternative lenders could be substituted.

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

Future acquisitions, investments, innovations and strategic alliances may be costly and not achieve their intended goals, and they could distract our management, increase our expenses and adversely affect our business.

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

Risks relating to acquisitions and investments:

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

Risks relating to innovation:

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

Risks relating to joint ventures and strategic alliances:

We currently operate parts of our business, most notably our banana production and sales operations for markets in Japan and parts of the Middle East, through joint ventures with other companies, and we may enter into additional joint ventures and strategic alliances in the future. Joint venture investments may involve risks not otherwise present for investments made solely by us. For example, we may not control the joint ventures; joint venture partners may not agree to distributions that we believe are appropriate; joint venture partners may not observe their commitments; joint venture partners may have different interests than us and may take actions contrary to our interests; and it may be difficult for us to exit a joint venture if an impasse arises or if we desire to sell our interest.

Our international operations subject us to numerous risks, including U.S. and foreign governmental investigations and claims.

We have international operations in countries throughout the world, including in Central America, Europe, China, the Philippines and parts of Africa. These activities are subject to risks inherent in operating in those countries, including government regulation, currency restrictions and other restraints, burdensome taxes, risks of expropriation, threats to employees, political instability, terrorist activities, including extortion, and risks of U.S. and foreign governmental regulation and action in relation to these operations. Under certain circumstances, we (i) might need to curtail, cease or alter our activities in a particular region or country, (ii) might not be able to establish or expand operations in certain countries, and (iii) might be subject to fines or other penalties. Our ability to deal with these issues may be affected by U.S. or other applicable law. See Note 18 to the Consolidated Financial Statements, included in Exhibit 13, and “Item 3 – Legal Proceedings” for a description of, among other things, (i) a $25 million financial sanction contained in a plea agreement between us and the U.S. Department of

Justice relating to payments made by our former banana-producing subsidiary in Colombia to a paramilitary group in that country which had been designated under U.S. law as a foreign terrorist organization, (ii) additional litigation and investigations relating to the Colombian payments, (iii) an investigation by EU competition authorities relating to prior information sharing in Europe and (iv) customs proceedings in Italy. In connection with the plea agreement with the U.S. Department of Justice, we agreed that, during a five-year probationary period, we would not commit any federal, state or local crimes. Accordingly, the commission of any illegal acts in the future could also give rise to liabilities under the plea agreement.

Regardless of the outcomes, we will incur legal and other fees to defend ourselves in all of these proceedings, which in aggregate may have a significant impact on our consolidated financial statements.

Reliance on third-party shipping providers, future increases in charter rates, and an extended interruption in our ability to ship our products could materially affect our operating results.

We ship our bananas and some of our other fresh produce in ships chartered through an alliance formed by Eastwind Maritime Inc. and NYKLauritzenCool AB, as well as other third parties. We may not continue to achieve the level of service we are seeking through the alliance, which was formed in 2007 when we sold our shipping fleet. There can be no assurance that the alliance will partner creatively with us in the future as our business and logistics needs evolve. Although most of our shipping needs are provided under long-term charters with negotiated fixed rates, ship charter rates have been increasing in recent years, and may increase further in the future. When we ship on a short-term basis we must pay market charter rates for those ships.

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

Most of our employees working in Central America are covered by labor contracts. One of these contracts, covering 4,100 employees, is currently expired and under negotiation. Several more contracts, covering 3,000 employees, will expire during 2009 and/or are currently under negotiation. Under applicable laws, employees are required to continue working under the terms of the expired contract. Approximately half of our Fresh Express employees, all of whom work in the United States, are covered by labor contracts and none of these contracts expire prior to December 31, 2010. There can be no assurance that we will be able to successfully renegotiate these contracts on commercially reasonable terms.

We are exposed to the risks of strikes or other labor-related actions in both our owned operations and those of independent growers or service providers supplying us. Such strikes or other labor-related actions sometimes occur upon expiration of labor contracts or during the term of the contracts for other reasons. Labor stoppages and strikes have in the past and may in the future result in increased costs and, in the case of agricultural workers, decreased crop quality. When prolonged strikes or other labor actions occur in agricultural production, growing crops may be significantly damaged or rendered un-harvestable as a result of the disruption of irrigation, disease and pest control and other agricultural practices. In addition, our non-union workforce, particularly at Fresh Express in the United States, has been subject to union organization efforts from time to time, and we could be subject to future unionization efforts. The new U.S. federal administration has, as one of its priorities, legislation that would make it significantly easier for unions to organize workers. While we respect freedom of association, increased unionization of our workforce could increase our operating costs and/or constrain our operating flexibility.

Our Fresh Express subsidiary purchases lettuce and other salad ingredients from many third parties that grow these products in the United States. The personnel engaged for harvesting operations typically include significant numbers of immigrants who are authorized to work in the U.S. The availability and number of these workers is subject to decrease if there are changes in U.S. immigration laws. If these laws changed, the scarcity of available personnel to harvest agricultural products purchased by Fresh Express in the U.S. could increase our costs for those products or could lead to product shortages.

Our operations and products are regulated in the areas of food safety and protection of human health and the environment.

Our worldwide operations and products are subject to inspections by environmental, food safety, health and customs authorities and to numerous governmental regulations, including those relating to the use and disposal of agrichemicals, the documentation of food shipments and the traceability of food products. As these regulations continue to be revised and new laws enacted, they generally become more stringent and the compliance cost increases. We believe we are substantially in compliance with applicable regulations. However, actions by regulators in the past have required, and in the future may require, operational modifications or capital improvements at various locations. In addition, if violations occur, regulators can impose fines, penalties and other sanctions. The costs of these modifications, improvements, fines and penalties could be substantial.

We could be adversely affected by actions of regulators or if consumers lose confidence in the safety and quality of certain food products or ingredients, even if our practices and procedures are not implicated. As a result, we may also elect or be required to incur additional costs aimed at increasing consumer confidence in the safety of our products. For example, industry concerns regarding the safety of fresh spinach in the United States adversely impacted our Salads and Healthy Snacks operations starting in the third quarter of 2006 and throughout 2007, even though our products were not implicated in these issues.

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

We have a significant amount of goodwill and other intangible assets on our balance sheet; a substantial impairment of our goodwill or other intangible assets may adversely affect our operating results.

As of December 31, 2008, we had approximately $760 million of intangible assets such as goodwill and trademarks on our balance sheet, the value of which depend on a variety of factors, including the success of our business and earnings growth. Accounting standards require us to review goodwill and trademarks at least annually for impairment, and more frequently, if impairment is indicated. We recorded a $375 million ($374 million after-tax) impairment charge in the fourth quarter of 2008 relating to goodwill at Fresh Express. There can be no assurance that future reviews of our goodwill, trademarks and other intangible assets will not result in additional impairment charges. Although it does not affect cash flow or our compliance under the company’s current credit facility, an impairment charge does have the effect of decreasing our earnings and shareholders’ equity.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2008, Chiquita owned approximately 40,000 acres and leased approximately 20,000 acres of improved land, principally in Costa Rica, Panama, Honduras and Guatemala, primarily for the cultivation of bananas and support activities. Chiquita leases the land for its Bocas division, on the Caribbean coast of Panama, from the Republic of Panama. The initial 20-year lease term expires at the end of 2017 and has two consecutive 12-year extension periods. The lease can be cancelled by Chiquita at any time on three years’ prior notice; the Republic of Panama has the right not to renew the lease at the end of the initial term or any extension period, provided that it gives four years’ prior notice. The company also owns warehouses, power plants, packing stations, irrigation systems and port loading and unloading facilities used in connection with its banana operations.

In June 2007, Chiquita sold its eight conventional refrigerated ships and four refrigerated container ships. The ships are being chartered back on a long-term basis from an alliance formed by Eastwind Maritime Inc. and NYKLauritzenCool AB. The parties also entered a long-term strategic agreement in which the alliance will serve as Chiquita’s preferred supplier in ocean shipping from Latin America to and from Europe and North America.

In the company’s Salads and Healthy Snacks segment, the company has six processing/distribution plants and one distribution center located in California, Georgia, Illinois, Pennsylvania and Texas. Management believes these facilities have capacity for the company’s planned growth for at least the next several years.

Chiquita leases the space for its headquarters in Cincinnati, Ohio. The company’s subsidiaries also own and lease warehouses, ripening facilities, distribution facilities, office space and other properties in connection with their operations, principally in Europe and the United States.

Chiquita Brands L.L.C. (“CBL”), the main operating subsidiary of the company, owns directly or indirectly substantially all the business operations and assets of the company, and it owns directly substantially all of the company’s trademarks. Substantially all U.S. assets of CBL and its subsidiaries are pledged to secure CBL’s credit facility. The credit facility is also secured by liens on CBL’s trademarks, a guarantee by CBII secured by a pledge of CBL’s equity, and pledges of stock of and guarantees by various CBL subsidiaries worldwide. See Note 9 to the Consolidated Financial Statements in Exhibit 13 for a more complete description of the credit facility.

Chiquita believes its property and equipment are generally well maintained, in good operating condition and adequate for its present needs. The company maintains reasonable and customary insurance programs protecting its financial interest in business assets. Banana crop losses are self-insured because of the high cost of third-party insurance. The company’s risk of banana crop loss is reduced as a result of internal best practices and mitigation efforts, as well as geographic diversity of banana sources.

For further information with respect to the company’s physical properties, see the descriptions under “Item 1 - Business” above, and Note 6 to the Consolidated Financial Statements in Exhibit 13.

ITEM 3.	LEGAL PROCEEDINGS

Information included in all but the last paragraph of Note 18 to the Consolidated Financial Statements included in Exhibit 13, including the descriptions of the Columbia-Related Matters, the Italian Customs Matters and the European Competition Law Investigations is incorporated herein by reference.

PERSONAL INJURY CASES

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

Between October 2004 and May 2005, four lawsuits were filed in Superior Court of California, Los Angeles County against two manufacturers of DBCP, as well as three banana producing companies, including Chiquita, that used DBCP. The approximately 3,050 plaintiffs in these lawsuits claim to have been workers on banana farms in Costa Rica, Panama, Guatemala and Honduras owned or managed by the defendant banana companies and allege sterility and other injuries as a result of exposure to DBCP. These California cases are in discovery and do not quantify the alleged damages. In December 2008, these cases were re-filed as 30 separate actions to comply with local procedural rules. In April 2005, a lawsuit was filed against the same defendants, including the company, in civil court in the City of David, Panama on behalf of approximately 400 persons who allegedly suffered a variety of injuries and illnesses, mostly other than sterility, resulting from exposure to DBCP. The Panamanian case alleges a total of $85 million in damages, but no evidence has yet been offered to support the plaintiffs’ alleged exposure to DBCP or the allegations of injury or illness; these cases are in discovery. None of the suits pending in California or Panama identify how many of the approximately 3,450 total named plaintiffs purport to have claims against Chiquita, as opposed to other banana company and manufacturer defendants, and it is too early in the proceedings to determine whether any of the plaintiffs may have been covered by the 1998 settlement. Although the company has little information with which to evaluate these lawsuits, it believes it has meritorious defenses, including (i) the fact that the company used DBCP commercially only from 1973 to 1977 while it was registered for use by the U.S. Environmental Protection Agency and (ii) to its knowledge, the company never used DBCP commercially in either Guatemala or Honduras. The EPA did not revoke DBCP’s registration for use until 1979.

A number of claimants from the Philippines who were part of the 1998 settlement, represented by new counsel, have challenged in Philippine courts whether the settlement funds were properly distributed to these claimants. The company believes it will be able to establish, to the satisfaction of the Philippine courts, that the settlement funds were paid by Chiquita.

Over the last 22 years, a number of claims have been filed against the company on behalf of merchant seamen or their personal representatives alleging injury or illness from exposure to asbestos while employed as seamen on company-owned ships at various times from the mid-1940s until the mid-1970s. The claims are based on allegations of negligence and unseaworthiness. In these cases, the company is typically one of many defendants, including manufacturers and suppliers of products containing asbestos, as well as other ship owners. Six of these cases are pending in state courts in various stages of activity. Over the past ten years, 25 state court cases have been settled and 40 state court cases have been resolved without any payment. In addition to the state court cases, there are approximately 5,310 federal court cases that are currently inactive (known as the “MARDOC” cases). The MARDOC cases are managed under the supervision of the U.S. District Court for the Eastern District of Pennsylvania (the “Federal Court”). In 1996, the Federal Court administratively dismissed all then-pending MARDOC cases without prejudice for failure to provide evidence of asbestos-related disease or exposure to asbestos. Under this order, all MARDOC cases subsequently filed against the company have also been administratively dismissed. The MARDOC cases are subject to reinstatement by the Federal Court upon a showing of some evidence of asbestos-related disease, exposure to asbestos and service on the company’s ships. While seven MARDOC cases have been reinstated against the company, one of the cases has been dismissed and there has been little activity in the remaining six reinstated cases to date. As a matter of law, punitive damages are not recoverable in seamen’s asbestos cases. Although the company has very little factual information with which to evaluate these maritime asbestos claims, management does not believe, based on information currently available to it and advice of counsel, that these claims will, individually or in the aggregate, have a material adverse effect on the Consolidated Financial Statements of the company.

A number of other legal actions are pending against the company. Based on information currently available to the company and on advice of counsel, management does not believe these other legal actions will, individually or in the aggregate, have a material adverse effect on the Consolidated Financial Statements of the company.

Regardless of the outcomes, the company will incur legal and other fees to defend itself in all of these proceedings, which in the aggregate may have a significant impact on the company’s Consolidated Financial Statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 17, 2009, there were 1,237 common shareholders of record. The company’s common stock is traded on the New York Stock Exchange. Information concerning restrictions on the company’s ability to declare and pay dividends on the common stock, the amount of common stock dividends declared, and price information for the common stock is contained in Notes 9, 16 and 19, respectively, to the Consolidated Financial Statements included in Exhibit 13. This information is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

This information is included in the table entitled “Selected Financial Data” included in Exhibit 13 and is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Exhibit 13 and is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Management – Financial Instruments” included in Exhibit 13 and is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Chiquita Brands International, Inc., included in Exhibit 13 and including “Quarterly Financial Data” in Note 19 to the Consolidated Financial Statements, are incorporated herein by reference.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Chiquita maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic filings with the SEC is (a) accumulated and communicated to the company’s management in a timely manner and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of December 31, 2008, an evaluation was carried out by Chiquita’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of that date.

Management’s report on internal control over financial reporting

The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. As a result of this assessment, management has concluded that, as of December 31, 2008, the company’s internal control over financial reporting was effective based on the criteria in Internal Control – Integrated Framework. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in internal control over financial reporting

Based on an evaluation by Chiquita’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, during the quarter ended December 31, 2008, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Chiquita’s internal control over financial reporting.

Report of independent registered public accounting firm

The Audit Committee engaged PricewaterhouseCoopers LLP, an independent registered public accounting firm, to audit the company’s 2008 financial statements and its internal control over financial reporting and to express opinions thereon. The scope of the audits is set by PricewaterhouseCoopers following review and discussion with the Audit Committee. PricewaterhouseCoopers has full and free access to all company records and personnel in conducting its audits. Representatives of PricewaterhouseCoopers meet regularly with the Audit Committee, with and without members of management present, to discuss their audit work and any other matters they believe should be brought to the attention of the Audit Committee. PricewaterhouseCoopers has issued an opinion on the company’s 2008 Consolidated Financial Statements and the effectiveness of the company’s internal control over financial reporting. This report is included in the Consolidated Financial Statements included in Exhibit 13.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information relating to the company’s executive officers below, which is as of February 27, 2009, the information required by this Item 10 is incorporated herein by reference from the applicable information set forth in “Election of Directors,” “Information About the Board of Directors and Its Committees” and “Security Ownership of Directors and Executive Officers – Section 16(a) Beneficial Ownership Reporting Compliance” which will be included in Chiquita’s definitive Proxy Statement to be filed with the SEC in connection with the 2009 Annual Meeting of Shareholders, and “Item 1 – Business – Additional Information.”

Executive Officers of the Registrant

Fernando Aguirre (age 51) has been Chiquita’s President and Chief Executive Officer and a director since January 2004 and its Chairman since May 2004. From July 2002 to January 2004 he served as President, Special Projects for The Procter & Gamble Company (“P&G”), a manufacturer and distributor of consumer products. Prior to that Mr. Aguirre had served P&G in various capacities since 1980 including in an executive capacity with P&G’s Global Snacks and U.S. Food Products business units. Mr. Aguirre is also a director of Coca-Cola Enterprises Inc.

Kevin R. Holland (age 47) has been Senior Vice President and Chief People Officer since October 2007. From October 2005 to October 2007 Mr. Holland served as the company’s Senior Vice President, Human Resources. Prior to joining Chiquita, he served as Chief People Officer of Coors Brewing Company, the primary U.S. operating subsidiary of Molson Coors Brewing Co, from February 2003 to June 2005.

Brian W. Kocher (age 39) has been President, North America since October 2007. Mr. Kocher served as Chief Accounting Officer from April 2005 to February 2008, as Vice President and Controller from April 2005 to October 2007, and as Vice President, Finance from February to April 2005. Prior to joining Chiquita, Mr. Kocher worked from June 2002 to February 2005 at Hill-Rom, Inc., a provider of medical equipment and integrated caregiver solutions and a subsidiary of Hillenbrand Industries, Inc., where he held a variety of positions, including Vice President of Sales for Services from October 2004 to February 2005 and Vice President of National Accounts from April 2003 to October 2004.

Michel Loeb (age 54) has been President, Europe and Middle East since October 2007. He was President, Chiquita Fresh Group—Europe from January 2004 to October 2007. Prior to that Mr. Loeb served S.C. Johnson & Son, Inc., a manufacturer of consumer products, in various sales, marketing and management capacities from 1988 to December 2003.

Manuel Rodriguez (age 59) has been Senior Vice President, Government and International Affairs and Corporate Responsibility Officer since March 2005. He was Senior Vice President, Government and International Affairs from August 2004 to March 2005 and Vice President, Government Affairs and Associate General Counsel from January 2003 to August 2004. He has served the company in various legal, government affairs and labor relations capacities since 1980.

James E. Thompson (age 48) has been Senior Vice President, General Counsel and Secretary since March 2007. He was Senior Vice President, General Counsel and Secretary and Chief Compliance Officer from July 2006 to March 2007 and from April 2006 to June 2006 served as the company’s Senior Vice President and Chief Compliance Officer. From December 2002 to April 2006, Mr. Thompson was Group Vice President, General Counsel and Secretary at McLeodUSA, Inc., a telecommunications service provider.

Tanios Viviani (age 47) has been President, Global Innovation and Emerging Markets and Chief Marketing Officer since October 2007. From July 2005 to October 2007 he was President of the company’s Fresh Express Group and from October 2004 to July 2005 he was Vice President, Fresh Cut Fruit. Prior to joining Chiquita, he served as Global Consortium Manager of P&G from August 2003 to October 2004. Prior to that Mr. Viviani had served P&G in various capacities and locations since 1989.

Jeffrey M. Zalla (age 43) has been Senior Vice President and Chief Financial Officer since June 2005. From April 2005 to June 2005 he served as Vice President, Finance for the Chiquita Fresh Group-North America. He served the company as Vice President, Treasurer and Corporate Responsibility Officer from April 2003 to April 2005. Mr. Zalla has served the company in various positions since 1990.

Waheed Zaman (age 48) has been Senior Vice President, Product Supply Organization since October 2007. He was Senior Vice President, Supply Chain and Procurement from September 2006 to October 2007 and from December 2005 to September 2006 was Senior Vice President, Supply Chain, Procurement and Chief Information Officer. From February 2004 to December 2005 Mr. Zaman served as Vice President and Chief Information Officer of the company. He was Associate Director of P&G’s global business services from May 2001 to February 2004. Prior to that, Mr. Zaman had served P&G in various information technology capacities since 1988.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from the applicable information set forth in “Compensation of Executive Officers” and “Compensation of Directors” which will be included in Chiquita’s definitive Proxy Statement to be filed with the SEC in connection with the 2009 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference from the applicable information set forth in “Security Ownership of Chiquita’s Principal Shareholders,” “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” which will be included in Chiquita’s definitive Proxy Statement to be filed with the SEC in connection with the 2009 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference, if any, from the applicable information set forth in “Other Information – Related Person Transactions” and “Information About the Board of Directors and Its Committees” which will be included in Chiquita’s definitive Proxy Statement to be filed with the SEC in connection with the 2009 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the applicable information set forth in “Other Information – Chiquita’s Independent Registered Public Accounting Firm” which will be included in Chiquita’s definitive Proxy Statement to be filed with the SEC in connection with the 2009 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements. The following Consolidated Financial Statements of the company and accompanying Reports of Independent Registered Public Accounting Firms are included in Exhibit 13:

2. Financial Statement Schedules. Financial Statement Schedules I—Condensed Financial Information of Registrant and II—Consolidated Allowance for Doubtful Accounts Receivable and Consolidated Change in Tax Valuation Allowance are included on pages 33 through 37 and pages 38 and 39, respectively, of this Annual Report on Form 10-K. All other schedules are not required under the related instructions or are not applicable. The report of the independent registered public accounting firm on these financial statement schedules for the year ended 2008 is included on page 32 and the respective consent is attached as Exhibit 23.1. The report of the independent registered public accounting firm on these financial statements for the years ended 2007 and 2006 is included in their respective consent attached as Exhibit 23.2.

3. Exhibits. See Index of Exhibits (pages 40 through 45) for a listing of all exhibits to this Annual Report on Form 10-K.

In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide readers with information regarding their terms and are not intended to provide any other factual or disclosure information about any of the parties to the agreements. Agreements included as exhibits may contain representations and warranties by one or more of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•

may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to investors; and

•	were made only as of the date of the agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2009.

CHIQUITA BRANDS INTERNATIONAL, INC.

By	/s/ Fernando Aguirre
Fernando Aguirre
Chairman of the Board, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below as of February 27, 2009:

/s/ Fernando Aguirre	Chairman of the Board, President and Chief
Fernando Aguirre	Executive Officer (Principal Executive Officer)

Howard W. Barker, Jr.*	Director
Howard W. Barker, Jr.

William H. Camp*	Director
William H. Camp

Robert W. Fisher*	Director
Robert W. Fisher

Dr. Clare M. Hasler*	Director
Dr. Clare M. Hasler

Durk I. Jager*	Director
Durk I. Jager

	Jaime Serra*	Director
Jaime Serra

	Steven P. Stanbrook*	Director
Steven P. Stanbrook

	/s/ Jeffrey M. Zalla	Senior Vice President and Chief Financial
	Jeffrey M. Zalla	Officer (Principal Financial Officer)

	/s/ Brian D. Donnan	Vice President, Controller and Chief Accounting
	Brian D. Donnan	Officer (Principal Accounting Officer)

* By	/s/ Brian D. Donnan
Attorney-in-Fact**

**	By authority of powers of attorney filed with this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedules

To the Board of Directors

of Chiquita Brands International, Inc.

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 27, 2009 appearing in the 2008 Annual Report to Shareholders of Chiquita Brands International, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Cincinnati, Ohio
February 27, 2009

CHIQUITA BRANDS INTERNATIONAL, INC. – PARENT COMPANY ONLY

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In thousands)

Condensed Balance Sheets

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and equivalents	$—	$—
Other current assets	2,134	1,636

Total current assets	2,134	1,636

Investments in and accounts with subsidiaries	1,146,777	1,398,008
Other assets	27,856	29,081

Total assets	$1,176,767	$1,428,725

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt due within one year	$—	$—
Accounts payable and accrued liabilities	25,963	20,584

Total current liabilities	25,963	20,584

Long-term debt	583,773	475,000
Long-term debt due to subsidiary	91,227	—
Commitments and contingent liabilities	—	—
Other liabilities	28,127	37,668

Total liabilities	729,090	533,252

Shareholders’ equity	447,677	895,473

Total liabilities and shareholders’ equity	$1,176,767	$1,428,725

CHIQUITA BRANDS INTERNATIONAL, INC. – PARENT COMPANY ONLY

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In thousands)

Condensed Statements of Operations

	2008	2007	2006
Net sales	$—	$—	$—

Cost of sales	—	—	—
Selling, general and administrative	(57,168)	(48,186)	(52,240)
Equity in (losses) earnings of subsidiaries	(216,928)	43,847	23,985
Restructuring	—	(3,770)	—
Charge for contingent liabilities	—	—	(25,000)

Operating income (loss)	(274,096)	(8,109)	(53,255)

Interest expense	(47,886)	(40,158)	(40,165)
Interest expense to subsidiary	(1,666)	—	—
Other income (expense), net	(1,977)	126	—

Income (loss) before income taxes	(325,625)	(48,141)	(93,420)
Income taxes	1,900	(900)	(2,100)

Net income (loss)	$(323,725)	$(49,041)	$(95,520)

CHIQUITA BRANDS INTERNATIONAL, INC. – PARENT COMPANY ONLY

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In thousands)

Condensed Statements of Cash Flow

	2008	2007	2006
Cash flow from operations	$(12,400)	$(1,832)	$11,450

Investing
Investments in subsidiaries	(193,434)	—	—

Cash flow from investing	(193,434)	—	—

Financing
Issuances of long-term debt	200,000	—	—
Deferred financing fees for long-term debt	(6,566)	—	—
Proceeds from exercise of stock options/warrants	12,400	1,832	1,159
Dividends on common stock	—	—	(12,609)
Repurchase of common stock	—	—	—

Cash flow from financing	205,834	1,832	(11,450)

Change in cash and equivalents	—	—	—
Balance at beginning of period	—	—	—

Balance at end of period	$—	$—	$—

CHIQUITA BRANDS INTERNATIONAL, INC. – PARENT COMPANY ONLY

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Notes to Condensed Financial Information of Registrant

1.	All cash is owned and managed by Chiquita Brands L.L.C. (“CBL”), the main operating subsidiary of the company, acting as agent for Chiquita Brands International, Inc. (“CBII”).

2.	For purposes of these condensed financial statements, CBII’s investments in its subsidiaries are accounted for by the equity method.

3.	CBII paid a quarterly cash dividend of $0.10 per share on the outstanding shares of common stock in the first three quarters of 2006. In the third quarter of 2006, the company announced the suspension of its dividend, beginning with the payment that would have been paid in October 2006. Any future payments of dividends would require approval of the board of directors.

In March 2008, CBII and CBL entered into a new credit facility with a syndicate of bank lenders for a six-year, $350 million senior secured credit facility (“Credit Facility”). The Credit Facility places customary limitations on the ability of CBL and its subsidiaries to incur additional debt, create liens, dispose of assets, carry out mergers and acquisitions and make investments and capital expenditures, as well as limitations on CBL’s ability to make loans, distributions or other transfers to CBII. However, payments to CBII are permitted: (i) whether or not any event of default exists or is continuing under the Credit Facility, for all routine operating expenses in connection with the company’s normal operations and to fund certain liabilities of CBII (including interest payments on the Senior Notes and Convertible Notes) and (ii) subject to no continuing event of default and compliance with the financial covenants, for other financial needs, including (A) payment of dividends and distributions to the company’s shareholders and (B) repurchases of the company’s common stock and warrants.

4.	In the fourth quarter 2008, the company recorded a $375 million ($374 million after-tax) Fresh Express goodwill impairment charge in the Salads and Healthy Snacks segment which is included in “Equity in (losses) earnings of subsidiaries” on the Condensed Statement of Operations. The goodwill impairment was the result of lower operating performance of the salad business in 2008, along with slower growth expectations, recent negative category volume trends and a decline in market values resulting from the weakness in the general economy as well as the financial markets.

5.	On February 12, 2008, CBII issued $200 million of 4.25% convertible senior notes due 2016 (“Convertible Notes”) for approximately $194 million of net proceeds, which were used to repay subsidiary debt. The Convertible Notes pay interest semiannually at a rate of 4.25% per annum, beginning August 15, 2008. The Convertible Notes are unsecured, unsubordinated obligations of CBII and rank equally with other existing CBII debt and any other unsecured, unsubordinated indebtedness CBII may incur.

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

6.

In September and October 2008, CBL completed a program to repurchase CBII Senior Notes in the open market with $75 million of the net proceeds from the sale of Atlanta (see Note 3 to the Consolidated Financial Statements included in Exhibit 13). CBL repurchased $55 million principal amount of 7 1/2% Senior Notes due 2014 and $36 million principal amount of 8 7/8% Senior Notes due 2015. Although CBL does not intend to resell any of the Senior Notes purchased, the Senior Notes were not retired and therefore are included on the Condensed Balance Sheets as “Long-term debt due to subsidiary”. In addition, CBII separately reports interest expense paid or due to CBL on the Condensed Statements of Operations as “Interest expense to subsidiary.” These amounts are eliminated in consolidation in the Consolidated Financial Statements included in Exhibit 13.

CHIQUITA BRANDS INTERNATIONAL, INC.

SCHEDULE II – CONSOLIDATED ALLOWANCE FOR DOUBTFUL ACCOUNTS

RECEIVABLE

(In thousands)

	2008	2007	2006
Balance at beginning of period	$10,579	$11,356	$11,227

Additions:
Charged to costs and expenses	966	1,743	2,020

	966	1,743	2,020

Deductions:
Write-offs	1,135	3,036	3,587
Other, net	1,278	(516)	(1,696)

	2,413	2,520	1,891

Balance at end of period	$9,132	$10,579	$11,356

CHIQUITA BRANDS INTERNATIONAL, INC.

SCHEDULE II – CONSOLIDATED CHANGE IN TAX VALUATION ALLOWANCE

(In thousands)

	2008	2007	2006
Balance at beginning of period	$203,363	$178,544	$169,107

Additions:
U.S. net deferred tax assets	30,485	30,011	21,743
Foreign net deferred tax assets	49,442	3,096	11,408
Prior year U.S. NOL adjustments	3,242	1,875	—
Other, net	—	—	2,450

	83,169	34,982	35,601

Deductions:
Prior year foreign NOL adjustments	17,958	10,163	12,779
Prior year U.S. NOL adjustments	—	—	167
Closure of U.S. tax audit	—	—	13,218

	17,958	10,163	26,164

Balance at end of period	$268,574	$203,363	$178,544

CHIQUITA BRANDS INTERNATIONAL, INC.

Index of Exhibits

As explained in more detail in Item 15, readers should note that exhibits are included to provide information about the terms of the agreements and are not intended to provide information about the parties to those agreements.

Exhibit Number	Description
*3.1	Third Restated Certificate of Incorporation (Exhibit 1 to Form 8-A filed March 12, 2002)

*3.2	Restated Bylaws, as amended through September 21, 2007. (Exhibit 3.1 to Current Report on Form 8-K filed September 27, 2007)

*4.1	Warrant Agreement dated as of March 19, 2002 between Chiquita Brands International, Inc. and American Security Transfer Company Limited Partnership, as Warrant Agent (Exhibit 4-b to Annual Report on Form 10-K for the year ended December 31, 2002)

*4.2	Acceptance of Appointment as successor Warrant Agent by Wells Fargo Bank, National Association, and Amendment No. 2, dated as of March 27, 2006, between Chiquita Brands International, Inc. and Wells Fargo Bank, National Association, to Warrant Agreement dated as of March 19, 2002 (as previously amended). (Exhibit 4.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

*4.3	Amendment No. 3, dated as of September 21, 2007, to Warrant Agreement between Chiquita Brands International, Inc. and Wells Fargo Bank, National Association, dated as of March 19, 2002 (as previously amended). (Exhibit 4.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

*4.4	Indenture, dated as of September 28, 2004, between Chiquita Brands International, Inc. and LaSalle Bank National Association, as trustee, relating to $250 million aggregate principal amount of 7 1/2% Senior Notes due 2014. (Exhibit 4.1 to Current Report on Form 8-K filed September 30, 2004)

*4.5	First Supplemental Indenture, dated as of February 4, 2008, between Chiquita Brands International, Inc. and LaSalle Bank National Association, as trustee, relating to $250 million aggregate principal amount of 7 1/2% Senior Notes due 2014. (Exhibit 4.1 to Current Report on Form 8-K filed February 12, 2008)

4.6	Instrument of Resignation, Appointment and Acceptance, dated as of January 20, 2009, between Chiquita Brands International, Inc., Bank of America, N.A., as successor by merger to LaSalle Bank National Association, and Wells Fargo Bank, National Association, relating to $250 million aggregate principal amount of 7 1/2% Senior Notes due 2014.

*4.7	Indenture, dated as June 28, 2005, between Chiquita Brands International, Inc. and LaSalle Bank National Association, as trustee, relating to $225 million aggregate principal amount of 8 7/8% Senior Notes due 2015. (Exhibit 4.1 to Current Report on Form 8-K filed March 8, 2005)

4.8	Instrument of Resignation, Appointment and Acceptance, dated as of January 20, 2009, between Chiquita Brands International, Inc., Bank of America, N.A., as successor by merger to LaSalle Bank National Association, and Wells Fargo Bank, National Association, relating to $225 million aggregate principal amount of 8 7/8% Senior Notes due 2015.

*4.9	Indenture, dated as of February 1, 2008, between Chiquita Brands International, Inc. and LaSalle Bank National Association, as trustee, relating to $200 million aggregate principal amount of 4.25% Convertible Senior Notes due 2016. (Form of indenture filed as Exhibit 4.1 to Registration Statement on Form S-3 filed March 8, 2005)

*4.10	First Supplemental Indenture, dated as of February 12, 2008, between Chiquita Brands International, Inc. and LaSalle Bank National Association, as trustee, containing the terms of $200 million aggregate principal amount of 4.25% Convertible Senior Notes due 2016. (Exhibit 4.2 to Current Report on Form 8-K filed February 12, 2008)

4.11	Instrument of Resignation, Appointment and Acceptance, dated as of January 20, 2009, between Chiquita Brands International, Inc., Bank of America, N.A., as successor by merger to LaSalle Bank National Association, and Wells Fargo Bank, National Association, relating to $200 million aggregate principal amount of 4.25% Convertible Senior Notes due 2016.

*10.1	Stock Purchase Agreement dated June 10, 2004, among Chiquita International Limited, Chiquita Brands L.L.C. and Invesmar Limited, an affiliate of C.I. Banacol S.A. (Exhibit 99.2 to Current Report on Form 8-K filed June 14, 2004)

*10.2	Form of Banana Purchase Indemnity Letter Agreement between Banana International Corporation, an affiliate of C.I. Banacol S.A. and Chiquita International Limited. (Exhibit 99.5 to Current Report on Form 8-K filed June 14, 2004)

*10.3	Plea Agreement among Chiquita Brands International, Inc., the United States Attorney’s Office for the District of Columbia and the National Security Division of the Department of Justice, as of March 19, 2007 accepted by the United States District Court for the District of Columbia on September 17, 2007. (Exhibit 10.1 to Current Report on Form 8-K filed March 20, 2007)

*+10.4	Master Agreement by and among Chiquita Brands International, Inc., Chiquita Brands L.L.C., Great White Fleet Ltd., certain Chiquita Vessel Owners, Eastwind Maritime Inc., NYKLauritzenCool AB, Seven Hills LLC and Eystrasalt LLC dated April 30, 2007. (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

*+10.5	Form of Memorandum of Agreement for Four Container Ship Sales between various Great White Fleet Subsidiaries and various Ship Owning Entities dated April 30, 2007. (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

*+10.6	Form of Memorandum of Agreement for Eight Reefer Ship Sales between various Great White Fleet Subsidiaries and various Ship Owning Entities dated April 30, 2007. (Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

*+10.7	Form of Time Charter for Container Vessels between various Ship Owning Entities and Great White Fleet Ltd. dated April 30, 2007. (Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

*+10.8	Form of Refrigerated Vessel Time Charters between Seven Hills LLC and Great White Fleet Ltd. dated April 30, 2007. (Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

*+10.9	Form of Long-Period Charters between NYKLauritzenCool AB and Great White Fleet Ltd. dated April 30, 2007. (Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

*+10.10	International Banana Purchase Agreement F.O.B. (Port of Loading) dated January 25, 2008 between Chiquita International Limited and Banana International Corporation, an affiliate of C.I. Banacol, S.A., English translation of original document, which is in Spanish, conformed to include amendments through July 14, 2008. (Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)

* 10.11	Credit Agreement dated as of March 31, 2008, among Chiquita Brands International, Inc., Chiquita Brands L.L.C., certain financial institutions as lenders, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, as administrative agent, letter of credit issuer, swing line lender, lead arranger and bookrunner, conformed to include amendments included in First Amendment to Credit Agreement and Consent entered into as of June 30, 2008. (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

*+10.12	Sale and Purchase Agreement dated as of May 13, 2008 by and among Hameico Fruit Trade, GmbH with the acknowledgment of Chiquita Brands International, Inc., and Univeg Fruit & Vegetable N.V., with the acknowledgment of De Weide Blik N.V. (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

Executive Compensation Plans and Agreements

*10.13	Chiquita Brands International, Inc. 1997 Amended and Restated Deferred Compensation Plan conformed to include amendments through July 29, 2008. (Exhibit 10.12 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

*10.14	Chiquita Brands International, Inc. Capital Accumulation Plan, conformed to include amendments through July 8, 2008. (Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

*10.15	Guaranty, dated March 12, 2001, by Chiquita Brands, Inc. (n/k/a Chiquita Brands L.L.C.) of obligations of Chiquita Brands International, Inc., under its Deferred Compensation and Capital Accumulation Plans, included as Exhibits 10.17 and 10.18 above. (Exhibit 10-i to Annual Report on Form 10-K for the year ended December 31, 2000)

*10.16	Chiquita Brands International, Inc. Chiquita Stock and Incentive Plan, conformed to include amendments through September 1, 2008. (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)

*10.17	Long-Term Incentive Program 2006-2008 Terms (Exhibit 10.1 to Current Report on Form 8-K filed March 31, 2006)

*10.18	Long-Term Incentive Program 2007-2009 Terms (Exhibit 10.20 to Annual Report on Form 10-K for the year ended December 31, 2006)

*10.19	Long-Term Incentive Program 2008-2010 Terms (Exhibit 10.23 to Annual Report on Form 10-K for the year ended December 31, 2007)

*10.20	Long-Term Incentive Program 2009-2011 Terms

*10.21	Amended and Restated Directors Deferred Compensation Program, conformed to include amendments through July 8, 2008. (Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

*10.22	Form of Stock Option Agreement with non-management directors of the company (Exhibit 10-p to Annual Report on Form 10-K for the year ended December 31, 2002)

*10.23	Form of Restricted Share Agreement with non-management directors (Exhibit 10-u to Annual Report on Form 10-K for the year ended December 31, 2002)

*10.24	Employment Agreement dated and effective January 12, 2004 between Chiquita Brands International, Inc. and Fernando Aguirre, including Form of Restricted Share Agreement for 110,000 shares of Common Stock (time vesting) (Exhibit A), Form of Restricted Share Agreement for 150,000 shares of Common Stock (performance vesting) (Exhibit B) and Form of Non-Qualified Stock Option Agreement with respect to an aggregate of 325,000 shares of Common Stock (Exhibit C) (Exhibit 10.1 to Current Report on Form 8-K filed on January 14, 2004)

*10.25	Letter Agreement, dated April 12, 2007 and effective April 15, 2007, between Chiquita Brands International, Inc. and Fernando Aguirre (Exhibit 10.1 to Current Report on Form 8-K filed April 17, 2007)

*10.26	Amendment dated July 30, 2008 to the Employment Agreement dated January 12, 2004 as amended April 12, 2007, between Chiquita Brands International, Inc. and Fernando Aguirre, for compliance with IRC §409A. (Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

*10.27	Form of Stock Option Agreement with all other employees, including executive officers (Exhibit 10-r to Annual Report on Form 10-K for the year ended December 31, 2002)

*10.28	Form of Stock Appreciation Right Agreement with certain non-U.S. employees, which may include executive officers (Exhibit 10-b to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

*10.29	Form of Restricted Share Agreement for use with employees, including executive officers, for grants under the Long-Term Incentive Program and otherwise under the Company’s Stock Option and Incentive Plan used between September 27, 2004 and May 24, 2005 (Exhibit 10.28 to Annual Report on Form 10-K for the year ended December 31, 2004)

*10.30	Form of Restricted Share Agreement for use with employees, including executive officers, for grants under the Long-Term Incentive Program and otherwise under the Company’s Stock Option and Incentive Plan used between May 24, 2005 and November 22, 2005 (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

*10.31	Form of Restricted Share Agreement for use with employees, including executive officers, for grants under the Long-Term Incentive Program and otherwise under the Company’s Stock Option and Incentive Plan used after November 22, 2005 (Exhibit 10.3 to a Current Report on Form 8-K filed November 23, 2005)

*10.32	Form of Restricted Stock Award and Agreement for employees, including executive officers, approved on July 6, 2006, applicable to grantees who may attain “Retirement” prior to issuance of the shares. (Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

*10.33	Form of Restricted Stock Award and Agreement for employees, including executive officers, approved on July 6, 2006, applicable to grantees who will not attain “Retirement” prior to issuance of the shares. (Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

*10.34	Form of Change in Control Severance Agreement (Exhibit 10.1 to Current Report on Form 8-K filed August 25, 2008)

*10.35	Executive Officer Severance Pay Plan, conformed to include amendments through July 8, 2008. (Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

*10.36	Separation Agreement dated March 31, 2008 between Robert F. Kistinger and Chiquita Brands International, Inc. (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)

*10.37	Form of Amendment to Restricted Stock Award and Agreement for employees, including executive officers, approved on July 30, 2008, applicable to grantees who may attain “Retirement” prior to issuance of the shares. (Exhibit 10.8 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

*10.38	Form of Amendment to Restricted Stock Award and Agreement for employees, including executive officers, approved on July 30, 2008, applicable to grantees who will not attain “Retirement” prior to issuance of the shares. (Exhibit 10.9 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

*10.39	Form of Amendment to Restricted Stock Award and Agreement with non-management directors which is compliant with IRC§409A. (Exhibit 10.10 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

*10.40	Form of Restricted Stock Award and Agreement with non-management directors (used after July 8, 2008). (Exhibit 10.11 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

*10.41	Form of Amendment to Restricted Stock Award and Agreement, including executive officers, approved on September 1, 2008, applicable to grantees who may attain “Retirement” prior to issuance of the shares. (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)

*10.42	Form of Amendment to Restricted Stock Award and Agreement, including executive officers, approved on September 1, 2008, applicable to grantees who will not attain “Retirement” prior to issuance of the shares. (Exhibit 10.3 to Quarterly Report on Form

10-Q for the quarter ended September 30, 2008)

10.43	Employment Agreement dated October 24, 2008 between Chiquita Brands International Sàrl and Michel Loeb

13	Chiquita Brands International, Inc. consolidated financial statements, management’s discussion and analysis of financial condition and results of operations, and selected financial data to be included in its 2008 Annual Report to Shareholders

*16	Letter of Ernst & Young, dated May 28, 2008, regarding change in independent registered public accounting firm (Exhibit 16.1 to Current Report on Form 8-K filed May 29, 2008)

21	Chiquita Brands International, Inc. Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24	Powers of Attorney

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

*	Incorporated by reference.
+	Portions of these exhibits have been omitted pursuant to a request for confidential treatment. The omitted portions have been filed with the Commission.