Form 10-Q
period 2009-03-31
CHIQUITA BRANDS INTERNATIONAL INC
filed 2009-05-05
CIK 101063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 24, 2009, there were 44,538,343 shares of Common Stock outstanding.

CHIQUITA BRANDS INTERNATIONAL, INC.

PART I - Financial Information

Item 1 - Financial Statements

CHIQUITA BRANDS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per share amounts)

	Quarter Ended March 31,
	2009	2008*
Net sales	$841,566	$935,432

Operating expenses:
Cost of sales	710,263	779,308
Selling, general and administrative	82,815	80,301
Depreciation	13,031	16,703
Amortization	2,574	2,455
Equity in earnings of investees	(5,763)	(487)
Relocation of European headquarters	5,089	315

	808,009	878,595

Operating income	33,557	56,837

Interest income	1,384	1,297
Interest expense	(16,272)	(26,942)

Income from continuing operations before income taxes	18,669	31,192
Income tax benefit	4,500	500

Income from continuing operations	23,169	31,692
Loss from discontinued operations, net of income taxes	—	(708)

Net income	$23,169	$30,984

Earnings per common share – basic:
Continuing operations	$0.52	$0.74
Discontinued operations	—	(0.02)

	$0.52	$0.72

Earnings per common share – diluted:
Continuing operations	$0.51	$0.72
Discontinued operations	—	(0.02)

	$0.51	$0.70

*	Amounts differ from those previously reported due to the adoption of FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including partial cash settlement),” described in Note 4 and discontinued operations described in Note 13.

See Notes to Condensed Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share amounts)

	March 31, 2009	December 31, 2008*	March 31, 2008*

ASSETS

Current assets:
Cash and equivalents	$78,017	$77,267	$99,315
Trade receivables (less allowances of $7,744, $9,132 and $11,223)	350,692	295,681	372,256
Other receivables, net	149,358	134,667	100,835
Inventories	207,013	214,198	211,167
Prepaid expenses	34,669	41,169	38,297
Other current assets	13,786	1,794	18,094
Current assets of discontinued operations	—	—	217,789

Total current assets	833,535	764,776	1,057,753

Property, plant and equipment, net	322,244	332,445	339,398
Investments and other assets, net	122,185	131,374	151,127
Trademarks	449,085	449,085	449,085
Goodwill	175,384	175,384	548,556
Other intangible assets, net	132,547	135,121	142,487
Non-current assets of discontinued operations	—	—	107,709

Total assets	$2,034,980	$1,988,185	$2,796,115

*	Amounts differ from those previously reported due to the adoption of FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including partial cash settlement),” described in Note 4 and discontinued operations described in Note 13.

See Notes to Condensed Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share amounts)

	March 31, 2009	December 31, 2008*	March 31, 2008*

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Notes and loans payable	$38,000	$—	$—
Current portion of long-term debt of subsidiaries	10,320	10,495	11,034
Accounts payable	281,504	294,635	317,459
Accrued liabilities	148,900	138,887	158,586
Current liabilities of discontinued operations	—	—	174,464

Total current liabilities	478,724	444,017	661,543

Long-term debt of parent company	505,770	504,158	590,832
Long-term debt of subsidiaries	180,164	182,658	190,461
Accrued pension and other employee benefits	57,186	59,154	57,308
Deferred gain – sale of shipping fleet	74,619	78,410	89,784
Deferred tax liability	103,451	104,359	106,215
Other liabilities	85,001	91,028	74,274
Non-current liabilities of discontinued operations	—	—	11,695

Total liabilities	1,484,915	1,463,784	1,782,112

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value (44,506,919,
44,407,103 and 43,243,847 shares outstanding, respectively)	445	444	432
Capital surplus	800,984	797,779	785,023
(Accumulated deficit) retained earnings	(200,592)	(223,761)	135,918
Accumulated other comprehensive (loss) income of continuing operations	(50,772)	(50,061)	34,333
Accumulated other comprehensive income of discontinued operations	—	—	58,297

Total shareholders’ equity	550,065	524,401	1,014,003

Total liabilities and shareholders’ equity	$2,034,980	$1,988,185	$2,796,115

*	Amounts differ from those previously reported due to the adoption of FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including partial cash settlement),” described in Note 4 and discontinued operations described in Note 13.

See Notes to Condensed Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

(In thousands)

	Quarter Ended March 31,
	2009	2008*
Cash provided (used) by:

OPERATIONS

Net income	$23,169	$30,984
Income from discontinued operations	—	708
Depreciation and amortization	15,605	19,158
Write-off of deferred financing fees	—	8,670
Amortization of discount on Convertible Notes	1,612	736
Equity in earnings of investees	(5,763)	(487)
Amortization of the gain on sale of the shipping fleet	(3,791)	(3,791)
Changes in current assets and liabilities and other	(58,208)	(68,636)

Operating cash flow from continuing operations	(27,376)	(12,658)

INVESTING

Capital expenditures	(10,935)	(11,965)
Proceeds from sales of other long-term assets	2,263	2,862
Acquisition of businesses	—	(1,000)
Other, net	1,425	500

Investing cash flow from continuing operations	(7,247)	(9,603)

FINANCING

Issuance of long-term debt	—	400,000
Repayments of long-term debt	(2,663)	(325,990)
Fees and other issuance costs for long-term debt	32	(18,095)
Borrowings of notes and loans payable	38,000	57,000
Repayments of notes and loans payable	—	(57,719)
Proceeds from exercise of stock options/warrants	4	6,357

Financing cash flow from continuing operations	35,373	61,553

Cash flow from continuing operations	750	39,292

DISCONTINUED OPERATIONS

Operating cash flow, net	—	7
Investing cash flow, net	—	(32)
Financing cash flow, net	—	(1,655)

Cash flow from discontinued operations	—	(1,680)

Increase in cash and equivalents	750	37,612
Less: Intercompany change in cash and equivalents of discontinued operations	—	(439)

Increase in cash and equivalents of continuing operations	750	38,051

Balance at beginning of period	77,267	61,264

Balance at end of period	$78,017	$99,315

*	Amounts differ from those previously reported due to the adoption of FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including partial cash settlement),” described in Note 4 and discontinued operations described in Note 13.

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

See Notes to Consolidated Financial Statements included in the company’s 2008 Annual Report on Form 10-K for additional information relating to the company’s Consolidated Financial Statements.

Note 1 – Earnings Per Share

Basic and diluted earnings per common share (“EPS”) are calculated as follows:

	Quarter Ended March 31,
(In thousands, except per share amounts)	2009	2008*
Income from continuing operations	$23,169	$31,692
Loss from discontinued operations	—	(708)

Net income	$23,169	$30,984

Weighted average common shares outstanding (used to calculate basic EPS)	44,454	42,858
Dilutive effect of warrants, stock options and other stock awards	1,014	1,391

Shares used to calculate diluted EPS	45,468	44,249

Earnings per common share – basic:
Continuing operations	$0.52	$0.74
Discontinued operations	—	(0.02)

	$0.52	$0.72

Earnings per common share – diluted:
Continuing operations	$0.51	$0.72
Discontinued operations	—	(0.02)

	$0.51	$0.70

*	Amounts differ from those previously reported due to the adoption of FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including partial cash settlement),” described below.

The assumed conversions to common stock of the company’s outstanding warrants, stock options, other stock awards and 4.25% Convertible Senior Notes due 2016 (“Convertible Notes”) are excluded from the diluted EPS computations for periods in which these items, on an individual basis, have an anti-dilutive effect on diluted EPS. For the quarter ended March 31, 2009, the effect of the Convertible Notes would have been anti-dilutive because the average trading price of the common shares was below the initial conversion price of $22.45 per share. All remaining warrants to purchase common shares at $19.23 were anti-dilutive and expired on March 19, 2009.

Note 2 – European Headquarters Relocation

During the fourth quarter of 2008, the company committed to the relocation of its European headquarters from Belgium to Switzerland, which the company believes will optimize its long-term tax structure. The relocation had been under review with Belgian employees since April 2008, including negotiation of a collective dismissal agreement (“Social Plan”) in accordance with Belgian labor practices. The Social Plan was approved during the fourth quarter and defines the severance benefits for employees who were not eligible for relocation or elected not to relocate. Under the Social Plan, affected employees are required to continue providing services until specified termination dates in order to be eligible for a one-time termination benefit. The relocation affects approximately 100 employees and is expected to conclude in 2009. It does not affect employees in sales offices, ports and other field offices throughout Europe.

In connection with the relocation, the company expects to incur aggregate costs of $19-23 million, including approximately $11-13 million of one-time termination benefits and approximately $8-10 million of relocation, recruiting and other costs. Expense for one-time termination benefits is accrued over each individual’s required service period. Relocation and recruiting expenses are expensed as incurred. Through March 31, 2009, the company has recorded aggregate costs of $12 million, of which $9 million relate to one-time termination benefits and $3 million relate to relocation, recruiting and other costs. The accrual for relocation costs as of March 31, 2009 primarily related to one-time termination benefits and lease terminations in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” A reconciliation of the accrual included in “Accrued liabilities” is as follows:

(In thousands)	One-Time Termination Costs	Relocation, Recruiting and Other Costs	Total

December 31, 2008	$3,884	$922	$4,806
Amounts expensed	4,763	326	5,089
Amounts paid	(1,364)	(855)	(2,219)
Foreign exchange	(164)	—	(164)

March 31, 2009	$7,119	$393	$7,512

Note 3 – Inventories
(In thousands)	March 31, 2009	December 31, 2008	March 31, 2008

Bananas	$44,609	$44,910	$39,570
Salads	7,817	4,264	9,588
Other fresh produce	5,331	2,632	4,034
Processed food products	20,095	20,705	15,141
Growing crops	72,869	83,554	84,272
Materials, supplies and other	56,292	58,133	58,562

	$207,013	$214,198	$211,167

Note 4 – Debt

Debt consists of the following:

(In thousands)	March 31, 2009	December 31, 2008*	March 31, 2008*

Parent company:

7 1/2% Senior Notes due 2014	$195,328	$195,328	$250,000
8 7/8% Senior Notes due 2015	188,445	188,445	225,000
4.25% Convertible Senior Notes due 2016	121,997	120,385	115,832

Long-term debt of parent company	505,770	504,158	590,832

Subsidiaries:

Credit Facility Revolver	38,000	—	—
Credit Facility Term Loan	190,000	192,500	200,000
Other loans	484	653	1,495
Less current portion	(48,320)	(10,495)	(11,034)

Long-term debt of subsidiaries	180,164	182,658	190,461

Total long-term debt	$685,934	$686,816	$781,293

*	Amounts differ from those previously reported due to the adoption of FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including partial cash settlement),” described below.

4.25% CONVERTIBLE SENIOR NOTES

On February 12, 2008, the company issued $200 million of 4.25% convertible senior notes due 2016 (“Convertible Notes”). The issuance provided approximately $194 million in net proceeds, which were used to repay subsidiary debt. Interest on the Convertible Notes is payable semiannually in arrears at a rate of 4.25% per annum, beginning August 15, 2008. The Convertible Notes are unsecured, unsubordinated obligations of the parent company and rank equally with the company’s 7 1/2% Senior Notes and 8 7/8% Senior Notes (the “Senior Notes”).

The Convertible Notes are convertible at an initial conversion rate of 44.5524 shares of common stock per $1,000 principal amount, equivalent to an initial conversion price of approximately $22.45 per share of common stock. The conversion rate is subject to adjustment based on certain dilutive events, including stock splits, stock dividends and other distributions (including cash dividends) in respect of the common stock. Holders of the Convertible Notes may tender their notes for conversion between May 15 and August 14, 2016, without limitation. Prior to May 15, 2016, holders of the Convertible Notes may tender the notes for conversion only under certain circumstances, in accordance with their terms.

Upon conversion, the Convertible Notes may be settled in shares, in cash or in any combination thereof at the company’s option, unless the company makes an “irrevocable net share settlement election,” in which case any Convertible Notes tendered for conversion will be settled with a cash amount equal to the principal portion together with shares of the company’s common stock to the extent that the obligation exceeds such principal portion. Although the company initially reserved 11.8 million shares for issuance upon conversions of the Convertible Notes, the company’s current intent and policy is to settle any conversion of the Convertible Notes as if it had elected to make the net share settlement.

Beginning February 19, 2014, CBII may call the Convertible Notes for redemption under certain circumstances relating to the company’s common stock trading price.

CHANGE IN METHOD OF ACCOUNTING FOR CONVERTIBLE NOTES

On January 1, 2009, the company adopted FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including partial cash settlement),” which required a retrospective change in the accounting method for the company’s $200 million aggregate principal amount of Convertible Notes issued in February 2008. Prior periods have been adjusted to reflect this change.

FSP No. APB 14-1 requires convertible debt to be accounted for as two components: (i) a debt component included in “Long-term debt of parent company” recorded at the estimated fair value upon issuance of a similar straight-debt instrument without the debt-for-equity conversion feature; and (ii) an equity component included in “Capital surplus” representing the estimated fair value of the conversion feature upon issuance. This separation of the debt and equity components results in a discounted carrying value of the debt component compared to the principal. This discount is then accreted to the carrying value of the debt component through interest expense over the expected life of the debt using the effective interest rate method, which in the case of the Convertible Notes is through the maturity date in 2016.

The carrying amounts of the debt and equity components of the Convertible Notes, after the retrospective application of the new accounting standard, were as follows:

(In thousands)	March 31, 2009	December 31, 2008	March 31, 2008

Principal amount of debt component[1]	$200,000	$200,000	$200,000
Unamortized discount	(78,003)	(79,615)	(84,168)

Net carrying amount of debt component	$121,997	$120,385	$115,832

Equity component	$84,904	$84,904	$84,904
Issuance costs and income taxes	(3,210)	(3,210)	(3,210)

Equity component, net of issuance costs and income taxes	$81,694	$81,694	$81,694

[1]	As of March 31, 2009, the Convertible Notes “if-converted” value does not exceed its principal amount.

The interest expense related to the Convertible Notes was as follows:

(In thousands)	Quarter Ended March 31,
	2009	2008
4.25% coupon interest	$2,125	$1,133
Amortization of deferred financing fees	123	107
Effect of allocating deferred financing fees to the equity component under FSP No. APB 14-1	—	(46)
Amortization of discount on the FSP No. APB 14-1 debt component	1,612	736

Total interest expense related to the Convertible Notes	$3,860	$1,930

To estimate the fair value of the debt component of the Convertible Notes on the date of issuance, the company discounted the principal balance to result in an effective interest rate of 12.50%, which was the estimated interest rate required for the company to have issued a similar straight-debt instrument without the debt-for-equity conversion feature on the date the Convertible Notes were issued. The fair value of the equity component was estimated as the difference between the full principal amount and the estimated fair value of the debt component, net of an allocation of issuance costs and income tax effects. These fair value estimates are Level 3 measurements (described in Note 6) and will be reconsidered in the event that any of the Convertible Notes are converted. The effective interest rate on the debt component for each of the quarters ended March 31, 2009 and 2008 was 12.50%.

The effect of the retrospective application of FSP No. APB 14-1 is as follows:

(In thousands, except per share amounts)	Previously Reported	FSP No. APB 14-1 Impact	As Adjusted

Income Statement Data:

Quarter ended March 31, 2008

Interest expense	$26,252	$690	$26,942

Income from continuing operations	32,382	(690)	31,692

Net income	31,674	(690)	30,984

Earnings per common share – basic:
Continuing operations	$0.76	$(0.02)	$0.74
Discontinued operations	(0.02)	0.00	(0.02)

	$0.74	$(0.02)	$0.72

Earnings per common share – diluted:
Continuing operations	$0.74	$(0.02)	$0.72
Discontinued operations	(0.02)	0.00	(0.02)

	$0.72	$(0.02)	$0.70

Balance Sheet Data:

December 31, 2008
Investments and other assets, net	$134,150	$(2,776)	$131,374
Total assets	1,990,961	(2,776)	1,988,185

Long-term debt of parent company	583,773	(79,615)	504,158
Deferred tax liability	104,244	115	104,359
Total liabilities	1,543,284	(79,500)	1,463,784

Capital surplus	716,085	81,694	797,779
Retained earnings (accumulated deficit)	(218,791)	(4,970)	(223,761)
Total shareholders’ equity	447,677	76,724	524,401

March 31, 2008
Investments and other assets, net	154,176	(3,049)	151,127
Total assets	2,799,164	(3,049)	2,796,115

Long-term debt of parent company	675,000	(84,168)	590,832
Deferred tax liability	106,100	115	106,215
Total liabilities	1,866,165	(84,053)	1,782,112

Capital surplus	703,329	81,694	785,023
Retained earnings (accumulated deficit)	136,608	(690)	135,918
Total shareholders’ equity	932,999	81,004	1,014,003

CREDIT FACILITY

On March 31, 2008, Chiquita Brands L.L.C. (“CBL”), the main operating subsidiary of CBII, entered into a new credit facility with a syndicate of bank lenders for a six-year, $350 million senior secured credit facility (“Credit Facility”) that replaced the remaining portions of the prior credit facility. At inception, the new Credit Facility consisted of a $200 million senior secured term loan (the “Term Loan”) and a $150 million senior secured revolving credit facility (the “Revolver”). The Revolver may be increased to $200 million under certain conditions. The new Credit Facility contains two financial maintenance covenants, an operating company leverage covenant of 3.50x and a fixed charge covenant of 1.15x, for the life of the facility, and no holding company or consolidated leverage covenant; these covenants provide greater flexibility than those in the prior credit facility.

The Term Loan matures on March 31, 2014, and bears interest, at the company’s option, at a rate per annum equal to either (i) the “Base Rate” plus 2.75% to 3.50%; or (ii) LIBOR plus 3.75% to 4.50% (in each case, based on the company’s consolidated adjusted leverage ratio). The “Base Rate” is the higher of the lender’s prime rate and the Federal Funds Effective Rate plus 0.50%. For the first six months, the terms of the Credit Facility set the interest rate for the Term Loan at LIBOR plus 4.25%. The interest rate was 5.95%, 5.95% and 8.50%, at March 31, 2009, December 31, 2008 and March 31, 2008, respectively. The Term Loan requires quarterly principal repayments of $2.5 million through March 31, 2010 and quarterly principal repayments of $5.0 million thereafter for the life of the loan, with any remaining balance to be paid upon maturity at March 31, 2014. Borrowings under the Term Loan were used to extinguish the prior credit facility, including the $47 million balance of the prior revolving credit facility.

The Revolver also matures on March 31, 2014, and bears interest, at the company’s option, at a rate per annum equal to either (i) the “Base Rate” plus 2.00% to 2.75%; or (ii) LIBOR plus 3.00% to 3.75% (in each case, based on the company’s consolidated adjusted leverage ratio). During the first quarter of 2009, the company borrowed $38 million under the Revolver for seasonal working capital needs, which is included in “Notes and loans payable,” of which $10 million was repaid in April. The company is required to pay a fee on the daily unused portion of the Revolver of 0.50% per annum. The Revolver contains a $100 million sub-limit for letters of credit, subject to a $50 million sub-limit for non-U.S. currency letters of credit. At March 31, 2009, there were $38 million of borrowings under the Revolver, and approximately $21 million of credit availability was used to support issued letters of credit, leaving approximately $91 million of availability; there were no borrowings under the Revolver at March 31, 2008 or at December 31, 2008. At March 31, 2009, the interest rate was 3.53%. Based on the company’s December 31, 2008 leverage ratio, the borrowing rate during the second quarter of 2009 will continue to be either Base Rate plus 2.00% or LIBOR plus 3.00%.

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

The Credit Facility places customary limitations on the ability of CBL and its subsidiaries to incur additional debt, create liens, dispose of assets, carry out mergers and acquisitions and make investments and capital expenditures, as well as limitations on CBL’s ability to make loans, distributions or other transfers to CBII. However, payments to CBII are permitted: (i) whether or not any event of default exists or is continuing under the Credit Facility, for all routine operating expenses in connection with the company’s normal operations and to fund certain liabilities of CBII (including interest payments on the Senior Notes and Convertible Notes) and (ii) subject to no continuing event of default and compliance with the financial covenants, for other financial needs, including (A) payment of dividends and distributions to the company’s shareholders and (B) repurchases of the company’s common stock. At March 31, 2009, distributions to CBII, other than for normal overhead expenses and interest on the company’s Senior Notes and Convertible Notes, were limited to approximately $75 million. The Credit Facility also requires that the net proceeds of significant asset sales be used within 180 days to prepay outstanding amounts, unless those proceeds are reinvested in the company’s business. At March 31, 2009, the company was in compliance with the financial covenants of the Credit Facility.

Note 5 – Hedging

Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” requires all derivative instruments to be recognized at fair value in the Condensed Consolidated Balance Sheets. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of “Accumulated other comprehensive income of continuing operations” and reclassified into net income in the same period during which the hedged transaction affects net income. Gains and losses on the derivative representing hedge ineffectiveness are recognized in net income currently. See further information regarding fair value measurements of derivatives in Note 6.

The company purchases euro put option contracts to hedge its risks associated with euro exchange rate movements, primarily to reduce the negative earnings and cash flow impact that any significant decline in the value of the euro would have on the conversion of euro-based revenue into U.S. dollars. Purchased euro put options, which require an upfront premium payment, can reduce the negative earnings and cash flow impact on the company of a significant future decline in the value of the euro, without limiting the benefit received from a stronger euro. Foreign currency hedging costs charged to the Condensed Consolidated Statements of Income reduce any favorable impact of the exchange rate on U.S. dollar realizations of euro-denominated sales. These purchased euro put options are designated as cash flow hedging instruments. At March 31, 2009, unrealized net gains of $25 million on the company’s purchased euro put options were deferred in “Accumulated other comprehensive income of continuing operations,” of which $18 million is expected to be reclassified to net income in the next twelve months.

Most of the company’s foreign operations use the U.S. dollar as their functional currency. As a result, balance sheet translation adjustments due to currency fluctuations are recognized currently in “Cost of sales” in the Condensed Consolidated Statements of Income. To minimize the resulting volatility, the company also enters into 30-day euro forward contracts each month to economically hedge the net monetary assets exposed to euro exchange rates. These 30-day euro forward contracts are not designated as hedging instruments under SFAS No. 133, and gains and losses on these forward contracts are recognized currently in “Cost of sales” in the Condensed Consolidated Statements of Income. In the first quarter of 2009, the company recognized $5 million of gains on 30-day euro forward contracts, and $6 million of expense from fluctuations in the value of the net monetary assets exposed to euro exchange rates.

The company also enters into bunker fuel forward contracts for its shipping operations, which permit it to lock in fuel purchase prices for up to three years and thereby minimize the volatility that changes in fuel prices could have on its operating results. Although the company sold its twelve ships in June 2007, it is still responsible for purchasing fuel for these ships, which are being chartered back under long-term leases. These bunker fuel forward contracts are designated as cash flow hedging instruments. Unrealized losses of $65 million on the bunker fuel forward contracts were deferred in “Accumulated other comprehensive income of continuing operations” at March 31, 2009, of which $19 million is expected to be reclassified to net income during the next twelve months.

At March 31, 2009, the company’s portfolio of derivatives consisted of the following:

	Notional Amount	Average Rate/Price		Settlement Period

Derivatives designated as hedging instruments:

Currency derivatives:
Purchased euro put options	€256 million	$1.40/		€2009
Purchased euro put options	€165 million	$1.39/		€2010

Fuel derivatives:
3.5% Rotterdam Barge:
Bunker fuel forward contracts	141,777 mt	$347/mt		2009
Bunker fuel forward contracts	185,765 mt	$474/mt		2010
Bunker fuel forward contracts	185,233 mt	$434/mt		2011
Singapore/New York Harbor:
Bunker fuel forward contracts	32,823 mt	$378/mt		2009
Bunker fuel forward contracts	47,993 mt	$506/mt		2010
Bunker fuel forward contracts	48,719 mt	$460/mt		2011

Derivatives not designated as hedging instruments:

30-day euro forward contracts	€110 million	$1.35/	€	April 2009

Activity related to the company’s derivative assets and liabilities designated as hedging instruments is as follows:

(In thousands)	Purchased Euro Put Options	Bunker Fuel Forward Contracts

Balance at December 31, 2008	$47,239	$(79,002)
Realized (gains) losses included in net income	(5,893)	7,039
Purchases[1]	—	—
Changes in fair value	3,825	5,655

Balance at March 31, 2009	$45,171	$(66,308)

[1]

Purchases represent the cash premiums paid upon the purchase of euro put options. Bunker fuel forward contracts require no up-front cash payment and have an initial fair value of zero; instead any gain or loss on the forward contracts (swaps) is settled in cash upon the maturity of the forward contracts.

The following table summarizes the fair values of the company’s derivative instruments on a gross basis and the location of these instruments on the Condensed Consolidated Balance Sheet at March 31, 2009. To the extent derivatives in an asset position and derivatives in a liability position are with the same counterparty, they are netted in the Condensed Consolidated Balance Sheets because the company enters into master netting arrangements with each of its hedging partners.

	Derivatives in an Asset Position		Derivatives in a Liability Position
(In thousands)	Balance Sheet Location	March 31, 2009	Balance Sheet Location	March 31, 2009
Derivatives designated as hedging instruments:
Purchased euro put options	Other current assets	$31,312		$—
Purchased euro put options	Other liabilities	13,859		—
Bunker fuel forward contracts		—	Other current assets	19,885
Bunker fuel forward contracts		—	Other liabilities	46,423

		45,171		66,308
Derivatives not designated as hedging instruments:
30-day euro forward contracts	Other current assets	2,359		—

Total derivatives		$47,530		$66,308

The following table summarizes the effect of the company’s derivatives designated as cash flow hedging instruments on OCI and earnings for the quarter ended March 31, 2009:

(In thousands)	Purchased Euro Put Options	Bunker Fuel Forward Contracts	Total Impact

Gain (loss) recognized in OCI on derivative (effective portion)	$6,887	$5,246	$12,133
Gain (loss) reclassified from accumulated OCI into income (effective portion)[1]	7,965	(7,039)	926
Gain (loss) recognized in income on derivative (ineffective portion)[2]	—	409	409

[1]	Gain (loss) reclassified from accumulated OCI into income (effective portion) is included in “Net sales” for purchased euro put options and “Cost of sales” for bunker fuel forward contracts.
[2]	Gain (loss) recognized in income on derivative (ineffective portion) is included in “Net sales,” if any, for purchased euro put options and “Cost of sales,” if any, for bunker fuel forward contracts.

Note 6 – Fair Value Measurements

The company adopted SFAS No. 157, “Fair Value Measurements,” on January 1, 2008. SFAS No. 157 establishes a singular definition of fair value and a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements, but does not require any additional fair value measurements. SFAS No. 157 clarified that fair value is the price to hypothetically sell an asset or transfer a liability in an orderly manner in the principal market for that asset or liability. The SFAS No. 157 framework for measuring fair value uses a three-level hierarchy that prioritizes the use of observable inputs. The hierarchy level of a fair value measurement is determined entirely by the lowest level input that is significant to the measurement. The three levels are:

Level 1 –	observable prices in active markets for identical assets and liabilities;
Level 2 –	observable inputs other than quoted market prices in active markets for identical assets and liabilities, which include quoted prices for similar assets or liabilities in an active market and market-corroborated inputs; and
Level 3 –	unobservable inputs.

At March 31, 2009, the company carried the following financial assets and liabilities at fair value:

(In thousands)		Fair Value Measurements Using
	Carrying Value and Fair Value March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Purchased euro put options	$45,171	$—	$45,171	$—
Bunker fuel forward contracts	(66,308)	—	—	(66,308)
30-day euro forward contracts	2,359	—	2,359	—
Available-for-sale investment	2,820	2,820	—	—

	$(15,958)	$2,820	$47,530	$(66,308)

At December 31, 2008, the company carried the following financial assets and liabilities at fair value:

		Fair Value Measurements Using
(In thousands)	Carrying Value and Fair Value Dec. 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Purchased euro put options	$47,239	$—	$47,239	$—
Bunker fuel forward contracts	(79,002)	—	—	(79,002)
30-day euro forward contracts	1,832	—	1,832	—
Available-for-sale investment	3,199	3,199	—	—

	$(26,732)	$3,199	$49,071	$(79,002)

At March 31, 2008, the company carried the following financial assets and liabilities at fair value:

		Fair Value Measurements Using
(In thousands)	Carrying Value and Fair Value March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Purchased euro put options	$(4,797)	$—	$(4,797)	$—
Bunker fuel forward contracts	52,306	—	52,306	—
30-day euro forward contracts	(407)	—	(407)	—
Available-for-sale investment	4,098	4,098	—	—

	$51,200	$4,098	$47,102	$—

The company values fuel hedging positions by applying an observable discount rate to the current forward prices of identical hedge positions. The company values currency hedging positions by utilizing observable or market-corroborated inputs such as exchange rates, volatility and forward yield curves. The company trades only with counterparties that meet certain liquidity and creditworthiness standards. SFAS No. 157 requires the consideration of non-performance risk when valuing derivative instruments. The company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. The adjustment reflects the full credit default spread (“CDS”) applied to a net exposure by counterparty. The company uses its counterparty’s CDS for a net asset position, which is generally an observable input, and its own estimated CDS for a net liability position, which is an unobservable input. Therefore, when purchased euro put options or bunker fuel forward contracts are assets, they are generally a Level 2 measurement, and when they are liabilities, they are generally a Level 3 measurement. CDS is not significant to the fair value measurement of 30-day euro forward contracts. At March 31, 2009, the company’s adjustment for non-performance risk (relative to a measure based on unadjusted LIBOR), reduced the company’s derivative assets for purchased euro put options by approximately $2 million and reduced the derivative liabilities for bunker fuel forward contracts by approximately $6 million. See further discussion and tabular disclosure of hedging activity in Note 5.

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. Accordingly, the company adopted SFAS No. 157 for financial assets and financial liabilities effective January 1, 2008 and adopted the remaining provisions of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on January 1, 2009. Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in goodwill and other intangible asset impairment analyses and in the valuation of assets held for sale. The company reviews goodwill and trademarks for impairment annually, during each fourth quarter, or as circumstances indicate the possibility of impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

From October 2008 through April 2009, the FASB has issued several new accounting pronouncements related to fair value including: FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”; FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”; FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”; and FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” These FSPs do not have a material impact on the company’s Condensed Consolidated Financial Statements.

Note 7 – Pension and Severance Benefits

Net pension expense from the company’s defined benefit and severance plans is primarily comprised of severance plans covering Central American employees and consists of the following:

	Quarter Ended March 31,
(In thousands)	2009	2008
Defined benefit and severance plans:
Service cost	$1,458	$1,573
Interest on projected benefit obligation	1,200	1,192
Expected return on plan assets	(439)	(505)
Recognized actuarial loss	166	157
Amortization of prior service cost	16	16

	$2,401	$2,433

Note 8 – Income Taxes

The company’s effective tax rate varies from period to period due to the level and mix of income generated in its various domestic and foreign jurisdictions. The company currently does not generate U.S. federal taxable income. The company’s taxable earnings are substantially from foreign operations being taxed in jurisdictions at a net effective rate lower than the U.S. statutory rate. No U.S. taxes have been accrued on foreign earnings because those earnings have been or are expected to be permanently invested in foreign operating assets.

Income tax expense includes $7 million in benefits from the resolution of tax contingencies and the sale of the company’s operations in the Ivory Coast for the quarter ended March 31, 2009 and a $5 million benefit for the resolution of tax contingencies for the quarter ended March 31, 2008.

FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” prescribes the minimum recognition threshold an uncertain tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. At March 31, 2009, the company had unrecognized tax benefits of approximately $17 million, of which $14 million, if recognized, will impact the company’s effective tax rate. Interest and penalties included in income taxes for the quarters ended March 31, 2009 and 2008 were less than $1 million and the cumulative interest and penalties included in the Condensed Consolidated Balance Sheet at March 31, 2009 were $10 million.

During the next twelve months, it is reasonably possible that unrecognized tax benefits impacting the effective tax rate could be recognized as a result of the expiration of statutes of limitation in the amount of $4 million plus accrued interest and penalties. In addition, the company has ongoing income tax audits in multiple jurisdictions that are in various stages of audit or appeal. If these audits are resolved favorably, unrecognized tax benefits of less than $1 million plus accrued interest and penalties could also be recognized. The timing of the resolution of these audits is uncertain but reasonably possible to occur in the next twelve months.

Note 9 – Stock-Based Compensation

Stock compensation expense totaled $3 million and $2 million for the first quarters of 2009 and 2008, respectively. This expense relates primarily to restricted stock unit awards and the company’s Long-Term Incentive Program.

Note 10 – Shareholders’ Equity

See Note 4 to the Condensed Consolidated Financial Statements for a description of the company’s retrospective adoption of FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including partial cash settlement),” and its impact on “Capital surplus” and “Retained earnings.”

The activity and balances of shareholders’ equity for the first quarters of 2009 and 2008, respectively, were as follows:

(In thousands)	Common stock	Capital surplus	(Accum. deficit) Retained earnings	Accum. OCI of continuing operations	Accum. OCI of discontinued operations	Total shareholders’ equity

DECEMBER 31, 2008	$444	$716,085	$(218,791)	$(50,061)	$—	$447,677
Adoption of FSP No. APB 14-1	—	81,694	(4,970)	—	—	76,724

December 31, 2008 as adjusted	444	797,779	(223,761)	(50,061)	—	524,401

Net income	—	—	23,169	—	—	23,169
Realization of cumulative translation adjustments into net income from OCI resulting from the sale of operations in the Ivory Coast	—	—	—	(11,040)	—	(11,040)
Unrealized translation loss	—	—	—	(691)	—	(691)
Change in fair value of available-for-sale investment	—	—	—	(379)	—	(379)
Change in fair value of derivatives	—	—	—	12,133	—	12,133
Gains reclassified from OCI into net income	—	—	—	(926)	—	(926)
Pension liability adjustment	—	—	—	192	—	192

Comprehensive income						22,458

Exercises of warrants	—	4	—	—	—	4
Stock-based compensation	1	3,427	—	—	—	3,428
Shares withheld for taxes	—	(226)	—	—	—	(226)

MARCH 31, 2009	$445	$800,984	$(200,592)	$(50,772)	$—	$550,065

(In thousands)	Common stock	Capital surplus	(Accum. deficit) Retained earnings	Accum. OCI of continuing operations	Accum. OCI of discontinued operations	Total shareholders’ equity

DECEMBER 31, 2007	$427	$695,647	$104,934	$45,285	$49,180	$895,473

Net income	—	—	30,984	—	—	30,984
Unrealized translation gain	—	—	—	925	8,637	9,562
Change in fair value of available-for-sale investment	—	—	—	(2,455)	—	(2,455)
Change in fair value of derivatives	—	—	—	(6,924)	—	(6,924)
Gains reclassified from OCI into net income	—	—	—	(1,901)	—	(1,901)
Pension liability adjustment	—	—	—	(597)	480	(117)

Comprehensive income						29,149

Issuance of Convertible Notes, net	—	81,694	—	—	—	81,694
Exercises of stock options and warrants	4	6,353	—	—	—	6,357
Stock-based compensation	1	2,303	—	—	—	2,304
Shares withheld for taxes	—	(974)	—	—	—	(974)

MARCH 31, 2008	$432	$785,023	$135,918	$34,333	$58,297	$1,014,003

Note 11 – Segment Information

The company reports the following three business segments:

•	Bananas: The Banana segment includes the sourcing (purchase and production), transportation, marketing and distribution of bananas.

•

Salads and Healthy Snacks: The Salads and Healthy Snacks segment includes ready to eat, packaged salads, referred to in the industry as “value-added salads”; fresh vegetable and fruit ingredients used in food service; processed fruit ingredient products; and healthy snacking products, including the company’s fresh fruit smoothie product, Just Fruit in a Bottle, sold in Europe.

•	Other Produce: The Other Produce segment includes the sourcing, marketing and distribution of whole fresh fruits and vegetables other than bananas.

The company does not allocate certain corporate expenses to the reportable segments; these expenses are included in “Corporate” or “Relocation of European Headquarters.” The company evaluates the performance of its business segments based on operating income. Intercompany transactions between segments are eliminated.

Beginning in the second quarter of 2008, the company modified its reportable business segments to move Just Fruit in a Bottle to Salads and Healthy Snacks from Other Produce to realign with the company’s internal management reporting. Discontinued operations were previously included in the Banana and Other Produce segments. Prior period figures have been adjusted to reflect this change and to exclude discontinued operations. See further information related to discontinued operations in Note 13.

Financial information for each segment follows:

	Quarter Ended March 31,
(In thousands)	2009	2008
Net sales:

Bananas	$485,071	$528,100
Salads and Healthy Snacks	281,199	334,814
Other Produce	75,296	72,518

	$841,566	$935,432

Operating income (loss):

Bananas	$43,857	$60,810
Salads and Healthy Snacks	13,051	3,636
Other Produce	2,173	3,429
Corporate	(20,435)	(10,723)
Relocation of European Headquarters	(5,089)	(315)

	$33,557	$56,837

Note 12 – Commitments and Contingencies

The company had accruals in the Condensed Consolidated Balance Sheets of $15 million at March 31, 2009 and December 31, 2008 and $20 million at March 31, 2008 related to the plea agreement with the U.S. Department of Justice described below. As of March 31, 2009, the company determined that losses from the other contingent liabilities described below, while they may be material, are not probable and, therefore, no other amounts have been accrued.

COLOMBIA-RELATED MATTERS

DOJ Settlement. As previously disclosed, in March 2007, the company entered into a plea agreement with the U.S. Department of Justice (“DOJ”) relating to payments made by the company’s former Colombian subsidiary to a Colombian paramilitary group designated under U.S. law as a foreign terrorist organization. The company had previously voluntarily disclosed these payments to the DOJ as having been made by its Colombian subsidiary to protect its employees from risks to their safety if the payments were not made. Under the terms of the plea agreement, the company pled guilty to one count of Engaging in Transactions with a Specially-Designated Global Terrorist Group without having first obtained a license from the U.S. Department of Treasury’s Office of Foreign Assets Control. The company agreed to pay a fine of $25 million, payable in five equal annual installments with interest. In September 2007, the U.S. District Court for the District of Columbia approved the plea agreement. The DOJ had earlier announced that it would not pursue charges against any current or former company executives. Pursuant to customary provisions in the plea agreement, the Court placed the company on corporate probation for five years, during which time the company must not violate the law and must implement and/or maintain certain business processes and compliance programs; violation of these requirements could result in setting aside the principal terms of the plea agreement, including the amount of the fine imposed. The company recorded a charge of $25 million in its consolidated financial statements for the quarter and year ended December 31, 2006. The company paid the first two $5 million annual installments in September 2007 and 2008, respectively. Of the remaining $15 million liability at March 31, 2009, $5 million due within one year is included in “Accrued liabilities” and $10 million due thereafter is included in “Other liabilities” on the Condensed Consolidated Balance Sheet. Interest is payable with the final payment.

Tort Lawsuits. Between June 2007 and May 2008, five lawsuits were filed against the company in U.S. federal courts, including one each in the District of Columbia, the District of New Jersey and the

Southern District of New York and two in the Southern District of Florida. These lawsuits assert civil tort claims under various laws, including the Alien Tort Statute, 28 U.S.C. § 1350, the Torture Victim Protection Act, 28 U.S.C. § 1350 note, and state laws. The plaintiffs in all five lawsuits, either individually or as members of a putative class, claim to be family members or legal heirs of individuals allegedly killed or injured by armed groups that received payments from the company’s former Colombian subsidiary. The plaintiffs claim that, as a result of such payments, the company should be held legally responsible for the deaths of plaintiffs’ family members. At present, claims are asserted on behalf of over 900 alleged victims in the five suits; plaintiffs’ counsel have indicated that they intend to assert additional claims in the future. The District of Columbia, New Jersey and both Florida suits seek unspecified compensatory and punitive damages, as well as attorneys’ fees and costs; the New Jersey suit also requests treble damages and disgorgement of profits, although it does not explain the basis for those demands. The New York suit contains a specific demand of $10 million in compensatory damages and $10 million in punitive damages for each of the several hundred alleged victims in that suit. All five lawsuits have been centralized in the U.S. District Court for the Southern District of Florida for consolidated or coordinated pretrial proceedings. The company believes the plaintiffs’ claims are without merit and is defending itself vigorously. The company has filed motions to dismiss all of the above-described tort lawsuits.

In March 2008, an additional tort lawsuit was filed against the company in the U.S. District Court for the Southern District of Florida. In March 2009, a substantially similar lawsuit was filed against the company in the U.S. District Court for the District of Columbia, and in April 2009, the Judicial Panel on Multidistrict Litigation issued a conditional order transferring this lawsuit to the Southern District of Florida for centralization with the other similar cases pending in that District. The plaintiffs in both lawsuits are American citizens who allege that they are the survivors of American nationals kidnapped and killed by an armed group in Colombia during the 1990s. Similar to the five Alien Tort Statute lawsuits described above, the plaintiffs contend that the company should be held liable because its former Colombian subsidiary allegedly provided material support to the armed group. The plaintiffs in these cases assert civil claims under the Antiterrorism Act, 18 U.S.C. § 2331, et seq., and state tort laws. The suits seek unspecified compensatory damages, treble damages, attorneys’ fees and costs and punitive damages. The company believes the plaintiffs’ claims are without merit and is defending itself vigorously. The company has filed a motion to dismiss the first Antiterrorism Act lawsuit, and anticipates filing a motion to dismiss the second lawsuit.

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

In January 2008, the claims in the New Jersey state court suit against the company’s current and former officers and directors were dismissed without prejudice. The plaintiff refiled those claims in the U.S. District Court for the District of Columbia. All four of the federal derivative lawsuits have been centralized in the Southern District of Florida, together with the tort lawsuits described above, for consolidated or coordinated pretrial proceedings.

In February 2008, the Ohio state court derivative lawsuit was stayed, pending progress of the federal derivative proceedings. In March 2009, the plaintiff in the Ohio state court action moved to modify the stay so as to permit discovery.

In April 2008, the remaining claims against Ernst & Young LLP in the New Jersey state court were also dismissed without prejudice. The plaintiff appealed only as to Ernst & Young LLP, and the appeal was dismissed. In February 2009, the plaintiff filed a petition seeking permission to appeal to the New Jersey Supreme Court; the petition was denied in early May 2009.

In April 2008, the company’s Board of Directors established a Special Litigation Committee to investigate and analyze the allegations and claims asserted in the derivative lawsuits and to determine what action the company should take with respect to them, including whether it is in the best interests of the company and its shareholders to pursue these claims. The SLC retained independent legal counsel to assist with its investigation. After an investigation that included 70 interviews of 53 witnesses and the review of over 750,000 pages of documents, the SLC determined, in the exercise of its business judgment, that it is not in the best interests of the company or its shareholders to continue legal action on any of the claims asserted against the current and former officers and directors. To this end, on February 25, 2009 the SLC filed with the United States District Court for the Southern District of Florida a report containing its factual findings and determinations and a motion to dismiss the consolidated federal derivative cases. The SLC is in the process of reviewing improvements to the company’s compliance program that have previously been made, in order to determine whether any further enhancements are necessary.

Colombia Investigation. The Colombian Attorney General’s Office is conducting an investigation into payments made by companies in the banana and other industries to paramilitary groups in Colombia. Included within the scope of the investigation are the payments that were the subject of the company’s March 2007 plea agreement with the DOJ, described above. The company believes that it has at all times complied with Colombian law.

Regardless of their outcomes, the company has paid, and will likely continue to incur, significant legal and other fees to defend itself in the proceedings described above under “Colombia Related Matters” and below under “European Competition Law Investigations,” which may have a significant impact on the company’s financial statements. The company maintains general liability insurance policies that should provide coverage for the types of costs involved in defending the tort lawsuits described above, but its primary insurers have to date not paid such costs. The primary general liability insurers have disputed their obligation to do so in whole or in part. One primary insurer is insolvent. In September 2008, the company filed suit in the Common Pleas Court of Hamilton County, Ohio against three of the company’s primary general liability insurers seeking (i) a declaratory judgment with respect to the insurers’ obligation to reimburse the company for defense costs that it has incurred (and will incur) in connection with the defense of the tort claims described above; and (ii) an award of damages for the insurers’ breach of their contractual obligation to reimburse the company for these costs. In December 2008, the three primary insurers sued by the company filed a third party claim against a fourth primary insurer of Chiquita. That insurer responded by filing a counterclaim against those three insurers, and a declaratory relief claim against the company. In December 2008, the company also filed a motion for partial summary judgment against the three insurers sued by the company, which seeks to establish immediately the obligation of those insurers to reimburse past and future defense expenses. In February 2009, the company filed a similar motion against the fourth primary general liability insurer. There can be no assurance that any claims under the applicable policies will result in insurance recoveries.

ITALIAN CUSTOMS CASES

In October 2004, the company’s Italian subsidiary, Chiquita Italia, received the first of several notices from various customs authorities in Italy stating that it is potentially liable for additional duties and taxes on the import of bananas by Socoba S.r.l. (“Socoba”) from 1998 to 2000 for sale to Chiquita Italia. The claims aggregate approximately €27 million ($36 million), plus interest to date currently estimated at approximately €19 million ($26 million). The customs authorities claim that the amounts are due because these bananas were imported with licenses that were subsequently determined to have been forged and that Chiquita Italia should be jointly liable with Socoba because (a) Socoba was controlled by the former general manager of Chiquita Italia and (b) the import transactions benefited Chiquita Italia, which arranged for Socoba to purchase the bananas from another Chiquita subsidiary and, after customs clearance, sell them to Chiquita Italia. Chiquita Italia is contesting these claims through appropriate proceedings, principally on the basis of its good faith belief at the time the import licenses were obtained and used that they were valid. In connection with these claims, there are also criminal proceedings pending in Italy against certain individuals alleged to have been involved. A claim has been filed in one of these proceedings seeking to obtain a civil recovery against Chiquita Italia for damages, should there ultimately be a criminal conviction and a finding of damages. Chiquita Italia believes it has meritorious defenses against this claim. In addition, the company does not expect that any liability which could arise from this claim would significantly increase the company’s potential liability described above; any such liability would be offset to the extent of any amounts that might be owing upon final judgment in the civil cases described below.

In October 2006, Chiquita Italia received notice in one proceeding, in a court of first instance in Trento, that the court had determined that it was jointly liable for a claim of €5 million plus interest. Chiquita Italia has appealed this finding; the applicable appeal involves a review of the facts and law applicable to the case and the appellate court can render a decision that disregards or substantially modifies the lower court’s opinion. In March 2007, Chiquita Italia received notice in a separate proceeding that the court of first instance in Genoa had determined that it was not liable for a claim of €7 million plus interest. In April 2008, the customs authorities appealed this decision. In March 2009, the appellate court reversed the decision of the lower court. Chiquita Italia is preparing an appeal to the Court of Cassation (highest level of appeal in Italy). In August 2007, Chiquita Italia received notice that the court of first instance in Alessandria had determined that it was liable for a claim of less than €0.5 million. Chiquita Italia appealed this finding and, as in the Trento proceeding, the appeal will involve a review of the entire factual record and legal arguments of the case. A fourth case has been submitted to the court of first instance in Aosta, relating to a claim of €2 million plus interest. The Aosta and Trento cases have been stayed pending the resolution of a case brought by Socoba in the court of first instance of Rome on the issue of whether the licenses used by Socoba should be regarded as genuine in view of the apparent inability to distinguish between genuine and forged licenses. Chiquita Italia is also seeking a stay of the Genoa case pending a decision in the Rome case. Chiquita believes it has meritorious defenses against all of these claims. No other civil proceedings have been filed in other jurisdictions, and counsel does not consider it likely that similar additional claims will be made, as these would be time-barred.

Under Italian law, the amounts due in respect of the Trento and Alessandria cases have become due and payable notwithstanding appeal. Chiquita Italia has reached an agreement with the Italian authorities to pay €7 million ($9 million), including interest, in 36 monthly installments which began in March 2009. Chiquita Italia may also be required to pay €11 million ($15 million), including interest in respect of the Genoa case, although it will seek suspension of these payments. If Chiquita Italia ultimately prevails in its appeals, any amounts paid would be reimbursed with interest.

In early March 2008, Chiquita Italia was required to provide documents and information to the Italian fiscal police at its offices in Rome in connection with a criminal investigation into imports of bananas by Chiquita Italia during 2004-2005, and the payment of customs duties on these imports. The focus of the investigation appears to be on the importation process in which Chiquita International Limited sold bananas to various holders of so-called Type A import licenses, which holders in turn imported the bananas and resold them to Chiquita Italia or other Chiquita entities. The company believes that all of the transactions apparently under investigation were legitimate under both Italian and European Union

(“EU”) law at all times, that these types of transactions were widely accepted by competent authorities across the EU and by the European Commission (“EC”), and that all of the underlying import transactions were entirely genuine. In the event that Italian prosecutors determine to pursue this matter, the legal representatives of Chiquita Italia during these years could be charged under applicable provisions of Italian law and Chiquita Italia could be determined to be civilly liable for damages, including applicable duties and penalties. Chiquita Italia is defending all of the transactions at issue vigorously.

EUROPEAN COMPETITION LAW INVESTIGATIONS

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

In October 2008, the EC announced its final decision that, between 2000 and 2002, Chiquita and other competitors violated the EC Treaty’s ban on cartels and restrictive practices in eight EU member states by sharing certain information related to the setting of price quotes for bananas. Based on the company’s voluntary notification and the company’s continued cooperation in the investigation, the EC granted the company final immunity from fines related to this matter.

As part of the broad investigations triggered by the company’s voluntary notification, the EC is continuing to investigate certain alleged conduct in southern Europe. The company continues to cooperate with that investigation, which could continue through 2009, under the terms of the EC’s previous grant of conditional immunity. Conditional immunity from fines that could otherwise be imposed as a result of the investigation was granted at the commencement of the 2005 investigation subject to certain conditions, including continuing cooperation and other requirements. However, if the EC were to determine that the company had not complied with the conditions for immunity, a matter which the EC will review as part of its investigation, then the company could be subject to fines, which, if imposed, could be substantial. The company does not believe that the reporting of these matters or the cessation of the conduct has had or should in the future have any material adverse effect on the regulatory or competitive environment in which it operates.

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

Note 13 – Divestitures and Discontinued Operations

SALE OF IVORY COAST OPERATIONS

In January 2009, the company sold its operations in the Ivory Coast. The sale resulted in a pre-tax gain, including realization of $11 million of cumulative translation gains, of approximately $4 million included in “Cost of sales.” Income tax benefits of approximately $4 million were recognized in the first quarter of 2009 related to these operations.

DISCONTINUED OPERATIONS

In August 2008, the company sold its subsidiary, Atlanta, for aggregate consideration of (i) €65 million ($97 million), of which €6 million ($8 million) will be held in escrow for up to 18 months to secure any potential obligations of the company under the agreement, and (ii) contingent consideration based on future performance criteria. In connection with the sale, the company contracted with Atlanta to continue to serve as the company’s preferred supplier of banana ripening and distribution services in Germany, Austria and Denmark for at least five years. The sale and related services agreement resulted in a net gain on the sale of less than $1 million and a $2 million income tax benefit to continuing operations from the reversal of certain valuation allowances.

Beginning in the second quarter of 2008, the company reported the Atlanta operations as discontinued operations. For comparative purposes, the Condensed Consolidated Financial Statements for prior periods have been adjusted to present Atlanta as discontinued operations. Cash flows from discontinued operations included a decrease in intercompany balances due to continuing operations of $1 million for the quarter ended March 31, 2008. Previously, approximately three-fourths of the assets of discontinued operations were included in the Other Produce segment, with the remainder included in the Banana segment.

Summarized financial information for discontinued operations is as follows:

Operating Results of Discontinued Operations:

(In thousands)	Quarter Ended March 31, 2008
Net sales	$335,094

Operating income	(88)

Income of discontinued operations before income taxes	(108)

Income taxes	(600)

Income from discontinued operations	$(708)

Net sales from discontinued operations by segment:
Bananas	$55,820
Other Produce	279,274

$335,094

Operating income from discontinued operations by segment:
Bananas	$343
Other Produce	(542)
Corporate	111

$(88)

Balance Sheet Data of Discontinued Operations:

(In thousands)	March 31, 2008
Trade receivables, net	$180,380
Other current assets	37,409

Total current assets	217,789

Property, plant and equipment, net	96,152
Other assets	11,557

Total assets	325,498

Debt due within one year	8,714
Accounts payable and accrued liabilities	165,750

Total current liabilities	174,464

Debt, net of current portion	959
Other liabilities	10,736

Total liabilities	186,159

Accumulated other comprehensive income	58,297

Net assets	$81,042

Note 14 – New Accounting Pronouncements

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including partial cash settlement),” which changed the accounting treatment for convertible debt instruments that may be settled wholly or partly with cash, and is applicable to the company’s Convertible Notes issued in February 2008. See Note 4 for further discussion of this adoption.

In June 2008, the Emerging Issues Task Force issued EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” This EITF provides additional guidance when determining whether an option or warrant on an entity’s own shares are eligible for the equity classification provided for in EITF No. 00-19. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and did not have a material impact on the Condensed Consolidated Financial Statements.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP No. FAS 141(R)-1 amends and clarifies FASB Statement No. 141(R), to address application issues raised on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. FSP No. FAS 141(R)-1 is effective for the first annual reporting period on or after December 31, 2008. The impact of FSP No. FAS 141(R)-1 on the company’s Condensed Consolidated Financial Statements will depend on the number and size of acquisition transactions, if any, engaged in by the company.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosure about Postretirement Benefit Plan Assets.” FSP No. FAS 132(R)-1 expands annual disclosure about plan assets of a defined benefit pension or other postretirement plan. FSP No. FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The company is currently assessing the impact of FSP No. FAS 132(R)-1 on its Condensed Consolidated Financial Statements.

In November 2008, the Emerging Issues Task Force issued EITF No. 08-6, “Equity Method Investment Accounting Considerations,” which clarifies accounting for certain transactions and impairment considerations involving equity-method investments. EITF No. 08-6 is effective prospectively for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The impact of EITF No. 08-6 on the company’s Condensed Consolidated Financial Statements will depend on the results and activities of the company’s equity method investees; it did not have a material impact on the company’s Condensed Consolidated Financial Statements for the first quarter of 2009.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This FSP is effective prospectively for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The impact of FSP No. FAS 142-3 on the company’s Condensed Consolidated Financial Statements will depend on the number and size of future acquisitions, if any, of intangible assets. This FSP did not have a material impact on the company’s Condensed Consolidated Financial Statements for the first quarter of 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 amends and expands the disclosure requirements for derivative instruments and hedging activities and is effective for fiscal years beginning after November 15, 2008. SFAS No. 161 became effective for the company January 1, 2009. The additional disclosure requirements of SFAS No. 161 are incorporated in Note 5 of the company’s Condensed Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 requires: (a) noncontrolling interests in subsidiaries to be separately presented within equity; (b) consolidated net income to be adjusted to include the net income attributable to a noncontrolling interest; (c) consolidated comprehensive income to be adjusted to include the comprehensive income attributed to a noncontrolling interest; (d) additional disclosures; and (e) a noncontrolling interest to continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of SFAS No. 160 was not material to the company’s Condensed Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141(R) expands the existing guidance related to transactions in obtaining control of a business and the related recognition and measurement of assets, liabilities, contingencies, goodwill and intangible assets. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The impact of SFAS No. 141(R) on the company’s Condensed Consolidated Financial Statements will depend on the number and size of acquisition transactions, if any, engaged in by the company. SFAS No. 141(R) did not have a material impact on the company’s Condensed Consolidated Financial Statements for the first quarter of 2009.

See Note 6 for additional information on new accounting pronouncements related to fair value measurements.

Item 2

CHIQUITA BRANDS INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The company’s operating results for the first quarter of 2009 declined compared to the year-ago period primarily due to lower European exchange rates and temporary higher banana sourcing costs resulting from flooding in Panama and Costa Rica in the fourth quarter of 2008. These were partially offset by improved banana pricing in North America, which sustained significant increases from the prior period and improved results in North American salads as the benefits from the company’s 2008 actions related to pricing, cost reductions and network efficiencies have begun to be realized.

Management believes that most of the company’s products are well-positioned to withstand the risks of the current global economic slowdown. Many of these products are staple food items that provide both convenience and value to consumers. Overall supply and consumer demand for bananas has remained favorable in each of the company’s markets, and the price premium received for Chiquita® branded bananas in Core European markets has largely been sustained. Demand for value-added salads has also remained relatively stable; other than the discontinuation of certain unprofitable products, in the first quarter of 2009, the unit volume of Fresh Express in retail value-added salads was down slightly, in line with overall category trends.

Management also believes that the company has ample liquidity and a solid capital structure. The company has no debt maturities greater than $20 million in any year prior to 2014. At March 31, 2009, the company had total cash of $78 million and $91 million of available borrowing capacity under its revolving credit facility. The company’s credit facility provides significant financial covenant flexibility; the company is in compliance with its financial covenants and expects to remain in compliance for at least the next twelve months. See Note 4 to the Condensed Consolidated Financial Statements for further description of the company’s debt agreements and financing activities.

The company’s results are subject to significant seasonal variations and interim results are not indicative of the results of operations for the full fiscal year. The company’s results during the third and fourth quarters are generally weaker than in the first half of the year due to increased availability of competing fruits and resulting lower banana prices. For a further description of the challenges and risks facing the company, see the Overview section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I – Item 1A – Risk Factors” in the company’s 2008 Annual Report on Form 10-K and discussion below.

Operations

Net Sales

Net sales for the first quarter of 2009 were $842 million, down 10% from the first quarter of 2008, due to lower euro exchange rates, which principally affect European banana sales, as well as a reduction of foodservice and retail volumes in North American salad operations as a result of the discontinuation of products and contracts that were not sufficiently profitable.

Operating Income

Operating income was $34 million and $57 million for the first quarters of 2009 and 2008, respectively. The decline in operating income was due primarily to $17 million in temporary incremental banana sourcing costs resulting from flooding in Panama and Costa Rica in the fourth quarter of 2008, lower European exchange rates and higher healthcare and legal costs. These were partially offset by sustained improvements in North American banana pricing; improved results in North American salad operations as a result of the company’s actions related to pricing, cost reduction and network efficiencies; and better results in Asia and the Middle East.

The company reports the following three business segments:

•	Bananas: The Banana segment includes the sourcing (purchase and production), transportation, marketing and distribution of bananas.

•

Salads and Healthy Snacks: The Salads and Healthy Snacks segment includes ready to eat, packaged salads, referred to in the industry as “value-added salads”; fresh vegetable and fruit ingredients used in foodservice; processed fruit ingredient products; and healthy snacking products, including the company’s fresh fruit smoothie product, Just Fruit in a Bottle, sold in Europe.

•	Other Produce: The Other Produce segment includes the sourcing, marketing and distribution of whole fresh fruits and vegetables other than bananas.

See segment results in Note 11 to the Condensed Consolidated Financial Statements. Beginning in the second quarter of 2008, the company modified its reportable business segments to move Just Fruit in a Bottle to Salads and Healthy Snacks from Other Produce to realign with the company’s internal management reporting. Prior period figures have been adjusted to reflect this change. In addition, the company does not allocate certain corporate expenses to the reportable segments; these expenses are included in “Corporate” or “Relocation of European headquarters.” The company evaluates the performance of its business segments based on operating income. Intercompany transactions between segments are eliminated. Discontinued operations were previously included in the Banana and Other Produce segments. Prior period figures have also been adjusted to exclude discontinued operations. See Note 13 to the Condensed Consolidated Financial Statements for further information related to discontinued operations.

BANANA SEGMENT

Net sales for the segment were $485 million and $528 million for the first quarters of 2009 and 2008, respectively, a decline of 8%. The decline in segment sales was principally a result of lower European exchange rates and lower pricing in Core European and Trading markets (defined below). These were partially offset by higher pricing in North America, where price increases from prior periods were sustained.

Higher sourcing and logistics costs resulted from flooding in Panama and Costa Rica in the fourth quarter of 2008. This flooding affected approximately 1,300 hectares (3,200 acres) of the company’s owned production, as well as the production of certain of the company’s independent growers. For the full year 2009, the company expects to incur approximately $25 million of temporary incremental purchased fruit and logistics costs as replacement volume is sourced from other independent growers; of this amount, approximately $17 million was incurred in the first quarter. Affected areas are expected to return to normal production in 2010. Additionally, certain Latin American countries such as Costa Rica and Ecuador have increased government-mandated exit prices in 2009, which are expected to continue to affect the cost of purchased fruit compared to 2008.

In the company’s Banana segment, operating income was $44 million and $61 million for the first quarters of 2009 and 2008, respectively.

Banana segment operating income declined due to:

•	$18 million from lower average European currency exchange rates, after $11 million in higher currency hedging results.

•	$17 million from incremental sourcing and logistics cost to replace banana production affected by flooding in Panama and Costa Rica in the fourth quarter of 2008.

•	$6 million higher sourcing and logistics costs, after $13 million of lower fuel hedging results.

•	$5 million from lower pricing in Core European markets.

•	$4 million from lower pricing in Trading markets.

•

$2 million from a 6% decrease in volume sold in the Core European markets as the company discontinued some contracts that were no longer sufficiently profitable, particularly in the U.K., and sold its farming operations in the Ivory Coast.

These items were partly offset by:

•	$26 million from improved pricing in North America.

•	$5 million from improved pricing and volumes in Asia and the Middle East as well as favorable Yen exchange rates.

•

$4 million pre-tax gain from the January 2009 sale of the company’s operations in the Ivory Coast. (An additional income tax benefit related to the sale is included in “Income tax benefit” in the Condensed Consolidated Income Statement.)

•	$3 million from lower brand support, mainly in Europe.

The percentage changes in the company’s banana prices in 2009 compared to 2008 were as follows:

Q1
North America [1]	16.7%

Core European Markets [2]
U.S. dollar basis [3]	(13.4)%
Local currency	(1.3)%

Asia Pacific and the Middle East [4]
U.S. dollar basis	16.7%

Trading Markets [5]
U.S. dollar basis	(20.1)%

The company’s banana sales volumes (in 40-pound box equivalents) were as follows:

(In millions, except percentages)	Q1 2009	Q1 2008	% Change

North America [6]	15.0	15.2	(1.3)%
Core European Markets [2]	11.9	12.6	(5.6)%
Asia and the Middle East [4]	6.1	4.9	24.5%
Trading Markets [5]	1.5	1.2	25.0%

Total	34.5	33.9	1.8%

[1]	North America pricing includes fuel-related and other surcharges.
[2]	The company’s Core European markets include the 27 member states of the European Union, Switzerland, Norway and Iceland.
[3]	Prices on a U.S. dollar basis do not include the impact of hedging.
[4]	The company primarily operates through joint ventures in these regions, and most business is invoiced in U.S. dollars.
[5]	The company’s Trading markets are mainly European and Mediterranean countries that do not belong to the European Union. Prior period figures include reclassifications for comparative purposes.
[6]	Total volume sold includes all banana varieties, such as Chiquita-to-Go, Chiquita minis, organic bananas and plantains.

The average spot and hedged euro exchange rates were as follows:

(Dollars per euro)	Q1 2009	Q1 2008	% Change

Euro average exchange rate, spot	$1.31	$1.49	(12.1)%
Euro average exchange rate, hedged	1.35	1.45	(6.9)%

The company has entered into put option contracts and collars to hedge its risks associated with euro exchange rate movements. Put options require an upfront premium payment. These put options can reduce the negative earnings and cash flow impact on the company of a significant future decline in the value of the euro, without limiting the benefit the company would receive from a stronger euro. Foreign currency hedging benefits included in the Condensed Consolidated Statements of Income were $6 million for the first quarter of 2009 compared to costs of $5 million for the first quarter of 2008. In order to minimize the volatility that changes in fuel prices could have on its operating results, the company also enters into forward contracts for bunker fuel used in its core shipping operations. See Note 5 to the Condensed Consolidated Financial Statements for further information on the company’s hedging instruments.

EU Banana Import Regulation

Since 2006, bananas imported into the European Union (“EU”) from Latin America, the company’s primary source of fruit, have been subject to a tariff of €176 per metric ton. Banana imports from Africa, Caribbean, and Pacific sources are allowed to enter the EU tariff-free (in 2006 and 2007, subject to a limit of 775,000 metric tons, but since January 2008 in unlimited quantities). In Chiquita’s case, this tariff has resulted in approximately $75 million annually in net higher tariff-related costs compared to 2005. This tariff regime has been challenged by several countries through proceedings in the World Trade Organization (“WTO”), claiming violations of the EU’s WTO obligations not to discriminate against, or raise restrictions on, bananas from Latin America. Under decisions adopted in December 2008, the WTO ruled that the EU’s banana importing practices violate international trade rules.

WTO negotiations regarding potential tariff reductions are underway among the parties to the trade dispute. In July 2008, the European Commission reached a tentative agreement to reduce the tariff to €114 per metric ton over 8 years. Since the collapse of the “Doha Round” of global trade talks in July 2008, the EU has declined to finalize that agreement. There can be no assurance that the WTO rulings and negotiations will result in changes to the EU regime, or that any resulting changes will favorably impact the company’s results.

SALADS AND HEALTHY SNACKS SEGMENT

Net sales for the segment were $281 million and $335 million for the first quarters of 2009 and 2008, respectively, a decline of 16%. The decline in segment sales resulted primarily from a reduction of foodservice volume in North America due to the company’s cancellation of contracts and rationalization of products that were not sufficiently profitable. The company expects the foodservice volume decline to have a temporary negative impact on the segment’s cost structure until the volume can be replaced with more profitable retail and foodservice volume. Volume of retail value-added salads in the first quarter of 2009 declined 6% from the first quarter of 2008 due to the discontinuation of products that were not sufficiently profitable, primarily Verdelli-branded products. Excluding the planned discontinuation of Verdelli and other less profitable products, the Fresh Express branded value-added salad product volume was lower by only 1%. Pricing of retail value-added salads in the first quarter of 2009 was flat with the first quarter of 2008.

In the company’s Salads and Healthy Snacks segment, operating income was $13 million and $4 million for the first quarters of 2009 and 2008, respectively, as the company realized pricing gains, improved efficiencies and reduced per-unit manufacturing costs, as well as the benefits of strong lettuce yields late in the first quarter of 2009.

Salads and Healthy Snacks segment operating results improved due to:

•

$9 million of lower costs from improved network efficiencies and lower raw product costs, including the effects of favorable lettuce yields late in the first quarter of 2009 partially offset by net increases in costs resulting from product mix.

•	$4 million of lower selling, general, administrative and innovation costs.

These items were partly offset by:

•	$4 million from reduction of volume, primarily in foodservice.

OTHER PRODUCE SEGMENT

Other Produce segment sales were $75 million and $73 million in the first quarters of 2009 and 2008, respectively. Segment operating income was $2 million and $3 million for the first quarters of 2009 and 2008, respectively. The 2009 first quarter included $1 million in legal expense related to the favorable resolution of a claim. Seasonal advances to growers of other produce were $78 million and $35 million, net of allowances, at March 31, 2009 and 2008, respectively. Seasonal advances, which are repaid as produce is sold, typically peak in the first quarter of the year. The year-on-year increase in advances to growers of other produce resulted from a strategy to purchase products from independent growers that in earlier years had been produced by owned operations in Chile, as well as higher volumes of certain products. The company expects grower advances to decline in future growing seasons.

CORPORATE

The company’s corporate expenses were $20 million and $11 million for the first quarters of 2009 and 2008, respectively. Corporate expenses increased primarily due to increased self-insured healthcare costs, legal fees and costs associated with incremental workforce reductions.

RELOCATION OF EUROPEAN HEADQUARTERS

In late October 2008, the company committed to relocate its European headquarters from Belgium to Switzerland, which the company believes will optimize its long-term tax structure. The company approved a collective dismissal agreement (“Social Plan”) in accordance with Belgian legal and labor requirements, which defined the severance benefits for employees who were not eligible for relocation or elected not to relocate. The relocation affects approximately 100 employees and is expected to conclude in 2009. The relocation does not affect employees in sales offices, ports and other field offices throughout Europe. In connection with the relocation, the company expects to incur total costs of approximately $19-23 million. Through March 31, 2009, the company has recorded aggregate costs of $12 million, of which $5 million were incurred in the first quarter of 2009, $5 million were incurred in the fourth quarter of 2008, and $2 million were incurred prior to the company’s commitment to the relocation plan. See Note 2 to the Condensed Consolidated Financial Statements for further description.

INTEREST AND TAXES

Interest expense from continuing operations was $16 million and $27 million for the first quarters of 2009 and 2008, respectively. Interest expense includes $9 million in the first quarter of 2008 for the write-off of deferred financing fees as a result of refinancing the company’s credit facility.

Effective January 1, 2009, the company retrospectively adopted FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including partial cash settlement),” which changed the accounting method for the company’s $200 million of 4.25% Convertible Senior Notes due 2016. FSP No. APB 14-1 required the company to decrease the carrying amount of the debt and to increase interest expense and equity; incremental interest expense as a result of the adoption was $2 million and $1 million in the first quarters of 2009 and 2008, respectively, but does not change the amount of cash paid for interest. See Note 4 to the Condensed Consolidated Financial Statements for a full description of the impact of FSP No. APB 14-1.

The company’s effective tax rate varies from period to period due to the level and mix of income generated in its various domestic and foreign jurisdictions. The company currently does not generate U.S. federal taxable income. The company’s taxable earnings are substantially from foreign operations being taxed in jurisdictions at a net effective rate lower than the U.S. statutory rate. No U.S. taxes have been accrued on foreign earnings because those earnings have been or are expected to be permanently invested in foreign operating assets.

In total, income taxes were a net benefit of $5 million and $1 million in the first quarters of 2009 and 2008, respectively, including $7 million and $5 million of gross income tax benefits, respectively. Approximately $4 million of the gross income tax benefits in the first quarter of 2009 related to the sale of the company’s operations in the Ivory Coast. The remainder of the gross income tax benefits in the first quarters of 2009 and 2008 primarily resulted from the resolution of tax contingencies in various jurisdictions. See Note 8 to the Condensed Consolidated Financial Statements for further discussion of income taxes.

Financial Condition – Liquidity and Capital Resources

The company believes that its cash level, cash flow generated by operating subsidiaries and borrowing capacity will provide sufficient cash reserves and liquidity to fund the company’s working capital needs, capital expenditures and debt service requirements.

Management also believes that the company has ample liquidity and a solid capital structure. The company has no debt maturities greater than $20 million in any year prior to 2014. At March 31, 2009, the company had total cash of $78 million and $91 million of available borrowing capacity under its revolving credit facility, which provides significant financial covenant flexibility and is placed with a syndicate of commercial banks. The company borrowed $38 million in the first quarter of 2009 under its revolving credit facility for normal seasonal working capital needs. In April 2009, the company repaid $10 million of this balance and the company expects to repay the remaining outstanding amounts in the second quarter of 2009, consistent with past practice. The company is in compliance with the financial covenants of its credit facility and expects to remain in compliance for at least twelve months from the date of this filing. See Note 4 to the Condensed Consolidated Financial Statements for further description of the company’s debt agreements and financing activities.

The company’s balance of cash and equivalents was $78 million at March 31, 2009. Cash and equivalents are comprised of either bank deposits or amounts invested in money market funds. A subsidiary of the company has an €11 million ($15 million) uncommitted credit line for bank guarantees to be used primarily for payments due under import licenses and duties in European Union countries. At March 31, 2009, the company had an equal amount of cash equivalents in a compensating balance arrangement related to this uncommitted credit line.

Operating cash flow was a use of cash of $27 million and $13 million for the quarters ended March 31, 2009 and 2008, respectively. Operating cash flow decreased from the year-ago period primarily due to lower operating income compared to the prior period. Overall, working capital is expected to be a source of cash in 2009 compared to a use of cash in 2008.

Capital expenditures were $11 million and $12 million for the quarters ended March 31, 2009 and 2008, respectively.

At current fuel prices the company also has significant obligations under its bunker fuel hedging arrangements. At March 31, 2009, the liability for bunker fuel forward (swap) contracts was $66 million, of which $19 million is expected to settle in the next twelve months, with the remainder settling through 2011. The ultimate amounts due, if any, for bunker fuel forward contracts will depend upon fuel prices at the dates of settlement. Bunker fuel hedging gains and losses are recognized when the hedging contracts settle. Because fuel hedging obligations arise from a decline in fuel prices, the company expects that any realized obligation would be offset by a decrease in the cost of underlying fuel purchases and, as a result, that operating cash flows or seasonal working capital borrowing capacity will be sufficient to cover these obligations, if any. See further discussion of the company’s hedging activities under “Item 3 - Quantitative and Qualitative Disclosures About Market Risk”.

The company has not made dividend payments since 2006, and any future dividends would require approval by the board of directors. Under the Credit Facility, CBL may distribute cash to CBII, the parent company, for routine CBII operating expenses, interest payments on CBII’s 7 1/2% and 8 7/8% Senior

Notes, the Convertible Notes and payment of certain other specified CBII liabilities. At March 31, 2009, distributions to CBII, other than for normal overhead expenses, interest on the 7 1/2% and 8 7/8 % Senior Notes and interest on the Convertible Notes, were limited to approximately $75 million annually.

Risks of International Operations

The company has international operations in many foreign countries, including those in Central America, the Philippines and parts of Africa. The company’s activities are subject to risks inherent in operating in these countries, including government regulation, currency restrictions and other restraints, burdensome taxes, risks of expropriation, threats to employees, political instability, terrorist activities, including extortion, and risks of U.S. and foreign governmental action in relation to the company. Should such circumstances occur, the company might need to curtail, cease or alter its activities in a particular region or country.

See “Part II, Item 1 – Legal Proceedings” in this Quarterly Report on Form 10-Q and Note 12 to the Condensed Consolidated Financial Statements for a further description of legal proceedings and other risks, including, in particular, (i) the plea agreement with the U.S. Department of Justice relating to payments made by the company’s former Colombian subsidiary to a Colombian paramilitary group and subsequent civil litigation and investigations relating to the Colombian payments and (ii) customs proceedings in Italy.

Critical Accounting Policies and Estimates

There have been no material changes to the company’s critical accounting policies and estimates described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the company’s Annual Report on Form 10-K for the year ended December 31, 2008, except as described in Notes 4 and 6 to the Condensed Consolidated Financial Statements, which describe the company’s accounting policy for measuring convertible debt instruments as a result of the adoption of FSP No. APB 14-1 and the company’s accounting policy for measuring fair value with respect to nonfinancial assets and nonfinancial liabilities as a result of the adoption of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” respectively.

New Accounting Pronouncements

See Notes 4, 6 and 14 to the Condensed Consolidated Financial Statements for information on the new accounting pronouncements relevant to the company.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Management – Financial Instruments” in the company’s 2008 Annual Report on Form 10-K. As of March 31, 2009, the only material changes from the information presented in the Form 10-K are provided below.

HEDGING INSTRUMENTS

Chiquita’s products are distributed in more than 80 countries. Its international sales are made primarily in U.S. dollars and major European currencies. The company reduces currency exchange risk from sales originating in currencies other than the U.S. dollar by exchanging local currencies for dollars promptly upon receipt. The company further reduces its currency exposure for these sales by purchasing euro put option contracts to hedge the dollar value of its estimated net euro cash flow exposure up to 18 months into the future. These purchased euro put option contracts allow the company to exchange a certain amount of euros for U.S. dollars at either the exchange rate in the option contract or the spot rate. At April 24, 2009, the company had hedging coverage for approximately three-fourths of its expected remaining net euro cash flow exposure for 2009 and approximately one-third of its expected net exposure for 2010 at average rates of $1.40 and $1.39 per euro, respectively.

The company’s shipping operations are exposed to the risk of rising fuel prices. Although the company sold its twelve ships in 2007, it is still responsible for purchasing fuel for these ships, which are chartered back under long-term leases. To reduce the risk of rising fuel prices, the company enters into bunker fuel forward contracts that allow the company to lock in fuel prices up to three years in the future. Bunker fuel forward contracts can offset increases in market fuel prices or can result in higher costs from declines in market fuel prices, but in either case reduce the volatility of changing fuel prices in the company’s results. At April 24, 2009, the company had hedging coverage for approximately three-fourths of its expected fuel purchases through 2011 at average bunker fuel swap rates of $353, $481 and $439 per metric ton in 2009, 2010 and 2011, respectively.

Hedging instruments are carried at fair value on the company’s Condensed Consolidated Balance Sheets, with potential gains and losses deferred in “Accumulated other comprehensive income of continuing operations” until the hedged transaction occurs (the euro sale or fuel purchase to which the hedging instrument was intended to apply) to the extent that the hedges are effective. At March 31, 2009, the fair value of the purchased euro put options and bunker fuel forward contracts was a net liability of $21 million, of which $11 million is included in “Other current assets” and $32 million in “Other liabilities” in the Condensed Consolidated Balance Sheet. A hypothetical 10% increase in the euro currency rates would have resulted in a decline in fair value of the purchased euro put options of approximately $26 million at March 31, 2009. However, the company expects that any loss on these contracts would be more than offset by an increase in the dollar realization of the underlying sales denominated in foreign currencies. A hypothetical 10% decrease in bunker fuel rates would result in a decline in fair value of the bunker fuel swaps of approximately $20 million at March 31, 2009. However, the company expects that any decline in the fair value of these contracts would be offset by a decrease in the cost of underlying fuel purchases.

See Note 5 to the Condensed Consolidated Financial Statements for additional discussion of the company’s hedging activities. See Note 6 to the Condensed Consolidated Financial Statements for additional discussion of fair value measurements, as it relates to the company’s hedging instruments.

DEBT INSTRUMENTS

The company is exposed to interest rate risk on its variable rate debt, which was $228 million at March 31, 2009 (see Note 4 to the Condensed Consolidated Financial Statements). A 1% change in interest rates would result in a change to interest expense of approximately $2 million annually.

The company has $584 million principal balance of fixed rate debt, which includes the 7 1/2% Senior Notes due 2014, the 8 7/8 % Senior Notes due 2015 and the 4.25% Convertible Senior Notes due 2016. The $200 million principal balance of the Convertible Notes is greater than their $122 million carrying value due to the application of FSP No. APB 14-1 as described in Note 4 to the Condensed Consolidated Financial Statements. Although the Condensed Consolidated Balance Sheets do not present debt at fair value, a hypothetical 0.50% increase in interest rates would have resulted in a decline in the fair value of the company’s fixed-rate debt of approximately $10 million at March  31, 2009.

Item 4 - Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic filings with the SEC is (a) accumulated and communicated to the company’s management in a timely manner and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of March 31, 2009, an evaluation was carried out by management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of that date.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The company also maintains a system of internal accounting controls, which includes internal control over financial reporting, that is designed to provide reasonable assurance that the company’s financial records can be relied on for preparation of its consolidated financial statements in accordance with generally accepted accounting principles and that its assets are safeguarded against loss from unauthorized use or disposition. An evaluation was carried out by management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, of the company’s internal control over financial reporting. Based upon that evaluation, management concluded that during the quarter ended March 31, 2009, there were no changes in the company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II - Other Information

Item 1 - Legal Proceedings

The information included in Note 12 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q is incorporated by reference into this Item, in particular the third paragraph under “Colombia Related Matters” concerning a new lawsuit which has been filed and the second paragraph under “Italian Customs Cases” concerning an adverse decision in an Italian appeals court.

Reference is made to the discussion under “Part I, Item 3 – Legal Proceedings – Personal Injury Cases” in the company’s Annual Report on Form 10-K for the year ended December 31, 2008, regarding the DBCP cases pending in California and the Philippines. In the California cases, plaintiffs’ counsel continues to add additional plaintiffs from Costa Rica, Panama, Guatemala and Honduras. There are now approximately 6,100 plaintiffs in those cases. To date, none of the plaintiffs in California and very few of the plaintiffs in Panama have produced evidence to support the alleged exposure to DBCP or allegations of injury or illness related to such exposure. Although the company has little information with which to evaluate these lawsuits, it believes it has meritorious defenses, including (i) in 1998, Chiquita settled with approximately 4,000 plaintiffs in Panama, the Philippines and Costa Rica which, at the time, the company believed covered the great preponderance of workers who could have had claims against the company, (ii) the company used DBCP commercially only from 1973 to 1977 while it was registered for use by the U.S. Environmental Protection Agency and (iii) to its knowledge, the company never used DBCP commercially in either Guatemala or Honduras. The EPA did not revoke DBCP’s registration for use until 1979. The company ceased using DBCP in 1977.

Item 6 - Exhibits

Exhibit 10.1 – Chiquita Brands International, Inc. Chiquita Stock and Incentive Plan, conformed to include amendments through February 27, 2009.

Exhibit 10.2 – Long-Term Incentive Program 2009-2011 terms.

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

CHIQUITA BRANDS INTERNATIONAL, INC.

By:	/s/ Lori A. Ritchey
Lori A. Ritchey
Vice President and Controller
(Chief Accounting Officer)

May 5, 2009