Form 10-Q
period 2009-06-30
CHIQUITA BRANDS INTERNATIONAL INC
filed 2009-08-07
CIK 101063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 31, 2009, there were 44,543,538 shares of Common Stock outstanding.

CHIQUITA BRANDS INTERNATIONAL, INC.

PART I - Financial Information

Item 1 - Financial Statements

CHIQUITA BRANDS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008*	2009	2008*

Net sales	$954,566	$994,641	$1,796,132	$1,930,073

Operating expenses
Cost of sales	748,300	808,185	1,458,563	1,587,493
Selling, general and administrative	88,473	99,960	171,288	180,261
Depreciation	12,847	16,753	25,878	33,456
Amortization	2,574	2,456	5,148	4,911
Equity in earnings of investees	(10,438)	(5,599)	(16,201)	(6,086)
Relocation of European headquarters	4,139	508	9,228	823

	845,895	922,263	1,653,904	1,800,858

Operating income	108,671	72,378	142,228	129,215

Interest income	1,086	1,785	2,470	3,082
Interest expense	(15,734)	(18,504)	(32,006)	(45,446)
Other income	—	8,622	—	8,622

Income from continuing operations before income taxes	94,023	64,281	112,692	95,473
Income taxes	(5,100)	(6,200)	(600)	(5,700)

Income from continuing operations	88,923	58,081	112,092	89,773

Income from discontinued operations, net of income taxes	—	2,619	—	1,911

Net income	$88,923	$60,700	$112,092	$91,684

Earnings per common share - basic:
Continuing operations	$2.00	$1.34	$2.52	$2.08
Discontinued operations	—	0.06	—	0.04

	$2.00	$1.40	$2.52	$2.12

Earnings per common share - diluted:
Continuing operations	$1.95	$1.28	$2.46	$2.01
Discontinued operations	—	0.06	—	0.04

	$1.95	$1.34	$2.46	$2.05

*	Amounts differ from those previously reported due to the adoption of FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including partial cash settlement),” described in Note 4.

See Notes to Condensed Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share amounts)

	June 30, 2009	December 31, 2008*	June 30, 2008*
ASSETS

Current assets:
Cash and equivalents	$159,365	$77,267	$202,654
Trade receivables (less allowances of $9,723, $9,132 and $10,919)	335,745	295,681	353,587
Other receivables, net	156,585	134,667	101,320
Inventories	197,979	214,198	216,201
Prepaid expenses	30,035	41,169	37,873
Other current assets	12,014	1,794	62,984
Current assets of discontinued operations	—	—	231,766

Total current assets	891,723	764,776	1,206,385

Property, plant and equipment, net	318,159	332,445	329,302
Investments and other assets, net	132,486	131,374	175,920
Trademarks	449,085	449,085	449,085
Goodwill	175,384	175,384	552,761
Other intangible assets, net	129,973	135,121	139,141
Non-current assets of discontinued operations	—	—	105,985

Total assets	$2,096,810	$1,988,185	$2,958,579

*	Amounts differ from those previously reported due to the adoption of FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including partial cash settlement),” described in Note 4.

See Notes to Condensed Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share amounts)

	June 30, 2009	December 31, 2008*	June 30, 2008*
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Notes and loans payable	$—	$—	$—
Current portion of long-term debt of subsidiaries	12,762	10,495	10,836
Accounts payable	288,730	294,635	365,129
Accrued liabilities	145,253	138,887	146,991
Current liabilities of discontinued operations	—	—	173,971

Total current liabilities	446,745	444,017	696,927

Long-term debt of parent company	507,432	504,158	592,303
Long-term debt of subsidiaries	175,148	182,658	187,898
Accrued pension and other employee benefits	58,038	59,154	56,028
Deferred gain – sale of shipping fleet	70,828	78,410	85,993
Deferred tax liabilities	102,795	104,359	106,974
Other liabilities	67,621	91,028	74,565
Non-current liabilities of discontinued operations	—	—	11,612

Total liabilities	1,428,607	1,463,784	1,812,300

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value (44,542,792, 44,407,103 and 44,142,849 shares outstanding, respectively)	445	444	441
Capital surplus	805,204	797,779	792,872
(Accumulated deficit) retained earnings	(111,669)	(223,761)	196,618
Accumulated other comprehensive (loss) income of continuing operations	(25,777)	(50,061)	98,015
Accumulated other comprehensive income of discontinued operations	—	—	58,333

Total shareholders’ equity	668,203	524,401	1,146,279

Total liabilities and shareholders’ equity	$2,096,810	$1,988,185	$2,958,579

*	Amounts differ from those previously reported due to the adoption of FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including partial cash settlement),” described in Note 4.

See Notes to Condensed Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2009	2008*
Cash provided (used) by:

OPERATIONS

Net income	$112,092	$91,684
Income from discontinued operations	—	(1,911)
Depreciation and amortization	31,026	38,367
Write-off of deferred financing fees	—	8,670
Amortization of discount on Convertible Notes	3,274	2,208
Equity in earnings of investees	(16,201)	(6,086)
Amortization of the gain on sale of the shipping fleet	(7,582)	(7,582)
Changes in current assets and liabilities and other	(15,942)	(16,600)

Operating cash flow from continuing operations	106,667	108,750

INVESTING

Capital expenditures	(22,436)	(21,156)
Proceeds from sales of other long-term assets	2,314	4,467
Acquisition of businesses	—	(2,000)
Other, net	732	(977)

Investing cash flow from continuing operations	(19,390)	(19,666)

FINANCING

Issuance of long-term debt	—	400,000
Repayments of long-term debt	(5,239)	(328,753)
Fees and other issuance costs for long-term debt	56	(19,139)
Borrowings of notes and loans payable	38,000	57,000
Repayments of notes and loans payable	(38,000)	(57,720)
Proceeds from exercise of stock options/warrants	4	12,332

Financing cash flow from continuing operations	(5,179)	63,720

Cash flow from continuing operations	82,098	152,804

DISCONTINUED OPERATIONS

Operating cash flow, net	—	(4,659)
Investing cash flow, net	—	(336)
Financing cash flow, net	—	(2,041)

Cash flow from discontinued operations	—	(7,036)

Increase in cash and equivalents	82,098	145,768
Less: Intercompany change in cash and equivalents of discontinued operations	—	(4,378)

Increase in cash and equivalents of continuing operations	82,098	141,390

Balance at beginning of period	77,267	61,264

Balance at end of period	$159,365	$202,654

*	Amounts differ from those previously reported due to the adoption of FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including partial cash settlement),” described in Note 4.

See Notes to Condensed Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Interim results for Chiquita Brands International, Inc. (“CBII”) and subsidiaries (collectively, with CBII, the “company”) are subject to significant seasonal variations typical to the industry and are not indicative of the results of operations for a full fiscal year. Historically, the company’s results during the third and fourth quarters have been weaker than in the first half of the year due to increased availability of competing fruits and resulting lower banana prices as well as lower consumption of salads in the fourth quarter. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the results of the interim periods shown have been made. Subsequent events have been considered through August 7, 2009, which is the date the financial statements were issued.

See Notes to Consolidated Financial Statements included in the company’s 2008 Annual Report on Form 10-K for additional information relating to the company’s Consolidated Financial Statements.

Note 1 – Earnings Per Share

Basic and diluted earnings per common share (“EPS”) are calculated as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2009	2008*	2009	2008*

Income from continuing operations	$88,923	$58,081	$112,092	$89,773
Income from discontinued operations	—	2,619	—	1,911

Net income	$88,923	$60,700	$112,092	$91,684

Weighted average common shares outstanding (used to calculate basic EPS)	44,532	43,507	44,493	43,183
Dilutive effect of warrants, stock options and other stock awards	1,003	1,744	1,009	1,567

Shares used to calculate diluted EPS	45,535	45,251	45,502	44,750

Earnings per common share - basic:
Continuing operations	$2.00	$1.34	$2.52	$2.08
Discontinued operations	—	0.06	—	0.04

	$2.00	$1.40	$2.52	$2.12

Earnings per common share - diluted:
Continuing operations	$1.95	$1.28	$2.46	$2.01
Discontinued operations	—	0.06	—	0.04

	$1.95	$1.34	$2.46	$2.05

*	Amounts differ from those previously reported due to the adoption of FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including partial cash settlement),” described below.

The assumed conversions to common stock of the company’s outstanding warrants, stock options, other stock awards and 4.25% Convertible Senior Notes due 2016 (“Convertible Notes”) are excluded from the diluted EPS computations for periods in which these items, on an individual basis, have an anti-dilutive effect on diluted EPS. For the quarter ended June 30, 2009, the effect of the Convertible Notes would have been anti-dilutive because the average trading price of the common shares was below the initial conversion price of $22.45 per share. All remaining warrants to purchase common shares at $19.23 were anti-dilutive and expired on March 19, 2009.

Note 2 – European Headquarters Relocation

During the fourth quarter of 2008, the company committed to the relocation of its European headquarters from Belgium to Switzerland, which the company believes will optimize its long-term tax structure. The relocation had been under review with Belgian employees since April 2008, including negotiation of a collective dismissal agreement (“Social Plan”) in accordance with Belgian labor practices. The Social Plan was approved during the fourth quarter and defines the severance benefits for employees who were not eligible for relocation or elected not to relocate. Under the Social Plan, affected employees are required to continue providing services until specified termination dates in order to be eligible for a one-time termination benefit. The relocation affected approximately 100 employees and is expected to conclude in 2009. It did not affect employees in sales offices, ports and other field offices throughout Europe.

In connection with the relocation, the company expects to incur aggregate costs of approximately $19 million, including approximately $11 million of one-time termination benefits and approximately $8 million of relocation, recruiting and other costs. Expense for one-time termination benefits is accrued over each individual’s required service period. Relocation and recruiting costs are expensed as incurred. Through June 30, 2009, the company has recorded aggregate expense of $16 million, of which $11 million relates to one-time termination benefits and $5 million relates to relocation, recruiting and other costs. Other costs associated with the relocation that were incurred before the company had committed to the plan have been reclassified for comparative purposes, and totaled less than $1 million through June 30, 2008. A reconciliation of the accrual included in “Accrued liabilities” is as follows:

(In thousands)	One-Time Termination Costs	Relocation, Recruiting and Other Costs	Total

December 31, 2008	$3,884	$922	$4,806
Amounts expensed	4,763	326	5,089
Amounts paid	(1,364)	(855)	(2,219)
Foreign exchange	(164)	—	(164)

March 31, 2009	$7,119	$393	$7,512

Amounts expensed	2,237	1,902	4,139
Amounts paid	(5,912)	(1,986)	(7,898)
Foreign exchange	82	—	82

June 30, 2009	$3,526	$309	$3,835

Note 3 – Inventories

(In thousands)	June 30, 2009	December 31, 2008	June 30, 2008

Bananas	$46,501	$44,910	$38,221
Salads	7,624	4,264	11,320
Other fresh produce	3,229	2,632	4,309
Processed food products	17,535	20,705	16,995
Growing crops	66,447	83,554	82,454
Materials, supplies and other	56,643	58,133	62,902

	$197,979	$214,198	$216,201

Note 4 – Debt

Debt consists of the following:

(In thousands)	June 30, 2009	December 31, 2008*	June 30, 2008*

Parent company:

7 1/2% Senior Notes due 2014	$195,328	$195,328	$250,000
8 7/8% Senior Notes due 2015	188,445	188,445	225,000
4.25% Convertible Senior Notes due 2016	123,659	120,385	117,303

Long-term debt of parent company	507,432	504,158	592,303

Subsidiaries:

Credit Facility Revolver	—	—	—
Credit Facility Term Loan	187,500	192,500	197,500
Other loans	410	653	1,234
Less current portion	(12,762)	(10,495)	(10,836)

Long-term debt of subsidiaries	175,148	182,658	187,898

Total long-term debt	$682,580	$686,816	$780,201

*	Amounts differ from those previously reported due to the adoption of FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including partial cash settlement),” described below.

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

CHANGE IN METHOD OF ACCOUNTING FOR CONVERTIBLE NOTES

On January 1, 2009, the company adopted FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including partial cash settlement),” which required a retrospective change in the accounting method for the company’s Convertible Notes. Prior periods have been adjusted to reflect this change.

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

The carrying amounts of the debt and equity components of the Convertible Notes, after the retrospective application of the new accounting standard, were as follows:

(In thousands)	June 30, 2009	December 31, 2008	June 30, 2008

Principal amount of debt component[1]	$200,000	$200,000	$200,000
Unamortized discount	(76,341)	(79,615)	(82,697)

Net carrying amount of debt component	$123,659	$120,385	$117,303

Equity component	$84,904	$84,904	$84,904
Issuance costs and income taxes	(3,210)	(3,210)	(3,210)

Equity component, net of issuance costs and income taxes	$81,694	$81,694	$81,694

[1]	As of June 30, 2009, the Convertible Notes’ “if-converted” value did not exceed their principal amount.

The interest expense related to the Convertible Notes was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands)	2009	2008	2009	2008

4.25% coupon interest	$2,125	$2,125	$4,250	$3,258
Amortization of deferred financing fees	124	214	247	322
Retrospective effect of allocating deferred financing fees to the equity component	—	(91)	—	(137)
Amortization of discount on the debt component	1,661	1,471	3,274	2,208

Total interest expense related to the Convertible Notes	$3,910	$3,719	$7,771	$5,651

To estimate the fair value of the debt component of the Convertible Notes on the date of issuance, the company discounted the principal balance to result in an effective interest rate of 12.50%, which was the estimated interest rate required for the company to have issued a similar straight-debt instrument without the debt-for-equity conversion feature on the date the Convertible Notes were issued. The fair value of the equity component was estimated as the difference between the full principal amount and the estimated fair value of the debt component, net of an allocation of issuance costs and income tax effects. These fair value estimates are Level 3 measurements (described in Note 6) and will be reconsidered in the event that any of the Convertible Notes are converted. The effective interest rate on the debt component for each of the quarters ended June 30, 2009 and 2008 was 12.50%.

The effect of the retrospective application of FSP No. APB 14-1 is as follows:

Income Statement Data:

	Quarter Ended June 30, 2008			Six Months Ended June 30, 2008
(In thousands, except per share amounts)	Previously Reported	FSP No. APB 14-1 Impact	As Adjusted	Previously Reported	FSP No. APB 14-1 Impact	As Adjusted

Interest expense	$17,123	$1,381	$18,504	$43,375	$2,071	$45,446

Income from continuing operations	59,462	(1,381)	58,081	91,844	(2,071)	89,773

Net income	62,081	(1,381)	60,700	93,755	(2,071)	91,684

Earnings per common share - basic:
Continuing operations	$1.37	$(0.03)	$1.34	$2.13	$(0.05)	$2.08
Discontinued operations	0.06	—	0.06	0.04	—	0.04

	$1.43	$(0.03)	$1.40	$2.17	$(0.05)	$2.12

Earnings per common share - diluted:
Continuing operations	$1.31	$(0.03)	$1.28	$2.06	$(0.05)	$2.01
Discontinued operations	0.06	—	0.06	0.04	—	0.04

	$1.37	$(0.03)	$1.34	$2.10	$(0.05)	$2.05

Balance Sheet Data:

	December 31, 2008			June 30, 2008
(In thousands)	Previously Reported	FSP No. APB 14-1 Impact	As Adjusted	Previously Reported	FSP No. APB 14-1 Impact	As Adjusted

Investments and other assets, net	$134,150	$(2,776)	$131,374	$178,879	$(2,959)	$175,920
Total assets	1,990,961	(2,776)	1,988,185	2,961,538	(2,959)	2,958,579

Long-term debt of parent company	583,773	(79,615)	504,158	675,000	(82,697)	592,303
Deferred tax liability	104,244	115	104,359	106,859	115	106,974
Total liabilities	1,543,284	(79,500)	1,463,784	1,894,882	(82,582)	1,812,300

Capital surplus	716,085	81,694	797,779	711,178	81,694	792,872
Retained earnings (accumulated deficit)	(218,791)	(4,970)	(223,761)	198,689	(2,071)	196,618
Total shareholders’ equity	447,677	76,724	524,401	1,066,656	79,623	1,146,279

CREDIT FACILITY

On March 31, 2008, Chiquita Brands L.L.C. (“CBL”), the main operating subsidiary of CBII, entered into a six-year, $350 million senior secured credit facility (“Credit Facility”) with a syndicate of bank lenders that replaced the remaining portions of a prior credit facility. At inception, the Credit Facility consisted of a $200 million senior secured term loan (the “Term Loan”) and a $150 million senior secured revolving credit facility (the “Revolver”). The Revolver may be increased to $200 million under certain conditions. The Credit Facility contains two financial maintenance covenants, an operating company leverage covenant of 3.50x and a fixed charge covenant of 1.15x, for the life of the facility, and no holding company or consolidated leverage covenant. At June 30, 2009, the company was in compliance with the financial covenants of the Credit Facility.

The Term Loan matures on March 31, 2014, and bears interest, at the company’s option, at a rate per annum equal to either (i) the “Base Rate” plus 2.75% to 3.50%; or (ii) LIBOR plus 3.75% to 4.50% (in each case, based on the company’s consolidated adjusted leverage ratio). The “Base Rate” is the higher of the lender’s prime rate and the Federal Funds Effective Rate plus 0.50%. Through September 2008, the terms of the Credit Facility set the interest rate for the Term Loan at LIBOR plus 4.25%. The interest rate was 4.31%, 5.95% and 6.75%, at June 30, 2009, December 31, 2008 and June 30, 2008, respectively. The Term Loan requires quarterly principal repayments of $2.5 million through March 31, 2010 and quarterly principal repayments of $5.0 million thereafter for the life of the loan, with any remaining balance to be paid upon maturity at March 31, 2014. Borrowings under the Term Loan were used to extinguish the prior credit facility, including the $47 million balance of the prior revolving credit facility.

The Revolver also matures on March 31, 2014, and bears interest, at the company’s option, at a rate per annum equal to either (i) the “Base Rate” plus 2.00% to 2.75%; or (ii) LIBOR plus 3.00% to 3.75% (in each case, based on the company’s consolidated adjusted leverage ratio). During the first quarter of 2009, the company borrowed $38 million under the Revolver for seasonal working capital needs, which was fully repaid in the second quarter. The company is required to pay a fee of 0.50% per annum on the daily unused portion of the Revolver. The Revolver contains a $100 million sub-limit for letters of credit, subject to a $50 million sub-limit for non-U.S. currency letters of credit. At June 30, 2009, there were no borrowings under the Revolver, and approximately $22 million of credit availability was used to support issued letters of credit, leaving approximately $128 million of availability; there were no borrowings under the Revolver at December 31, 2008 or June 30, 2008. Based on the company’s June 30, 2009 leverage ratio, the borrowing rate for the Revolver would be either the Base Rate plus 2.00% or LIBOR plus 3.00%.

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

The Credit Facility places customary limitations on the ability of CBL and its subsidiaries to incur additional debt, create liens, dispose of assets, carry out mergers and acquisitions and make investments and capital expenditures, as well as limitations on CBL’s ability to make loans, distributions or other transfers to CBII. However, payments to CBII are permitted: (i) whether or not any event of default exists or is continuing under the Credit Facility, for all routine operating expenses in connection with the company’s normal operations and to fund certain liabilities of CBII (including interest payments on the Senior Notes and Convertible Notes) and (ii) subject to no continuing event of default and compliance with the financial covenants, for other financial needs, including (A) payment of dividends and distributions to the company’s shareholders and (B) repurchases of the company’s common stock. At June 30, 2009, distributions to CBII, other than for normal overhead expenses and interest on the company’s Senior Notes and Convertible Notes, were limited to approximately $100 million. The Credit Facility also requires that the net proceeds of significant asset sales be used within 180 days to prepay outstanding amounts, unless those proceeds are reinvested in the company’s business.

Note 5 – Hedging

Derivative instruments are recognized at fair value in the Condensed Consolidated Balance Sheets. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of “Accumulated other comprehensive income of continuing operations” and reclassified into net income in the same period during which the hedged transaction affects net income. Gains and losses on the derivative representing hedge ineffectiveness are recognized in net income currently. See further information regarding fair value measurements of derivatives in Note 6.

The company purchases euro put option contracts to hedge its risks associated with euro exchange rate movements, primarily to reduce the negative cash flow and earnings impact that any significant decline in the value of the euro would have on the conversion of euro-based revenue into U.S. dollars. Purchased euro put options, which require an upfront premium payment, can reduce the negative cash flow and earnings impact of a significant future decline in the value of the euro, without limiting the benefit received from a stronger euro. Foreign currency hedging costs charged to the Condensed Consolidated Statements of Income reduce any favorable impact of the exchange rate on U.S. dollar realizations of euro-denominated sales. These purchased euro put options are designated as cash flow hedging instruments. At June 30, 2009, unrealized net gains of $3 million on the company’s purchased euro put options were deferred in “Accumulated other comprehensive income of continuing operations,” which are expected to be reclassified to net income in the next twelve months.

Most of the company’s foreign operations use the U.S. dollar as their functional currency. As a result, balance sheet translation adjustments due to currency fluctuations are recognized currently in “Cost of sales” in the Condensed Consolidated Statements of Income. To minimize the resulting volatility, the company also enters into 30-day euro forward contracts each month to economically hedge the net monetary assets exposed to euro exchange rates. These 30-day euro forward contracts are not designated as hedging instruments, and gains and losses on these forward contracts are recognized currently in “Cost of sales” in the Condensed Consolidated Statements of Income. In the second quarter of 2009, the company recognized $8 million of losses on 30-day euro forward contracts, and $7 million of income from fluctuations in the value of the net monetary assets exposed to euro exchange rates. For the six months ended June 30, 2009, the company recognized $3 million of losses on 30-day euro forward contracts, and $1 million of income from fluctuations in the value of the net monetary assets exposed to euro exchange rates.

The company also enters into bunker fuel forward contracts for its shipping operations, which permit it to lock in fuel purchase prices for up to three years and thereby minimize the volatility that changes in fuel prices could have on its operating results. Although the company sold its twelve ships in June 2007, it is still responsible for purchasing fuel for these ships, which are being chartered back under long-term leases. These bunker fuel forward contracts are designated as cash flow hedging instruments. Unrealized losses of $19 million on the bunker fuel forward contracts were deferred in “Accumulated other comprehensive income of continuing operations” at June 30, 2009, of which $4 million is expected to be reclassified to net income during the next twelve months.

At June 30, 2009, the company’s portfolio of derivatives consisted of the following:

	Notional	Average		Settlement
	Amount	Rate/Price		Period

Derivatives designated as hedging instruments:

Currency derivatives:
Purchased euro put options	€148 million	$1.41/		€2009
Purchased euro put options	€165 million	$1.39/		€2010

Fuel derivatives:
3.5% Rotterdam Barge:
Bunker fuel forward contracts	94,518 mt	$346/mt		2009
Bunker fuel forward contracts	185,765 mt	$474/mt		2010
Bunker fuel forward contracts	185,233 mt	$434/mt		2011
Singapore/New York Harbor:
Bunker fuel forward contracts	21,882 mt	$377/mt		2009
Bunker fuel forward contracts	47,993 mt	$506/mt		2010
Bunker fuel forward contracts	48,719 mt	$460/mt		2011

Derivatives not designated as hedging instruments:

30-day euro forward contracts	€95 million	$1.40/	€	July 2009

Activity related to the company’s derivative assets and liabilities designated as hedging instruments is as follows:

	Purchased	Bunker Fuel
	Euro Put	Forward
(In thousands)	Options	Contracts

Balance at December 31, 2008	$47,239	$(79,002)
Realized (gains) losses included in net income	(5,893)	7,039
Purchases[1]	—	—
Changes in fair value	3,825	5,655

Balance at March 31, 2009	$45,171	$(66,308)

Realized (gains) losses included in net income	1,611	1,755
Purchases[1]	—	—
Changes in fair value	(28,214)	45,403

Balance at June 30, 2009	$18,568	$(19,150)

[1]

Purchases represent the cash premiums paid upon the purchase of euro put options. Bunker fuel forward contracts require no up-front cash payment and have an initial fair value of zero; instead any gain or loss on the forward contracts (swaps) is settled in cash upon the maturity of the forward contracts.

The following table summarizes the fair values of the company’s derivative instruments on a gross basis and the location of these instruments on the Condensed Consolidated Balance Sheet at June 30, 2009. To the extent derivatives in an asset position and derivatives in a liability position are with the same counterparty, they are netted in the Condensed Consolidated Balance Sheets because the company enters into master netting arrangements with each of its hedging partners.

	Derivatives		Derivatives
	in an Asset Position		in a Liability Position
	Balance		Balance
	Sheet	June 30,	Sheet	June 30,
(In thousands)	Location	2009	Location	2009

Derivatives designated as hedging instruments:
Purchased euro put options	Other current assets	$15,672		$—
Purchased euro put options	Other liabilities	2,896		—
Bunker fuel forward contracts		—	Other current assets	3,658
Bunker fuel forward contracts		—	Other liabilities	15,492

		18,568		19,150
Derivatives not designated as hedging instruments:

30-day euro forward contracts		—	Accrued liabilities	366

Total derivatives		$18,568		$19,516

The following table summarizes the effect of the company’s derivatives designated as cash flow hedging instruments on OCI and earnings:

	Quarter Ended			Six Months Ended
	June 30, 2009			June 30, 2009
		Bunker			Bunker
	Purchased	Fuel		Purchased	Fuel
	Euro Put	Forward	Total	Euro Put	Forward	Total
(In thousands)	Options	Contracts	Impact	Options	Contracts	Impact

Gain (loss) recognized in OCI on derivative (effective portion)	$(20,800)	$44,259	$23,459	$(13,913)	$49,505	$35,592

Gain (loss) reclassified from accumulated OCI into income (effective portion)[1]	1,260	(1,755)	(495)	9,225	(8,794)	431

Gain (loss) recognized in income on derivative (ineffective portion)[2]	—	1,144	1,144	—	1,553	1,553

[1]	Gain (loss) reclassified from accumulated OCI into income (effective portion) is included in “Net sales” for purchased euro put options and “Cost of sales” for bunker fuel forward contracts.
[2]	Gain (loss) recognized in income on derivative (ineffective portion) , if any, is included in “Net sales” for purchased euro put options and “Cost of sales” for bunker fuel forward contracts.

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

Level 1 –	observable prices in active markets for identical assets and liabilities;

Level 2 –	observable inputs other than quoted market prices in active markets for identical assets and liabilities, which include quoted prices for similar assets or liabilities in an active market and market-corroborated inputs; and

Level 3 –	unobservable inputs.

At June 30, 2009, the company carried the following financial assets and liabilities at fair value:

		Fair Value Measurements Using
		Quoted Prices	Significant
	Carrying Value	in Active	Other
	and	Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
(In thousands)	June 30, 2009	(Level 1)	(Level 2)	(Level 3)

Purchased euro put options	$18,568	$—	$18,568	$—
Bunker fuel forward contracts	(19,150)	—	—	(19,150)
30-day euro forward contracts	(366)	—	(366)	—
Available-for-sale investment	3,242	3,242	—	—

	$2,294	$3,242	$18,202	$(19,150)

At December 31, 2008, the company carried the following financial assets and liabilities at fair value:

		Fair Value Measurements Using
		Quoted Prices	Significant
	Carrying Value	in Active	Other
	and	Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
(In thousands)	Dec. 31, 2008	(Level 1)	(Level 2)	(Level 3)

Purchased euro put options	$47,239	$—	$47,239	$—
Bunker fuel forward contracts	(79,002)	—	—	(79,002)
30-day euro forward contracts	1,832	—	1,832	—
Available-for-sale investment	3,199	3,199	—	—

	$(26,732)	$3,199	$49,071	$(79,002)

At June 30, 2008, the company carried the following financial assets and liabilities at fair value:

		Fair Value Measurements Using
		Quoted Prices	Significant
	Carrying Value	in Active	Other
	and	Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
(In thousands)	June 30, 2008	(Level 1)	(Level 2)	(Level 3)

Purchased euro put options	$1,828	$—	$1,828	$—
Bunker fuel forward contracts	110,444	—	110,444	—
30-day euro forward contracts	(199)	—	(199)	—
Available-for-sale investment	3,187	3,187	—	—

	$115,260	$3,187	$112,073	$—

The company values fuel hedging positions by applying an observable discount rate to the current forward prices of identical hedge positions. The company values currency hedging positions by utilizing observable or market-corroborated inputs such as exchange rates, volatility and forward yield curves. The company trades only with counterparties that meet certain liquidity and creditworthiness standards. SFAS No. 157 requires the consideration of non-performance risk when valuing derivative instruments. The company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. The adjustment reflects the full credit default spread (“CDS”) applied to a net exposure by counterparty. The company uses its counterparty’s CDS for a net asset position, which is generally an observable input, and its own estimated CDS for a net liability position, which is an unobservable input. Therefore, when purchased euro put options or bunker fuel forward contracts are assets, they are generally a Level 2 measurement, and when they are liabilities, they are generally a Level 3 measurement. CDS is not significant to the fair value measurement of 30-day euro forward contracts. At June 30, 2009, the company’s adjustment for non-performance risk (relative to a measure based on unadjusted LIBOR), reduced the company’s derivative assets for purchased euro put options by less than $1 million and reduced the derivative liabilities for bunker fuel forward contracts by approximately $1 million. See further discussion and tabular disclosure of hedging activity in Note 5.

The company did not elect to carry its debt at fair value under the provision of SFAS No. 159, “Fair Value Option for Financial Assets and Liabilities.” The carrying values and estimated fair values of the company’s debt are summarized below:

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
(Assets (liabilities), in thousands)	value	fair value	value	fair value

Financial instruments not carried at fair value:

Parent company debt:
7 1/2% Senior Notes	$(195,328)	$(170,000)	$(195,328)	$(133,000)
8 7/8% Senior Notes	(188,445)	(164,000)	(188,445)	(126,000)
4.25% Convertible Senior Notes[1]	(123,659)	(138,000)	(120,385)	(154,000)

Subsidiary debt:
Term Loan (Credit Facility)	(187,500)	(165,000)	(192,500)	(150,000)
Other	(410)	(400)	(653)	(600)

[1]

The principal amount of the Convertible Notes is $200 million. The carrying amount of the Convertible Notes is less than the principal amount due to the adoption of FSP No. APB 14-1, as described in Note 4.

The fair value of the parent company debt is based on quoted market prices (Level 1). The term loan may be traded on the secondary loan market, and the fair value of the term loan is based on the last available trading price, if recent, or trading prices of comparable debt (Level 3).

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. Accordingly, the company adopted SFAS No. 157 for financial assets and financial liabilities effective January 1, 2008 and adopted the remaining provisions of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on January 1, 2009. Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in goodwill and other intangible asset impairment analyses and in the valuation of assets held for sale. The company reviews goodwill and trademarks for impairment annually, during each fourth quarter, or as circumstances indicate the possibility of impairment.

From October 2008 through April 2009, the FASB issued several new accounting pronouncements related to fair value including: FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”; FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”; FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”; and FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” These FSPs do not have a material impact on the company’s Condensed Consolidated Financial Statements.

Note 7 – Pension and Severance Benefits

Net pension expense from the company’s defined benefit and severance plans is primarily comprised of severance plans covering Central American employees and consists of the following:

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands)	2009	2008	2009	2008

Defined benefit and severance plans:
Service cost	$1,076	$1,574	$2,534	$3,146
Interest on projected benefit obligation	1,665	1,195	2,865	2,388
Expected return on plan assets	(408)	(506)	(847)	(1,011)
Recognized actuarial loss	(228)	157	(62)	314
Amortization of prior service cost	48	17	64	33

	$2,153	$2,437	$4,554	$4,870

Note 8 – Income Taxes

The company’s effective tax rate varies from period to period due to the level and mix of income generated in its various domestic and foreign jurisdictions and due to the seasonality of the business. The company has not historically generated U.S. federal taxable income on an annual basis; however, the company did generate U.S. federal taxable income for the quarter and six months ended June 30, 2009 and 2008, which was fully offset by the utilization of net operating loss carryforwards (“NOLs”). Even though NOLs have been utilized in these interim periods, the company’s remaining NOLs continue to have full valuation allowances. The company’s taxable earnings are substantially from foreign operations being taxed in jurisdictions at a net effective rate lower than the U.S. statutory rate. No U.S. taxes have been accrued on foreign earnings because those earnings have been or are expected to be permanently invested in foreign operating assets.

Income tax expense includes $1 million in benefits due to the resolution of tax contingencies in various jurisdictions for the each of second quarters of 2009 and 2008. Income tax expense includes $8 million in benefits from the resolution of tax contingencies and the sale of the company’s operations in the Ivory Coast for the six months ended June 30, 2009 and $6 million in benefits from the resolution of tax contingencies for the six months ended June 30, 2008.

FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” prescribes the minimum recognition threshold an uncertain tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. At June 30, 2009, the company had unrecognized tax benefits of approximately $17 million, of which $14 million, if recognized, will impact the company’s effective tax rate. Interest and penalties included in income taxes were less than $1 million and $1 million for the quarters ended June 30, 2009 and 2008, respectively, and $1 million for each of the six-month periods ended June 30, 2009 and 2008, respectively. The cumulative interest and penalties included in the Condensed Consolidated Balance Sheet at June 30, 2009 were $10 million.

During the next twelve months, it is reasonably possible that unrecognized tax benefits impacting the effective tax rate could be recognized as a result of the expiration of statutes of limitation in the amount of $4 million plus accrued interest and penalties. In addition, the company has ongoing income tax audits in multiple jurisdictions that are in various stages of audit or appeal. If these audits are resolved favorably, unrecognized tax benefits of less than $1 million plus accrued interest and penalties could also be recognized. The timing of the resolution of these audits is uncertain but has a reasonable possibility of occurring within the next twelve months.

Note 9 – Stock-Based Compensation

Stock compensation expense totaled $5 million and $2 million for the second quarters of 2009 and 2008, respectively, and $8 million and $5 million for the six months ended June 30, 2009 and 2008, respectively. This expense relates primarily to restricted stock unit awards and the company’s Long-Term Incentive Program.

Note 10 – Shareholders’ Equity

See Note 4 to the Condensed Consolidated Financial Statements for a description of the company’s retrospective adoption of FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including partial cash settlement),” and its impact on “Capital surplus” and “Retained earnings.”

The activity and balances of shareholders’ equity for the first and second quarters of 2009 and 2008, respectively, were as follows:

			(Accum.	Accum.	Accum.	Total
			deficit)	OCI of	OCI of	share-
	Common	Capital	Retained	continuing	discontinued	holders’
(In thousands)	stock	surplus	earnings	operations	operations	equity

DECEMBER 31, 2008	$444	$716,085	$(218,791)	$(50,061)	$—	$447,677
Adoption of FSP No. APB 14-1	—	81,694	(4,970)	—	—	76,724

December 31, 2008 as adjusted	444	797,779	(223,761)	(50,061)	—	524,401

Net income	—	—	23,169	—	—	23,169
Realization of cumulative translation adjustments into net income from OCI resulting from the sale of operations in the Ivory Coast	—	—	—	(11,040)	—	(11,040)
Unrealized translation loss	—	—	—	(691)	—	(691)
Change in fair value of available-for-sale investment	—	—	—	(379)	—	(379)
Change in fair value of derivatives	—	—	—	12,133	—	12,133
Gains reclassified from OCI into net income	—	—	—	(926)	—	(926)
Pension liability adjustment	—	—	—	192	—	192

Comprehensive income						22,458

Exercises of warrants	—	4	—	—	—	4
Stock-based compensation	1	3,427	—	—	—	3,428
Shares withheld for taxes	—	(226)	—	—	—	(226)

MARCH 31, 2009	$445	$800,984	$(200,592)	$(50,772)	$—	$550,065

Net income	—	—	88,923	—	—	88,923
Unrealized translation gain	—	—	—	88	—	88
Change in fair value of available-for-sale investment	—	—	—	423	—	423
Change in fair value of derivatives	—	—	—	23,459	—	23,459
Losses reclassified from OCI into net income	—	—	—	495	—	495
Pension liability adjustment	—	—	—	530	—	530

Comprehensive income						113,918

Stock-based compensation	—	4,220	—	—	—	4,220

JUNE 30, 2009	$445	$805,204	$(111,669)	$(25,777)	$—	$668,203

			(Accum.	Accum.	Accum.	Total
			deficit)	OCI of	OCI of	share-
	Common	Capital	Retained	continuing	discontinued	holders’
(In thousands)	stock	surplus	earnings	operations	operations	equity

DECEMBER 31, 2007	$427	$695,647	$104,934	$45,285	$49,180	$895,473

Net income	—	—	30,984	—	—	30,984
Unrealized translation gain	—	—	—	925	8,637	9,562
Change in fair value of available-for-sale investment	—	—	—	(2,455)	—	(2,455)
Change in fair value of derivatives	—	—	—	(6,924)	—	(6,924)
Gains reclassified from OCI into net income	—	—	—	(1,901)	—	(1,901)
Pension liability adjustment	—	—	—	(597)	480	(117)

Comprehensive income						29,149

Issuance of Convertible Notes, net	—	81,694	—	—	—	81,694
Exercises of stock options and warrants	4	6,353	—	—	—	6,357
Stock-based compensation	1	2,303	—	—	—	2,304
Shares withheld for taxes	—	(974)	—	—	—	(974)

MARCH 31, 2008	$432	$785,023	$135,918	$34,333	$58,297	$1,014,003

Net income	—	—	60,700	—	—	60,700
Unrealized translation gain	—	—	—	369	22	391
Change in fair value of available-for-sale investment	—	—	—	(870)	—	(870)
Change in fair value of derivatives	—	—	—	61,839	—	61,839
Losses reclassified from OCI into net income	—	—	—	2,171	—	2,171
Pension liability adjustment	—	—	—	173	14	187

Comprehensive income						124,418

Exercises of stock options and warrants	8	5,967	—	—	—	5,975
Stock-based compensation	1	2,287	—	—	—	2,288
Shares withheld for taxes	—	(405)	—	—	—	(405)

JUNE 30, 2008	$441	$792,872	$196,618	$98,015	$58,333	$1,146,279

Note 11 – Segment Information

The company reports three business segments:

•	Bananas: The Banana segment includes the sourcing (purchase and production), transportation, marketing and distribution of bananas.

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

The company does not allocate certain corporate expenses to the reportable segments; these expenses are included in “Corporate” or “Relocation of European headquarters.” Intercompany transactions between segments are eliminated.

Financial information for each segment follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands)	2009	2008	2009	2008

Net sales:
Bananas	$556,621	$562,702	$1,041,692	$1,090,812
Salads and Healthy Snacks	304,966	350,463	586,165	685,267
Other Produce	92,979	81,476	168,275	153,994

	$954,566	$994,641	$1,796,132	$1,930,073

Operating income (loss):
Bananas	$95,765	$88,957	$139,621	$149,767
Salads and Healthy Snacks	29,722	(5,861)	42,774	(2,226)
Other Produce	5,081	4,512	7,254	7,942
Corporate	(17,758)	(14,722)	(38,193)	(25,445)
Relocation of European headquarters	(4,139)	(508)	(9,228)	(823)

	$108,671	$72,378	$142,228	$129,215

Note 12 – Commitments and Contingencies

The company had accruals in the Condensed Consolidated Balance Sheets of $15 million at June 30, 2009 and December 31, 2008 and $20 million at June 30, 2008 related to the plea agreement with the U.S. Department of Justice described below. As of June 30, 2009, the company determined that losses from the other contingent liabilities described below, while they may be material, are not probable and, therefore, no other amounts have been accrued.

COLOMBIA-RELATED MATTERS

DOJ Settlement. As previously disclosed, in March 2007, the company entered into a plea agreement with the U.S. Department of Justice (“DOJ”) relating to payments made by the company’s former Colombian subsidiary to a Colombian paramilitary group designated under U.S. law as a foreign terrorist organization. The company had previously voluntarily disclosed these payments to the DOJ as having been made by its Colombian subsidiary to protect its employees from risks to their safety if the payments were not made. Under the terms of the plea agreement, the company pled guilty to one count of Engaging in Transactions with a Specially-Designated Global Terrorist Group without having first obtained a license from the U.S. Department of Treasury’s Office of Foreign Assets Control. The company agreed to pay a fine of $25 million, payable in five equal annual installments with interest. In September 2007, the U.S. District Court for the District of Columbia approved the plea agreement. The DOJ had earlier announced that it would not pursue charges against any current or former company executives. Pursuant to customary provisions in the plea agreement, the Court placed the company on corporate probation for five years, during which time the company must not violate the law and must implement and/or maintain certain business processes and compliance programs; violation of these requirements could result in setting aside the principal terms of the plea agreement, including the amount of the fine imposed. The company recorded a charge of $25 million in its consolidated financial statements for the quarter and year ended December 31, 2006. The company paid the first two $5 million annual installments in September 2007 and 2008, respectively. Of the remaining $15 million liability at June 30, 2009, $5 million due within one year is included in “Accrued liabilities” and $10 million due thereafter is included in “Other liabilities” on the Condensed Consolidated Balance Sheet. Interest is payable with the final payment.

Tort Lawsuits. Between June 2007 and May 2008, five lawsuits were filed against the company in U.S. federal courts, including one each in the District of Columbia, the District of New Jersey and the Southern District of New York and two in the Southern District of Florida. These lawsuits assert civil tort claims under various laws, including the Alien Tort Statute, 28 U.S.C. § 1350, the Torture Victim Protection Act, 28 U.S.C. § 1350 note, and state laws. The plaintiffs in all five lawsuits, either individually or as members of a putative class, claim to be family members or legal heirs of individuals allegedly killed or injured by armed groups that received payments from the company’s former Colombian subsidiary. The plaintiffs claim that, as a result of such payments, the company should be held legally responsible for the deaths of plaintiffs’ family members. At present, claims are asserted on behalf of over 900 alleged victims in the five suits; plaintiffs’ counsel have indicated that they intend to assert additional claims in the future. The District of Columbia, New Jersey and both Florida suits seek unspecified compensatory and punitive damages, as well as attorneys’ fees and costs; the New Jersey suit also requests treble damages and disgorgement of profits, although it does not explain the basis for those demands. The New York suit contains a specific demand of $10 million in compensatory damages and $10 million in punitive damages for each of the several hundred alleged victims in that suit. All five lawsuits have been centralized in the U.S. District Court for the Southern District of Florida for consolidated or coordinated pretrial proceedings. The company believes the plaintiffs’ claims are without merit and is defending itself vigorously. The company has filed motions to dismiss all of these tort lawsuits.

In March 2008, an additional tort lawsuit was filed against the company in the U.S. District Court for the Southern District of Florida. In March 2009, a substantially similar lawsuit was filed against the company in the U.S. District Court for the District of Columbia, and in May 2009, the Judicial Panel on Multidistrict Litigation centralized this lawsuit in the Southern District of Florida with the other similar cases pending in that District. The plaintiffs in both lawsuits are American citizens who allege that they are the survivors of American nationals kidnapped and killed by an armed group in Colombia during the 1990s. Similar to the five Alien Tort Statute lawsuits described above, the plaintiffs contend that the company should be held liable because its former Colombian subsidiary allegedly provided material support to the armed group. The plaintiffs in these cases assert civil claims under the Antiterrorism Act, 18 U.S.C. § 2331, et seq., and state tort laws. The suits seek unspecified compensatory damages, treble damages, attorneys’ fees and costs and punitive damages. The company believes the plaintiffs’ claims are without merit and is defending itself vigorously. The company has filed motions to dismiss both of these lawsuits.

The company maintains general liability insurance policies that should provide coverage for the types of costs involved in defending the tort lawsuits described above, but to date, its primary insurers have not paid such costs. The primary general liability insurers have disputed their obligation to do so in whole or in part. One primary insurer is insolvent. In September 2008, the company filed suit in the Common Pleas Court of Hamilton County, Ohio against three of the company’s primary general liability insurers seeking (i) a declaratory judgment with respect to the insurers’ obligation to reimburse the company for defense costs that it has incurred (and will incur) in connection with the defense of the tort claims described above; and (ii) an award of damages for the insurers’ breach of their contractual obligation to reimburse the company for these costs. In December 2008, the three primary insurers sued by the company filed a third-party claim against a fourth primary insurer of Chiquita. That insurer responded by filing a counterclaim against those three insurers, and a declaratory relief claim against the company. In December 2008, the company also filed a motion for partial summary judgment against the three insurers sued by the company, which seeks to establish immediately the obligation of those insurers to reimburse past and future defense expenses. In February 2009, the company filed a similar motion against the fourth primary general liability insurer. The insurers filed cross-motions for summary judgment in May 2009. There can be no assurance that any claims under the applicable policies will result in insurance recoveries.

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

In February 2008, the Ohio state court derivative lawsuit was stayed, pending progress of the federal derivative proceedings. In March 2009, the plaintiff in the Ohio state court action moved to modify the stay so as to permit discovery. In June 2009, the motion was denied without prejudice.

In April 2008, the remaining claims against Ernst & Young LLP in the New Jersey state court were also dismissed without prejudice. The plaintiff appealed only as to Ernst & Young LLP, and the appeal was dismissed. In February 2009, the plaintiff filed a petition seeking permission to appeal to the New Jersey Supreme Court; the petition was denied in May 2009.

In April 2008, the company’s Board of Directors established a Special Litigation Committee to investigate and analyze the allegations and claims asserted in the derivative lawsuits and to determine what action the company should take with respect to them, including whether it is in the best interests of the company and its shareholders to pursue these claims. The SLC retained independent legal counsel to assist with its investigation. After an investigation that included 70 interviews of 53 witnesses and the review of over 750,000 pages of documents, the SLC determined, in the exercise of its business judgment, that it is not in the best interests of the company or its shareholders to continue legal action on any of the claims asserted against the current and former officers and directors. To this end, on February 25, 2009 the SLC filed with the United States District Court for the Southern District of Florida a report containing its factual findings and determinations and a motion to dismiss the consolidated federal derivative cases. The SLC is in the process of reviewing improvements to the company’s compliance program that have previously been made, in order to determine whether any further enhancements are necessary. The SLC plaintiffs’ counsel in these derivative lawsuits have engaged in settlement discussions, but there can be no assurance that a settlement will be reached and no settlement amount can be estimated.

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

ITALIAN CUSTOMS CASES

In October 2004, the company’s Italian subsidiary, Chiquita Italia, received the first of several notices from various customs authorities in Italy stating that it is potentially liable for additional duties and taxes on the import of bananas by Socoba S.r.l. (“Socoba”) from 1998 to 2000 for sale to Chiquita Italia. The claims aggregate approximately €27 million ($38 million), plus interest to date currently estimated at approximately €19 million ($27 million). The customs authorities claim that the amounts are due because these bananas were imported with licenses that were subsequently determined to have been forged and that Chiquita Italia should be jointly liable with Socoba because (a) Socoba was controlled by the former general manager of Chiquita Italia and (b) the import transactions benefited Chiquita Italia, which arranged for Socoba to purchase the bananas from another Chiquita subsidiary and, after customs clearance, sell them to Chiquita Italia. Chiquita Italia is contesting these claims through appropriate proceedings, principally on the basis of its good faith belief at the time the import licenses were obtained and used that they were valid. In connection with these claims, there are also criminal proceedings pending in Italy against certain individuals alleged to have been involved. A claim has been filed in one of these proceedings seeking to obtain a civil recovery against Chiquita Italia for damages, should there ultimately be a criminal conviction and a finding of damages. Chiquita Italia believes it has meritorious defenses against this claim. In addition, the company does not expect that any liability which could arise from this claim would significantly increase the company’s potential liability described above; any such liability would be offset to the extent of any amounts that might be owing upon final judgment in the civil cases described below.

In October 2006, Chiquita Italia received notice in one proceeding, in a court of first instance in Trento, that the court had determined that it was jointly liable for a claim of €5 million plus interest. Chiquita Italia has appealed this finding; the applicable appeal involves a review of the facts and law applicable to the case and the appellate court can render a decision that disregards or substantially modifies the lower court’s opinion. In March 2007, Chiquita Italia received notice in a separate proceeding that the court of first instance in Genoa had determined that it was not liable for a claim of €7 million plus interest. In April 2008, the customs authorities appealed this decision. In March 2009, the appellate court reversed the decision of the lower court. Chiquita Italia filed an appeal with the Court of Cassation (highest level of appeal in Italy) in July 2009. In August 2007, Chiquita Italia received notice that the court of first instance in Alessandria had determined that it was liable for a claim of less than €0.5 million. Chiquita Italia appealed this finding and, as in the Trento proceeding, the appeal will involve a review of the entire factual record and legal arguments of the case. A fourth case has been submitted to the court of first instance in Aosta, relating to a claim of €2 million plus interest. The Aosta and Trento cases have been stayed pending the resolution of a case brought by Socoba in the court of first instance of Rome on the issue of whether the licenses used by Socoba should be regarded as genuine in view of the apparent inability to distinguish between genuine and forged licenses. Chiquita Italia is also seeking a stay of the Genoa case pending a decision in the Rome case. Chiquita believes it has meritorious defenses against all of these claims. No other civil proceedings have been filed in other jurisdictions, and counsel does not consider it likely that similar additional claims will be made, as these would be time-barred.

Under Italian law, the amounts due in respect of the Trento and Alessandria cases have become due and payable notwithstanding the pending appeals. Chiquita Italia agreed with the Italian authorities that it would pay €7 million ($10 million), including interest, in 36 monthly installments which began in March 2009. Chiquita Italia may also be required to pay €13 million ($18 million), including interest, in respect of the Genoa case, although it will seek suspension of these payments. If Chiquita Italia ultimately prevails in its appeals, any amounts paid would be reimbursed with interest.

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

OTHER

In November 2007, the company received a favorable decision from the court of second instance in Turin, Italy, for the refund of certain consumption taxes paid between 1980 and 1990. The company recognized other income of $9 million, or $6 million net of tax, when this refund was received in the second quarter of 2008. In March 2008, the company received a favorable decision from the court of second instance in Rome, Italy for the refund of additional consumption taxes paid between 1980 and 1990. The Italian Finance Administration’s right to appeal this decision expired in May 2009. The Italian Finance Administration has not yet agreed to pay the amount due, which is approximately $5 million, or $3 million net of tax. The refund will be recognized as “Other income” when any refund is received. The company has a number of other similar claims pending in different Italian jurisdictions and any gains that may occur will be recognized as the related gain contingencies are resolved and cash is received. The November 2007 Turin and the March 2008 Rome rulings have no binding effect on the claims in other jurisdictions, which may take years to resolve.

Regardless of their outcomes, the company has paid, and will likely continue to incur, significant legal and other fees to defend itself in these and other proceedings, particularly those described above under “Colombia Related Matters,” “Italian Customs Cases” and “European Competition Law Investigations.” These costs may have a significant impact on the company’s financial statements.

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

DISCONTINUED OPERATIONS

In August 2008, the company sold its subsidiary, Atlanta AG, for aggregate consideration of (i) €65 million ($97 million), of which €6 million ($8 million) will be held in escrow for up to 18 months to secure any potential obligations of the company under the agreement, and (ii) contingent consideration based on future performance criteria. In connection with the sale, the company contracted with Atlanta to continue to serve as the company’s preferred supplier of banana ripening and distribution services in Germany, Austria and Denmark for at least five years. The sale and related services agreement resulted in a net gain on the sale of less than $1 million and a $2 million income tax benefit to continuing operations from the reversal of certain valuation allowances.

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

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162.” SFAS No. 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and, while it affects references to accounting standards, it will not have a material impact on the Condensed Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 amends the evaluation criteria to identify the primary beneficiary of a variable interest entity included in FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51.” Additionally, SFAS No. 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. SFAS No. 167 is effective for annual reporting periods that begin after November 15, 2009 and interim periods within those fiscal years. The company is currently assessing the impact of SFAS No. 167 on its Condensed Consolidated Financial Statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 is effective prospectively for interim and annual periods ending after June 15, 2009 and did not have a material impact on the Condensed Consolidated Financial Statements.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP No. FAS 141(R)-1 amends and clarifies FASB Statement No. 141(R), to address application issues raised on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. FSP No. FAS 141(R)-1 is effective for the first annual reporting period on or after December 31, 2008. The impact of FSP No. FAS 141(R)-1 on the company’s Condensed Consolidated Financial Statements will depend on the number and size of acquisition transactions, if any, engaged in by the company in the future.

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

In November 2008, the Emerging Issues Task Force issued EITF No. 08-6, “Equity Method Investment Accounting Considerations,” which clarifies accounting for certain transactions and impairment considerations involving equity-method investments. EITF No. 08-6 is effective prospectively for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. Any future impact of EITF No. 08-6 on the company’s Condensed Consolidated Financial Statements will depend on the results and activities of the company’s equity method investees. EITF No. 08-6 has not had a material impact on the company’s Condensed Consolidated Financial Statements.

In June 2008, the Emerging Issues Task Force issued EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” This EITF provides additional guidance when determining whether an option or warrant on an entity’s own shares is eligible for the equity classification provided for in EITF No. 00-19. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and did not have a material impact on the Condensed Consolidated Financial Statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This FSP is effective prospectively for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The impact of FSP No. FAS 142-3 on the company’s Condensed Consolidated Financial Statements will depend on the number and size of future acquisitions, if any, of intangible assets. This FSP has not had a material impact on the company’s Condensed Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 amends and expands the disclosure requirements for derivative instruments and hedging activities and is effective for fiscal years beginning after November 15, 2008 and interim periods with those fiscal years. SFAS No. 161 became effective for the company January 1, 2009. The additional disclosure requirements of SFAS No. 161 are included in Note 5 of the company’s Condensed Consolidated Financial Statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141(R) expands the existing guidance related to transactions in obtaining control of a business and the related recognition and measurement of assets, liabilities, contingencies, goodwill and intangible assets. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The impact of SFAS No. 141(R) on the company’s Condensed Consolidated Financial Statements will depend on the number and size of acquisition transactions, if any, engaged in by the company. SFAS No. 141(R) has not had a material impact on the company’s Condensed Consolidated Financial Statements.

See Note 6 for additional information on new accounting pronouncements related to fair value measurements.

Item 2

CHIQUITA BRANDS INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The company’s operating results for both the quarter and the six months ended June 30, 2009 improved significantly compared to the year-ago period. The company has achieved network efficiencies and cost reductions in manufacturing that have resulted in significant, sustainable improvements in the company’s North American value-added salad operations. The company’s results are subject to significant seasonal variations and interim results are not indicative of the results of operations for the full fiscal year. The company’s results during the third and fourth quarters are generally weaker than in the first half of the year due to increased availability of competing fruits and resulting lower banana prices, as well as seasonally lower consumption of salads in the fourth quarter.

Management continues to believe that the company has ample liquidity and a solid capital structure. The company has no debt maturities of more than $20 million in any year until 2014. At June 30, 2009, the company had total cash and equivalents of $159 million and $128 million of available borrowing capacity under its revolving credit facility. The company’s credit facility provides significant financial covenant flexibility; the company is in compliance with its financial covenants and expects to remain in compliance for at least the next twelve months. See Note 4 to the Condensed Consolidated Financial Statements for further description of the company’s debt agreements and financing activities.

For a further description of the challenges and risks facing the company, see the Overview section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I – Item 1A – Risk Factors” in the company’s 2008 Annual Report on Form 10-K and discussion below.

Operations

NET SALES

Net sales for the second quarter of 2009 were $955 million, down 4% from the second quarter of 2008. Net sales for the six months ended June 30, 2009 were $1.8 billion, down 7% from the year-ago period. The decreases resulted from lower European exchange rates and from previously announced reductions in foodservice volumes in North American salad operations as a result of discontinuing products and contracts that were not sufficiently profitable.

OPERATING INCOME

Operating income was $109 million and $72 million for the second quarters of 2009 and 2008, respectively, and $142 million and $129 million for the six months ended June 30, 2009 and 2008, respectively. The improvement in operating income was primarily due to network efficiencies and cost reductions in manufacturing that have resulted in significant, sustainable improvements in North American value-added salad operations. Results in banana operations improved during the second quarter of 2009, but were lower than the previous year for the six months ended June 30, 2009. Record high second quarter local banana pricing in Europe and higher banana pricing in Asia and the Middle East partially offset lower European exchange rates and temporary incremental banana sourcing costs resulting from flooding in Panama and Costa Rica that occurred in the fourth quarter of 2008.

The company reports three business segments:

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

See segment results in Note 11 to the Condensed Consolidated Financial Statements. The company does not allocate certain corporate expenses to the reportable segments; these expenses are included in “Corporate” or “Relocation of European headquarters.” Intercompany transactions between segments are eliminated.

BANANA SEGMENT – SECOND QUARTER

Net sales for the segment were $557 million and $563 million for the second quarters of 2009 and 2008, respectively. The decline in segment sales was principally a result of lower European exchange rates and volumes which were partially offset by record high local banana pricing in Core European markets (defined below). Compared to the year-ago quarter, North American banana prices remained consistent despite a significant decline in fuel surcharges, and volume was unchanged.

Operating income for the segment was $96 million and $89 million for the second quarters of 2009 and 2008, respectively. Record high local pricing in Europe, as well as higher pricing in Asia and the Middle East, offset lower European exchange rates and temporary additional costs that resulted from flooding in Panama and Costa Rica that occurred in the fourth quarter of 2008. This flooding affected approximately 1,300 hectares (3,200 acres) of the company’s owned production, as well as the production of certain of the company’s independent growers. As a result of the flooding, the company expects to incur approximately $25 million of temporary incremental purchased fruit and logistics costs for the full year 2009 as replacement volume is sourced from other independent growers; of this amount, approximately $6 million and $23 million were incurred in the second quarter and six months ended June 30, 2009, respectively. Affected areas are expected to return to normal production in 2010. Operating results also reflect a continuing trend of higher purchased fruit sourcing costs, as a result of both higher contract costs and government-imposed exit price increases.

Banana segment operating income for the second quarter improved due to:

•	$43 million from improved local pricing in Core European markets.

•	$9 million from Asia and the Middle East, primarily from improved pricing and favorable Yen exchange rates.

•	$3 million from lower brand support, mainly in Europe.

These items were partly offset by:

•	$26 million from lower average European currency exchange rates, after $4 million in favorable currency hedging results.

•	$8 million from lower pricing in Trading markets.

•	$6 million higher sourcing and logistics costs, including $11 million of unfavorable fuel hedging results.

•	$6 million from incremental sourcing and logistics costs to replace banana production affected by the flooding in Panama and Costa Rica.

The percentage changes in the company’s banana prices in 2009 compared to 2008 were as follows:

	Q2	YTD
North America[1]	0.1%	7.6%

Core European Markets[2]
U.S. dollar basis [3]	0.3%	(6.7)%
Local currency	15.7%	6.7%

Asia and the Middle East[4]
U.S. dollar basis	17.8%	16.6%

Trading Markets[5]
U.S. dollar basis	(15.7)%	(18.3)%

The company’s banana sales volumes6 (in 40-pound box equivalents) were as follows:

(In millions, except percentages)	Q2 2009	Q2 2008	% Change	YTD 2009	YTD 2008	% Change

North America	16.1	16.1	0.0%	31.2	31.3	(0.3)%
Core European Markets[2]	11.8	12.7	(7.1)%	23.6	25.2	(6.3)%
Asia and the Middle East[4]	5.7	6.1	(6.6)%	11.8	11.0	7.3%
Trading Markets[5]	3.0	1.4	114.3%	4.5	2.6	73.1%

	36.6	36.3	0.8%	71.1	70.1	1.4%

[1]	North America pricing includes fuel-related and other surcharges.
[2]	The company’s Core European markets include the 27 member states of the European Union, Switzerland, Norway and Iceland.
[3]	Prices on a U.S. dollar basis do not include the impact of hedging.
[4]	The company primarily operates through joint ventures in these regions, and most business is invoiced in U.S. dollars.
[5]	The company’s Trading markets are mainly European and Mediterranean countries that do not belong to the European Union.
[6]	Total volume sold includes all banana varieties, such as Chiquita to Go, Chiquita minis, organic bananas and plantains.

The average spot and hedged euro exchange rates were as follows:

(Dollars per euro)	Q2 2009	Q2 2008	% Change	YTD 2009	YTD 2008	% Change

Euro average exchange rate, spot	$1.35	$1.56	(13.5)%	$1.33	$1.53	(13.1)%
Euro average exchange rate, hedged	1.34	1.52	(11.8)%	1.35	1.49	(9.4)%

The company has entered into euro put option contracts to reduce the negative cash flow and earnings impact that any significant decline in the value of the euro would have on the conversion of euro-based revenue into U.S. dollars. Put options, which require an upfront premium payment, can reduce the negative cash flow and earnings impact on the company of a significant future decline in the value of the euro, without limiting the benefit of a stronger euro. Foreign currency hedging costs charged to the Condensed Consolidated Statements of Income were $2 million and $6 million for the second quarters of 2009 and 2008, respectively. In order to minimize the volatility that changes in fuel prices could have on its operating results, the company also enters into forward contracts for bunker fuel used in its core shipping operations. See Note 5 to the Condensed Consolidated Financial Statements for further information on the company’s hedging instruments.

Changes in Ship Leases

The company utilizes twelve ships leased under long-term charters to serve its core shipping needs for bananas, including four refrigerated container ships (the “Container Ships”) and eight specialized refrigerator ships (the “Reefer Ships”). In late June 2009, one of the company’s shipping partners, Eastwind Maritime Inc. (“Eastwind”), and certain of its affiliates filed for bankruptcy. While only the four Container Ships were owned by Eastwind affiliates, all twelve ships were operated under time charters (i.e. leased with ship management and crew) from entities that were directly or indirectly owned by Eastwind. Shortly before Eastwind’s bankruptcy filing, one of Eastwind’s secured lenders transferred ownership of the four Container Ships to new owners who are not affiliated with Eastwind, and the existing time charter arrangements for the four Container Ships have continued uninterrupted with affiliates of the new owners. As part of the original time charters of the Reefer Ships, the owners had the right to implement bareboat charters (i.e. leased without ship management and crew) directly with Chiquita if the Eastwind affiliates providing the time charters to Chiquita did not perform in their obligations to the owners. After the Eastwind bankruptcy filing, the owners invoked these rights and Chiquita assumed the bareboat charters for the eight Reefer Ships. The time charter arrangements with Eastwind affiliates were terminated, and the company has arranged for a third party to provide ship management and crew. As a result of these events, the company has not experienced and does not expect any interruption in deliveries and service to its customers or any significant change in costs related to its ongoing use of all twelve ships. The change in the ownership of the Container Ships and the form of charter for the Reefer Ships has no affect on the company’s carrying value or recognition into income of the deferred gain from the 2007 sale of these ships. The deferred gain will continue to be recognized into income at a rate of approximately $15 million per year through approximately 2014.

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

WTO negotiations regarding potential tariff reductions are underway among the parties to the trade dispute. In July 2008, the European Commission reached a tentative agreement to reduce the tariff to €114 per metric ton over 8 years, but declined to finalize that agreement when the “Doha Round” of global trade talks stalled at that time. The parties are now seeking a new negotiated settlement similar to the July 2008 agreement. There can be no assurance that the WTO rulings and negotiations will result in changes to the EU regime, or that any resulting changes will favorably impact the company’s results.

SALADS AND HEALTHY SNACKS SEGMENT – SECOND QUARTER

Net sales for the segment were $305 million and $350 million for the second quarters of 2009 and 2008, respectively. The decline in sales primarily resulted from previously announced reductions in foodservice volume in North America from discontinuing products and contracts that were not sufficiently profitable. In the second quarter of 2009, 100% of retail value-added salad volume was Fresh Express branded, versus 96% in the second quarter of 2008. The total volume of retail value-added salads sold in the second quarter of 2009 declined 2% compared to the second quarter of 2008, while Fresh Express branded volume increased 2%. Pricing of retail value-added salads in the second quarter of 2009 decreased 1% compared to the second quarter of 2008.

Operating income for the segment was $30 million for the second quarter of 2009 compared to an operating loss of $6 million for the second quarter of 2008. The $36 million improvement was primarily due to network efficiencies and cost reductions in manufacturing that have resulted in significant, sustainable improvements in North American value-added salad operations. Year-over-year improvement is expected for the second half of 2009 compared to the second half of 2008 due to the absence of a $375 million goodwill impairment charge recorded in the fourth quarter of 2008 and to the network efficiencies and sustainable cost reductions achieved in 2009. In the second half of 2009, the company plans to invest in consumer marketing and innovation and faces competitive pressures from the continuing trend in grocery retail toward more private-label products, especially in lower-priced items. In addition, salad consumption is seasonally lower in the fourth quarter.

Salads and Healthy Snacks segment operating results for the second quarter improved due to:

•	$16 million of lower costs from improved network efficiencies, partially offset by increases in costs resulting from product mix.

•	$12 million of lower commodity inputs, such as fuel and packaging material costs.

•	$4 million in favorable pricing and product mix in foodservice.

•	$4 million in lower operating loss from the expansion of the Just Fruit in a Bottle line of products, the company’s fresh fruit smoothie product sold in Europe.

These items were partly offset by:

•	$2 million from reduction of volume, primarily in foodservice.

OTHER PRODUCE SEGMENT – SECOND QUARTER

Net sales for the segment were $93 million and $81 million in the second quarters of 2009 and 2008, respectively. Operating income for the segment was $5 million in each of the second quarters of 2009 and 2008. Seasonal advances to growers of other produce were $78 million and $39 million, net of allowances, at June 30, 2009 and 2008, respectively. Seasonal advances, which are repaid as produce is sold, typically peak in the first half of the year. A strategy to purchase other produce from independent growers that in earlier years had been produced by owned operations in Chile, as well as higher volumes of certain produce, resulted in the increase in these advances. The company expects to reduce grower advances in future growing seasons.

BANANA SEGMENT – YEAR-TO-DATE

Net sales for the segment were $1.0 billion and $1.1 billion for the six months ended June 30, 2009 and 2008, respectively. The decline in segment sales was principally a result of lower average European exchange rates and volumes which were partially offset by higher local banana pricing in Core European markets. This was partially offset by higher pricing in North America, where price increases from prior periods were sustained despite a significant decline in fuel surcharges.

Operating income for the segment was $140 million and $150 million for the six months ended June 30, 2009 and 2008, respectively. Operating results reflect a continuing trend of higher purchased fruit sourcing costs, as a result of both higher contract costs and government-imposed exit price increases.

Banana segment operating income for the six-month period declined due to:

•	$45 million from lower average European currency exchange rates, after $15 million in favorable currency hedging results.

•	$23 million from incremental sourcing and logistics costs to replace banana production affected by the flooding in Panama and Costa Rica.

•	$12 million higher sourcing and logistics costs, including $24 million of unfavorable fuel hedging results.

•	$12 million from lower pricing in Trading markets.

•	$2 million increase in allowances for trade receivables.

These items were partly offset by:

•	$38 million from higher pricing in Core European markets.

•	$26 million from improved pricing in North America.

•	$13 million from improved pricing and volumes in Asia and the Middle East as well as favorable Yen exchange rates.

•	$6 million from lower brand support, mainly in Europe.

•

$4 million pre-tax gain from the January 2009 sale of the company’s operations in the Ivory Coast. (An additional income tax benefit related to the sale is included in “Income tax benefit” in the Condensed Consolidated Income Statement.)

Information on the company’s banana pricing and volume for the six months ended June 30, 2009 and 2008 is included in the Banana Segment – Second Quarter section above.

Foreign currency hedging benefits included in the Condensed Consolidated Statements of Income were $4 million for the six months ended June 30, 2009 compared to costs of $11 million for the six months ended June 30, 2008. Information on average spot and hedge euro exchange rates are included in the Banana Segment – Second Quarter section above.

SALADS AND HEALTHY SNACKS SEGMENT – YEAR-TO-DATE

Net sales for the segment were $586 million and $685 million for the six months ended June 30, 2009 and 2008, respectively. The decline in sales primarily resulted from previously announced reductions in foodservice volume in North America from discontinuing products and contracts that were not sufficiently profitable. For the six months ended June 30, 2009, 100% of retail value-added salad volume was Fresh Express branded, versus 95% for the same period in 2008. The total volume of retail value-added salads sold in the six months ended June 30, 2009 declined 4% compared to the same period in 2008, while Fresh Express branded volume increased 1%. Pricing of retail value-added salads for the six months ended June 30, 2009 was flat compared to the same period in 2008.

Operating income for the segment was $43 million for the six months ended June 30, 2009 compared to an operating loss of $2 million for the six months ended June 30, 2008, primarily due to network efficiencies and cost reductions in manufacturing that have resulted in significant, sustainable improvements in North American value-added salad operations. Year-over-year improvement is expected for the second half of 2009 compared to the second half of 2008 due to the absence of a $375 million goodwill impairment charge recorded in the fourth quarter of 2008 and to the network efficiencies and sustainable cost reductions achieved in 2009. In the second half of 2009, the company plans to invest in consumer marketing and innovation and faces competitive pressures from the continuing trend in grocery retail toward more private-label products, especially in lower-priced items. In addition, salad consumption is seasonally lower in the fourth quarter.

Salads and Healthy Snacks segment operating results for the six-month period improved due to:

•	$20 million of lower costs from improved network efficiencies, partially offset by increases in costs resulting from product mix.

•	$17 million of lower commodity inputs, such as fuel and packaging material costs.

•	$6 million in favorable pricing and product mix in foodservice.

•	$3 million of lower selling, general, administrative and innovation costs.

•	$4 million in lower operating loss from the expansion of the Just Fruit in a Bottle line of products, the company’s fresh fruit smoothie product sold in Europe.

These items were partly offset by:

•	$6 million from reduction of volume, primarily in foodservice.

OTHER PRODUCE SEGMENT – YEAR-TO-DATE

Net sales for the segment were $168 million and $154 million in the six months ended June 30, 2009 and 2008, respectively. Operating income for the segment was $7 million and $8 million for the six months ended June 30, 2009 and 2008, respectively.

CORPORATE

The company’s corporate expenses were $18 million and $15 million for the second quarters of 2009 and 2008, respectively, and $38 million and $25 million for the six months ended June 30, 2009 and 2008, respectively. Corporate expenses increased primarily due to increased incentive compensation accruals, self-insured healthcare costs, legal fees and costs associated with incremental workforce reductions during the first quarter in 2009.

OTHER INCOME

During the quarter and six months ended June 30, 2008, the company recognized $9 million of other income, or $6 million net of income tax, from the resolution of claims and receipt of refunds of certain non-income taxes paid between 1980 and 1990 in Italy.

RELOCATION OF EUROPEAN HEADQUARTERS

In late October 2008, the company committed to relocate its European headquarters from Belgium to Switzerland, which the company believes will optimize its long-term tax structure. The company approved a collective dismissal agreement (“Social Plan”) in accordance with Belgian legal and labor requirements, which defined the severance benefits for employees who were not eligible for relocation or elected not to relocate. The relocation affected approximately 100 employees and is expected to conclude in 2009. The relocation did not affect employees in sales offices, ports and other field offices throughout Europe. In connection with the relocation, the company expects to incur total costs of approximately $19 million. Through June 30, 2009, the company has recorded aggregate costs of $16 million, of which $4 million were incurred in the second quarter of 2009, $5 million were incurred in the first quarter of 2009, $5 million were incurred in the fourth quarter of 2008 and $2 million were incurred prior to the company’s commitment to the relocation plan. See Note 2 to the Condensed Consolidated Financial Statements for further description.

INTEREST AND TAXES

Interest expense was $16 million and $19 million for the second quarters of 2009 and 2008, respectively. Interest expense was $32 million and $45 million for the six months ended June 30, 2009 and 2008, respectively. Interest expense includes $9 million in the first quarter of 2008 for the write-off of deferred financing fees as a result of refinancing the company’s credit facility.

Effective January 1, 2009, the company retrospectively adopted FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including partial cash settlement),” which changed the accounting method for the company’s $200 million of 4.25% Convertible Senior Notes due 2016. FSP No. APB 14-1 required the company to decrease the carrying amount of the debt and to increase interest expense and equity. Incremental interest expense as a result of the adoption was $2 million and $1 million in the second quarters of 2009 and 2008, respectively, and $3 million and $2 million for the six months ended June 30, 2009 and 2008, respectively; however, this does not change the amount of cash paid for interest. See Note 4 to the Condensed Consolidated Financial Statements for a full description of the impact of FSP No. APB 14-1.

The company’s effective tax rate varies from period to period due to the level and mix of income generated in its various domestic and foreign jurisdictions and due to the seasonality of the business. The company has not historically generated U.S. federal taxable income on an annual basis; however, the company did generate U.S. federal taxable income for the quarter and six months ended June 30, 2009 and 2008, which was fully offset by the utilization of net operating loss carryforwards (“NOLs”). Even though NOLs have been utilized in these interim periods, the company’s remaining NOLs continue to have full valuation allowances. The company’s taxable earnings are substantially from foreign operations being taxed in jurisdictions at a net effective rate lower than the U.S. statutory rate. No U.S. taxes have been accrued on foreign earnings because those earnings have been or are expected to be permanently invested in foreign operating assets.

In total, income taxes were a net expense of $5 million and $6 million for the second quarters of 2009 and 2008, respectively, including gross income tax benefits of $1 million in both periods. Income taxes were a net expense of $1 million and $6 million in the six months ended June 30, 2009 and 2008, respectively, including $8 million and $6 million of gross income tax benefits, respectively. Approximately $4 million of the gross income tax benefits for the six months ended June 30, 2009 related to the sale of the company’s operations in the Ivory Coast in the first quarter of 2009. The remainder of the gross income tax benefits in the second quarters and six months ended 2009 and 2008 primarily resulted from the resolution of tax contingencies in various jurisdictions. See Note 8 to the Condensed Consolidated Financial Statements for further discussion of income taxes.

Financial Condition – Liquidity and Capital Resources

The company believes that its cash level, cash flow generated by operating subsidiaries and borrowing capacity will provide sufficient cash reserves and liquidity to fund the company’s working capital needs, capital expenditures and debt service requirements for the next twelve months and thereafter.

Management also believes that the company has ample liquidity and a solid capital structure. The company has no debt maturities of more than $20 million in any year until 2014. At June 30, 2009, the company had total cash and equivalents of $159 million and $128 million of available borrowing capacity under its revolving credit facility, which provides significant financial covenant flexibility and is placed with a syndicate of commercial banks. The company borrowed $38 million in the first quarter of 2009 under its revolving credit facility for normal seasonal working capital needs and repaid the full balance in the second quarter of 2009. The company is in compliance with the financial covenants of its credit facility and expects to remain in compliance for at least twelve months from the date of this filing. See Note 4 to the Condensed Consolidated Financial Statements for further description of the company’s debt agreements and financing activities.

The company’s $159 million balance of cash and equivalents at June 30, 2009 was comprised of either bank deposits or amounts invested in money market funds. A subsidiary of the company has a €12 million ($17 million) uncommitted credit line for bank guarantees to be used primarily for payments due under import licenses and duties in European Union countries. At June 30, 2009, the company had an equal amount of cash equivalents in a compensating balance arrangement related to this uncommitted credit line.

Operating cash flow was $107 million and $109 million for the six months ended June 30, 2009 and 2008, respectively. Operating cash flow decreased from the year-ago period primarily due to higher working capital compared to the prior period. For the full year, working capital is expected to be a source of cash in 2009 compared to a use of cash in 2008.

Capital expenditures were $22 million and $21 million for the six months ended June 30, 2009 and 2008, respectively. The company will increase its expected capital expenditures in 2009 by approximately $15 million in order to rebuild and repair levees and other farm and port infrastructure that were damaged by an earthquake in Honduras and Guatemala in May 2009. The company expects to recover a portion of these investments from insurance proceeds. The operations of these farms and ports were not significantly affected by the earthquake. Until repairs are completed over the next several months, the affected areas are at an increased risk of flooding.

At current fuel prices the company also has significant obligations under its bunker fuel hedging arrangements. At June 30, 2009, the liability for bunker fuel forward (swap) contracts was $19 million, of which $4 million is expected to settle in the next twelve months, with the remainder settling through 2011. The ultimate amounts due, if any, for bunker fuel forward contracts will depend upon fuel prices at the dates of settlement. Bunker fuel hedging gains and losses are recognized when the hedging contracts settle. Because fuel hedging obligations arise from a decline in fuel prices, the company expects that any realized obligation would be offset by a decrease in the cost of underlying fuel purchases and, as a result, that operating cash flows or seasonal working capital borrowing capacity will be sufficient to cover these obligations, if any. See further discussion of the company’s hedging activities under “Item 3 - Quantitative and Qualitative Disclosures About Market Risk.”

The company has not made dividend payments since 2006, and any future dividends would require approval by the board of directors. Under the Credit Facility, CBL may distribute cash to CBII, the parent company, for routine CBII operating expenses, interest payments on CBII’s 7 1 /2% and 8 7/8% Senior Notes, the Convertible Notes and payment of certain other specified CBII liabilities. At June 30, 2009, distributions to CBII, other than for normal overhead expenses, interest on the 7 1/2% and 8 7/8% Senior Notes and interest on the Convertible Notes, were limited to approximately $100 million annually.

Risks of International Operations

The company has international operations in many foreign countries, including those in Central America, the Philippines and parts of Africa, along with its selling and distribution activities in North America, Europe, Asia and the Middle East. These activities are subject to risks inherent in operating in these countries, such as government regulation including permit requirements, currency restrictions and other restraints, burdensome taxes, risks of expropriation, threats to employees, political instability, terrorist activities, including extortion, and risks of U.S. and foreign governmental action in relation to the company. Should such circumstances occur, the company might need to curtail, cease or alter its activities in a particular region or country.

See “Part II, Item 1 – Legal Proceedings” in this Quarterly Report on Form 10-Q and Note 12 to the Condensed Consolidated Financial Statements for a further description of legal proceedings and other risks.

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

*    *    *    *    *

This quarterly report contains certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond the control of Chiquita, including: the customary risks experienced by global food companies, such as prices for commodity and other inputs, currency exchange rate fluctuations, industry and competitive conditions (all of which may be more unpredictable in light of uncertainty in the global economic environment), government regulations, food safety and product recalls affecting the company or the industry, labor relations, taxes, political instability and terrorism; unusual weather events, conditions or crop risks; access to and cost of financing; any negative operating or other impacts from the relocation of the company’s European headquarters to Switzerland; and the outcome of pending litigation and governmental investigations involving the company, as well as the legal fees and other costs incurred in connection with such items.

The forward-looking statements speak as of the date made and are not guarantees of future performance. Actual results or developments may differ materially from the expectations expressed or implied in the forward-looking statements, and the company undertakes no obligation to update any such statements.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Management – Financial Instruments” in the company’s 2008 Annual Report on Form 10-K. As of June 30, 2009, the only material changes from the information presented in the Form 10-K are contained in the information provided below.

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

At July 31, 2009, the company had hedging coverage for approximately three-fourths of its expected remaining net euro cash flow exposure for 2009 and approximately one-third of its expected net exposure for 2010 at average rates of $1.41 and $1.39 per euro, respectively.

The company’s shipping operations are exposed to the risk of rising fuel prices. Although the company sold its twelve ships in 2007, it is still responsible for purchasing fuel for these ships, which are chartered back under long-term leases. To reduce the risk of rising fuel prices, the company enters into bunker fuel forward contracts that allow the company to lock in fuel prices up to three years in the future. Bunker fuel forward contracts can offset increases in market fuel prices or can result in higher costs from declines in market fuel prices, but in either case reduce the volatility of changing fuel prices in the company’s results. At July 31, 2009, the company had hedging coverage for approximately three-fourths of its expected fuel purchases through 2011 at average bunker fuel swap rates of $352, $481 and $439 per metric ton in 2009, 2010 and 2011, respectively.

Hedging instruments are carried at fair value on the company’s Condensed Consolidated Balance Sheets, with potential gains and losses deferred in “Accumulated other comprehensive income of continuing operations” until the hedged transaction occurs (the euro-denominated sale or fuel purchase to which the hedging instrument was intended to apply) to the extent that the hedges are effective. At June 30, 2009, the fair value of the purchased euro put options and bunker fuel forward contracts was a net liability of less than $1 million, of which $12 million is included in “Other current assets” and $13 million in “Other liabilities” in the Condensed Consolidated Balance Sheet. A hypothetical 10% increase in the euro currency rates would have resulted in a decline in fair value of the purchased euro put options of approximately $13 million at June 30, 2009. However, the company expects that any decline in the fair value of purchased euro put options would be more than offset by an increase in the dollar realization of the underlying sales denominated in foreign currencies. A hypothetical 10% decrease in bunker fuel rates would have resulted in a decline in fair value of the bunker fuel swaps of approximately $24 million at June 30, 2009. However, the company expects that any decline in the fair value of bunker fuel forward contracts would be offset by a decrease in the cost of underlying fuel purchases.

See Note 5 to the Condensed Consolidated Financial Statements for additional discussion of the company’s hedging activities. See Note 6 to the Condensed Consolidated Financial Statements for additional discussion of fair value measurements, as it relates to the company’s hedging instruments.

DEBT INSTRUMENTS

The company is exposed to interest rate risk on its variable rate debt, which was $188 million at June 30, 2009 (see Note 4 to the Condensed Consolidated Financial Statements). A 1% change in interest rates would result in a change to interest expense of approximately $2 million annually.

The company has $584 million principal balance of fixed rate debt, which includes the 7 1/2 % Senior Notes due 2014, the 8 7/8 % Senior Notes due 2015 and the 4.25% Convertible Senior Notes due 2016. The $200 million principal balance of the Convertible Notes is greater than their $124 million carrying value due to the application of FSP No. APB 14-1 as described in Note 4 to the Condensed Consolidated Financial Statements. Although the Condensed Consolidated Balance Sheets do not present debt at fair value, a hypothetical 0.50% increase in interest rates would have resulted in a decline in the fair value of the company’s fixed-rate debt of approximately $10 million at June 30, 2009.

Item 4 - Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic filings with the SEC is (a) accumulated and communicated to the company’s management in a timely manner and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of June 30, 2009, an evaluation was carried out by management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of that date.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The company also maintains a system of internal accounting controls, which includes internal control over financial reporting, that is designed to provide reasonable assurance that the company’s financial records can be relied on for preparation of its consolidated financial statements in accordance with generally accepted accounting principles and that its assets are safeguarded against loss from unauthorized use or disposition. An evaluation was carried out by management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, of the company’s internal control over financial reporting. Based upon that evaluation, management concluded that during the quarter ended June 30, 2009, there were no changes in the company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II - Other Information

Item 1 - Legal Proceedings

The information included in Note 12 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q is incorporated by reference into this Item.

Reference is made to the discussion under “Part I, Item 3 – Legal Proceedings – Personal Injury Cases” in the company’s Annual Report on Form 10-K for the year ended December 31, 2008 and the discussion under “Part II, Item I – Legal Proceedings” in the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, regarding the DBCP cases pending in California and the Philippines. In the California cases, the claims of approximately 2,600 plaintiffs from Guatemala and Honduras were dismissed in May 2009, and there are now approximately 3,500 plaintiffs from Costa Rica and Panama in those cases.

Item 4 - Submission of Matters to a Vote of Security Holders

In connection with the company’s Annual Meeting of Shareholders on May 20, 2009, proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. The following votes (representing 89% of the shares eligible to vote) were cast at that meeting:

1.	Election of Directors

	Votes
Name	For	Against	Withheld

Fernando Aguirre	32,947,651	—	6,535,374
Kerrii B. Anderson	38,831,311	—	651,714
Howard W. Barker, Jr.	32,994,978	—	6,488,047
William H. Camp	22,861,683	—	16,621,342
Robert W. Fisher	32,972,782	—	6,510,243
Clare M. Hasler	33,085,024	—	6,398,001
Durk I. Jager	33,081,057	—	6,401,968
Jaime Serra	22,783,329	—	16,699,696
Steven P. Stanbrook	22,876,269	—	16,606,756

2.	Ratify appointment of PricewaterhouseCoopers LLP as the company’s independent registered public accounting firm

	Votes
	For	Against	Abstain	Broker Non-Vote
Ratify PricewaterhouseCoopers LLP	38,703,569	763,848	15,608	—

Item 5 - Other Information

In June 2009, several executive officers adopted written stock trading plans (“10b5-1 Plans”) in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for the purpose of selling shares in an amount corresponding to a portion of taxes due upon vesting of restricted stock unit awards. In the future, additional executive officers may enter into similar 10b5-1 Plans and any of these 10b5-1 Plans may be extended or replaced with similar plans.

In accordance with the terms of the company’s Stock and Incentive Plan, participants may elect to surrender to the company a portion of the shares they would otherwise be entitled to receive upon vesting of a restricted stock unit award to cover tax withholding due upon vesting. Because tax laws and accounting rules limit the amount which can be withheld upon vesting to cover applicable taxes, each of these 10b5-1 Plans provides for the sale of an incremental amount of shares corresponding to the amount of taxes that are expected to be due in excess of the required statutory minimum tax withholding. The sales under the 10b5-1 Plans will occur on the vesting dates of the awards except that, in accordance with the company’s 10b5-1 guidelines, for shares vesting before the beginning of the company’s next window period following adoption of a 10b5-1 Plan, the corresponding sales will not occur until the opening of the window period, three business days after release of the company’s next quarterly financial results.

All of the foregoing 10b5-1 Plans are in accordance with the company’s stock ownership guidelines. Shares sold pursuant to any plans will be disclosed publicly through Form 4 filings required by the SEC and, if required, Form 144 filings.

Item 6 - Exhibits

Exhibit 10.1 – Chiquita Brands International, Inc. Chiquita Stock and Incentive Plan, conformed to include amendments through July 7, 2009.

Exhibit 10.2 – Form of Restricted Stock Award and Agreement with non-management directors approved on July 15, 2009 used after July 15, 2009.

Exhibit 10.3 – Form of Restricted Stock Award and Agreement for employees, including executive officers, approved on July 15, 2009, applicable to grantees who may attain “Retirement” prior to issuance of the shares.

Exhibit 10.4 – Form of Restricted Stock Award and Agreement for employees, including executive officers, approved on July 15, 2009, applicable to grantees who will not attain “Retirement” prior to issuance of the shares.

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

August 7, 2009