Form 10-Q
period 2009-09-30
CHIQUITA BRANDS INTERNATIONAL INC
filed 2009-10-28
CIK 101063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 23, 2009, there were 44,764,351 shares of Common Stock outstanding.

CHIQUITA BRANDS INTERNATIONAL, INC.

PART I - Financial Information

Item  1 - Financial Statements

CHIQUITA BRANDS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per share amounts)

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
	2009	2008*	2009	2008*
Net sales	$800,993	$840,031	$2,597,125	$2,770,104

Operating expenses:
Cost of sales	669,142	733,976	2,127,705	2,321,469
Selling, general and administrative	90,658	94,399	261,946	274,660
Depreciation	13,385	14,152	39,263	47,608
Amortization	2,573	2,457	7,721	7,368
Equity in earnings of investees	(83)	(910)	(16,284)	(6,996)
Relocation of European headquarters	2,032	875	11,260	1,698

	777,707	844,949	2,431,611	2,645,807

Operating income (loss)	23,286	(4,918)	165,514	124,297

Interest income	1,703	2,242	4,173	5,324
Interest expense	(15,329)	(18,456)	(47,335)	(63,902)
(Loss) gain on debt extinguishment, net	(179)	9,573	(179)	9,573
Other income	—	—	—	8,622

Income (loss) from continuing operations before income taxes	9,481	(11,559)	122,173	83,914
Income tax (expense) benefit	(4,400)	4,200	(5,000)	(1,500)

Income (loss) from continuing operations	5,081	(7,359)	117,173	82,414
Income from discontinued operations, net of income taxes	—	371	—	2,282

Net income (loss)	$5,081	$(6,988)	$117,173	$84,696

Earnings per common share - basic:
Continuing operations	$0.11	$(0.16)	$2.63	$1.89
Discontinued operations	—	—	—	0.06

	$0.11	$(0.16)	$2.63	$1.95

Earnings per common share - diluted:
Continuing operations	$0.11	$(0.16)	$2.58	$1.85
Discontinued operations	—	—	—	0.05

	$0.11	$(0.16)	$2.58	$1.90

*	Amounts differ from those previously reported due to the adoption of new accounting standards related to the company’s Convertible Notes as described in Note 4.

See Notes to Condensed Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share amounts)

	September 30, 2009	December 31, 2008*	September 30, 2008*
ASSETS

Current assets:
Cash and equivalents	$176,203	$77,267	$170,085
Trade receivables (less allowances of $10,131, $9,132 and $10,016)	287,577	295,681	319,537
Other receivables, net	154,124	134,667	105,248
Inventories	205,471	214,198	225,630
Prepaid expenses	33,403	41,169	40,968
Other current assets	—	1,794	47,823

Total current assets	856,778	764,776	909,291
Property, plant and equipment, net	319,918	332,445	325,022
Investments and other assets, net	133,577	131,374	161,087
Trademarks	449,085	449,085	449,085
Goodwill	176,584	175,384	552,791
Other intangible assets, net	127,400	135,121	137,576

Total assets	$2,063,342	$1,988,185	$2,534,852

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt of subsidiaries	$15,147	$10,495	$10,670
Accounts payable	279,750	294,635	298,238
Accrued liabilities	159,126	138,887	153,074

Total current liabilities	454,023	444,017	461,982

Long-term debt of parent company	483,649	504,158	527,579
Long-term debt of subsidiaries	170,145	182,658	185,261
Accrued pension and other employee benefits	56,811	59,154	56,109
Deferred gain – sale of shipping fleet	67,037	78,410	82,202
Deferred tax liabilities	103,209	104,359	106,484
Other liabilities	64,426	91,028	65,884

Total liabilities	1,399,300	1,463,784	1,485,501

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value (44,727,150, 44,407,103 and 44,289,165 shares outstanding, respectively)	447	444	443
Capital surplus	806,912	797,779	796,123
(Accumulated deficit) retained earnings	(106,588)	(223,761)	189,630
Accumulated other comprehensive (loss) income of continuing operations	(36,729)	(50,061)	63,155

Total shareholders’ equity	664,042	524,401	1,049,351

Total liabilities and shareholders’ equity	$2,063,342	$1,988,185	$2,534,852

*	Amounts differ from those previously reported due to the adoption of new accounting standards related to the company’s Convertible Notes as described in Note 4.

See Notes to Condensed Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2009	2008*
Cash provided (used) by:
OPERATIONS
Net income	$117,173	$84,696
Income from discontinued operations	—	(2,282)
Depreciation and amortization	46,984	54,976
Write-off of deferred financing fees	—	8,670
Loss (gain) on debt extinguishment, net	179	(9,573)
Amortization of discount on Convertible Notes	4,987	3,725
Equity in earnings of investees	(16,284)	(6,996)
Amortization of gain on sale of the shipping fleet	(11,373)	(11,373)
Changes in current assets and liabilities and other	22,531	(75,523)

Operating cash flow from continuing operations	164,197	46,320

INVESTING
Capital expenditures	(39,220)	(31,835)
Net proceeds from sales of:
Atlanta AG, net of $13,743 cash included in the net assets of Atlanta AG on the date of sale	—	88,974
Asia joint venture	4,200	—
Other long-term assets	2,467	6,668
Acquisition of businesses	—	(3,171)
Other, net	379	(932)

Investing cash flow from continuing operations	(32,174)	59,704

FINANCING
Issuance of long-term debt	—	400,000
Repurchases and repayments of long-term debt	(33,132)	(386,626)
Fees and other issuance costs for long-term debt	41	(19,392)
Borrowings under the revolving credit facility	38,000	57,000
Repayments of the revolving credit facility	(38,000)	(57,719)
Proceeds from exercise of stock options/warrants	4	12,334

Financing cash flow from continuing operations	(33,087)	5,597

Cash flow from continuing operations	98,936	111,621

DISCONTINUED OPERATIONS
Operating cash flow, net	—	13,645
Investing cash flow, net	—	(513)
Financing cash flow, net	—	(2,772)

Cash flow from discontinued operations	—	10,360

Increase in cash and equivalents	98,936	121,981
Less: Intercompany change in cash and equivalents of discontinued operations	—	(13,160)

Increase in cash and equivalents of continuing operations	98,936	108,821

Balance at beginning of period	77,267	61,264

Balance at end of period	$176,203	$170,085

*	Amounts differ from those previously reported due to the adoption of new accounting standards related to the company’s Convertible Notes as described in Note 4.

See Notes to Condensed Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Interim results for Chiquita Brands International, Inc. (“CBII”) and subsidiaries (collectively, with CBII, “Chiquita” or the “company”) are subject to significant seasonal variations typical to the industry and are not indicative of the results of operations for a full fiscal year. Historically, the company’s results during the third and fourth quarters have been weaker than in the first half of the year due to increased availability of competing fruits and resulting lower banana prices as well as lower consumption of salads in the fourth quarter. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the results of the interim periods shown have been made. Subsequent events have been considered through October 28, 2009, which is the date the financial statements were issued.

See Notes to Consolidated Financial Statements included in the company’s 2008 Annual Report on Form 10-K for additional information relating to the company’s Consolidated Financial Statements.

Note 1 – Earnings Per Share

Basic and diluted earnings per common share (“EPS”) are calculated as follows:

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
(In thousands, except per share amounts)	2009	2008*	2009	2008*
Income (loss) from continuing operations	$5,081	$(7,359)	$117,173	$82,414
Income from discontinued operations	—	371	—	2,282

Net income (loss)	$5,081	$(6,988)	$117,173	$84,696

Weighted average common shares outstanding (used to calculate basic EPS)	44,652	44,244	44,546	43,537
Dilutive effect of warrants, stock options and other stock awards	546	—	854	1,045

Shares used to calculate diluted EPS	45,198	44,244	45,400	44,582

Earnings per common share - basic:
Continuing operations	$0.11	$(0.16)	$2.63	$1.89
Discontinued operations	—	—	—	0.06

	$0.11	$(0.16)	$2.63	$1.95

Earnings per common share - diluted:
Continuing operations	$0.11	$(0.16)	$2.58	$1.85
Discontinued operations	—	—	—	0.05

	$0.11	$(0.16)	$2.58	$1.90

*	Amounts differ from those previously reported due to the adoption of new accounting standards related to the company’s Convertible Notes as described in Note 4.

The assumed conversions to common stock of the company’s outstanding warrants, stock options, other stock awards and 4.25% Convertible Senior Notes due 2016 (“Convertible Notes”) are excluded from the diluted net income per common share computations for periods in which these items, on an individual basis, have an anti-dilutive effect on diluted EPS. For the quarter and nine months ended September 30, 2009, the effect of the Convertible Notes would have been anti-dilutive because the average trading price of the common shares was below the initial conversion price of $22.45 per share.

If the company had generated net income for the third quarter of 2008, 45.4 million shares would have been used to calculate diluted EPS in that quarter. All remaining warrants to purchase common shares at $19.23 were anti-dilutive and expired on March 19, 2009.

Note 2 – European Headquarters Relocation

During the fourth quarter of 2008, the company committed to relocate its European headquarters from Belgium to Switzerland to optimize its long-term tax structure. The relocation, which was substantially complete at September 30, 2009, affected approximately 100 employees who were required to continue providing services until specified termination dates in order to be eligible for a one-time termination benefit. Employees in sales offices, ports and other field offices throughout Europe were not affected. In connection with the relocation, the company incurred aggregate costs of approximately $18 million through September 30, 2009, including approximately $11 million of one-time termination benefits and approximately $7 million of relocation, recruiting and other costs. The company expects remaining relocation costs will be less than $1 million and will be incurred in the fourth quarter of 2009. Expense for one-time termination benefits was accrued over each individual’s required service period, and the company expects the majority of the remaining accruals will be paid in the fourth quarter of 2009. Relocation and recruiting costs were expensed as incurred. Other costs associated with the relocation that were incurred before the company had committed to the plan have been reclassified for comparative purposes, and totaled approximately $2 million through September 30, 2008.

A reconciliation of the accrual for the relocation that is included in “Accrued liabilities” is as follows:

(In thousands)	One-Time Termination Costs	Relocation, Recruiting and Other Costs	Total
December 31, 2008	$3,884	$922	$4,806
Amounts expensed	4,763	326	5,089
Amounts paid	(1,364)	(855)	(2,219)
Currency translation	(164)	—	(164)

March 31, 2009	7,119	393	7,512

Amounts expensed	2,237	1,902	4,139
Amounts paid	(5,912)	(1,986)	(7,898)
Currency translation	82	—	82

June 30, 2009	3,526	309	3,835

Amounts expensed	(248)	2,280	2,032
Amounts paid	(1,418)	(1,948)	(3,366)
Currency translation	194	—	194

September 30, 2009	$2,054	$641	$2,695

Note 3 – Inventories

(In thousands)	September 30, 2009	December 31, 2008	September 30, 2008
Bananas	$55,015	$44,910	$50,274
Salads	6,715	4,264	8,240
Other fresh produce	3,624	2,632	2,775
Processed food products	14,690	20,705	16,486
Growing crops	67,837	83,554	84,111
Materials, supplies and other	57,590	58,133	63,744

	$205,471	$214,198	$225,630

Note 4 – Debt

Debt consists of the following:

(In thousands)	September 30, 2009	December 31, 2008*	September 30, 2008*
Parent company:

7 1/2% Senior Notes due 2014	$179,092	$195,328	$207,928
8 7/8% Senior Notes due 2015	179,185	188,445	200,830
4.25% Convertible Senior Notes due 2016	125,372	120,385	118,821

Long-term debt of parent company	483,649	504,158	527,579

Subsidiaries:

Credit Facility Revolver	—	—	—
Credit Facility Term Loan	185,000	192,500	195,000
Other loans	292	653	931
Less current portion	(15,147)	(10,495)	(10,670)

Long-term debt of subsidiaries	170,145	182,658	185,261

Total long-term debt	$653,794	$686,816	$712,840

*	Amounts differ from those previously reported due to the adoption of new accounting standards related to the Convertible Notes as described below.

In September 2009, the company repurchased $25 million principal amount of its Senior Notes in the open market at a small discount, consisting of $16 million of the 7 1/2% Senior Notes and $9 million of the 8 7/8% Senior Notes. These repurchases resulted in a small extinguishment loss, including the write off of deferred financing fees and transaction costs. In October 2009, the company repurchased an additional $6 million principal amount of 7 1/2% Senior Notes, for par value.

In September 2008, the company repurchased $66 million principal amount of its Senior Notes at a discount in the open market with a portion of the net proceeds from the sale of Atlanta AG (see Note 13), consisting of $42 million of the 7 1/2% Senior Notes and $24 million of the 8 7/8% Senior Notes. These repurchases resulted in an extinguishment gain of $10 million, net of deferred financing fee write-offs and transaction costs. In October 2008, the company repurchased an additional $13 million principal amount of 7 1/2% Senior Notes and $12 million principal amount of 8 7/8% Senior Notes at a discount, resulting in an additional net extinguishment gain of $4 million in the fourth quarter of 2008.

4.25% CONVERTIBLE SENIOR NOTES

On February 12, 2008, the company issued $200 million of 4.25% convertible senior notes due 2016 (“Convertible Notes”) for approximately $194 million in net proceeds, which were used to repay subsidiary debt. Interest on the Convertible Notes is payable semiannually in arrears at a rate of 4.25% per annum, beginning August 15, 2008.

The Convertible Notes:

•	are unsecured, unsubordinated obligations of the parent company and rank equally with the company’s 7 1/2% Senior Notes and 8 7/8% Senior Notes (the “Senior Notes”).

•

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

•

may be settled upon conversion in shares, in cash or in any combination thereof at the company’s option, unless the company makes an “irrevocable net share settlement election,” in which case any Convertible Notes tendered for conversion will be settled with a cash amount equal to the principal portion together with shares of the company’s common stock to the extent that the obligation exceeds such principal portion. Although the company initially reserved 11.8 million shares for issuance upon conversions of the Convertible Notes, the company’s current intent and policy is to settle any conversion of the Convertible Notes as if it had elected to make the net share settlement.

•	are callable for redemption beginning February 19, 2014, under certain circumstances relating to the company’s common stock trading price.

CHANGE IN METHOD OF ACCOUNTING FOR CONVERTIBLE NOTES

On January 1, 2009, the company adopted new accounting standards related to convertible debt instruments, which required a change in the company’s accounting method for the Convertible Notes. Prior periods have been adjusted to reflect this change.

The company’s Convertible Notes are required to be accounted for in two components: (i) a debt component included in “Long-term debt of parent company” recorded at the estimated fair value upon issuance of a similar debt instrument without the debt-for-equity conversion feature; and (ii) an equity component included in “Capital surplus” representing the estimated fair value of the conversion feature at the date of issuance. This separation results in the debt being carried at a discount compared to the principal. This discount is then accreted to the carrying value of the debt component using the effective interest rate method over the expected life of the Convertible Notes (through the 2016 maturity date).

To estimate the fair value of the debt component on the date of issuance, the company discounted the principal balance to result in an effective interest rate of 12.50%, which was the estimated interest rate that would have been required for the company to have issued a similar debt instrument without the debt-for-equity conversion feature on the date the Convertible Notes were issued. The fair value of the equity component was estimated as the difference between the full principal amount and the estimated fair value of the debt component, net of an allocation of issuance costs and income tax effects. These fair value estimates are Level 3 measurements (described in Note 6) and will be reconsidered in the event that any of the Convertible Notes are converted. The effective interest rate on the debt component for each of the quarters ended September 30, 2009 and 2008 was 12.50%.

The carrying amounts of the debt and equity components of the Convertible Notes, after the retrospective application of the new accounting standards, are as follows:

(In thousands)	September 30, 2009	December 31, 2008	September 30, 2008
Principal amount of debt component[1]	$200,000	$200,000	$200,000
Unamortized discount	(74,628)	(79,615)	(81,179)

Net carrying amount of debt component	$125,372	$120,385	$118,821

Equity component	$84,904	$84,904	$84,904
Issuance costs and income taxes	(3,210)	(3,210)	(3,210)

Equity component, net of issuance costs and income taxes	$81,694	$81,694	$81,694

[1]	As of September 30, 2009, the Convertible Notes’ “if-converted” value did not exceed their principal amount because the company’s share price was below the conversion price of the Convertible Notes.

The interest expense related to the Convertible Notes was as follows:

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
(In thousands)	2009	2008	2009	2008
4.25% coupon interest	$2,125	$2,125	$6,375	$5,383
Amortization of deferred financing fees	123	214	370	536
Retrospective effect of allocating deferred financing fees to the equity component	—	(91)	—	(228)
Amortization of discount on the debt component	1,713	1,517	4,987	3,725

Total interest expense related to the Convertible Notes	$3,961	$3,765	$11,732	$9,416

The effect of the retrospective application of these new accounting standards is as follows:

Income Statement Data:

	Quarter Ended September 30, 2008			Nine Months Ended September 30, 2008
(In thousands, except per share amounts)	Previously Reported	Impact of Change in Accounting Standards	As Adjusted	Previously Reported	Impact of Change in Accounting Standards	As Adjusted
Interest expense	$17,030	$1,426	$18,456	$60,405	$3,497	$63,902
Income (loss) from continuing operations	(5,933)	(1,426)	(7,359)	85,911	(3,497)	82,414
Net income (loss)	(5,562)	(1,426)	(6,988)	88,193	(3,497)	84,696
Earnings per common share – Basic:
Continuing operations	$(0.13)	$(0.03)	$(0.16)	$1.97	$(0.08)	$1.89
Discontinued operations	—	—	—	0.06	—	0.06

	$(0.13)	$(0.03)	$(0.16)	$2.03	$(0.08)	$1.95

Earnings per common share – Diluted:
Continuing operations	$(0.13)	$(0.03)	$(0.16)	$1.93	$(0.08)	$1.85
Discontinued operations	—	—	—	0.05	—	0.05

	$(0.13)	$(0.03)	$(0.16)	$1.98	$(0.08)	$1.90

Balance Sheet Data:

	December 31, 2008			September 30, 2008
(In thousands)	Previously Reported	Impact of Change in Accounting Standards	As Adjusted	Previously Reported	Impact of Change in Accounting Standards	As Adjusted
Investments and other assets, net	$134,150	$(2,776)	$131,374	$163,954	$(2,867)	$161,087
Total assets	1,990,961	(2,776)	1,988,185	2,537,719	(2,867)	2,534,852

Long-term debt of parent company	583,773	(79,615)	504,158	608,758	(81,179)	527,579
Deferred tax liability	104,244	115	104,359	106,369	115	106,484
Total liabilities	1,543,284	(79,500)	1,463,784	1,566,565	(81,064)	1,485,501

Capital surplus	716,085	81,694	797,779	714,429	81,694	796,123
Retained earnings (accumulated deficit)	(218,791)	(4,970)	(223,761)	193,127	(3,497)	189,630
Total equity	447,677	76,724	524,401	971,154	78,197	1,049,351

CREDIT FACILITY

On March 31, 2008, Chiquita Brands L.L.C. (“CBL”), the main operating subsidiary of CBII, entered into a $350 million senior secured credit facility (“Credit Facility”) that replaced the remaining portions of a prior credit facility. The Credit Facility matures on March 31, 2014 and consists of a $200 million senior secured term loan (the “Term Loan”) and a $150 million senior secured revolving credit facility (the “Revolver”). The Revolver may be increased to $200 million under certain conditions.

The Term Loan bears interest at a rate at the company’s option of either: (i) the “Base Rate” plus 2.75% to 3.50%; or (ii) LIBOR plus 3.75% to 4.50%. The interest rate spread in each case is based on the company’s consolidated adjusted leverage ratio. The “Base Rate” is the higher of the lender’s prime rate and the Federal Funds Effective Rate plus 0.50%. Through September 2008, the terms of the Credit Facility set the interest rate for the Term Loan at LIBOR plus 4.25%. The interest rate was 4.06%, 5.95% and 6.75%, at September 30, 2009, December 31, 2008 and September 30, 2008, respectively. The Term Loan requires quarterly principal repayments of $2.5 million through March 31, 2010 and quarterly principal repayments of $5.0 million thereafter for the life of the loan, with any remaining balance to be paid upon maturity at March 31, 2014. Borrowings under the Term Loan were used to extinguish the prior credit facility, including the $47 million balance of the prior revolving credit facility.

The Revolver bears interest at a rate at the company’s option of either: (i) the “Base Rate” plus 2.00% to 2.75%; or (ii) LIBOR plus 3.00% to 3.75%. The interest rate spread in each case is based on the company’s consolidated adjusted leverage ratio. The company is required to pay a fee of 0.50% per annum on the daily unused portion of the Revolver. The Revolver contains a $100 million sub-limit for letters of credit, subject to a $50 million sub-limit for non-U.S. currency letters of credit. At September 30, 2009, there were no borrowings under the Revolver, and approximately $22 million of credit availability was used to support issued letters of credit, leaving approximately $128 million of availability; there were no borrowings under the Revolver at December 31, 2008 or September 30, 2008. Based on the company’s September 30, 2009 leverage ratio, the borrowing rate for the Revolver would be either the Base Rate plus 2.00% or LIBOR plus 3.00%.

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

The Credit Facility contains two financial maintenance covenants, an operating company leverage covenant of 3.50x and a fixed charge covenant of 1.15x, for the life of the facility, and no holding company or consolidated leverage covenant. At September 30, 2009, the company was in compliance with the financial covenants of the Credit Facility. Repurchases of the Senior Notes in September and October 2009 and 2008 did not affect the financial maintenance covenants of the Credit Facility because they were repurchased by CBL as permitted investments under the terms of the Credit Facility. Although these repurchased Senior Notes were not retired, the company does not intend to resell or re-issue any of them.

The Credit Facility also places customary limitations on the ability of CBL and its subsidiaries to incur additional debt, create liens, dispose of assets, carry out mergers and acquisitions and make investments and capital expenditures, as well as limitations on CBL’s ability to make loans, distributions or other transfers to CBII. However, payments to CBII are permitted: (i) whether or not any event of default exists or is continuing under the Credit Facility, for all routine operating expenses in connection with the company’s normal operations and to fund certain liabilities of CBII (including interest payments on the Senior Notes and Convertible Notes) and (ii) subject to no continuing event of default and compliance with the financial covenants, for other financial needs, including (A) payment of dividends and distributions to the company’s shareholders and (B) repurchases of the company’s common stock. At September 30, 2009, distributions to CBII, other than for normal overhead expenses and interest on the company’s Senior Notes and Convertible Notes, were limited to approximately $125 million. The Credit Facility also requires that the net proceeds of significant asset sales be used within 180 days to prepay outstanding amounts, unless those proceeds are reinvested in the company’s business.

Note 5 – Hedging

Derivative instruments are recognized at fair value in the Condensed Consolidated Balance Sheets. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of “Accumulated other comprehensive income of continuing operations” and reclassified into net income in the same period during which the hedged transaction affects net income. Gains and losses on derivatives representing hedge ineffectiveness are recognized in net income currently. See further information regarding fair value measurements of derivatives in Note 6.

The company purchases euro put option contracts to hedge the cash flow and earnings risks that any significant decline in the value of the euro would have on the conversion of euro-based revenue into U.S. dollars. Purchased euro put options require an upfront premium payment and can reduce these risks in the event of significant future declines in the value of the euro, without limiting the benefit received from a stronger euro. Foreign currency hedging costs charged to the Condensed Consolidated Statements of Income reduce any favorable impact of the exchange rate on U.S. dollar realizations of euro-denominated sales. These purchased euro put options are designated as cash flow hedging instruments. At September 30, 2009, unrealized net losses of $6 million on the company’s purchased euro put options were deferred in “Accumulated other comprehensive income of continuing operations,” of which $5 million would be reclassified to net income, if realized, in the next twelve months.

Most of the company’s foreign operations use the U.S. dollar as their functional currency. As a result, balance sheet translation adjustments due to currency fluctuations are recognized currently in “Cost of sales” in the Condensed Consolidated Statements of Income. To minimize the resulting volatility, the company also enters into 30-day euro forward contracts each month to economically hedge the net monetary assets exposed to euro exchange rates. These 30-day euro forward contracts are not designated as hedging instruments, and gains and losses on these forward contracts are recognized currently in “Cost of sales” in the Condensed Consolidated Statements of Income. In the third quarter of 2009, the company recognized $5 million of losses on 30-day euro forward contracts, and $8 million of income from fluctuations in the value of the net monetary assets exposed to euro exchange rates. For the nine months ended September 30, 2009, the company recognized $8 million of losses on 30-day euro forward contracts, and $9 million of income from fluctuations in the value of the net monetary assets exposed to euro exchange rates.

The company also enters into bunker fuel forward contracts for its shipping operations, which permit it to lock in fuel purchase prices for up to three years and thereby minimize the volatility that changes in fuel prices could have on its operating results. Although the company sold its twelve ships in June 2007, it is still responsible for purchasing fuel for these ships, which are being chartered back under long-term leases. These bunker fuel forward contracts are designated as cash flow hedging instruments. Unrealized losses of $20 million on the bunker fuel forward contracts were deferred in “Accumulated other comprehensive income of continuing operations” at September 30, 2009, of which $9 million would be reclassified to net income, if realized, during the next twelve months.

At September 30, 2009, the company’s portfolio of derivatives consisted of the following:

	Notional Amount	Average Rate/Price		Settlement Period

Derivatives designated as hedging instruments:

Currency derivatives:
Purchased euro put options	€74 million	$1.44/		€2009
Purchased euro put options	€165 million	$1.39/		€2010

Fuel derivatives:
3.5% Rotterdam Barge:
Bunker fuel forward contracts	47,259 mt	$343/mt		2009
Bunker fuel forward contracts	185,765 mt	$474/mt		2010
Bunker fuel forward contracts	185,233 mt	$434/mt		2011
Singapore/New York Harbor:
Bunker fuel forward contracts	10,941 mt	$372/mt		2009
Bunker fuel forward contracts	47,993 mt	$506/mt		2010
Bunker fuel forward contracts	48,719 mt	$460/mt		2011

Derivatives not designated as hedging instruments:

30-day euro forward contracts	€100 million	$1.47/	€	Oct. 2009

Activity related to the company’s derivative assets and liabilities designated as hedging instruments is as follows:

(In thousands)	Purchased Euro Putt Options	Bunker Fuel Forward Contracts

Balance at December 31, 2008	$47,239	$(79,002)
Realized (gains) losses included in net income	(5,893)	7,039
Purchases[1]	—	—
Changes in fair value	3,825	5,655

Balance at March 31, 2009	45,171	(66,308)

Realized losses included in net income	1,611	1,755
Purchases[1]	—	—
Changes in fair value	(28,214)	45,403

Balance at June 30, 2009	18,568	(19,150)

Realized (gains) losses included in net income	2,479	(2,462)
Purchases[1]	—	—
Changes in fair value	(14,302)	1,018

Balance at September 30, 2009	$6,745	$(20,594)

[1]

Purchases represent the cash premiums paid upon the purchase of euro put options. Bunker fuel forward contracts require no up-front cash payment and have an initial fair value of zero; instead any gain or loss on the forward contracts (swaps) is settled in cash upon the maturity of the forward contracts.

The following table summarizes the fair values of the company’s derivative instruments on a gross basis and the location of these instruments on the Condensed Consolidated Balance Sheet at September 30, 2009. To the extent derivatives in an asset position and derivatives in a liability position are with the same counterparty, they are netted in the Condensed Consolidated Balance Sheets because the company enters into master netting arrangements with each of its hedging partners.

	Derivatives in an Asset Position		Derivatives in a Liability Position
(In thousands)	Balance Sheet Location	Sept. 30, 2009	Balance Sheet Location	Sept. 30, 2009

Derivatives designated as hedging instruments:
Purchased euro put options	Accrued liabilities	$6,287		$—
Purchased euro put options	Other liabilities	458		—
Bunker fuel forward contracts		—	Accrued liabilities	8,790
Bunker fuel forward contracts		—	Other liabilities	11,804

		6,745		20,594
Derivatives not designated as hedging instruments:

30-day euro forward contracts	Accrued liabilities	134		—

Total derivatives		$6,879		$20,594

The following table summarizes the effect of the company’s derivatives designated as cash flow hedging instruments on OCI and earnings:

	Quarter Ended September 30, 2009			Nine Months Ended September 30, 2009
	Purchased Euro Put Options	Bunker Fuel Forward Contracts	Total Impact	Purchased Euro Put Options	Bunker Fuel Forward Contracts	Total Impact
(In thousands)

Gain (loss) recognized in OCI on derivative (effective portion)	$(9,309)	$1,052	$(8,257)	$(23,222)	$50,557	$27,335

Gain (loss) reclassified from accumulated OCI into income (effective portion)[1]	(77)	2,462	2,385	9,148	(6,332)	2,816

Gain (loss) recognized in income on derivative (ineffective portion)[2]	—	(34)	(34)	—	1,519	1,519

[1]	Gain (loss) reclassified from accumulated OCI into income (effective portion) is included in “Net sales” for purchased euro put options and “Cost of sales” for bunker fuel forward contracts.
[2]	Gain (loss) recognized in income on derivative (ineffective portion), if any, is included in “Net sales” for purchased euro put options and “Cost of sales” for bunker fuel forward contracts.

Note 6 – Fair Value Measurements

Fair value is the price to hypothetically sell an asset or transfer a liability in an orderly manner in the principal market for that asset or liability. Accounting standards prioritize the use of observable inputs in measuring fair value. The level of a fair value measurement is determined entirely by the lowest level input that is significant to the measurement. The three levels are (from highest to lowest):

Level 1	–	observable prices in active markets for identical assets and liabilities;

Level 2	–	observable inputs other than quoted market prices in active markets for identical assets and liabilities, which include quoted prices for similar assets or liabilities in an active market and market-corroborated inputs; and

Level 3	–	unobservable inputs.

At September 30, 2009, the company carried the following financial assets and (liabilities) at fair value:

		Fair Value Measurements Using
(In thousands)	Sept. 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Purchased euro put options	$6,745	$—	$6,745	$—
Bunker fuel forward contracts	(20,594)	—	—	(20,594)
30-day euro forward contracts	134	—	134	—
Available-for-sale investment	3,272	3,272	—	—

	$(10,443)	$3,272	$6,879	$(20,594)

At December 31, 2008, the company carried the following financial assets and (liabilities) at fair value:

		Fair Value Measurements Using
(In thousands)	Dec. 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Purchased euro put options	$47,239	$—	$47,239	$—
Bunker fuel forward contracts	(79,002)	—	—	(79,002)
30-day euro forward contracts	1,832	—	1,832	—
Available-for-sale investment	3,199	3,199	—	—

	$(26,732)	$3,199	$49,071	$(79,002)

At September 30, 2008, the company carried the following financial assets at fair value:

		Fair Value Measurements Using
(In thousands)	Sept. 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Purchased euro put options	$21,503	$—	$21,503	$—
Bunker fuel forward contracts	58,856	—	58,856	—
30-day euro forward contracts	161	—	161	—
Available-for-sale investment	3,927	3,927	—	—

	$84,447	$3,927	$80,520	$—

The company values fuel hedging positions by applying an observable discount rate to the current forward prices of identical hedge positions. The company values currency hedging positions by utilizing observable or market-corroborated inputs such as exchange rates, volatility and forward yield curves. The company trades only with counterparties that meet certain liquidity and creditworthiness standards. Consideration of non-performance risk is required when valuing derivative instruments, and the company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments to reflect the full credit default spread (“CDS”) applied to a net exposure by counterparty. When there is a net asset position, the company uses the counterparty’s CDS, which is generally an observable input; when there is a net liability position, the company uses its own estimated CDS, which is an unobservable input. Therefore, when purchased euro put options or bunker fuel forward contracts are assets, they are generally a Level 2 measurement, and when they are liabilities, they are generally a Level 3 measurement. CDS is not significant to the fair value measurement of 30-day euro forward contracts. At September 30, 2009, the company’s adjustment for non-performance risk (relative to a measure based on unadjusted LIBOR), reduced the company’s derivative assets for purchased euro put options by less than $1 million and reduced the derivative liabilities for bunker fuel forward contracts by approximately $1 million. See further discussion and tabular disclosure of hedging activity in Note 5.

The company did not elect to carry its debt at fair value. The carrying values of the company’s debt represent amortized cost and are summarized below with estimated fair values:

	September 30, 2009		December 31, 2008
(In thousands)	Carrying value	Estimated fair value	Carrying value	Estimated fair value

Financial instruments not carried at fair value:

Parent company debt:
7 1/2% Senior Notes	$(179,092)	$(176,000)	$(195,328)	$(133,000)
8 7/8% Senior Notes	(179,185)	(185,000)	(188,445)	(126,000)
4.25% Convertible Senior Notes[1]	(125,372)	(197,000)	(120,385)	(154,000)

Subsidiary debt:
Term Loan (Credit Facility)	(185,000)	(174,000)	(192,500)	(150,000)
Other	(292)	(200)	(653)	(600)

[1]

The principal amount of the Convertible Notes is $200 million. The carrying amount of the Convertible Notes is less than the principal amount due to the adoption of new accounting standards for Convertible Notes as described in Note 4.

The fair value of the parent company debt is based on quoted market prices (Level 1). The term loan may be traded on the secondary loan market, and the fair value of the term loan is based on either the last available trading price, if recent, or trading prices of comparable debt (Level 3). The carrying amounts of cash and equivalents, accounts receivable and accounts payable approximate fair value.

The company adopted the new accounting standards for fair value measurements for financial assets and financial liabilities effective January 1, 2008. In February 2008, the effective date of the fair value standards for nonfinancial assets and nonfinancial liabilities was postponed until fiscal years beginning after November 15, 2008 and, accordingly, the company adopted these standards for nonfinancial assets and nonfinancial liabilities effective January 1, 2009. Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in goodwill and other intangible asset impairment analyses and in the valuation of assets held for sale. The company reviews goodwill and trademarks for impairment annually, during each fourth quarter, or earlier if circumstances indicate the possibility of impairment.

Note 7 – Pension and Severance Benefits

Net pension expense from the company’s defined benefit and severance plans is primarily comprised of severance plans covering Central American employees and consists of the following:

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
(In thousands)	2009	2008	2009	2008

Defined benefit and severance plans:
Service cost	$1,267	$1,577	$3,801	$4,723
Interest on projected benefit obligation	1,438	1,195	4,303	3,583
Expected return on plan assets	(424)	(505)	(1,271)	(1,516)
Recognized actuarial loss (gain)	(31)	158	(93)	472
Amortization of prior service cost	32	16	96	49

	$2,282	$2,441	$6,836	$7,311

Note 8 – Income Taxes

The company’s effective tax rate varies from period to period due to the level and mix of income generated in its various domestic and foreign jurisdictions and due to the seasonality of the business. The company has not historically generated U.S. federal taxable income on an annual basis; however, the company did generate U.S. federal taxable income for the quarter and nine months ended September 30, 2009, which was fully offset by the utilization of net operating loss carryforwards (“NOLs”). Even though NOLs have been utilized in these interim periods, the company’s remaining NOLs continue to have full valuation allowances. A substantial portion of the company’s taxable earnings are from foreign operations being taxed in jurisdictions at a net effective rate lower than the U.S. statutory rate. No U.S. taxes have been accrued on foreign earnings because those earnings have been or are expected to be permanently invested in foreign operating assets.

In the ordinary course of business, there are many transactions and calculations where the ultimate income tax determination is uncertain. The company establishes reserves for income tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes, penalties and interest could be due. Provisions for and changes to these reserves, as well as the related interest and penalties, are included in “Income tax (expense) benefit” in the Condensed Consolidated Statements of Income. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If the first step determines that tax position is “more-likely-than-not” to be sustained upon examination, the second step is to measure the tax position to determine the accrual to be recognized in the Condensed Consolidated Balance Sheet. At September 30, 2009, the company had unrecognized tax benefits of approximately $18 million, of which $15 million, if recognized, will impact the company’s effective tax rate. Interest and penalties included in income taxes were less than $1 million for each of the quarters ended September 30, 2009 and 2008, respectively, and $2 million for each of the nine-month periods ended September 30, 2009 and 2008, respectively. The cumulative interest and penalties included in the Condensed Consolidated Balance Sheet at September 30, 2009 were $11 million.

Income tax expense includes $1 million and $4 million in benefits due to the resolution of tax contingencies in various jurisdictions for the third quarters of 2009 and 2008, respectively. Income tax expense for the nine months ended September 30, 2009 and 2008 includes $9 million in benefits from the resolution of tax contingencies and the sale of the company’s operations in the Ivory Coast and $9 million in benefits from the resolution of tax contingencies, respectively. During the next twelve months, it is reasonably possible that unrecognized tax benefits impacting the effective tax rate could be recognized as a result of the expiration of statutes of limitation in the amount of $4 million plus accrued interest and penalties.

Note 9 – Stock-Based Compensation

Stock compensation expense totaled $3 million and $4 million for the third quarters of 2009 and 2008, respectively, and $11 million and $9 million for the nine months ended September 30, 2009 and 2008, respectively. This expense relates primarily to restricted stock unit awards and the company’s long-term incentive program.

Note 10 – Comprehensive Income

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
(In thousands)	2009	2008	2009	2008
Income (loss) from continuing operations	$5,081	$(7,359)	$117,173	$82,414
Realization of cumulative translation adjustments[1]	—	—	(11,040)	—
Unrealized foreign currency translation losses	(335)	(1,806)	(938)	(512)
Change in fair value of available-for-sale investment	29	739	73	(2,586)
Change in fair value of derivatives	(8,257)	(22,428)	27,335	32,487
Realization of gains into net income from OCI	(2,385)	(11,775)	(2,816)	(11,505)
Pension liability adjustments	(4)	410	718	(14)

Comprehensive (loss) income from continuing operations	(5,871)	(42,219)	130,505	100,284

Income from discontinued operations	—	371	—	2,282
Unrealized foreign currency translation gains (losses)	—	(135)	—	8,524
Realization of gains into net income from OCI[2]	—	(58,202)	—	(58,202)
Pension liability adjustments	—	4	—	498

Comprehensive loss from discontinued operations	—	(57,962)	—	(46,898)

Comprehensive (loss) income	$(5,871)	$(100,181)	$130,505	$53,386

[1]	Realization of cumulative translation adjustments into net income from other comprehensive income resulting from the sale of operations in the Ivory Coast.
[2]	Realization of gains into net income from other comprehensive income resulting from the sale of Atlanta AG.

Note 11 – Segment Information

The company reports three business segments:

•	Bananas: The Banana segment includes the sourcing (purchase and production), transportation, marketing and distribution of bananas.

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

Financial information for each segment follows:

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
(In thousands)	2009	2008	2009	2008
Net sales:
Bananas	$471,698	$473,521	$1,513,390	$1,564,333
Salads and Healthy Snacks	288,895	324,650	875,060	1,009,917
Other Produce	40,400	41,860	208,675	195,854

	$800,993	$840,031	$2,597,125	$2,770,104

Operating income (loss):
Bananas	$22,363	$21,559	$161,988	$171,326
Salads and Healthy Snacks	24,151	(8,447)	66,925	(10,673)
Other Produce	(2,134)	224	5,120	8,166
Corporate	(19,062)	(17,379)	(57,255)	(42,824)
Relocation of European headquarters	(2,032)	(875)	(11,264)	(1,698)

	$23,286	$(4,918)	$165,514	$124,297

Note 12 – Commitments and Contingencies

The company had accruals including accrued interest in the Condensed Consolidated Balance Sheets of $11 million at September 30, 2009 and $16 million at December 31, 2008 and September 30, 2008 related to the plea agreement with the U.S. Department of Justice described below. As of September 30, 2009, the company determined that losses from the other contingent liabilities described below, while they may be material, are not probable and, therefore, no other amounts have been accrued.

COLOMBIA-RELATED MATTERS

DOJ Settlement. As previously disclosed, in March 2007, the company entered into a plea agreement with the U.S. Department of Justice (“DOJ”) relating to payments made by the company’s former Colombian subsidiary to a Colombian paramilitary group designated under U.S. law as a foreign terrorist organization. The company had previously voluntarily disclosed these payments to the DOJ as having been made by its Colombian subsidiary to protect its employees from risks to their safety if the payments were not made. Under the terms of the plea agreement, the company pled guilty to one count of Engaging in Transactions with a Specially-Designated Global Terrorist Group without having first obtained a license from the U.S. Department of Treasury’s Office of Foreign Assets Control. The company agreed to pay a fine of $25 million, payable in five equal annual installments with interest. In September 2007, the U.S. District Court for the District of Columbia approved the plea agreement. The DOJ had earlier announced that it would not pursue charges against any current or former company executives. Pursuant to customary provisions in the plea agreement, the Court placed the company on corporate probation for five years, during which time the company must not violate the law and must implement and/or maintain certain business processes and compliance programs; violation of these requirements could result in setting aside the principal terms of the plea agreement, including the amount of the fine imposed. The company recorded a charge of $25 million in its consolidated financial statements for the quarter and year ended December 31, 2006. The company paid the first three $5 million annual installments in September 2007, 2008 and 2009, respectively. Of the remaining $10 million liability at September 30, 2009, $5 million due within one year is included in “Accrued liabilities” and $5 million due thereafter is included in “Other liabilities” on the Condensed Consolidated Balance Sheet. Interest is payable with the final payment.

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

The company maintains general liability insurance policies that should provide coverage for the types of costs involved in defending the tort lawsuits described above. However, the company’s primary general liability insurers have at various times disputed their obligation to pay these costs in whole or in part. In September 2008, the company filed suit in the Common Pleas Court of Hamilton County, Ohio against three of the company’s primary general liability insurers seeking (i) a declaratory judgment with respect to the insurers’ obligation to reimburse the company for defense costs that it has incurred (and will incur) in connection with the defense of the tort claims described above; and (ii) an award of damages for the insurers’ breach of their contractual obligation to reimburse the company for these costs. In December 2008, the three primary insurers sued by the company filed a third-party claim against a fourth primary insurer of Chiquita. That insurer responded by filing a counterclaim against those three insurers, and a declaratory relief claim against the company. In December 2008, the company also filed a motion for partial summary judgment against the three insurers sued by the company, which seeks to establish immediately the obligation of those insurers to reimburse past and future defense expenses. In February 2009, the company filed a similar motion against the fourth primary general liability insurer. The insurers filed cross-motions for summary judgment in May 2009. In August 2009, Chiquita reached a settlement agreement with one of the primary insurers it had sued. In accordance with the terms of this settlement, this insurer has paid and will continue to pay a portion of defense costs. As to the claims pending against the other insurers, in September 2009, the Court issued a decision granting summary judgment on the company’s motion concerning the insurers’ duty to defend the tort lawsuits that fall within the insurers’ policy periods. The Court denied the company’s summary judgment motion as to the number of occurrences; this issue will be determined at a trial scheduled for May 2010. Notwithstanding the Court’s decisions as to the three primary insurers involved in the coverage suit who did not settle, there can be no assurance that any claims under the applicable policies will result in insurance recoveries from these insurers. A fifth primary insurer that is not a party to the coverage suit is insolvent.

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

The SLC has reached an agreement in principle with plaintiffs’ counsel to settle the derivative litigation. The proposed settlement, which is subject to execution of formal settlement documentation and court approval, provides for the adoption of certain governance and compliance changes by the company, as well as the payment of attorneys’ fees to plaintiffs’ counsel in an amount that is not material to the company’s financial statements.

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

ITALIAN CUSTOMS CASES

In October 2004, the company’s Italian subsidiary, Chiquita Italia, received the first of several notices from various customs authorities in Italy stating that it is potentially liable for additional duties and taxes on the import of bananas by Socoba S.r.l. (“Socoba”) from 1998 to 2000 for sale to Chiquita Italia. The claims aggregate approximately €27 million ($39 million), plus interest to date currently estimated at approximately €20 million ($29 million). The customs authorities claim that the amounts are due because these bananas were imported with licenses that were subsequently determined to have been forged and that Chiquita Italia should be jointly liable with Socoba because (a) Socoba was controlled by the former general manager of Chiquita Italia and (b) the import transactions benefited Chiquita Italia, which arranged for Socoba to purchase the bananas from another Chiquita subsidiary and, after customs clearance, sell them to Chiquita Italia. Chiquita Italia is contesting these claims through appropriate proceedings, principally on the basis of its good faith belief at the time the import licenses were obtained and used that they were valid. In connection with these claims, there are also criminal proceedings pending in Italy against certain individuals alleged to have been involved. A claim has been filed in one of these proceedings seeking to obtain a civil recovery against Chiquita Italia for damages, should there ultimately be a criminal conviction and a finding of damages against the individuals. Chiquita Italia believes it has meritorious defenses against this claim. In addition, the company does not expect that any liability which could arise from this claim would significantly increase the company’s potential liability, as any such liability would be offset to the extent of any amounts that might be due upon final judgment in the civil cases described below.

In October 2006, Chiquita Italia received notice in one proceeding, in a court of first instance in Trento, that the court had determined that it was jointly liable for a claim of €5 million plus interest. Chiquita Italia has appealed this finding; the applicable appeal in Trento involves a review of the facts and law applicable to the case and the appellate court can render a decision that disregards or substantially modifies the lower court’s opinion. In March 2007, Chiquita Italia received notice in a separate proceeding that the court of first instance in Genoa had determined that it was not liable for a claim of €7 million plus interest. In April 2008, the customs authorities appealed this decision. In March 2009, the appellate court in Genoa reversed the decision of the lower court. Chiquita Italia filed an appeal with the Court of Cassation (highest level of appeal in Italy) in July 2009. In August 2007, Chiquita Italia received notice that the court of first instance in Alessandria had determined that Chiquita Italia was liable for a claim of less than €0.5 million. Chiquita Italia appealed this finding and, as in the Trento proceeding, the Alessandria appeal will involve a review of the entire factual record and legal arguments of the case. A fourth case has been submitted to the court of first instance in Aosta, relating to a claim of €2 million plus interest. The Aosta, Trento and Alessandria cases have been stayed pending the resolution of a case brought by Socoba in the court of first instance of Rome on the issue of whether the licenses used by Socoba should be regarded as genuine in view of the apparent inability to distinguish between genuine and forged licenses. Chiquita Italia is also seeking a stay of the Genoa case pending a decision in the Rome Socoba case. A final hearing in the Rome case is scheduled for May 2010 and a decision would be expected later in 2010. Chiquita believes it has meritorious defenses against all of these claims. No other civil proceedings have been filed in other jurisdictions, and counsel does not consider it likely that similar additional claims will be made, as these would be time-barred.

Under Italian law, the claimed amounts in the Trento and Alessandria cases have become due and payable notwithstanding the pending appeals and the stay of the Alessandria case. Chiquita Italia has entered into an agreement with the Italian authorities to pay the amounts due, €7 million ($10 million), including interest, in 36 monthly installments. Payments began in March 2009. Chiquita Italia may also be required to pay €13 million ($19 million), including interest, in respect of the Genoa case, although it is seeking suspension of these payments pending resolution of the Rome case. If Chiquita Italia ultimately prevails in its appeals, any amounts paid would be reimbursed with interest.

In early March 2008, Chiquita Italia was required to provide documents and information to the Italian fiscal police at its offices in Rome in connection with a criminal investigation into imports of bananas by Chiquita Italia during 2004-2005, and the payment of customs duties on these imports. The focus of the investigation was on the importation process used by Chiquita International Limited to sell bananas to various holders of so-called Type A import licenses, which holders in turn imported the bananas and resold them to Chiquita Italia or other Chiquita entities. The company believes that all of the transactions under investigation were legitimate under both Italian and European Union (“EU”) law at all times, that the types of transactions apparently under investigation were widely accepted by competent authorities across the EU and by the European Commission (“EC”), and that all of the underlying import transactions were entirely genuine. In the event that Italian prosecutors determine to pursue this matter, the legal representatives of Chiquita Italia during these years could be charged under the applicable provisions of Italian law and Chiquita Italia could be considered to be civilly liable for damages, including applicable duties, taxes and penalties. Chiquita Italia is vigorously defending all of the transactions at issue.

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

As part of the broad investigations triggered by the company’s voluntary notification, the EC is continuing to investigate certain alleged conduct in southern Europe. The company continues to cooperate with that investigation, which could continue into 2010, under the terms of the EC’s previous grant of conditional immunity. Conditional immunity from fines that could otherwise be imposed as a result of the investigation was granted at the commencement of the 2005 investigation subject to certain conditions, including continuing cooperation and other requirements. However, if the EC were to determine that the company had not complied with the conditions for immunity, a matter which the EC will review as part of its investigation, then the company could be subject to fines, which, if imposed, could be substantial. The company does not believe that the reporting of these matters or the cessation of the conduct has had or should in the future have any material adverse effect on the regulatory or competitive environment in which it operates.

OTHER

In November 2007, the company received a favorable decision from the court of second instance in Turin, Italy, for the refund of certain consumption taxes paid between 1980 and 1990. The company recognized other income of $9 million, or $6 million net of tax, when this refund was received in the second quarter of 2008. In March 2008, the company received a favorable decision from the court of second instance in Rome, Italy for the refund of additional consumption taxes paid between 1980 and 1990. The Italian Finance Administration’s right to appeal this decision expired in May 2009. The Italian Finance Administration has not yet agreed to pay the amount due, which is approximately $5 million, or $4 million net of tax. The refund will be recognized as “Other income” when any refund is received. The company has a number of other similar claims pending in different Italian jurisdictions and any gains that may occur will be recognized as the related gain contingencies are resolved. The November 2007 Turin and the March 2008 Rome rulings have no binding effect on the claims in other jurisdictions, which may take years to resolve.

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

Note 13 – Divestitures and Discontinued Operations

SALE OF INTEREST IN ASIA JOINT VENTURE

The company has operated in Asia primarily through the Chiquita-Unifrutti joint venture (“Asia JV”), which was engaged in the distribution of fresh bananas and pineapples from the Philippines to Japan, Korea and the Middle East. In August 2009, the company sold its 50% interests in the Asia JV to its former joint venture partner. In connection with the sale, the company entered into new long-term agreements with the former joint venture partner for (a) shipping and supply of bananas sold in the Middle East under terms substantially similar to those of the previous joint venture arrangement and (b) licensing of the Chiquita brand for sales of whole fresh bananas and pineapples in Japan and Korea.

The sale proceeds included $4 million of cash, $58 million in notes receivable over 10 years, which is recognized at a discounted value under the effective interest rate method, and certain contingent consideration, of which approximately $12 million is classified as a current asset. Prior to the transaction, the company had accounted for its investment in the Asia JV using the equity method, and subsequent to the transaction, sales and expenses related to selling bananas in the Middle East will be fully reflected in the company’s income statements. At the August 2009 transaction date, the carrying value of the company’s investment in the Asia JV was $52 million. The company did not recognize a gain or loss on the transaction, but did recognize contingent consideration that was determined to be probable of receipt up to an amount at which the carrying value would be recovered. Additional contingent consideration that would result in a gain or that is not assessed as probable of receipt will be recorded when realized.

SALE OF IVORY COAST OPERATIONS

In January 2009, the company sold its operations in the Ivory Coast. The sale resulted in a pre-tax gain of approximately $4 million included in “Cost of sales,” including realization of $11 million of cumulative translation gains. Income tax benefits of approximately $4 million were recognized in the first quarter of 2009 related to these operations.

DISCONTINUED OPERATIONS

In August 2008, the company sold its subsidiary, Atlanta AG, for aggregate consideration of (i) €65 million ($97 million), of which €6 million ($8 million) is being held in escrow for up to 18 months to secure any potential obligations of the company under the agreement, and (ii) contingent consideration based on future performance criteria. In connection with the sale, the company contracted with Atlanta to continue to serve as the company’s preferred supplier of banana ripening and distribution services in Germany, Austria and Denmark for at least five years. The sale and related services agreement resulted in a net gain on the sale of less than $1 million and a $2 million income tax benefit to continuing operations from the reversal of certain valuation allowances.

Beginning in the second quarter of 2008, the company reported the Atlanta operations as discontinued operations, and for comparative purposes, prior periods were restated. Previously, approximately three-fourths of the assets of discontinued operations were included in the Other Produce segment, with the remainder included in the Banana segment.

Note 14 – New Accounting Standards

In June 2009, the FASB established the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification superseded all existing non-SEC accounting and reporting standards, with limited exceptions to allow recently issued non-SEC accounting and reporting standards to be incorporated into the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative.

The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, Emerging Issues Task Force Abstracts, or FASB Interpretations. Instead, it will issue Accounting Standards Updates (“ASU”), which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. The Codification was not intended to change GAAP and did not affect the company’s accounting methods, but it did change the way the accounting standards are organized and presented, particularly in descriptions of significant accounting policies. The Codification is effective for interim and annual periods ending after September 15, 2009.

In June 2009, the FASB issued new accounting standards that amend the evaluation criteria to identify the primary beneficiary of a variable interest entity and require ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. These accounting standards are effective for annual reporting periods that begin after November 15, 2009 and interim periods within those fiscal years. They are not expected to have a material impact on the company’s Condensed Consolidated Financial Statements.

In May 2009, the FASB issued new accounting standards for subsequent events, which establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. These standards were effective prospectively for interim and annual periods ending after June 15, 2009 and did not have a material impact on the Condensed Consolidated Financial Statements.

In April 2009, the FASB issued new accounting standards for the initial recognition and measurement, subsequent measurement and accounting and disclosure of assets acquired and liabilities assumed arising from contingencies in a business combination. These standards were effective for the first annual reporting period on or after December 31, 2008. Their impact on the company’s Condensed Consolidated Financial Statements will depend on the number and size of acquisition transactions, if any, engaged in by the company in the future.

In December 2008, the FASB issued new accounting standards that expand annual disclosure of plan assets of a defined benefit pension or other postretirement plan, including fair value disclosures. These standards are effective for fiscal years ending after December 15, 2009, and the company is currently assessing their impact on its Condensed Consolidated Financial Statements.

In November 2008, the Emerging Issues Task Force (“EITF”) issued new accounting standards that clarified accounting for certain transactions and impairment considerations involving equity-method investments. These standards became effective prospectively for fiscal years beginning on or after

December 15, 2008 and interim periods within those fiscal years and have not had a material impact on the company’s Condensed Consolidated Financial Statements.

In June 2008, the EITF issued new accounting standards for determining whether an option or warrant on an entity’s own shares is eligible for the equity classification. These standards became effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and have not had a material impact on the Condensed Consolidated Financial Statements.

In May 2008, the FASB issued new accounting standards related to accounting for convertible debt instruments that may be settled in cash upon conversion, which changed the company’s accounting method for its Convertible Notes. See Note 4 for further discussion of this adoption. Prior to the Codification, these standards were included in FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including partial cash settlement).”

In April 2008, the FASB issued new accounting standards relating to factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. These standards became effective prospectively for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Any future impact of these standards on the company’s Condensed Consolidated Financial Statements will depend on the number and size of future acquisitions, if any.

In March 2008, the FASB issued new accounting standards that amend and expand the disclosure requirements for derivative instruments and hedging activities, which were effective for fiscal years beginning after November 15, 2008 and interim periods with those fiscal years. These new disclosure requirements became effective for the company January 1, 2009 and are included in Note 5 of the company’s Condensed Consolidated Financial Statements.

In December 2007, the FASB issued new accounting standards for noncontrolling interests in consolidated financial statements which require: (a) noncontrolling interests in subsidiaries to be separately presented within equity; (b) consolidated net income to be adjusted to include the net income attributable to a noncontrolling interest; (c) consolidated comprehensive income to be adjusted to include the comprehensive income attributed to a noncontrolling interest; (d) additional disclosures; and (e) a noncontrolling interest to continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance. These new accounting standards were effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and did not materially impact the company’s Condensed Consolidated Financial Statements.

In December 2007, the FASB issued new accounting standards for business combinations that expand the existing guidance related to transactions in obtaining control of a business and the related recognition and measurement of assets, liabilities, contingencies, goodwill and intangible assets. These accounting standards became effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Any future impact of these standards on the company’s Condensed Consolidated Financial Statements will depend on the number and size of acquisition transactions, if any, engaged in by the company.

See Note 6 for additional information on new accounting standards related to fair value measurements.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The company’s profitability for both the quarter and the nine months ended September 30, 2009 improved significantly compared to the year-ago period primarily due to sustainable improvements in the company’s North American value-added salad operations and lower borrowing costs. The company’s results are subject to significant seasonal variations and interim results are not indicative of the results of operations for the full fiscal year. The company’s results during the third and fourth quarters are generally weaker than in the first half of the year due to increased availability of competing fruits and resulting lower banana prices, as well as seasonally lower consumption of salads in the fourth quarter.

For a further description of the challenges and risks facing the company, see the Overview section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I – Item 1A – Risk Factors” in the company’s 2008 Annual Report on Form 10-K and discussion below.

Operations

NET SALES

Net sales for the third quarter of 2009 were $801 million, down 5% from the third quarter of 2008. Net sales for the nine months ended September 30, 2009 were $2.6 billion, down 6% from the year-ago period. The decreases resulted from previously disclosed reductions in foodservice volumes in North American value-added salad operations as a result of discontinuing products and contracts that were not sufficiently profitable and from lower European exchange rates.

OPERATING INCOME

Operating income for the third quarter of 2009 was $23 million compared to an operating loss of $5 million for the third quarter of 2008. Operating income was $166 million and $124 million for the nine months ended September 30, 2009 and 2008, respectively. The improvement in operating income was primarily due to network efficiencies and cost reductions that have resulted in significant, sustainable improvements in North American value-added salad operations. Results in banana operations improved during the third quarter of 2009, but were lower than the previous year for the nine months ended September 30, 2009. Higher local European banana pricing partially offset lower European exchange rates and higher costs due to incremental sourcing and logistics costs related to flooding in Costa Rica and Panama in the fourth quarter of 2008.

REPORTABLE SEGMENTS

The company reports three business segments: Bananas; Salads and Healthy Snacks; and Other Produce. Segment descriptions and results can be found in Note 11 to the Condensed Consolidated Financial Statements. The company does not allocate certain corporate expenses to the reportable segments; these expenses are included in “Corporate” or “Relocation of European headquarters.” Intercompany transactions between segments are eliminated.

BANANA SEGMENT – THIRD QUARTER

Net sales for the segment were $472 million and $474 million for the third quarters of 2009 and 2008, respectively. Lower volume in Core Europe (defined below) and lower European exchange rates were offset by higher volume in the Mediterranean and the Middle East and higher local pricing in Core Europe. In North America, banana prices were relatively unchanged from the year-ago quarter, despite a significant decline in fuel surcharges, on slightly higher volume.

Operating income for the segment was $22 million for each of the third quarters of 2009 and 2008.

Banana segment operating income for the third quarter improved due to:

•	$13 million from higher local pricing in Europe, the Mediterranean and the Middle East.

•	$2 million from higher volume in North America.

These items were partly offset by:

•	$6 million from higher sourcing and logistics costs, including $3 million of temporary incremental costs related to flooding in Panama and Costa Rica in the fourth quarter of 2008.

•	$5 million from lower volume in Core Europe.

•	$3 million from lower European currency exchange rates, after similar currency hedging results and a $5 million improvement related to exchange-driven working capital fluctuations.

The company has simplified the presentation of price and volume data in the Banana segment to be more consistent with its internal analysis following the sale of the company’s interest in the Asia JV (defined below). The percentage changes in the company’s banana prices in 2009 compared to 2008 were as follows:

	Q3	YTD
North America [1]	(0.2)%	4.9%

Core Europe: [2]
U.S. dollar basis [3]	3.0%	(3.8)%
Local currency	9.7%	7.4%

The company’s banana sales volumes4 (in 40-pound box equivalents) were as follows:

(In millions, except percentages)	Q3 2009	Q3 2008	% Change	YTD 2009	YTD 2008	% Change
North America	15.7	15.3	2.6%	46.9	46.6	0.6%
Europe and the Middle East:
Core Europe [2]	9.8	11.6	(15.5)%	33.4	36.8	(9.2)%
Mediterranean and Middle East [5]	5.8	3.6	61.1%	13.9	10.1	37.6%

[1]	North America pricing includes fuel-related and other surcharges.
[2]	Core Europe includes the 27 member states of the European Union, Switzerland, Norway and Iceland. Bananas are primarily sold in euros in Core Europe.
[3]	Prices on a U.S. dollar basis exclude the impact of hedging.
[4]	Volume sold includes all banana varieties, such as Chiquita to Go, Chiquita minis, organic bananas and plantains.
[5]	Mediterranean markets are mainly European and Mediterranean countries that do not belong to the European Union. Prior period figures include reclassifications for comparative purposes.

The average spot and hedged euro exchange rates were as follows:

(Dollars per euro)	Q3 2009	Q3 2008	% Change	YTD 2009	YTD 2008	% Change
Euro average exchange rate, spot	$1.42	$1.51	(6.0)%	$1.35	$1.52	(11.2)%
Euro average exchange rate, hedged	1.40	1.49	(6.0)%	1.36	1.49	(8.7)%

The company has entered into euro put option contracts to reduce the negative cash flow and earnings impact that any significant decline in the value of the euro would have on the conversion of euro-based revenue into U.S. dollars. Put options, which require an upfront premium payment, can reduce the negative cash flow and earnings impact on the company of a significant future decline in the value of the euro, without limiting the benefit of a stronger euro. Foreign currency hedging costs charged to the Condensed Consolidated Statements of Income were $2 million in each of the third quarters of 2009 and 2008. In order to minimize the volatility that changes in fuel prices could have on its operating results, the company also enters into forward contracts for bunker fuel used in its core shipping operations. See Note 5 to the Condensed Consolidated Financial Statements for further information on the company’s hedging instruments.

Sale of Interest in Asia Joint Venture

The company has operated in Asia primarily through the Chiquita-Unifrutti joint venture (“Asia JV”), which was primarily engaged in the distribution of fresh bananas and pineapples from the Philippines to markets in the Far and Middle East. In August 2009, the company sold its 50% interests in the Asia JV to its former joint venture partner. In connection with the sale, the company entered into new long-term agreements with the former joint venture partner for (a) shipping and supply of bananas sold in the Middle East under terms substantially similar to those of the previous joint venture arrangement and (b) licensing of the Chiquita brand for sales of whole fresh bananas and pineapples in Japan and Korea. As a result, sales and costs of selling Chiquita bananas in the Middle East will now be fully reflected in the company’s income statements and the company will receive a more predictable income stream from Japan and Korea. The sale proceeds included $4 million of cash, $58 million in notes receivable over 10 years and certain contingent consideration, of which $12 million is classified as a current asset. Prior to the sale, the company had accounted for its investment in the Asia JV using the equity method. At the August 2009 transaction date, the carrying value of the company’s investment in the Asia JV was $52 million. See Note 13 to the Condensed Consolidated Financial Statements for further information.

EU Banana Import Regulation

Since 2006, bananas imported into the European Union (“EU”) from Latin America, the company’s primary source of fruit, have been subject to a tariff of €176 per metric ton. Banana imports from African, Caribbean and Pacific sources are allowed to enter the EU tariff-free (in 2006 and 2007, subject to a limit of 775,000 metric tons, but since January 2008 in unlimited quantities). In Chiquita’s case, this tariff has resulted in approximately $75 million annually in net higher tariff-related costs compared to 2005. This tariff regime has been challenged by several countries through proceedings in the World Trade Organization (“WTO”), claiming violations of the EU’s WTO obligations not to discriminate against, or raise restrictions on, bananas from Latin America. Under decisions adopted in December 2008, the WTO ruled that the EU’s banana importing practices violate international trade rules.

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

SALADS AND HEALTHY SNACKS SEGMENT – THIRD QUARTER

Net sales for the segment were $289 million and $325 million for the third quarters of 2009 and 2008, respectively. The decline in sales primarily resulted from previously disclosed reductions in foodservice volume in North America due to discontinuing products and contracts that were not sufficiently profitable.

Operating income for the segment was $24 million for the third quarter of 2009 compared to an operating loss of $8 million for the third quarter of 2008. The $32 million improvement was primarily due to network efficiencies and cost reductions that have resulted in significant, sustainable improvements in North American value-added salad operations. Year-over-year improvement is expected for the fourth quarter of 2009 compared to 2008 due to the absence of a $375 million goodwill impairment charge recorded in the fourth quarter of 2008 and to continuation of the network efficiencies and cost reductions achieved in 2009. In the remainder of 2009, the company plans to invest in consumer marketing and innovation. The North American salad business also faces seasonally lower consumption in the fourth quarter and competitive pressures from the continuing expansion of private-label products in grocery retail, especially lower-priced products.

Salads and Healthy Snacks segment operating results for the third quarter improved due to:

•	$15 million of lower costs primarily from improved network efficiencies.

•	$10 million of lower commodity costs for items such as fuel and packaging material.

•	$5 million in favorable pricing in North American Salads and Healthy Snacks.

•	$3 million in lower selling, general, administrative and innovation costs.

•	$2 million of improved results in processed fruit ingredients primarily due to operating cost reductions.

•	$1 million in lower operating loss from the expansion of the Just Fruit in a Bottle line of products, the company’s fresh fruit smoothie product sold in Europe.

These items were partly offset by:

•	$3 million from reduction of volume, primarily in foodservice.

OTHER PRODUCE SEGMENT – THIRD QUARTER

Net sales for the segment were $40 million and $42 million in the third quarters of 2009 and 2008, respectively. Operating loss for the segment was $2 million in the third quarter of 2009 compared to operating income of less than $1 million in the third quarter of 2008. The decrease was due to lower margins and volume on certain produce items, such as melons and grapes. Seasonal advances to growers of other produce were $72 million and $49 million, net of allowances, at September 30, 2009 and 2008, respectively. Seasonal advances, which are generally repaid as produce is sold, typically peak in the first half of the year. A strategy to purchase other produce from independent growers that in earlier years had been produced by owned operations in Chile, as well as higher volumes of certain produce, resulted in the increase in these advances.

BANANA SEGMENT – YEAR-TO-DATE

Net sales for the segment were $1.5 billion and $1.6 billion for the nine months ended September 30, 2009 and 2008, respectively. Lower average European exchange rates and volumes were partially offset by higher local European banana pricing and by higher pricing in North America, where price increases from prior periods were sustained despite a significant decline in fuel surcharges.

Operating income for the segment was $162 million and $171 million for the nine months ended September 30, 2009 and 2008, respectively. Higher local pricing in Europe and higher pricing in North America partially offset lower European exchange rates and higher purchased fruit costs as a result of temporary additional costs that resulted from flooding in Panama and Costa Rica in the fourth quarter of 2008. This flooding affected approximately 1,300 hectares (3,200 acres) of the company’s owned production, as well as the production of certain of the company’s independent growers. In the nine months ended September 30, 2009, the company incurred $25 million of temporary incremental costs related to the flooding, as a result of purchasing replacement banana volume and fixed costs that were not recovered; the company incurred $8 million of temporary incremental costs in the fourth quarter of 2008. Affected areas are expected to return to normal production in 2010. Operating results also reflect a continuing trend of higher purchased fruit sourcing costs, as a result of both higher costs under banana purchase contracts and increases in government-imposed exit prices in banana producing countries.

Banana segment operating income for the nine-month period declined due to:

•

$48 million from lower average European currency exchange rates, after $15 million in favorable currency hedging results and a $3 million improvement in translation gains related to exchange-driven working capital fluctuations.

•	$40 million higher sourcing and logistics costs, including $25 million from temporary incremental costs related to flooding in Panama and Costa Rica in the fourth quarter of 2008.

•	$8 million from lower volume in Core Europe, as the company chose not to renew contracts for low-margin sales, particularly in the UK and France.

•	$2 million increase in allowances for trade receivables.

These items were partly offset by:

•	$43 million from higher pricing in Europe, the Mediterranean and the Middle East.

•	$26 million from higher pricing in North America.

•	$10 million from higher pricing and volumes in Asia as well as favorable Yen exchange rates, prior to the sale of the company’s interest in the Asia JV.

•	$7 million from lower brand support, mainly in Europe.

•

$4 million pre-tax gain from the January 2009 sale of the company’s operations in the Ivory Coast. (An additional income tax benefit related to the sale is included in “Income tax benefit” in the Condensed Consolidated Statements of Income.)

Further information on the company’s banana pricing and volume for the nine months ended September 30, 2009 and 2008 is included in the Banana Segment – Third Quarter section above.

Foreign currency hedging benefits included in the Condensed Consolidated Statements of Income were $2 million for the nine months ended September 30, 2009 compared to costs of $13 million for the nine months ended September 30, 2008. Information on average spot and hedge euro exchange rates is included in the Banana Segment – Third Quarter section above.

SALADS AND HEALTHY SNACKS SEGMENT – YEAR-TO-DATE

Net sales for the segment were $875 million and $1.0 billion for the nine months ended September 30, 2009 and 2008, respectively. The decline in sales primarily resulted from previously disclosed reductions in foodservice volume in North America due to discontinuing products and contracts that were not sufficiently profitable.

Operating income for the segment was $67 million for the nine months ended September 30, 2009 compared to an operating loss of $11 million for the nine months ended September 30, 2008, primarily due to network efficiencies and cost reductions that have resulted in significant, sustainable improvements in North American value-added salad operations.

Salads and Healthy Snacks segment operating results for the nine-month period improved due to:

•	$40 million of lower costs primarily from improved network efficiencies.

•	$26 million of lower commodity inputs, such as fuel and packaging material costs.

•	$6 million of lower selling, general, administrative and innovation costs.

•	$6 million in favorable pricing in North American Salads and Healthy Snacks.

•	$5 million in lower operating loss from the expansion of the Just Fruit in a Bottle line of products.

•	$3 million of improved results in processed fruit ingredients.

These items were partly offset by:

•	$9 million from reduction of volume, primarily in foodservice.

OTHER PRODUCE SEGMENT – YEAR-TO-DATE

Net sales for the segment were $209 million and $196 million for the nine months ended September 30, 2009 and 2008, respectively. Operating income for the segment was $5 million and $8 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease was due to lower margins and volume on certain produce items, such as melons and grapes.

CORPORATE

The company’s corporate expenses were $19 million and $17 million for the third quarters of 2009 and 2008, respectively, and $57 million and $43 million for the nine months ended September 30, 2009 and 2008, respectively. Corporate expenses increased primarily due to increased incentive compensation accruals, self-insured healthcare costs, legal fees and costs associated with incremental workforce reductions during the first quarter in 2009.

OTHER INCOME

During the third quarter of 2008, the company recognized $10 million of a total $14 million gain from its September and October 2008 repurchases of Senior Notes with proceeds from the sale of Atlanta. During the second quarter of 2008, the company recognized $9 million of other income, or $6 million net of income tax, from the resolution of claims and receipt of refunds of certain non-income taxes paid between 1980 and 1990 in Italy.

RELOCATION OF EUROPEAN HEADQUARTERS

In late October 2008, the company committed to relocate its European headquarters from Belgium to Switzerland to optimize its long-term tax structure. The relocation affected approximately 100 employees and was substantially complete at September 30, 2009. The relocation did not affect employees in sales offices, ports and other field offices throughout Europe. Through September 30, 2009, the company recorded aggregate costs of $18 million, of which $2 million were incurred in the third quarter of 2009, $4 million in the second quarter of 2009, $5 million in the first quarter of 2009, $5 million in the fourth quarter of 2008 and $2 million prior to the company’s commitment to the relocation plan. The company expects remaining relocation costs will be less than $1 million and will be incurred in the fourth quarter of 2009. See Note 2 to the Condensed Consolidated Financial Statements for further description.

INTEREST

Interest expense was $15 million and $18 million for the third quarters of 2009 and 2008, respectively. Interest expense was $47 million and $64 million for the nine months ended September 30, 2009 and 2008, respectively. Interest expense includes $9 million in the first quarter of 2008 for the write-off of deferred financing fees as a result of refinancing the company’s credit facility. The remainder of the decrease in interest expense relates primarily to reductions in debt.

As described in Note 4 to the Condensed Consolidated Financial Statements, the company repurchased $25 million of its Senior Notes in the open market in September 2009 and an additional $6 million in October 2009, resulting in a small loss as a result of related deferred financing fee write offs. The company expects $3 million in annual interest savings as a result of these repurchases.

Effective January 1, 2009, the company adopted new accounting standards for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), which retrospectively changed the accounting method for the company’s $200 million of 4.25% Convertible

Senior Notes due 2016. The new accounting standards required the company to decrease the carrying amount of the debt and to increase interest expense and equity. Incremental interest expense as a result of the adoption was $2 million in each of the third quarters of 2009 and 2008, and $5 million and $4 million for the nine months ended September 30, 2009 and 2008, respectively; however, this does not change the amount of cash paid for interest. See Note 4 to the Condensed Consolidated Financial Statements for a full description of the impact of these new accounting standards related to accounting for the Convertible Notes.

INCOME TAXES

The company’s effective tax rate varies from period to period due to the level and mix of income generated in its various domestic and foreign jurisdictions and due to the seasonality of the business. The company has not historically generated U.S. federal taxable income on an annual basis; however, the company generated U.S. federal taxable income for the quarter and nine months ended September 30, 2009, which was fully offset by the utilization of net operating loss carryforwards (“NOLs”). Even though NOLs have been utilized in these interim periods, the company’s remaining NOLs continue to have full valuation allowances. A substantial portion of the company’s taxable earnings are from foreign operations being taxed in jurisdictions at a net effective rate lower than the U.S. statutory rate. No U.S. taxes have been accrued on foreign earnings because those earnings have been or are expected to be permanently invested in foreign operating assets.

In total, income taxes were a net expense of $4 million for the third quarter of 2009 and a net benefit of $4 million for the third quarter of 2008, including gross income tax benefits of $1 million and $4 million, respectively. Income taxes were a net expense of $5 million and $2 million in the nine months ended September 30, 2009 and 2008, respectively, including $9 million and $9 million of gross income tax benefits, respectively. Approximately $4 million of the gross income tax benefits for the nine months ended September 30, 2009 related to the sale of the company’s operations in the Ivory Coast in the first quarter of 2009. The remainder of the gross income tax benefits in the second and third quarters and nine months ended 2009 and 2008 primarily resulted from the resolution of tax contingencies in various jurisdictions. See Note 8 to the Condensed Consolidated Financial Statements for further discussion of income taxes.

Financial Condition – Liquidity and Capital Resources

The company believes that its cash position, cash flow generated by operating subsidiaries and borrowing capacity will provide sufficient cash reserves and liquidity to fund the company’s working capital needs, capital expenditures and debt service requirements for the next twelve months and thereafter.

At September 30, 2009, the company had total cash and equivalents of $176 million, comprised of either bank deposits or amounts invested in money market funds, and $128 million of available borrowing capacity under its revolving credit facility. The company borrowed $38 million in the first quarter of 2009 under the revolving credit facility for normal seasonal working capital needs and repaid the full balance in the second quarter of 2009. The company is in compliance with the financial covenants of its credit facility and expects to remain in compliance for at least twelve months from the date of this filing. In addition, the company has no mandatory debt maturities of more than $20 million in any year until 2014. See Note 4 of the Condensed Consolidated Financial Statements for further description of the company’s debt agreements and financing activities.

A subsidiary of the company has a €12 million ($18 million) uncommitted credit line for bank guarantees to be used primarily for payments due under import licenses and duties in European Union countries. At September 30, 2009, the company had an equal amount of cash equivalents in a compensating balance arrangement related to this uncommitted credit line.

Cash flow from operations was $164 million and $46 million for the nine months ended September 30, 2009 and 2008, respectively. The improvement from the prior period was primarily due to stronger earnings and reduced investments in working capital.

Capital expenditures were $39 million and $32 million for the nine months ended September 30, 2009 and 2008, respectively. As previously disclosed, the company expects to increase its expected capital expenditures for the full year 2009 compared to 2008 by approximately $15 million primarily in order to rebuild and repair levees and other farm and port infrastructure that were damaged by an earthquake in Honduras and Guatemala in May 2009, $5 million of which was expended in the third quarter of 2009, primarily to complete reconstruction and repair of the affected levees. The company expects to recover a portion of these investments from insurance proceeds. The operations of these farms and ports were not significantly affected by the earthquake.

At current fuel prices the company also has significant obligations under its bunker fuel hedging arrangements. At September 30, 2009, the liability for bunker fuel forward (swap) contracts was $21 million, of which $9 million is expected to settle in the next twelve months, with the remainder settling through 2011. The ultimate amounts due, if any, for bunker fuel forward contracts will depend upon fuel prices at the dates of settlement. Bunker fuel hedging gains and losses are recognized when the hedging contracts settle. Because fuel hedging obligations arise from a decline in fuel prices, the company expects that any realized obligation would be offset by a decrease in the cost of underlying fuel purchases and, as a result, that operating cash flows or seasonal working capital borrowing capacity will be sufficient to cover these obligations, if any. See further discussion of the company’s hedging activities under “Item 3 - Quantitative and Qualitative Disclosures About Market Risk.”

The company has not made dividend payments since 2006, and any future dividends would require approval by the board of directors. Under the Credit Facility, CBL may distribute cash to CBII, the parent company, for routine CBII operating expenses, interest payments on CBII’s 7 1/2% and 8 7/8% Senior Notes and its Convertible Notes and payment of certain other specified CBII liabilities (“permitted payments”). CBL may distribute cash to CBII for other purposes, including dividends, if the company is in compliance with covenants and not in default under the credit facility. At September 30, 2009, distributions to CBII, other than for permitted payments, were limited to approximately $125 million annually. Repurchases of the Senior Notes in September and October 2009 and 2008 did not affect the financial maintenance covenants of the Credit Facility because they were repurchased by CBL as permitted investments under the terms of the Credit Facility.

Risks of International Operations

The company has international operations in many foreign countries, including those in Central America and parts of Africa. The company’s activities are subject to risks inherent in operating in these countries, including government regulation and permit requirements, currency restrictions and other restraints, burdensome taxes, risks of expropriation, threats to employees, political instability, terrorist activities, including extortion, and risks of U.S. and foreign governmental action in relation to the company. Should such circumstances occur, the company might need to curtail, cease or alter its activities in a particular region or country.

See “Part II, Item 1 – Legal Proceedings” in this Quarterly Report on Form 10-Q and Note 12 to the Condensed Consolidated Financial Statements for a further description of legal proceedings and other risks.

Critical Accounting Policies and Estimates

There have been no material changes to the company’s critical accounting policies and estimates described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the company’s Annual Report on Form 10-K for the year ended December 31, 2008, except as described in Notes 4 and 6 to the Condensed Consolidated Financial Statements, which describe the company’s accounting policy for measuring convertible debt instruments and the company’s accounting policy for measuring fair value with respect to nonfinancial assets and nonfinancial liabilities as a result of the adoption of new accounting standards.

New Accounting Standards

See Notes 4, 6 and 14 to the Condensed Consolidated Financial Statements for information on the new accounting standards relevant to the company.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Management – Financial Instruments” in the company’s 2008 Annual Report on Form 10-K. As of September 30, 2009, the only material changes from the information presented in the Form 10-K are contained in the information provided below.

HEDGING INSTRUMENTS

Chiquita’s products are distributed in more than 80 countries. Its international sales are made primarily in U.S. dollars and major European currencies. The company reduces currency exchange risk from sales originating in currencies other than the U.S. dollar by exchanging local currencies for dollars promptly upon receipt. The company further reduces its currency exposure for these sales by purchasing euro put option contracts to hedge the dollar value of its estimated net euro cash flow exposure up to 18 months into the future. These purchased euro put option contracts allow the company to exchange a certain amount of euros for U.S. dollars at either the exchange rate in the option contract or the spot rate. At October 23, 2009, the company had hedging coverage for approximately three-fourths of its expected remaining net euro cash flow exposure for 2009 and approximately one-third of its expected net exposure for 2010 at average rates of $1.44 and $1.39 per euro, respectively.

The company’s shipping operations are exposed to the risk of rising fuel prices. Although the company sold its twelve ships in 2007, it is still responsible for purchasing fuel for these ships, which are chartered back under long-term leases. To reduce the risk of rising fuel prices, the company enters into bunker fuel forward contracts that allow the company to lock in fuel prices up to three years in the future. Bunker fuel forward contracts can offset increases in market fuel prices or can result in higher costs from declines in market fuel prices, but in either case reduce the volatility of changing fuel prices in the company’s results. At October 23, 2009, the company had hedging coverage for approximately three-fourths of its expected fuel purchases through 2011 at average bunker fuel swap rates of $348, $481 and $439 per metric ton in 2009, 2010 and 2011, respectively.

Hedging instruments are carried at fair value on the company’s Condensed Consolidated Balance Sheets, with potential gains and losses deferred in “Accumulated other comprehensive income of continuing operations” until the hedged transaction occurs (the euro-denominated sale or fuel purchase to which the hedging instrument was intended to apply) to the extent that the hedges are effective. At September 30, 2009, the fair value of the purchased euro put options and bunker fuel forward contracts was a net liability of $14 million, of which $3 million is included in “Accrued liabilities” and $11 million in “Other liabilities” in the Condensed Consolidated Balance Sheet. A hypothetical 10% increase in the euro currency rates would have resulted in a decline in fair value of the purchased euro put options of approximately $5 million at September 30, 2009. However, the company expects that any decline in the fair value of purchased euro put options would be more than offset by an increase in the dollar realization of the underlying sales denominated in foreign currencies. A hypothetical 10% decrease in bunker fuel rates would have resulted in a decline in fair value of the bunker fuel swaps of approximately $21 million at September 30, 2009. However, the company expects that any decline in the fair value of bunker fuel forward contracts would be offset by a decrease in the cost of underlying fuel purchases.

See Note 5 to the Condensed Consolidated Financial Statements for additional discussion of the company’s hedging activities. See Note 6 to the Condensed Consolidated Financial Statements for additional discussion of fair value measurements, as it relates to the company’s hedging instruments.

DEBT INSTRUMENTS

The company is exposed to interest rate risk on its variable rate debt, which was $185 million at September 30, 2009 (see Note 4 to the Condensed Consolidated Financial Statements). A 1% change in interest rates would result in a change to interest expense of approximately $2 million annually.

The company has $558 million principal balance of fixed rate debt, which includes the 7 1/2 % Senior Notes due 2014, the 8 7/8 % Senior Notes due 2015 and the 4.25% Convertible Senior Notes due 2016. The $200 million principal balance of the Convertible Notes is greater than their $125 million carrying value due to the adoption of new accounting standards as described in Note 4 to the Condensed Consolidated Financial Statements. Although the Condensed Consolidated Balance Sheets do not present debt at fair value, a hypothetical 0.50% increase in interest rates would have resulted in a decline in the fair value of the company’s fixed-rate debt of approximately $14 million at September 30, 2009.

Item 4 - Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic filings with the SEC is (a) accumulated and communicated to the company’s management in a timely manner and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of September 30, 2009, an evaluation was carried out by management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of that date.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The company also maintains a system of internal accounting controls, which includes internal control over financial reporting, that is designed to provide reasonable assurance that the company’s financial records can be relied on for preparation of its consolidated financial statements in accordance with generally accepted accounting principles and that its assets are safeguarded against loss from unauthorized use or disposition. During the third quarter of 2009, the company entered into an outsourcing agreement for certain transaction processing activities significant to the company’s financial reporting processes. The agreement provides for a detailed transition plan to a business process outsourcing provider, which is expected to be completed in the fourth quarter of 2009. The company expects to maintain a substantially equivalent control environment both before and after the transition is completed. For the quarter ended September 30, 2009, an evaluation was carried out by management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, of the company’s internal control over financial reporting. Based upon that evaluation, management concluded that during the quarter ended September 30, 2009, there were no changes in the company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II - Other Information

Item 1 - Legal Proceedings

The information included in Note 12 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q is incorporated by reference into this Item.

Reference is made to the discussion under “Part I, Item 3 – Legal Proceedings – Personal Injury Cases” in the company’s Annual Report on Form 10-K for the year ended December 31, 2008, the discussion under “Part II, Item I – Legal Proceedings” in the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and the discussion under “Part II, Item I – Legal Proceedings” in the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 regarding the DBCP cases. In the California cases, the claims of approximately half of the 1,500 plaintiffs from Costa Rica were dismissed in September 2009, and there are now approximately 700 plaintiffs remaining from Costa Rica.

Item 6 - Exhibits

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

October 28, 2009