Form 10-K
period 2009-12-31
CHIQUITA BRANDS INTERNATIONAL INC
filed 2010-02-26
CIK 101063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Fiscal Year Ended December 31, 2009 or

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

Registrant’s telephone number including area code: (513) 784-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, par value $.01 per share	New York

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☒	Accelerated filer

☐	Non-accelerated filer	☐	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of Common Stock held by non-affiliates at June 30, 2009, the last business day of the registrant’s most recently completed second quarter, was approximately $450 million.

As of February 19, 2010, 44,818,162 share of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Chiquita Brands International, Inc. 2009 Annual Report to Shareholders are incorporated by reference in Parts I and II. Portions of the Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated by reference in Part III.

CHIQUITA BRANDS INTERNATIONAL, INC.

This Annual Report on Form 10-K contains certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control, including: the customary risks experienced by global food companies, such as prices for commodity and other inputs, currency exchange rate fluctuations, industry and competitive conditions (all of which may be more unpredictable in light of continuing uncertainty in the global economic environment), government regulations, food safety and product recalls affecting the company or the industry, labor relations, taxes, political instability and terrorism; unusual weather events, conditions or crop risks; access to and cost of financing; and the outcome of pending litigation and governmental investigations involving us, and the legal fees and other costs incurred in connection with such items.

The forward-looking statements speak as of the date made and are not guarantees of future performance. Actual results or developments may differ materially from the expectations expressed or implied in the forward-looking statements, and the company undertakes no obligation to update any such statements.

PART I

ITEM 1.	BUSINESS

General

Chiquita Brands International, Inc. (“CBII”) and its subsidiaries (collectively, “Chiquita,” we, us or the company) operate as a leading international marketer and distributor of bananas and other fresh produce sold under the Chiquita® and other brand names in nearly 80 countries and of packaged salads sold under the Fresh Express® and other brand names primarily in the United States. We produce on our own farms approximately 30% of the bananas we market, and purchase the remainder of the bananas and all of the lettuce and other fresh produce from third-party suppliers throughout the world.

Business Segments

Chiquita reports the following three business segments:

•	Bananas. The Banana segment includes the sourcing (purchase and production), transportation, marketing and distribution of bananas.

•

Salads and Healthy Snacks. The Salads and Healthy Snacks segment includes ready-to-eat, packaged salads, referred to in the industry as “value-added salads”; fresh vegetable and fruit ingredients used in foodservice; processed fruit ingredient products; and healthy snacking products, including our fresh fruit smoothie, Just Fruit in a Bottle, sold in Europe.

•	Other Produce. The Other Produce segment includes the sourcing, marketing and distribution of whole fresh fruits and vegetables other than bananas.

No individual customer accounted for more than 10% of the company’s net sales during any of the last three years.

BANANA SEGMENT

We source, distribute and market bananas that are sold principally under the “Chiquita” brand name. Banana segment net sales were $2.1 billion, $2.1 billion and $1.8 billion in 2009, 2008 and 2007, respectively. Banana sales amounted to approximately 60%, 57% and 52% of our consolidated net sales in 2009, 2008 and 2007, respectively. Banana sales in Europe and other international markets were approximately 61%, 62% and 67% of the segment sales in 2009, 2008 and 2007, respectively. The remainder of the banana segment sales are in North America. Our other international markets are primarily the Middle East, Japan and Korea.

Competition

Bananas are distributed and marketed internationally in a highly competitive environment. Although smaller companies, including growers’ cooperatives, are a competitive factor, our primary competitors are a limited number of other international banana importers and exporters, principally Dole Food Company, Inc., Fresh Del Monte Produce, Inc. and Fyffes plc. To compete successfully, we must be able to source bananas of uniformly high quality at a competitive cost, maintain strong customer relationships, and quickly and reliably transport and distribute products to worldwide markets.

Markets, Customers and Distribution

Our principal markets are North America and Europe. In Europe, we are the market leader and obtain a price premium for our Chiquita bananas. In North America, we maintain a No. 2 market position in bananas and import more than one-fourth of the bananas in the market. Our Core Europe market consists of the 27 member states of the European Union (“EU”), Switzerland, Norway and Iceland. In 2009, we added regular service to certain non-EU Mediterranean countries that offer a growth opportunity through increasing consumption and purchasing power. In adding regular service to sell in Mediterranean countries, we choose the port of discharge and sale in the region based on current market conditions, to maximize our return. Our other international markets are primarily the Middle East, Japan and Korea. In August 2009, we sold our interest in a joint venture that sold bananas into markets in the Middle East, Japan and Korea. We now purchase bananas grown in the Philippines from our former joint venture partner for sale in the Middle East and we license our former joint venture partner to sell bananas in Japan and Korea using the “Chiquita” brand name. Sales in the Mediterranean, Middle Eastern and Asian markets are primarily invoiced in U.S. dollars. Prior to its sale, the joint venture sold approximately 12%, 11% and 10% of bananas imported into Japan in 2008, 2007 and 2006, respectively.

Our customers are primarily retailers, ripeners and wholesalers. In North America, our retail customers are national and regional grocery retailers. Continuing industry consolidation has increased the buying leverage of these major grocery retailers. North American retailers and wholesalers generally seek annual, and sometimes multi-year, contracts with suppliers that can provide a wide range of fresh produce. In Europe, our customers are also large chain stores, ripeners and wholesalers with similar consolidation trends; however, they do not typically seek annual or multi-year contracts, but rather competitive high-quality suppliers with whom they can build lasting profitable relationships.

We have regional sales organizations to service major retail customers and wholesalers. In most cases, these sales organizations provide services for all of our products, not just bananas. In addition, the sales organizations provide customer support, including assistance with transportation and logistics, ripening, and category management for bananas and other produce. In both Europe and North America, we sell “green” (unripened) bananas and “yellow” (ripened) bananas, which are ripened in our facilities. Many customers have their own facilities to ripen “green” bananas purchased from Chiquita or other sources; in some cases, we provide technical advice or operate the customers’ ripening facilities. We also provide retail marketing support services for our customers. These ripening, advisory and support services help us develop and strengthen long-term supply relationships with our customers.

In North America, we enter into product and service contracts with large retail customers, most often for one-year terms. These contracts typically have fixed-prices, but include surcharges based on fuel indices that are intended to recover changes in transportation and other fuel-based costs. An advantage of these contracts is that they stabilize demand and pricing throughout the year and reduce our exposure to volatile spot market prices and supply and demand imbalances. A disadvantage is that we may not be able to pass on unexpected cost increases when they arise or may not be able to take advantage of short-term, market-driven price increases due to short supply or other factors. Approximately 90% of the volume sold in North America is sold under these contracts.

In recent years, we have developed additional distribution channels for bananas. In the past, it was not economically feasible to distribute single bananas to quick-service restaurants and convenience stores because of the high spoilage rates when bananas are not kept under controlled conditions and when they cannot be delivered frequently. In 2004, we signed an agreement with a subsidiary of Landec Corporation to obtain patented packaging technology that extends the shelf-life of bananas and allows profitable distribution through these channels. This technology was used to introduce “Chiquita to Go” bananas into quick-service restaurants and convenience stores in supply boxes containing individual bananas. We have also applied this technology to certain other produce items, such as avocados, to extend shelf-lives.

Pricing

The selling price received for bananas depends on several factors, including their availability and quality in relation to competing fresh fruit items. Banana pricing (both to purchase and to sell) is seasonal because a major portion of other fresh fruit comes to market in the summer and fall. As a result, banana prices and our Banana segment results are typically stronger during the first half of the year. In Europe and the Mediterranean, bananas and other produce are typically sold on the basis of weekly price quotes, which fluctuate significantly due to supply conditions, seasonal trends, transportation costs, currency exchange rates, competitive dynamics and other factors. Banana sales in the Middle East and some bananas sales in Europe are under fixed-price contracts; however these contracts often include differential pricing, with higher pricing in the first half of the year and lower pricing in the second half to correspond with the seasonal supply-and-demand dynamics. Due to the strength of the “Chiquita” brand and our reputation for consistent product quality, leadership in consumer marketing and category management, and innovative ripening techniques, we generally obtain a premium price for our bananas sold in Europe.

Sourcing

Bananas grow in tropical climates where the temperature generally does not fall below 50 degrees Fahrenheit. Under normal circumstances, banana plants can produce fruit for harvest approximately every seven months. After harvest, bananas are washed and, in most cases, cut into clusters and packed into 40-pound boxes. The boxes of bananas are placed on pallets and loaded into containers for shipment. The production of bananas is vulnerable to (1) adverse weather conditions, including windstorms, floods, drought and temperature extremes, (2) natural disasters, such as earthquakes and hurricanes, (3) crop disease, such as the leaf fungus, black sigatoka, and (4) pests. If banana plants are destroyed, new plantings will bear fruit for harvest in approximately nine months under normal circumstances.

During 2009, approximately 29%, 18%, 16%, 11% and 10% of all bananas sold by Chiquita were sourced from each of Guatemala, Ecuador, Costa Rica, Colombia and Panama respectively. We also source bananas from numerous other countries, including Honduras, Nicaragua, Mexico and the Philippines. We sold our Ivory Coast operations in January 2009. In 2008, we entered into a long-term strategic sourcing agreement in Mozambique and expect to begin sourcing bananas from this country in 2010 for sale in spot markets until consistent quality can be proven. In 2009, approximately 30% of the bananas we sourced were produced by subsidiaries on owned farms and the remainder were purchased from independent growers under short and long-term fruit supply contracts in which we takes title to the fruit either at packing stations or once loaded aboard ships.

Although we maintain broad geographic diversification for purchased bananas, we have a significant reliance upon long-term relationships with certain large growers. In 2009, our five largest independent growers, which operate in Guatemala, Colombia, Ecuador, Panama and Costa Rica, provided approximately 45% of our total volume of purchased bananas from Latin America. In 2009, we purchased approximately 17 million boxes of bananas from the Molina Group in Guatemala corresponding to about 18% of our purchased banana volume from contracts which expired at the end of December 2009 and which were not renewed. We have replaced this volume with fruit from other growers as well as through improved productivity versus 2009 in our owned farms that were affected by flooding at the end of 2008. In 2008, Chiquita entered into a new agreement with an affiliate of C.I. Banacol S.A., a Colombia-based producer and exporter of bananas and other fruit products, for the purchase of bananas produced in Colombia and Costa Rica through 2012 and 2009 respectively. Through this agreement, we purchased approximately 11 million boxes of bananas in 2009, primarily from Colombia, representing more than 12% of our purchased banana volume.

Purchasing bananas allows us to reduce our financial and operating risks and avoid the substantial capital required to maintain and finance additional banana farms. Typically, banana purchase agreements have multi-year terms, in some cases as long as 10 years. However, the applicable prices under some of these agreements may be renegotiated annually or every other year and, if new purchase prices cannot be agreed upon, the contracts will terminate. The long-term purchase agreements typically include provisions relating to agricultural practices, packing and fruit handling, environmental practices, food safety, social responsibility standards, penalties payable by Chiquita if we do not take delivery of contracted fruit, penalties payable by the grower for shortages to contracted volumes, and other provisions common to contracts for the international sale of goods. Under some fruit supply arrangements, we provide the growers with technical assistance related to production and packing of bananas for shipment. We believe that our agricultural practices contribute to the quality of the bananas we produce. For this reason, we also specify many of the same requirements for our growers.

Labor costs in the tropics for our owned production of bananas represented 4% of our total operating costs in 2009. These costs vary depending on the country of origin. To a lesser extent, fertilizer costs and paper costs for the production and packaging of bananas are also important.

Logistics

Bananas are distributed internationally and are transported primarily by refrigerated, ocean-going vessels. Due to their highly perishable nature, bananas must be brought to market and sold generally within 30 to 40 days after harvest. This requires efficient logistics processes in loading, unloading, transporting and delivering fruit from the farm to the outbound port, from the source country to the market country, and from the inbound port to the customer. To transport our bananas, we charter refrigerated cargo ships that are highly specialized, in both size and technology, for international trade in bananas and other refrigerated products. In 2009, we chartered twelve refrigerated cargo ships used for our core shipping needs from two global shipping operators. All but one of these ships, which we had previously owned, had been built to our specifications for our operations. Eleven of the ships are being chartered through 2014, with options for up to an additional five years, and one ship is being chartered through 2010. We also have chartered twelve additional vessels: five through 2010, with options for up to an additional two years; three through 2011; and four through 2012. The remainder of our shipping needs, which is approximately 10% of the total, is chartered on a spot basis.

Total logistics costs for bananas were approximately $480 million, $450 million and $400 million in 2009, 2008 and 2007, respectively. The price of bunker fuel used in shipping operations is an important variable component of transportation costs. Historically, and especially over the last few years, bunker fuel prices have been volatile. We reduce this volatility by entering into bunker fuel forward contracts that lock in bunker fuel purchase prices of up to three-fourths of our core needs for up to three years. However, these hedging strategies do not fully protect us against continually rising fuel prices, and they can result in losses when market prices for fuel decline, although we expect that any losses on our forward contracts from declines in market prices would be offset by cost of the bunker fuel we purchase. See further discussion of our hedging activities in the “Market Risk Management—Financial Instruments” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Notes 1 and 11 to the Consolidated Financial Statements, both included in Exhibit 13. We also transport back haul third-party cargo, primarily from North America and Europe, to Latin America to reduce ocean transportation costs.

From time to time, we have experienced shipping interruptions for reasons such as mechanical breakdown or damage to a ship, strikes at ports and port damage due to weather (e.g., hurricanes or tropical storms). Although we believe we carry adequate insurance and attempt to transport products by alternative means in the event of an interruption, an extended interruption could have a significant adverse effect on us.

We operate loading and unloading facilities that we own or leases in Central and South America and various ports of destination in Europe and North America. Most of the ports that we use serve relatively large geographic regions for production or distribution. If a port becomes unavailable, we must access alternate port facilities and reconfigure our distribution, which can increase costs. We use common carriers to transport bananas overland to ports in Central and South America and from the ports of destination to the customers. Generally, title to the bananas passes to the customer upon delivery, which is either at the port of destination or at the customer’s inland facilities. In certain Latin American locations, we operate port facilities for all cargo entering or leaving the port, not just for our own products.

Most of our tropical banana shipments into the North America and Core Europe are delivered using containers and pallets. To the extent possible, once the bananas are loaded into containers, they remain in the same containers for transportation from the port of loading through ocean transport, port of arrival, discharge and delivery to customers. This minimizes damage to the bananas by eliminating the need to handle individual boxes or pallets and makes it easier to maintain the bananas at a constant temperature.

Bananas are harvested while still green and are subsequently ripened. To control quality, bananas are normally ripened under controlled conditions. We have a proprietary Low-Temperature Ripening process, a state-of-the-art banana ripening technique that enables bananas to be ripened in shipping containers during transit. We also operate pressurized ripening rooms in Europe and North America to continue to manage the ripening process. We believe our service provides value to customers through improved fruit quality, longer shelf life, lower inventory levels and lower required investment.

SALADS AND HEALTHY SNACKS SEGMENT

The Salads and Healthy Snacks segment includes packaged, ready-to-eat salads in the retail market, commonly referred to as “value-added salads,” sold under the Fresh Express and other labels, fresh vegetable and fruit ingredients used in foodservice, healthy snacks, and processed fruit ingredient products. Net sales of the Salads and Healthy Snacks segment were approximately $1.1 billion, $1.3 billion and $1.3 billion for the years ended December 31, 2009, 2008 and 2007, respectively. The decline in sales primarily resulted from reductions in foodservice volume in North America due to discontinuing products and contracts that were not sufficiently profitable. Our strategies to improve the profitability of the salads business included rationalizing unprofitable contracts and products, modifying pricing to recover fuel-related cost increases, eliminating network inefficiencies resulting from the consolidation of salad processing and distribution facilities, and improving trade spending and merchandising. As part of these strategies, we elected not to renew contracts with certain foodservice customers who were unwilling to accept price increases and, as a result, our foodservice volume and sales declined significantly in 2009.

Our salads business, Fresh Express, is a leading purchaser, processor, packager and distributor of a variety of value-added salads and other healthy snacks in North America. We distribute approximately 270 different retail value-added salad products nationwide to food retailers and approximately 50 value-added healthy snacking products. We also distributed approximately 270 fresh produce foodservice offerings, primarily to third-party distributors for resale mainly to quick-service restaurants located throughout the U.S.

Fresh Express’ retail value-added salads had 44% and 45% retail market share during 2009 and 2008, respectively, which is the No. 1 position in the U.S. However, our market share may decline slightly in 2010 as we continue to target profitability rather than volume. We ship an average of 15 million fresh, ready-to-eat Fresh Express-branded salad bags to markets across the United States every week. Based upon consumption patterns, volume and profitability are typically higher during the second and third quarters of the year. We believe Fresh Express is a leader in freshness-extending, controlled and modified atmosphere packaging systems for value-added salads. We also sell a line of healthy snacks, including Chiquita Fruit Bites, which are single-serve fruit snacks sold in convenience, retail and foodservice outlets and quick-service restaurants.

Competition

Fresh Express competes with a variety of other branded and private label value-added salads. Retail competitors include Dole Food Company, Taylor Farms, Ready Pac Produce, and Earthbound Farms,

some of whom also produce private label value-added salads. In addition, there are many other processed food and other food and produce sellers who could enter the value-added salads category and other healthy snack markets. We believe we have a competitive advantage in the area of food safety in the salad industry – see “Health, Environmental and Social Responsibility” below. Approximately one-fifth of the Salads and Healthy Snacks segment net sales have been to foodservice customers. Competitors in the foodservice area are predominately national, regional and local processors. There is intense competition from national and large regional processors when selling produce to foodservice customers, which may require us to market our products and services to a particular customer over a long period of time before we are even invited to bid.

Markets, Customers and Distribution

Our Salads and Healthy Snacks retail products are sold under the Fresh Express and Chiquita brands to several of the nation’s top retailers and to a diverse base of customers throughout the United States. Most of these retail accounts are currently under multi-year, fixed-price per case contracts, which include surcharges that adjust based on fuel indices intended to recover fuel-based costs. An advantage of these contracts is that they stabilize demand and pricing throughout the year. A disadvantage is that the company may not be able to pass on unexpected cost increases when they arise or may not be able to take advantage of short-term, market-driven price increases.

Value-added salads sold to grocery retailers are supported by a sales and marketing organization that includes regional business managers who are responsible for sales to retail grocery accounts within their geographic regions and sales managers who work with a network of brokers across the country to sell products, gain business with new retail accounts and introduce new products to existing retail accounts. This same sales network also handles sales of bananas and other produce sold by Chiquita. Chiquita provides fresh-cut produce, such as lettuce, tomatoes, spinach, cabbage and onions, to foodservice distributors who resell these products to foodservice operators. Customer sales representatives and account managers service these foodservice customers. For certain customers, we also provide inventory management services, where we monitor inventory levels at each of their locations and make deliveries to maximize freshness and minimize shrink (losses on unsold inventory).

Fresh Express retail sales represented approximately 23% of consolidated “Net sales” in each of 2009, 2008 and 2007, respectively. Significant retail value-added product lines which represented 10% or more of retail sales include:

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

We also provide value-added produce items under the Fresh Express label to foodservice distributors nationwide for resale primarily to quick-service restaurants. Foodservice customers mainly purchase shredded lettuce; however, we have also introduced higher-margin products into this market, such as premium tender leaf salads. We market to foodservice customers by focusing on large, strategic accounts that provide reliable business at reasonable margins, under contracts that typically allow for the pass-through of raw product and other cost increases on a weekly basis.

Sourcing

We source all of our raw products for the Salads and Healthy Snacks segment from third-party growers, primarily located in California, Arizona and Mexico. For lettuce, we often enter into contracts with these farmers to help mitigate supply risk and manage exposure to cost fluctuations. We work with the growers and harvesters to develop safe, innovative, quality-enhancing and cost-effective production and harvesting techniques, including techniques to reduce water and agrichemical usage. The production of lettuce crops is vulnerable to pests and adverse weather conditions, such as floods, drought and temperature extremes. In the event lettuce crops are severely damaged, the next harvest on the same acreage would be delayed at least 90 days.

Logistics

Once harvested, the produce is typically cooled and shipped by environment-controlled trucks to our facilities where it is inspected, processed, packaged and boxed for shipment. We have six processing/distribution plants located in California, Georgia, Illinois, Pennsylvania and Texas. Orders for value-added salads and other fresh-cut produce are shipped quickly after processing, primarily to customer distribution centers or third-party distributors for further redistribution. Deliveries are made in temperature-controlled trucks. We contract for all trucking services with third parties. Our distribution network allows for nationwide daily delivery capability and provides consistently fresh products to customers; we believe more frequent deliveries allow our retail customers to better manage their inventory and reduce product spoilage, which helps increase their margins.

Healthy Snacks

In 2006, we introduced “Just Fruit in a Bottle,” a line of 100% fresh fruit smoothies in Europe. Through 2009, distribution of Just Fruit in a Bottle has expanded to 13 countries in Europe, including expansion into Switzerland, Finland, Norway, Italy and the Czech Republic in 2009. Just Fruit in a Bottle is a blend of Chiquita banana puree, fruit juice and other fresh fruit. It is bottled in Germany and we use third-party distribution services to make frequent deliveries in refrigerated trucks to retail and convenience customers. We incurred $22 million of operating losses in the expansion of Just Fruit in a Bottle in 2009, compared to $26 million in 2008 and $16 million in 2007. Just Fruit in a Bottle has achieved the leading market position in most markets served. Major branded competitors include Tropicana, Innocent and True Fruits.

The healthy snacks business in North America involves purchasing, processing, packaging and distributing a variety of fresh-cut apples, pineapples, carrots and other fresh produce items in convenient, Chiquita-branded packaging, such as “Chiquita Fruit Bites,” which are sold throughout the U.S. We source fruit from North and South America, depending on the season, and cut and package the fruit in sealed packages. We make frequent deliveries to customers, which include retailers, such as large grocery chains, and distributors, as well as foodservice customers, mainly quick-service restaurants. Our primary competitors are regional producers of branded and private label fresh-cut fruit selections. Our North American healthy snack fruit processing facilities are in Illinois, Georgia, California, and Costa Rica.

OTHER PRODUCE SEGMENT

We distribute and market an extensive line of fresh fruit and vegetables other than bananas in Europe and North America and, license the use of the Chiquita brand for pineapples sold in Japan and Korea. The major items sold are grapes, pineapples, melons, kiwis, tomatoes and avocados. Net sales of the Other Produce segment were approximately $253 million, $244 million and $354 million in 2009, 2008 and 2007, respectively.

Competition

Our primary competitors in the Other Produce segment are other wholesalers and distributors of fresh produce, which may be local or national. As our customer base continues to consolidate, more retail customers are seeking fewer distributors who can supply larger geographic areas, offer a broad variety of produce items year-round and provide more logistical and other support services.

Markets, Customers and Distribution

Our Other Produce operations in North America and Europe primarily market Chiquita branded produce items. These operations strive to market premium-quality items with a consumer focus. A significant number of our retail customers are large organizations with multiple stores. Continuing industry consolidation has increased the buying leverage of major domestic and international grocery retailers. In North America, we continue to focus on customer service and category management. The European operations are conducted throughout Western and Southern Europe where customers typically do not enter into contracts, but purchase fruit at market prices that change weekly. In certain key European countries, discounters are gaining an increasing share of the market, resulting in continuing pricing pressure. Substantially all of our sales in the Far East, primarily Japan and Korea, were conducted through a joint venture, until we sold our interests in the joint venture in August 2009 to our former joint venture partner. After the sale our interests in the joint venture, we licensed our former partner to continue selling bananas and pineapples in Japan and Korea under the Chiquita brand name. We receive royalties on these sales.

Sourcing

Sourcing commitments with growers for non-banana fresh produce are generally for one year or less, but we source with many of the same growers year after year and, in certain cases, provide growers of non-banana produce pre-shipment advances that are repaid when the produce is harvested and sold. These advances are generally short-term in nature. In addition, we require property liens and pledges of the season’s produce as collateral to support the advances. We purchase more than 135 different varieties of fresh produce from growers and importers around the world and source certain seasonal produce items in both the northern and southern hemispheres in order to increase availability of a wider variety of fresh produce throughout the year. We try to procure fresh produce directly from growers wherever possible and are not heavily dependent on any single grower for Other Produce products; however, we purchase the majority of our grapes from a single cooperative of growers in Chile.

The majority of Other Produce items are sourced from growers in Central America, Mexico, and South America. We also source a significant amount of Other Produce items from Chile for marketing in North America, Europe and Asia. The primary products sourced from Chile are grapes, stonefruit, apples, pears, kiwis and avocados. Fruit harvested in Chile, in the southern hemisphere, can be shipped to the northern hemisphere during the winter off-season.

Logistics

Fresh produce generally must be brought to market and sold within 30 to 60 days after harvest. Some items, such as vegetables, melons and berries, must be sold more quickly, while other items, such as apples and pears, can be held in cold storage for longer periods of time. We generally use common carriers to transport this fresh produce, and in some cases, particularly in Europe, purchase and take title to the produce in the local market where it will be sold.

*******

For further information on factors affecting our results of operations, including results by business segment, liquidity and financial condition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 18 to the Consolidated Financial Statements, both included in Exhibit 13, and “Item 1A - Risk Factors.”

Intellectual Property

The Chiquita brand is recognized in North America and many parts of Europe and Asia. The Chiquita® trademark is owned by our main operating subsidiary, Chiquita Brands, L.L.C., and is registered in approximately 100 countries. We generally obtain a premium price for our Chiquita branded bananas sold in Europe. We also own hundreds of other trademarks, registered throughout the world, used on our second-quality bananas and on a wide variety of other fresh and prepared food products. The Fresh Express® trademark is registered in the U.S., Canada and several countries in Europe and the Far East. Fresh Express also owns registrations for a variety of other trademarks used in our value-added salads business. Substantially all of our intellectual property is pledged as collateral under our Credit Facility.

Beginning in August 2009, we licensed the use of the Chiquita brand name for the sale of whole, fresh bananas and pineapples in Japan and Korea. To a limited extent, we also license our trademarks to other companies for use in prepared processed food products, for example, baby food, fruit juices and drinks, and baked goods containing processed bananas.

Fresh Express and its affiliates have patents covering a number of proprietary technologies, including atmospheres used in packaging salads to preserve freshness and methods of harvesting and maintaining produce products. These patents expire at various times from 2010 through 2029. In the food preparation field, where patents generally provide protection for up to 20 years, new technology typically develops before existing patents and proprietary rights expire. Fresh Express also relies heavily on certain proprietary machinery and processes that are used to prepare some of its products.

Health, Environmental and Social Responsibility

Chiquita’s worldwide operations and products are subject to inspections by environmental, food safety, health and customs authorities and to numerous governmental regulations, including those relating to the use and disposal of agrichemicals, the documentation of food shipments and the traceability of food products. We believe we are substantially in compliance with applicable regulations.

Since the early 1990s, we have implemented programs to significantly improve our environmental performance related to banana production. We have undertaken a considerable effort to achieve certification under the standards of the Rainforest Alliance, an independent non-governmental organization. This certification program for banana producers is aimed at improving and managing environmental impacts and improving conditions for workers. All of our owned banana farms in Latin America have been certified under this program since 2000. We also encourage and work with our third-party suppliers to achieve compliance with these standards. Certification requires that farms meet pre-defined performance criteria as judged by annual audits conducted by the Sustainable Agriculture Network, a coalition of third-party environmental groups coordinated by the Rainforest Alliance.

Similarly, since 2004, all of our owned banana farms in Latin America have achieved certification to the Social Accountability 8000 labor standard, which is based on the core International Labor Organization conventions. We were the first major agricultural operator to earn this certification in each of these Latin American countries (Costa Rica, Panama, Honduras and Guatemala). In addition, as of December 2008, all of our owned banana farms had achieved certification to GlobalGAP, an international food safety standard.

Fresh Express also maintains extremely high standards in the area of food safety. Our safety specifications apply to both growers from which we purchases lettuce and other salad greens and its own processing operations. Fresh Express standards are more stringent than existing industry food safety standards, which have been strengthened in recent years. The Fresh Express food safety practices include (1) monitoring fields where purchased lettuce and leafy greens are grown to limit the proximity to livestock feedlots and pastures, (2) limiting exposure of growing crops to contamination from water, soil, or the environment and (3) enforcing prompt cooling after harvest and shipping at carefully controlled temperatures known to minimize microbiological growth. We also work with our growers to continue refining agricultural practices to reduce water and agrichemical usage.

Employees

As of December 31, 2009, we had approximately 21,000 employees, approximately 16,000 of whom work in Latin America. Approximately 15,000 of the employees working in Latin America are covered by labor contracts. Many of the Latin American labor contracts, covering approximately 7,000 employees, are currently being negotiated and/or expire in 2010. Approximately 1,800 of the company’s Fresh Express employees in the U.S. are covered by labor contracts and none of the Fresh Express labor contracts expire sooner than December 31, 2010.

International Operations

We operate in many foreign countries, including those in Central America, Europe, the Middle East and parts of Africa. Information about our operations by geographic area can be found in Note 18 to the Consolidated Financial Statements. Our activities are subject to risks inherent in operating in those countries, including government regulation, currency restrictions and other restraints, burdensome taxes, risks of expropriation, threats to employees, political instability, terrorist activities, including extortion, and risks of U.S. and foreign governmental action in relation to us. Trade restrictions apply to certain countries, such as Iran, that require us to obtain licenses from the U.S. government for sales in these countries; these sales are able to be licensed because the products we sell are food staples and the specific parties involved in the sales are cleared by the U.S. government. Our operations in some Central American countries are dependent upon leases and other agreements with the governments of these countries. We lease the land for our Bocas division on the Caribbean coast of Panama, from the Republic of Panama. The initial 20-year lease term expires at the end of 2017 and has two consecutive 12-year extension periods. We can cancel the lease at any time on three years’ prior notice; the Republic of Panama has the right not to renew the lease at the end of the initial term or any extension period, provided that it gives four years’ prior notice.

Our international operations involve a variety of currencies, and our most significant exposure is to the euro. Approximately 40% of our total sales were in Europe in each of 2009, 2008 and 2007. Sales and operating expenses in our Core European markets are primarily in euros and other major European currencies. We also have significant operations in Latin America that result in costs in those local currencies; however banana and other produce purchase contracts are typically in U.S. dollars. We reduce currency exchange risk from sales originating in currencies other than the U.S. dollar by exchanging local currencies for dollars promptly upon receipt. We further reduce our currency exposure for these sales by purchasing hedging instruments (principally euro put option contracts) to hedge the dollar value of our estimated net euro cash flow exposure up to 18 months into the future. These put option contracts allow us to exchange a certain amount of euros for U.S. dollars at either the exchange rate in the option contract or the spot rate. For information with respect to the company’s hedging activities, see Notes 1 and 11 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Exhibit 13.

In the United States, the Perishable Agricultural Commodities Act affords producers or sellers of fresh agricultural produce, such as the company, special rights in seeking to collect payment from customers, including those that are insolvent or bankrupt.

For more information on certain risks of international operations, see “Item 1A - Risk Factors.”

Additional Information

Through our website www.chiquitabrands.com, we make available our reports on Forms 10-K, 10-Q and 8-K, and any amendments, shortly after they are filed with the SEC. To access these documents go to http://www.chiquitabrands.com/InvestorRelations/InvestorRelations.aspx and click on SEC Filings. Our corporate governance policies, board committee charters and Code of Conduct are also available on our website at http://www.chiquitabrands.com/InvestorRelations/Governance.aspx. A copy of any of these documents will be provided to any shareholder upon request to the Corporate Secretary, Chiquita Brands International, Inc., 250 East Fifth St., Cincinnati, Ohio, 45202 or by calling (513) 784-8100. The documents available on our website are not incorporated by reference into this report.

ITEM 1A.	RISK FACTORS

In evaluating and understanding us and our business, you should carefully consider (1) all of the information set forth in this 10-K report, including the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis included in Exhibit 13, (2) information in our other filings with the SEC, including any future reports on Forms 10-Q and 8-K and (3) the risks described below. These are not the only risks we face. Additional risks not presently known or which we currently deem immaterial may also impact our business operations, and even the risks identified below may adversely affect our business in ways we cannot currently anticipate. Our business, financial condition or results of operations could be materially adversely affected by any of these risks.

We operate in a highly competitive environment in which the pricing of our products is substantially dependent on market forces, and we may not be able to pass on all of our increased costs to our customers.

We primarily sell to retailers and wholesalers. Continuing industry consolidation and other factors have increased the buying leverage of the major grocery retailers in all of our markets. Because most produce items must be brought to market promptly, producers and suppliers cannot wait for market dynamics (supply and demand) to change in order to maximize recovery. In addition, industry supply of any produce item at any given time may be subject, in part, to uncontrollable factors, such as weather conditions. Excess industry supply of any produce item may result in increased price competition.

In North America, our customers generally seek annual or multi-year contracts with suppliers that can provide a wide range of fresh produce. Since 2008, our banana contracts in North America have typically been fixed-price and include fuel surcharges that are adjusted based on market indices. Our North American salads business also typically sells value-added salads and healthy snacks under fixed-price contracts that include similar surcharges. While fixed-price contracts provide more predictable selling prices and protect against short-term, market-driven price declines, we may not be able to pass on cost increases that are not fuel-related or take advantage of short-term, market-driven price increases. Bidding for contracts or arrangements with retailers, particularly large chain stores and other large customers, is highly competitive. The prices at which we bid particular contracts may not be sufficient to retain existing business, maintain current levels of profitability or to obtain new business. Where we do not have fixed price contracts, the selling price received for each type of produce depends on several factors, including the availability and quality of the produce item in the market and the availability and quality of competing types of produce.

In Europe and the Mediterranean, bananas and other produce are sold primarily on the basis of weekly price quotes, including customers with whom we have annual supply agreements, which fluctuate significantly due to supply conditions, seasonal trends, transportation costs, currency exchange rates, competitive dynamics and other factors. If demand or pricing is low, rather than buying fruit we have contracted from independent growers, in most cases we have the option of paying them a liquidation price and not taking delivery. We make these decisions and allocate fruit to each market based on our expectations of market conditions; however, due to the time required for transportation, market conditions may change before the fruit is sold.

In addition to direct competition with other industry participants, a few major retailers have begun to purchase a portion of their fruit directly from independent growers, or to contract directly for transportation of tropical fruit products. While these activities are currently a small part of the market, a significantly increased commitment by retailers to manage their own supply chain could affect industry dynamics.

We expect increases in commodity and raw product costs, including purchased fruit, fertilizer, paper, shipping costs and fuel; to the extent that we cannot pass them on to our customers, they could adversely affect our operating results.

We expect significant year-over-year increases in fuel-related costs and purchased fruit prices in 2010. In 2009, approximately 70% of the bananas and all of the lettuce and other produce we sourced were purchased from independent growers. Increased costs for purchased fruit and vegetables have negatively impacted our operating results in the past, and there can be no assurance that they will not adversely affect our operating results in the future. Many external factors may affect the cost and supply of fresh produce, including: market fluctuations; currency fluctuations; changes in governmental regulations, such as exit prices for bananas (which are set by the government in several banana exporting countries); agricultural programs; severe and prolonged weather conditions; natural disasters; labor relations; and other factors. If the price of the fresh produce that we purchase increases significantly, we may not able to effectively pass these costs along to our customers.

Fertilizer and paper costs are significant for the production and packaging of bananas. Although most of our ocean shipping needs are provided under long-term charters with negotiated fixed rates, we pay market rates for ships under short-term charters. While short-term ship charter rates have been recently decreasing, as the global economy recovers, rates may increase in the future. The price of bunker fuel used in shipping operations is an important variable component of our transportation costs. Our fuel costs have increased substantially in recent years. We offset the effect of these increases through fuel surcharges and mitigate the effect of fluctuating fuel prices by purchasing bunker fuel forward contracts that lock in fuel prices for up to 75% of our expected core shipping needs for up to three years. In addition, diesel fuel and other transportation costs are significant components of much of the produce that we purchase from growers and distributors. If the price of any of these items increases significantly, there can be no assurance that we will be able to pass on those increases to our customers.

The continuing global economic downturn is affecting consumers’ purchasing habits and customer financial stability, which may affect sales volume and profitability on some of our products and have other impacts that we cannot fully predict.

In the current global economic downturn, consumers have become more careful in their purchases, which may affect sales and pricing of some of our products. In Europe, our bananas are sold as a premium brand at a premium price, and price-conscious consumers may shift to “value” or unbranded bananas, which may affect the volume and price at which we can sell Chiquita-branded bananas and the profitability of our European business. In the North American salads business, the category did not grow in 2009 and within the category there is continuing pressure from private label salads. Similar trends have resulted in pressure on pricing and volume of some of our other value-added products, such as Just Fruit in a Bottle. There can be no assurance regarding whether and how consumer purchasing habits will change or the extent to which current trends will affect our business.

The full impact and duration of the current global economic downturn on customers, vendors and other business partners cannot be anticipated. For example, major customers or vendors may have financial challenges unrelated to Chiquita that could result in a decrease in their business with us, breaches of obligations to us or, in extreme cases, cause them to file for bankruptcy protection. Although we exercise prudent oversight of the credit ratings and financial strength of our major business partners and seek to diversify our risk to any single business partner, there can be no assurance that there will not be one or more commercial or financial partners that is unable to meet its contractual commitments to us. Similarly, stresses and pressure in the industry may result in impacts on our business partners and competitors which could have competitive impacts within the industry.

Adverse weather conditions, natural disasters, crop disease, pests and other natural conditions can impose significant costs and losses on our business.

Our results of operations have been significantly impacted in the past by a variety of weather-related events. For example, as a result of flooding which affected some of our owned farms in Costa Rica and Panama in December 2008, we incurred approximately $33 million of higher costs, including logistics costs, related to rehabilitating the farms and procuring replacement fruit from other sources. Although we maintain insurance to cover certain weather-related losses, insurance does not cover all weather-related events and, even when an event is covered, our retention or deductible may be significant. We attempt to pass on some of the incremental costs to customers through contract price increases or temporary price surcharges, but there can be no assurance regarding the extent to which we may be able to pass on uninsured costs in the future. To the extent that climate changes lead to more frequent or more severe adverse weather conditions or events, this could increase the impact on our operations and those of our competitors as described below.

Bananas, lettuce and other produce can be affected by drought, temperature extremes, hurricanes, windstorms and floods; floods in particular may affect bananas, which are typically grown in tropical lowland areas. Fresh produce is also vulnerable to crop disease and to pests, which may vary in severity and effect, depending on the stage of agricultural production at the time of infection or infestation, the type of treatment applied and climatic conditions. Unfavorable growing conditions caused by these factors can reduce both crop size and crop quality. In extreme cases, entire harvests may be lost. These factors may result in lower sales volume and, in the case of farms we own or manage, increased costs due to expenditures for additional agricultural techniques or agrichemicals, the repair of infrastructure, and the replanting of damaged or destroyed crops. Incremental costs also may be incurred if we need to find alternate short-term supplies of bananas, lettuce or other produce from other growers.

From time to time, we have experienced shipping interruptions, port damage and changes in shipping routes as a result of weather-related disruptions. While we believe we are adequately insured and would attempt to transport our products by alternative means if we were to experience an interruption, an extended interruption in our ability to ship and distribute our products could have a material adverse effect on us.

Competitors and industry participants may be affected differently by weather-related events based on the location of their production and supply. Our geographic diversity in banana production and sourcing locations increases the risk that we could be exposed to weather or crop-related events that may affect our operations at any given time, but lessens the risk that any single event would have a material adverse effect on our operations. If adverse conditions are widespread in the industry, they may restrict supplies and lead to an increase in prices for produce needed to meet obligations to customers. Particularly in

North America, it would be difficult to recover these higher costs, since we generally have fixed-price contracts with customers in North America.

Our international operations subject us to numerous risks, including the potential imposition of fines or other penalties, which could be substantial, in connection with certain ongoing matters.

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

As discussed in greater detail in Note 19 to the Consolidated Financial Statements, included in Exhibit 13, in December 2009, we received a Statement of Objections (“SO”) from the European Commission (“EC”) in relation to certain past activities alleged to have occurred in southern Europe. In the SO, the EC also expressed a preliminary view questioning the granting of immunity or leniency with respect to the matters set forth in the SO. While we continue to believe that we should be entitled to immunity and, in accordance with customary procedures, intend to respond to the SO, both in writing and at a hearing to be held, we can give no assurance as to the position that the EC will ultimately take in this matter. If the EC proceeds with a decision in this case and takes the position in any such decision that we are not entitled to immunity, then the EC can seek to impose fines on us, which, if imposed, could be substantial. Under its existing fining guidelines, the EC has significant discretion in determining the amount of any fine, subject to a maximum amount equal to 10% of a company’s worldwide revenue attributable to all of its products for the fiscal year prior to the year in which the fine is imposed. As such, if the EC were to impose a fine, it is possible that the imposition of such a fine could have a material adverse effect on our financial position or results of operations, depending on the size of any such fine. A decision regarding the matters referenced in the SO, however, will not be taken by the EC until the close of the administrative procedure.

In addition, we are currently involved in legal proceedings and investigations, described in more detail in Note 19 to the Consolidated Financial Statements, included in Exhibit 13, and under “Item 3 – Legal Proceedings”, involving, among other things, (i) a $25 million financial sanction contained in a plea agreement between us and the U.S. Department of Justice relating to payments made by our former banana-producing subsidiary in Colombia to a paramilitary group in that country which had been designated under U.S. law as a foreign terrorist organization, (ii) additional litigation and investigations relating to the Colombian payments, and (iii) customs proceedings in Italy. In connection with the plea agreement with the U.S. Department of Justice, we agreed that, during a five-year probationary period, we would not commit any federal, state or local crimes. Accordingly, the commission of any illegal acts in the future could also give rise to liabilities under the plea agreement.

Regardless of the outcomes of these matters, we will incur legal and other fees to defend ourselves in all of these proceedings, which in aggregate may have a significant impact on our consolidated financial statements.

As a result of the recent Geneva Agreement on Trade in Bananas described in Management’s Discussion and Analysis – Operations – Banana Segment, included in Exhibit 13, we expect a reduction in our tariff costs to import bananas into the EU. However, the net benefit to us from these reductions will depend on competitive dynamics and pricing impacts in the market, and there can be no assurance that we will realize the full benefit expected. In addition, as described in the same section, there are pending negotiations of free trade area agreements (“FTAs”) between the EU and certain Latin American countries. There is no way of yet knowing what banana measures will finally be approved in these FTAs, when or whether the FTAs will be implemented and what, if any, impact they will have on our operations.

Fluctuations in currency exchange rates may adversely impact our financial results.

Our international operations involve a variety of currencies, with our most significant exposure being to the euro. Both sales and local selling and transportation costs in our Core European markets are primarily in euros and other major European currencies; approximately 40% of our total sales were in Europe in each of 2009, 2008 and 2007. We also have significant operations in Latin America that result in costs in those local currencies; however, banana and other produce purchase contracts are typically in U.S. dollars. Because produce purchase contracts are typically in U.S. dollars, and produce in Europe and the Middle East typically is sold on the basis of weekly price quotes, local selling prices fluctuate partially as a result of currency exchange fluctuations. There can be no assurance that we can increase our local pricing to offset any unfavorable currency exchange fluctuations, such as the euro weakening against the U.S. dollar.

We reduce currency exchange risk from sales originating in currencies other than the U.S. dollar by exchanging local currencies for dollars promptly upon receipt. We further reduce our currency exposure for these sales by purchasing hedging instruments to hedge the dollar value of our estimated net euro cash flow exposure up to 18 months into the future. However, these hedging activities cannot eliminate any long-term risk of currency exposure.

Our operations and products are regulated in the areas of food safety and protection of human health and the environment.

Our worldwide operations and products are subject to inspections by environmental, food safety, health and customs authorities and to numerous governmental regulations, including those relating to the use and disposal of agrichemicals, the documentation of food shipments and the traceability of food products, all of which involve compliance costs. Changes in regulations or laws in the past have required, and in the future may require, operational modifications or capital improvements at various locations. If violations occur, regulators can impose fines, penalties and other sanctions. In some circumstances, we may decide or be required to recall a product if we or regulators believe it poses a potential risk. Although we maintain insurance to cover certain recall losses, this insurance does not cover all events and, even when an event is covered, our retention or deductible may be significant. The costs of these modifications and improvements and of any fines, penalties and recalls could be substantial.

We can be adversely affected by actions of regulators or if consumers lose confidence in the safety and quality of certain food products or ingredients, even if our products are not implicated. As a result, we may also elect or be required to incur additional costs aimed at increasing consumer confidence in the safety of our products. For example, industry concerns regarding the safety of fresh spinach in the United States adversely impacted our Salads and Healthy Snacks operations in late 2006 and throughout 2007, even though our products were not implicated in these issues.

Our level of indebtedness and the financial covenants in our debt agreements could adversely affect our ability to execute our growth strategy or to react to changes in our business, and we may be limited in our ability to use debt to fund future capital needs.

As of December 31, 2009, we had $729 million principal amount of debt outstanding. Even though we have reduced debt in the past four years and we have low debt repayment obligations before 2014, our level of indebtedness continues to be significant and limits our ability to borrow additional funds due to both limits under our financial covenants and the amount that others may be willing to lend us.

We are required to dedicate a substantial portion of our cash flow from operations to servicing debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate expenditures. This, in turn, may: (1) increase our vulnerability to adverse economic or industry conditions; (2) limit our flexibility in planning for, or reacting to, changes in our business or industry; (3) limit our ability to make strategic acquisitions and investments or to introduce new products or services; and (4) place us at a competitive disadvantage relative to competitors that have less debt or greater financial resources.

Most of our indebtedness is issued under debt agreements that require continuing compliance with financial maintenance and other covenants. Our ability to comply with these provisions will be affected by our operating results and cash flow, which in turn may be affected by events beyond our control. If there were an event of default under one of our debt instruments and we were unable to obtain a waiver or amendment, or if we had a change of control, the holders of the affected debt could cause all amounts outstanding with respect to that debt, as well as other debt with cross-default provisions, to be due and payable immediately. Certain leasing and other contractual arrangements also could be affected. Our assets or cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default, and there is no guarantee that we would be able to repay, refinance or restructure the payments on those debt securities or avoid the loss of affected leases and other contracts.

Reliance on third-party relationships and outsourcing arrangements could adversely affect our business; establishment of new outsourcing relationships, and new company operations and offices, may involve risks as new organizations become familiar with their responsibilities.

We rely on independent growers to produce a significant amount of our bananas and all of our lettuce and other produce. For ocean transportation of fresh produce from South and Central America, we rely on third party shippers, who are also responsible for maintaining the ships to avoid mechanical breakdowns and repairing any damage to them. We enter into short-term contracts with third parties to provide ground transportation, customs clearance, production of some of our value-added snacks and a variety of administrative services. For example, in 2009, we entered into arrangements for third parties to provide (1) payroll processing for all North American employees and (2) transaction processing, accounts payable, and other “back office” operations for all worldwide operations. Although our arrangements with third parties may lower operating costs, provide expertise that might not be available among company employees and free up capital resources for other purposes, they reduce our direct control over production, distribution and some administrative activities; in addition, they could increase the time and effort we spend on maintaining our financial controls. New service providers may require time to fully understand certain aspects of our business needs and service requirements. A similar risk exists in our new European headquarters in Switzerland, where substantially all of the employees are new and still becoming familiar with their job requirements. With some third party providers, we are also subject to the geopolitical uncertainties inherent in developing countries.

There can be no assurance that our third party providers will continue to provide the level of services we require, will continue to perform their obligations in a timely manner and will partner creatively with us in the future as our business and logistics needs evolve. The cost efficiencies we seek may not be realized, and inefficiencies or quality control issues could affect our relationships with customers or other suppliers of goods and services. If our ability to bring products to market or service customer accounts were adversely affected, our reputation and business could suffer.

Labor issues can increase our costs or disrupt our operations; pressure to increase union representation could adversely affect our operations; and changes in immigration laws could impact the availability of produce purchased from third-party suppliers.

Most of our employees working in Central America are covered by labor contracts. Contracts covering approximately 7,000 employees will expire during 2010 and/or are currently under negotiation. Under applicable laws, employees are required to continue working under the terms of the expired contract. Approximately two-thirds of our Fresh Express employees, all of whom work in the United States, are covered by labor contracts; none of these contracts expire prior to December 31, 2010. There can be no assurance that we will be able to successfully renegotiate our labor contracts on commercially reasonable terms as they expire or that we will be able to pass on increased costs to our customers.

We are exposed to the risks of strikes or other labor-related actions in both our owned operations and those of independent growers or service providers supplying us. Labor stoppages and strikes may result in increased costs and, in the case of agricultural workers, decreased crop quality. When prolonged strikes or other labor actions occur in agricultural production, growing crops may be significantly damaged or rendered un-harvestable as a result of the disruption of irrigation, disease and pest control and other agricultural practices. In addition, our non-union workforce, particularly in our salads and healthy snacks business in the U.S., has been subject to union organization efforts from time to time, and we could be subject to future unionization efforts. While we respect freedom of association, increased unionization of our workforce could increase our operating costs and/or constrain our operating flexibility.

We purchase lettuce and other salad ingredients from many third parties that grow these products in the United States. The personnel engaged for harvesting operations typically include significant numbers of immigrants who are authorized to work in the U.S. The availability and number of these workers is subject to decrease if there are changes in U.S. immigration laws. A scarcity of available personnel to harvest agricultural products in the U.S. could increase our costs for those products or could lead to product shortages.

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

Consumers and institutions associate the “Chiquita” and “Fresh Express” trademarks and related brands with high-quality and safe food products, as well as responsible business practices, which are an integral part of our business. We have licensed the Chiquita brand to several third parties over whom we have limited control, and acts or omissions by these third parties can reflect on our products and our business. Any events, rumors or negative publicity regarding the quality and safety of our food products or our business practices, even if baseless, may adversely affect the value of our brand names and the demand for our products.

Future innovations, acquisitions, investments and strategic alliances may be costly, may not achieve their intended goals and may distract our management, increase our expenses and adversely affect our business.

Our ability to execute successfully through innovation, new products, acquisitions and geographic expansion will determine the extent to which we are able to grow existing sales and volume profitably. If we are unsuccessful in these efforts, it may adversely affect our financial condition, results of operations and ability to grow our business. The following risks, in particular, may be applicable:

Risks relating to innovation:

In the area of innovation, we must be able to develop new products and enhance existing products that appeal to consumers and customers. This depends, in part, on the technological and creative skills of our personnel and on our ability to protect our intellectual property rights in both proprietary technology and our brands. We may not be successful in the development, introduction, marketing and sourcing of new products, or innovations to existing products, that satisfy customer needs, achieve market acceptance or generate satisfactory financial returns.

Risks relating to acquisitions, investments and strategic alliances:

We may not identify suitable acquisitions, investments or strategic alliances or complete them on terms that are satisfactory to us. If completed, we may be unable to successfully integrate an acquired company’s personnel, assets, management systems and technology. The benefits expected from an acquisition may not materialize and could be adversely affected by numerous factors, such as regulatory developments, industry events, general economic conditions, increased competition and the loss of existing key personnel or customers. We may not have control over decisions made by a strategic alliance partner, and it could be difficult for us to exit or restructure an alliance if we desire to do so.

We have a significant amount of goodwill and other intangible assets on our balance sheet; a substantial impairment of our goodwill or other intangible assets may adversely affect our operating results.

As of December 31, 2009, we had approximately $750 million of intangible assets such as goodwill and trademarks on our balance sheet, the value of which depend on a variety of factors, including the success of our business, earnings growth and market conditions. Accounting standards require us to review goodwill and trademarks at least annually for impairment, and more frequently if impairment indicators are present. We recorded a $375 million ($374 million after-tax) impairment charge in the fourth quarter of 2008 relating to goodwill at Fresh Express. Reviews in 2009 did not indicate impairment, but there can be no assurance that future reviews of our goodwill, trademarks and other intangible assets will not result in additional impairment charges. Although it does not affect cash flow or our compliance under the company’s current credit facility, an impairment charge does have the effect of decreasing our earnings and shareholders’ equity.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2009, we owned more than 35,000 acres and leased approximately 20,000 acres of improved land, principally in Costa Rica, Panama, Honduras and Guatemala, primarily for the cultivation of bananas and support activities. We lease the land for our Bocas division on the Caribbean coast of Panama from the Republic of Panama. The initial 20-year lease term expires at the end of 2017 and has two consecutive 12-year extension periods. We can cancel the lease at any time with three years’ prior notice; the Republic of Panama has the right not to renew the lease at the end of the initial term or any extension period, provided that it gives four years’ prior notice. We also own warehouses, power plants, packing stations, irrigation systems and port loading and unloading facilities used in connection with our banana operations.

We chartered the twelve ships that serve our core ocean shipping needs on a long-term basis. The ships are refrigerated cargo ships that are highly specialized, in both size and technology, for international trade in bananas and other refrigerated products. Eleven of the ships are being chartered back from two global shipping operators through 2014, with options for up to an additional five years, and one ship is being chartered back through 2010. We also have chartered twelve additional vessels: five through 2010, with options for up to an additional two years; three through 2011; and four through 2012. The remainder of our shipping needs, which is approximately 10% of the total, is chartered on a spot basis.

In our Salads and Healthy Snacks segment, we have six processing/distribution plants located in California, Georgia, Illinois, Pennsylvania and Texas. We believe these facilities have capacity for the company’s planned growth for at least the next several years.

We lease the space for our headquarters in Cincinnati, Ohio. Our subsidiaries also own and lease warehouses, ripening facilities, distribution facilities, office space and other properties in connection with their operations, principally in Europe and the United States.

Chiquita Brands L.L.C. (“CBL”), our main operating subsidiary, directly or indirectly owns substantially all our business operations and assets, and directly or indirectly owns substantially all of our trademarks. Substantially all U.S. assets of CBL and its subsidiaries are pledged to secure CBL’s credit facility. The credit facility is also secured by liens on CBL’s trademarks, a guarantee by CBII secured by a pledge of CBL’s equity, and pledges of stock of and guarantees by various CBL subsidiaries worldwide. See Note 10 to the Consolidated Financial Statements in Exhibit 13 for a more complete description of the credit facility.

We believe our property and equipment are generally well maintained, in good operating condition and adequate for our present needs. We maintain reasonable and customary insurance programs protecting our financial interest in business assets. Banana crop losses are self-insured because of the high cost of third-party insurance. Our risk of banana crop loss is reduced as a result of internal best practices and mitigation efforts, as well as geographic diversity of banana sources.

For further information with respect to our physical properties, see the descriptions under “Item 1 - Business” above, and Note 6 to the Consolidated Financial Statements in Exhibit 13.

ITEM 3.	LEGAL PROCEEDINGS

Information included in all but the last paragraph of Note 19 to the Consolidated Financial Statements included in Exhibit 13, including the descriptions of the European Competition Law Investigation, the Colombia-Related Matters and the Italian Customs Matters is incorporated herein by reference.

PERSONAL INJURY CASES

Over the last 20 years the company has been named—along with manufacturers of DBCP and other banana producing companies—as a defendant by thousands of plaintiffs alleging sterility and other injuries as a result of exposure to DBCP. There currently are approximately 3,600 claims pending against Chiquita, most of them in Superior Court of California, Los Angeles County. For a number of reasons, including those listed below, the company does not believe that it will incur a material loss as a result of these claims: (i) the vast majority of these plaintiffs have come forward with no evidence of exposure at any facility owned or operated by Chiquita, (ii) the fact that the company used DBCP commercially only from 1973 to 1977 while it was registered for use by the U.S. Environmental Protection Agency (“EPA”), (iii) the company discontinued the use of DBCP 2 years before it was banned by the EPA, and (iv) the company previously settled DBCP claims with the great preponderance of workers whom it believed could have meritorious claims.

For more than 20 years, a number of claims have been filed against the company on behalf of merchant seamen or their personal representatives alleging injury or illness from exposure to asbestos while employed as seamen on company-owned ships at various times from the mid-1940s until the mid-1970s. The claims are based on allegations of negligence and unseaworthiness. In these cases, the company is typically one of many defendants, including manufacturers and suppliers of products containing asbestos, as well as other ship owners. Five of these cases are pending in state courts in various stages of activity. Over the past twelve years, 26 state court cases have been settled and 41 state court cases have been resolved without any payment. In addition to the state court cases, there are approximately 5,330 federal court cases, most of which are currently inactive (known as the “MARDOC” cases). The MARDOC cases are managed under the supervision of the U.S. District Court for the Eastern District of Pennsylvania (the “Federal Court”). In 1996, the Federal Court administratively dismissed all then-pending MARDOC cases without prejudice for failure to provide evidence of asbestos-related disease or exposure to asbestos. Under this order, all MARDOC cases subsequently filed against the company have also been administratively dismissed. Recently the Court has begun to reinstate the MARDOC cases, and 24 MARDOC cases have been reinstated against the company. Upon reinstatement, cases will not proceed without showing some evidence of asbestos-related disease, exposure to asbestos and service on the company’s ships. Five of the reinstated cases have been dismissed without any settlement payment. It is contemplated that the Court will continue to activate more cases during 2010. As a matter of law, punitive damages are not recoverable in seamen’s asbestos cases. Although the company has very little factual information with which to evaluate these maritime asbestos claims, management does not believe, based on information currently available to it and advice of counsel, that these claims will, individually or in the aggregate, have a material adverse effect on the Consolidated Financial Statements of the company.

A number of other legal actions are pending against the company. Based on information currently available to the company and on advice of counsel, management does not believe these other legal actions will, individually or in the aggregate, have a material adverse effect on the Consolidated Financial Statements of the company.

Regardless of the outcomes, the company has paid, and will likely continue to incur, significant legal and other fees to defend itself in the proceedings described in Note 19 to the Consolidated Financial Statements included in Exhibit 13, and incorporated herein by reference under European Competition Law Investigation and Columbia Related Matters, which may have a significant impact on the company’s Consolidated Financial Statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 19, 2010, there were 1,525 common shareholders of record. Our common stock is traded on the New York Stock Exchange. Information concerning restrictions on our ability to declare and pay dividends on the common stock, the amount of common stock dividends declared, and price information for the common stock is contained in Notes 10, 17 and 20, respectively, to the Consolidated Financial Statements included in Exhibit 13. This information is incorporated herein by reference.

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

The Consolidated Financial Statements of Chiquita Brands International, Inc., included in Exhibit 13 and including “Quarterly Financial Data” in Note 20 to the Consolidated Financial Statements, are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Chiquita maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic filings with the SEC is (a) accumulated and communicated to the company’s management in a timely manner and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of December 31, 2009, an evaluation was carried out by Chiquita’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of that date.

Management’s report on internal control over financial reporting

The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. As a result of this assessment, management has concluded that, as of December 31, 2009, the company’s internal control over financial reporting was effective based on the criteria in Internal Control – Integrated Framework. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in internal control over financial reporting

The company also maintains a system of internal accounting controls, which includes internal control over financial reporting, that is designed to provide reasonable assurance that the company’s financial records can be relied upon for preparation of its consolidated financial statements in accordance with generally accepted accounting principles in the United States and that its assets are safeguarded against loss from unauthorized use or disposition. During the fourth quarter of 2009, the company transitioned certain transaction processing activities significant to the company’s financial reporting processes to a business process outsourcing provider. Before, during and after the transition, a substantially equivalent control environment was maintained. Based on an evaluation by Chiquita’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, during the quarter ended December 31, 2009, there were no changes in the company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect, Chiquita’s internal control over financial reporting.

Report of independent registered public accounting firm

The Audit Committee engaged PricewaterhouseCoopers LLP, an independent registered public accounting firm, to audit the company’s 2009 financial statements and its internal control over financial reporting and to express opinions thereon. The scope of the audits is set by PricewaterhouseCoopers following review and discussion with the Audit Committee. PricewaterhouseCoopers has full and free access to all company records and personnel in conducting its audits. Representatives of PricewaterhouseCoopers meet regularly with the Audit Committee, with and without members of management present, to discuss their audit work and any other matters they believe should be brought to the attention of the Audit Committee. PricewaterhouseCoopers has issued opinions on the company’s

2009 consolidated financial statements and the effectiveness of the company’s internal control over financial reporting. Their report is included in the Consolidated Financial Statements included in Exhibit 13.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information relating to the company’s executive officers below, which is as of February 19, 2010, the information required by this Item 10 is incorporated herein by reference from the applicable information set forth in “Election of Directors,” “Information About the Board of Directors and Its Committees” and “Security Ownership of Directors and Executive Officers – Section 16(a) Beneficial Ownership Reporting Compliance” which will be included in Chiquita’s definitive Proxy Statement to be filed with the SEC in connection with the 2010 Annual Meeting of Shareholders, and “Item 1 – Business – Additional Information.”

Executive Officers of the Registrant

Fernando Aguirre (age 52) has been Chiquita’s President and Chief Executive Officer and a director since January 2004 and its Chairman since May 2004. Prior to joining Chiquita, Mr. Aguirre had served The Procter & Gamble Company (“P&G”), a manufacturer and distributor of consumer products, in various capacities for more than 20 years including in an executive capacity with P&G’s Global Snacks and U.S. Food Products business units. Mr. Aguirre is also a director of Coca-Cola Enterprises Inc.

Kevin R. Holland (age 48) has been Senior Vice President and Chief People Officer since October 2007. From October 2005 to October 2007 Mr. Holland served as the company’s Senior Vice President, Human Resources. Prior to joining Chiquita, he served as Chief People Officer of Coors Brewing Company, the primary U.S. operating subsidiary of Molson Coors Brewing Co., from 2003 to June 2005.

Brian W. Kocher (age 40) has been President, North America since October 2007. Mr. Kocher served as Chief Accounting Officer from April 2005 to February 2008, as Vice President and Controller from April 2005 to October 2007, and as Vice President, Finance from February to April 2005. Prior to joining Chiquita, Mr. Kocher worked for several years at Hill-Rom, Inc., a provider of medical equipment and integrated caregiver solutions and a subsidiary of Hillenbrand Industries, Inc., where he held a variety of positions, including Vice President of Sales for Services from October 2004 to February 2005.

Michel Loeb (age 55) has been President, Europe and Middle East since October 2007. He was President, Chiquita Fresh Group—Europe from 2004 to October 2007. Prior to that Mr. Loeb served S.C. Johnson & Son, Inc., a manufacturer of consumer products, in various sales, marketing and management capacities for several years.

Manuel Rodriguez (age 60) has been Senior Vice President, Government and International Affairs and Corporate Responsibility Officer since March 2005. He was Senior Vice President, Government and International Affairs from 2004 to March 2005. He has served the company in various legal, government affairs and labor relations capacities since 1980.

Michael B. Sims (age 51) has been Senior Vice President and Chief Financial Officer since August 2009. He served as Vice President, Corporate Development and Treasurer from November 2007 to August 2009 and Vice President, Corporate Development from May 2006 to November 2007. Mr. Sims has served the company in various capacities since 1988, including as Vice President Finance and Administration – Europe from 1999 to May 2006.

James E. Thompson (age 49) has been Senior Vice President, General Counsel and Secretary since March 2007. He was Senior Vice President, General Counsel and Secretary and Chief Compliance Officer from July 2006 to March 2007 and from April 2006 to June 2006 served as Senior Vice President and Chief Compliance Officer. From 2002 to April 2006, Mr. Thompson was Group Vice President, General Counsel and Secretary at McLeodUSA, Inc., a telecommunications service provider.

Tanios Viviani (age 48) has been President, Global Innovation & Emerging Markets and Chief Marketing Officer since October 2007. From July 2005 to October 2007 he was President of the Fresh Express Group and from 2004 to July 2005 he was Vice President, Fresh Cut Fruit. Prior to joining Chiquita, Mr. Viviani had served P&G in various capacities and locations for 15 years.

Waheed Zaman (age 49) has been Senior Vice President, Product Supply Organization since October 2007. He was Senior Vice President, Supply Chain and Procurement from September 2006 to October 2007 and from December 2005 to September 2006 was Senior Vice President, Supply Chain, Procurement and Chief Information Officer. From 2004 to December 2005 Mr. Zaman served as Vice President and Chief Information Officer. Prior to joining Chiquita, Mr. Zaman had served P&G in various information technology capacities for more than 15 years.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from the applicable information set forth in “Information About the Board of Directors and Its Committees,” “Compensation of Executive Officers” and “Compensation of Directors” which will be included in Chiquita’s definitive Proxy Statement to be filed with the SEC in connection with the 2010 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference from the applicable information set forth in “Security Ownership of Chiquita’s Principal Shareholders,” “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” which will be included in Chiquita’s definitive Proxy Statement to be filed with the SEC in connection with the 2010 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference, if any, from the applicable information set forth in “Other Information – Related Person Transactions” and “Information About the Board of Directors and Its Committees” which will be included in Chiquita’s definitive Proxy Statement to be filed with the SEC in connection with the 2010 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the applicable information set forth in “Other Information – Chiquita’s Independent Registered Public Accounting Firm” which will be included in Chiquita’s definitive Proxy Statement to be filed with the SEC in connection with the 2010 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements. The following Consolidated Financial Statements of the company and accompanying Reports of Independent Registered Public Accounting Firms are included in Exhibit 13:

2. Financial Statement Schedules. Financial Statement Schedules I—Condensed Financial Information of Registrant and II—Consolidated Allowance for Doubtful Accounts Receivable and Consolidated Change in Tax Valuation Allowance are included on pages 32 through 37 and pages 38 and 39, respectively, of this Annual Report on Form 10-K. All other schedules are not required under the related instructions or are not applicable. The report of the independent registered public accounting firm on these financial statement schedules for the years ended 2009 and 2008 is included on page 31 and the respective consent is attached as Exhibit 23.1. The report of the independent registered public accounting firm on these financial statement schedules for the year ended 2007 is included in the respective consent attached as Exhibit 23.2.

3. Exhibits. See Index of Exhibits (pages 40 through 44) for a listing of all exhibits to this Annual Report on Form 10-K.

In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide readers with information regarding their terms and are not intended to provide any other factual or disclosure information about any of the parties to the agreements. Agreements included as exhibits may contain representations and warranties by one or more of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2010.

CHIQUITA BRANDS INTERNATIONAL, INC.

By	/s/ Fernando Aguirre
Fernando Aguirre
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below as of February 26, 2010:

/s/ Fernando Aguirre	Chairman of the Board, President and Chief
Fernando Aguirre	Executive Officer (Principal Executive Officer)

Kerrii B. Anderson*	Director
Kerrii B. Anderson

Howard W. Barker, Jr.*	Director
Howard W. Barker, Jr.

William H. Camp*	Director
William H. Camp

Robert W. Fisher*	Director
Robert W. Fisher

Dr. Clare M. Hasler*	Director
Dr. Clare M. Hasler

	Durk I. Jager*	Director
Durk I. Jager

	Jaime Serra*	Director
Jaime Serra

	Steven P. Stanbrook*	Director
Steven P. Stanbrook

	/s/ Michael B. Sims	Senior Vice President and Chief Financial
	Michael B. Sims	Officer (Principal Financial Officer)

	/s/ Lori A. Ritchey	Vice President, Controller and Chief Accounting
	Lori A. Ritchey	Officer (Principal Accounting Officer)

* By	/s/ Lori A. Ritchey
Attorney-in-Fact**

**	By authority of powers of attorney filed with this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedules

To the Board of Directors of

Chiquita Brands International, Inc.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 26, 2010 appearing in the 2009 Annual Report to Shareholders of Chiquita Brands International, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K as of and for the years ended December 31, 2009 and 2008. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

The company changed the manner in which it accounts for convertible debt instruments effective January 1, 2009.

/s/ PricewaterhouseCoopers LLP
Cincinnati, Ohio
February 26, 2010

CHIQUITA BRANDS INTERNATIONAL, INC. – PARENT COMPANY ONLY

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In thousands)

Condensed Balance Sheets

	December 31,
	2009	2008*
ASSETS
Current assets:
Cash and equivalents	$—	$—
Other current assets	970	2,134

Total current assets	970	2,134

Investments in and accounts with subsidiaries	1,292,845	1,146,777
Other assets	23,354	25,080

Total assets	$1,317,169	$1,173,991

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt due within one year	$—	$—
Accounts payable and accrued liabilities	31,013	25,963

Total current liabilities	31,013	25,963

Long-term debt:
7 1/ 2% Senior Notes, due 2014	167,083	195,328
8 7/8% Senior Notes, due 2015	179,185	188,445
4.25% Convertible Notes, due 2016	127,138	120,385
Long-term debt due to subsidiary	128,732	91,227
Commitments and contingent liabilities	—	—
Other liabilities	23,715	28,242

Total liabilities	656,866	649,590

Shareholders’ equity	660,303	524,401

Total liabilities and shareholders’ equity	$1,317,169	$1,173,991

*	Amounts differ from those previously reported due to the adoption of new accounting standards related to the company’s Convertible Notes as described in Note 5.

CHIQUITA BRANDS INTERNATIONAL, INC. – PARENT COMPANY ONLY

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In thousands)

Condensed Statements of Operations

	2009	2008*	2007
Net sales	$—	$—	$—

Cost of sales	—	—	—
Selling, general and administrative	(68,347)	(57,168)	(48,186)
Equity in (losses) earnings of subsidiaries[1]	208,169	(216,928)	43,847
Restructuring	—	—	(3,770)
Charge for contingent liabilities	—	—	—

Operating income (loss)	139,822	(274,096)	(8,109)

Interest expense	(41,224)	(52,856)	(40,158)
Interest expense to subsidiary	(7,935)	(1,666)	—
Other income (expense), net	(572)	(1,977)	126

Income (loss) before income taxes	90,091	(330,595)	(48,141)
Income taxes	400	1,900	(900)

Net income (loss)	$90,491	$(328,695)	$(49,041)

*	Amounts differ from those previously reported due to the adoption of new accounting standards related to the company’s Convertible Notes as described in Note 5.

[1]	Amounts presented for 2008 include a $375 million ($374 million after-tax) goodwill impairment charge in the Salads and Healthy Snacks segment of Chiquita Brands L.L.C., the main operating subsidiary.

CHIQUITA BRANDS INTERNATIONAL, INC. – PARENT COMPANY ONLY

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In thousands)

Condensed Statements of Cash Flow

	2009	2008	2007
Cash flow from operations	$(4)	$(12,400)	$(1,832)

Investing
Investments in subsidiaries	—	(193,434)	—

Cash flow from investing	—	(193,434)	—

Financing
Issuances of long-term debt	—	200,000	—
Deferred financing fees for long-term debt	—	(6,566)	—
Proceeds from exercise of stock options/warrants	4	12,400	1,832

Cash flow from financing	4	205,834	1,832

Change in cash and equivalents	—	—	—
Balance at beginning of period	—	—	—

Balance at end of period	$—	$—	$—

CHIQUITA BRANDS INTERNATIONAL, INC. – PARENT COMPANY ONLY

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Notes to Condensed Financial Information of Registrant

1.	All cash is owned and managed by Chiquita Brands L.L.C. (“CBL”), the main operating subsidiary of the company, acting as agent for Chiquita Brands International, Inc. (“CBII”).

2.	For purposes of these condensed financial statements, CBII’s investments in its subsidiaries are accounted for by the equity method.

3.	In September 2006, the board of directors suspended the payment of dividends. Any future payments of dividends would require approval of the board of directors. CBL’s credit facility places customary limitations on the ability of CBL and its subsidiaries to make loans, distributions or other transfers to CBII. However, payments to CBII are permitted: (i) for all routine operating expenses in connection with the company’s normal operations and to fund certain liabilities of CBII, including interest payments, whether or not any event of default exists or is continuing and (ii) subject to no continuing event of default and compliance with the financial covenants, for other financial needs, including (A) payment of dividends and distributions to shareholders and (B) repurchases of common stock.

4.	On February 12, 2008, CBII issued $200 million of 4.25% convertible senior notes due 2016 (“Convertible Notes”) for approximately $194 million of net proceeds, which were used to repay subsidiary debt. The Convertible Notes pay interest semiannually at a rate of 4.25% per annum, beginning August 15, 2008. The Convertible Notes are unsecured, unsubordinated obligations of CBII and rank equally with other existing CBII debt and any other unsecured, unsubordinated indebtedness CBII may incur.

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

5.	On January 1, 2009, the company adopted new accounting standards related to convertible debt instruments, which required a change in the company’s accounting method for the Convertible Notes. Prior periods have been adjusted to reflect this change.

The company’s Convertible Notes are required to be accounted for in two components: (i) a debt component included in “Long-term debt” recorded at the estimated fair value upon issuance of a similar debt instrument without the debt-for-equity conversion feature; and (ii) an equity component included in “Shareholders’ equity” representing the estimated fair value of the conversion feature at the date of issuance. This separation results in the debt being carried at a discount compared to the principal. This discount is then accreted to the carrying value of the debt component using the effective interest rate method over the expected life of the Convertible Notes (through the 2016 maturity date).

The effective interest rate on the debt component for each of the years ended December 31, 2009 and 2008 was 12.50%.

The carrying amounts of the debt and equity components of the Convertible Notes, after the retrospective application of the new accounting standards, are as follows:

(In thousands)	December 31, 2009	December 31, 2008
Principal amount of debt component	$200,000	$200,000
Unamortized discount	(72,862)	(79,615)

Net carrying amount of debt component	$127,138	$120,385

Equity component	$84,904	$84,904
Issuance costs and income taxes	(3,210)	(3,210)

Equity component, net of issuance costs and income taxes	$81,694	$81,694

The interest expense related to the Convertible Notes was as follows:

(In thousands)	December 31, 2009	December 31, 2008
4.25% coupon interest	$8,500	$7,508
Amortization of deferred financing fees	505	750
Retrospective effect of allocating deferred financing fees to the equity component	—	(319)
Amortization of discount on the debt component	6,753	5,289

Total interest expense related to the Convertible Notes	$15,758	$13,228

The effect of the retrospective application of these new accounting standards is as follows:

Income Statement Data:

	Year Ended December 31, 2008
(In thousands, except per share amounts)	Previously Reported	Impact of Change in Accounting Standards	As Adjusted
Interest expense	$(47,886)	$(4,970)	$(52,856)
Net loss	(323,725)	(4,970)	(328,695)

Balance Sheet Data:

	December 31, 2008
(In thousands)	Previously Reported	Impact of Change in Accounting Standards	As Adjusted
Other assets	$27,856	$(2,776)	$25,080
Total assets	1,176,767	(2,776)	1,173,991
Long-term debt	583,773	(79,615)	504,158
Other liabilities	28,127	115	28,242
Total liabilities	729,090	(79,500)	649,590
Total equity	447,677	76,724	524,401

6.	In the fourth quarter 2008, the company recorded a $375 million ($374 million after-tax) Fresh Express goodwill impairment charge in the Salads and Healthy Snacks segment which is included in “Equity in (losses) earnings of subsidiaries” on the Condensed Statement of Operations.

7.

In September through December 2009, CBL repurchased $38 million principal amount of CBII’s Senior Notes in the open market at a small discount consisting of $28 million of the 7 1/2% Senior Notes and $9 million of the 8 7/8% Senior Notes. In January and February 2010, the company repurchased an additional $7 million principal amount of 7 1/2% Senior Notes, for par value. These repurchases resulted in a small extinguishment loss of less than $1 million, net of deferred financing fee write-offs and transaction costs. In September and October 2008, CBL repurchased $55 million principal amount of 7 1/2% Senior Notes and $36 million principal amount of 8 7/8% Senior Notes at a discount in the open market (see Note 10 to the Consolidated Financial Statements included in Exhibit 13). The 2008 Senior Note repurchases resulted in an extinguishment gain of approximately $14 million, net of deferred financing fee write-offs and transaction costs. These repurchased Senior Notes are being held by CBL as permitted investments under the terms of the Credit Facility. Although CBL does not intend to resell any of the Senior Notes purchased, the Senior Notes were not retired and therefore are included on the Condensed Balance Sheets as “Long-term debt due to subsidiary.” In addition, CBII separately reports interest expense paid or due to CBL on the Condensed Statements of Operations as “Interest expense to subsidiary.” These amounts are eliminated in consolidation in the Consolidated Financial Statements included in Exhibit 13.

CHIQUITA BRANDS INTERNATIONAL, INC.

SCHEDULE II – CONSOLIDATED ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

(In thousands)

	2009	2008	2007
Balance at beginning of period	$9,132	$10,579	$11,356

Additions:
Charged to costs and expenses	2,918	966	1,743

	2,918	966	1,743

Deductions:
Write-offs	2,444	1,135	3,036
Other, net	(13)	1,278	(516)

	2,431	2,413	2,520

Balance at end of period	$9,619	$9,132	$10,579

CHIQUITA BRANDS INTERNATIONAL, INC.

SCHEDULE II – CONSOLIDATED CHANGE IN TAX VALUATION ALLOWANCE

(In thousands)

	2009	2008	2007
Balance at beginning of period	$239,941	$203,363	$178,544

Additions:
U.S. net deferred tax assets	—	30,485	30,011
Foreign net deferred tax assets	25,738	49,442	3,096
Prior year U.S. NOL adjustments	4,240	3,242	1,875

	29,978	83,169	34,982

Deductions:
U.S. net deferred tax assets	18,489	—	—
Convertible debt	—	28,633	—
Prior year foreign NOL adjustments	6,515	17,958	10,163

	25,004	46,591	10,163

Balance at end of period	$244,915	$239,941	$203,363

CHIQUITA BRANDS INTERNATIONAL, INC.

Index of Exhibits

As explained in more detail in Item 15, readers should note that exhibits are included to provide information about the terms of the agreements and are not intended to provide information about the parties to those agreements.

Exhibit Number	Description
*3.1	Third Restated Certificate of Incorporation (Exhibit 1 to Form 8-A filed March 12, 2002)

*3.2	Restated Bylaws, as amended through September 21, 2007. (Exhibit 3.1 to Current Report on Form 8-K filed September 27, 2007)

*4.4	Indenture, dated as of September 28, 2004, between Chiquita Brands International, Inc. and LaSalle Bank National Association, as trustee, relating to $250 million aggregate principal amount of 7 1/2% Senior Notes due 2014. (Exhibit 4.1 to Current Report on Form 8-K filed September 30, 2004)

*4.5	First Supplemental Indenture, dated as of February 4, 2008, between Chiquita Brands International, Inc. and LaSalle Bank National Association, as trustee, relating to $250 million aggregate principal amount of 7 1/2% Senior Notes due 2014. (Exhibit 4.1 to Current Report on Form 8-K filed February 12, 2008)

*4.6	Instrument of Resignation, Appointment and Acceptance, dated as of January 20, 2009, between Chiquita Brands International, Inc., Bank of America, N.A., as successor by merger to LaSalle Bank National Association, and Wells Fargo Bank, National Association, relating to $250 million aggregate principal amount of 7 1/2% Senior Notes due 2014. (Exhibit 4.6 to Annual Report on Form 10-K for the year ended December 31, 2008)

*4.7	Indenture, dated as of June 28, 2005, between Chiquita Brands International, Inc. and LaSalle Bank National Association, as trustee, relating to $225 million aggregate principal amount of 8 7/8% Senior Notes due 2015. (Exhibit 4.1 to Current Report on Form 8-K filed March 8, 2005)

*4.8	Instrument of Resignation, Appointment and Acceptance, dated as of January 20, 2009, between Chiquita Brands International, Inc., Bank of America, N.A., as successor by merger to LaSalle Bank National Association, and Wells Fargo Bank, National Association, relating to $225 million aggregate principal amount of 8 7/8% Senior Notes due 2015. (Exhibit 4.8 to Annual Report on Form 10-K for the year ended December 31, 2008)

*4.9	Indenture, dated as of February 1, 2008, between Chiquita Brands International, Inc. and LaSalle Bank National Association, as trustee, relating to $200 million aggregate principal amount of 4.25% Convertible Senior Notes due 2016. (Form of indenture filed as Exhibit 4.1 to Registration Statement on Form S-3 filed March 8, 2005)

*4.10	First Supplemental Indenture, dated as of February 12, 2008, between Chiquita Brands International, Inc. and LaSalle Bank National Association, as trustee, containing the terms of $200 million aggregate principal amount of 4.25% Convertible Senior Notes due 2016. (Exhibit 4.2 to Current Report on Form 8-K filed February 12, 2008)

*4.11	Instrument of Resignation, Appointment and Acceptance, dated as of January 20, 2009, between Chiquita Brands International, Inc., Bank of America, N.A., as successor by merger to LaSalle Bank National Association, and Wells Fargo Bank, National Association, relating to $200 million aggregate principal amount of 4.25% Convertible Senior Notes due 2016. (Exhibit 4.11 to Annual Report on Form 10-K for the year ended December 31, 2008)

*10.1	Stock Purchase Agreement dated June 10, 2004, among Chiquita International Limited, Chiquita Brands L.L.C. and Invesmar Limited, an affiliate of C.I. Banacol S.A. (Exhibit 99.2 to Current Report on Form 8-K filed June 14, 2004)

*10.2	Plea Agreement among Chiquita Brands International, Inc., the United States Attorney’s Office for the District of Columbia and the National Security Division of the Department of Justice, as of March 19, 2007 accepted by the United States District Court for the District of Columbia on September 17, 2007. (Exhibit 10.1 to Current Report on Form 8-K filed March 20, 2007)

*+10.3	Master Agreement by and among Chiquita Brands International, Inc., Chiquita Brands L.L.C., Great White Fleet Ltd., certain Chiquita Vessel Owners, Eastwind Maritime Inc., NYKLauritzenCool AB, Seven Hills LLC and Eystrasalt LLC dated April 30, 2007. (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

*+10.4	Form of Time Charter for Container Vessels between various Ship Owning Entities and Great White Fleet Ltd. dated April 30, 2007. (Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

*+10.5	Form of Refrigerated Vessel Time Charters between Seven Hills LLC and Great White Fleet Ltd. dated April 30, 2007. (Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

*+10.6	Form of Long-Period Charters between NYKLauritzenCool AB and Great White Fleet Ltd. dated April 30, 2007. (Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

*+10.7	International Banana Purchase Agreement F.O.B. (Port of Loading) dated January 25, 2008 between Chiquita International Limited and Banana International Corporation, an affiliate of C.I. Banacol, S.A., English translation of original document, which is in Spanish, conformed to include amendments through July 14, 2008. (Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)

*10.8	Credit Agreement dated as of March 31, 2008, among Chiquita Brands International, Inc., Chiquita Brands L.L.C., certain financial institutions as lenders, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, as administrative agent, letter of credit issuer, swing line lender, lead arranger and bookrunner, conformed to include amendments included in First Amendment to Credit Agreement and Consent entered into as of June 30, 2008. (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

*+10.9	Sale and Purchase Agreement dated as of May 13, 2008 by and among Hameico Fruit Trade, GmbH with the acknowledgment of Chiquita Brands International, Inc., and Univeg Fruit & Vegetable N.V., with the acknowledgment of De Weide Blik N.V. (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

Executive Compensation Plans and Agreements

*10.10	Chiquita Brands International, Inc. 1997 Amended and Restated Deferred Compensation Plan conformed to include amendments through July 29, 2008. (Exhibit 10.12 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

*10.11	Chiquita Brands International, Inc. Capital Accumulation Plan, conformed to include amendments through July 8, 2008. (Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

*10.12	Guaranty, dated March 12, 2001, by Chiquita Brands, Inc. (n/k/a Chiquita Brands L.L.C.) of obligations of Chiquita Brands International, Inc., under its Deferred Compensation and Capital Accumulation Plans, included as Exhibit 10.16 below. (Exhibit 10-I to Annual Report on Form 10-K for the year ended December 31, 2000)

*10.13	Chiquita Brands International, Inc. Chiquita Stock and Incentive Plan, conformed to include amendments through July 7, 2009. (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

*10.14	Long-Term Incentive Program 2007-2009 Terms (Exhibit 10.20 to Annual Report on Form 10-K for the year ended December 31, 2006)

*10.15	Long-Term Incentive Program 2008-2010 Terms (Exhibit 10.23 to Annual Report on Form 10-K for the year ended December 31, 2007)

*10.16	Long-Term Incentive Program 2009-2011 Terms (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)

*10.17	Amended and Restated Directors Deferred Compensation Program, conformed to include amendments through July 8, 2008. (Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

*10.18	Form of Stock Option Agreement with non-management directors of the company (Exhibit 10-p to Annual Report on Form 10-K for the year ended December 31, 2002)

*10.19	Form of Restricted Share Agreement with non-management directors (Exhibit 10-u to Annual Report on Form 10-K for the year ended December 31, 2002)

*10.20	Employment Agreement dated and effective January 12, 2004 between Chiquita Brands International, Inc. and Fernando Aguirre, including Form of Restricted Share Agreement for 110,000 shares of Common Stock (time vesting) (Exhibit A), Form of Restricted Share Agreement for 150,000 shares of Common Stock (performance vesting) (Exhibit B) and Form of Non-Qualified Stock Option Agreement with respect to an aggregate of 325,000 shares of Common Stock (Exhibit C) (Exhibit 10.1 to Current Report on Form 8-K filed on January 14, 2004)

*10.21	Letter Agreement, dated April 12, 2007 and effective April 15, 2007, between Chiquita Brands International, Inc. and Fernando Aguirre (Exhibit 10.1 to Current Report on Form 8-K filed April 17, 2007)

*10.22	Amendment dated July 30, 2008 to the Employment Agreement dated January 12, 2004 as amended April 12, 2007, between Chiquita Brands International, Inc. and Fernando Aguirre, for compliance with IRC §409A. (Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

*10.23	Form of Stock Option Agreement with all other employees, including executive officers (Exhibit 10-r to Annual Report on Form 10-K for the year ended December 31, 2002)

*10.24	Form of Stock Appreciation Right Agreement with certain non-U.S. employees, which may include executive officers (Exhibit 10-b to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

*10.25	Form of Restricted Stock Award and Agreement for employees, including executive officers, approved on July 6, 2006, applicable to grantees who may attain “Retirement” prior to issuance of the shares. (Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

*10.26	Form of Restricted Stock Award and Agreement for employees, including executive officers, approved on July 6, 2006, applicable to grantees who will not attain “Retirement” prior to issuance of the shares. (Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

*10.27	Form of Change in Control Severance Agreement (Exhibit 10.1 to Current Report on Form 8-K filed August 25, 2008)

*10.28	Executive Officer Severance Pay Plan, conformed to include amendments through July 8, 2008. (Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

*10.29	Form of Amendment to Restricted Stock Award and Agreement for employees, including executive officers, approved on July 30, 2008, applicable to grantees who may attain “Retirement” prior to issuance of the shares. (Exhibit 10.8 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

*10.30	Form of Amendment to Restricted Stock Award and Agreement for employees, including executive officers, approved on July 30, 2008, applicable to grantees who will not attain “Retirement” prior to issuance of the shares. (Exhibit 10.9 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

*10.31	Form of Amendment to Restricted Stock Award and Agreement with non-management directors which is compliant with IRC§409A. (Exhibit 10.10 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

*10.32	Form of Amendment to Restricted Stock Award and Agreement, including executive officers, approved on September 1, 2008, applicable to grantees who may attain “Retirement” prior to issuance of the shares. (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)

*10.33	Form of Amendment to Restricted Stock Award and Agreement, including executive officers, approved on September 1, 2008, applicable to grantees who will not attain “Retirement” prior to issuance of the shares. (Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)

*10.34	Employment Agreement dated October 24, 2008 between Chiquita Brands International Sàrl and Michel Loeb. (Exhibit 10.43 to Annual Report on Form 10-K for the year ended December 31, 2008)

*10.35	Form of Restricted Stock Award and Agreement with non-management directors approved on July 15, 2009 used after July 15, 2009. (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

*10.36	Form of Restricted Stock Award and Agreement for employees, including executive officers, approved on July 15, 2009, applicable to grantees who may attain “Retirement” prior to issuance of the shares. (Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

*10.37	Form of Restricted Stock Award and Agreement for employees, including executive officers, approved on July 15, 2009, applicable to grantees who will not attain “Retirement” prior to issuance of the shares. (Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

10.38	Separation Agreement effective as of December 9, 2009 between Jeffrey M. Zalla and Chiquita Brands International, Inc.

13	Chiquita Brands International, Inc. consolidated financial statements, management’s discussion and analysis of financial condition and results of operations, and selected financial data to be included in its 2009 Annual Report to Shareholders

*16	Letter of Ernst & Young, dated May 28, 2008, regarding change in independent registered public accounting firm (Exhibit 16.1 to Current Report on Form 8-K filed May 29, 2008)

21	Chiquita Brands International, Inc. Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24	Powers of Attorney

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

*	Incorporated by reference.
+	Portions of these exhibits have been omitted pursuant to a request for confidential treatment. The omitted portions have been filed with the Commission.