Form 10-Q
period 2010-03-31
CHIQUITA BRANDS INTERNATIONAL INC
filed 2010-04-30
CIK 101063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 27, 2010, there were 44,881,493 shares of Common Stock outstanding.

CHIQUITA BRANDS INTERNATIONAL, INC.

PART I - Financial Information

Item 1 - Financial Statements

CHIQUITA BRANDS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per share amounts)

	Quarter Ended March 31,
	2010	2009

Net sales	$808,329	$841,566
Operating expenses:
Cost of sales	706,336	710,263
Selling, general and administrative	79,997	82,815
Depreciation	11,852	13,031
Amortization	2,574	2,574
Equity in earnings of investees	(13)	(5,763)
Relocation of European headquarters	—	5,089

	800,746	808,009

Operating income	7,583	33,557
Interest income	1,716	1,384
Interest expense	(14,337)	(16,272)
Other	(181)	—

(Loss) income from continuing operations before income taxes	(5,219)	18,669
Income tax (expense) benefit	(700)	4,500

(Loss) income from continuing operations	(5,919)	23,169
Loss from discontinued operations, net of income taxes	(3,268)	—

Net (loss) income	$(9,187)	$23,169

Earnings per common share – basic:
Continuing operations	$(0.13)	$0.52
Discontinued operations	(0.07)	—

	$(0.20)	$0.52

Earnings per common share – diluted:
Continuing operations	$(0.13)	$0.51
Discontinued operations	(0.07)	—

	$(0.20)	$0.51

See Notes to Condensed Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share amounts)

	March 31, 2010	December 31, 2009	March 31, 2009
ASSETS

Current assets:
Cash and equivalents	$84,602	$121,369	$78,017
Trade receivables (less allowances of $10,223, $9,619 and $7,744)	331,358	290,083	350,692
Other receivables, net	136,708	157,640	149,358
Inventories	204,225	212,893	207,013
Prepaid expenses	41,057	36,728	34,669
Other current assets	9,861	8,212	13,786

Total current assets	807,811	826,925	833,535

Property, plant and equipment, net	330,557	335,528	322,244
Investments and other assets, net	137,986	131,877	122,185
Trademarks	449,085	449,085	449,085
Goodwill	176,584	176,584	175,384
Other intangible assets, net	122,253	124,827	132,547

Total assets	$2,024,276	$2,044,826	$2,034,980

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt of subsidiaries	$20,086	$17,607	$48,320
Accounts payable	291,094	295,572	281,504
Accrued liabilities	157,186	158,746	148,900

Total current liabilities	468,336	471,925	478,724

Long-term debt of parent company	468,031	473,406	505,770
Long-term debt of subsidiaries	160,040	165,056	180,164
Accrued pension and other employee benefits	71,734	65,812	57,186
Deferred gain – sale of shipping fleet	59,455	63,246	74,619
Deferred tax liabilities	103,747	105,094	103,451
Other liabilities	39,386	39,984	85,001

Total liabilities	1,370,759	1,384,523	1,484,915

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value (44,863,960, 44,817,833 and 44,506,919 shares outstanding, respectively)	449	448	445
Capital surplus	814,054	809,984	800,984
Accumulated deficit	(142,457)	(133,270)	(200,592)
Accumulated other comprehensive loss	(18,529)	(16,859)	(50,772)

Total shareholders’ equity	653,517	660,303	550,065

Total liabilities and shareholders’ equity	$2,024,276	$2,044,826	$2,034,980

See Notes to Condensed Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

(In thousands)

	Quarter Ended March 31,
	2010	2009
Cash (used) provided by:
OPERATIONS
Net (loss) income	$(9,187)	$23,169
Loss from discontinued operations	3,268	—
Depreciation and amortization	14,426	15,605
Loss on debt extinguishment, net	181	—
Amortization of discount on Convertible Notes	1,820	1,612
Equity in earnings of investees	(13)	(5,763)
Amortization of gain on sale of the shipping fleet	(3,791)	(3,791)
Changes in current assets and liabilities and other	(26,835)	(58,208)

Operating cash flow	(20,131)	(27,376)

INVESTING
Capital expenditures	(7,378)	(10,935)
Net proceeds from sales of:
Asia joint venture	653	—
Other long-term assets	7	2,263
Other, net	(172)	1,425

Investing cash flow	(6,890)	(7,247)

FINANCING
Repurchases and repayments of long-term debt	(9,746)	(2,663)
Fees and other issuance costs for long-term debt	—	32
Borrowings under the revolving credit facility	—	38,000
Proceeds from exercise of stock options/warrants	—	4

Financing cash flow	(9,746)	35,373

Cash flow from continuing operations	(36,767)	750

DISCONTINUED OPERATIONS
Operating cash flow, net	—	—
Investing cash flow, net	—	—
Financing cash flow, net	—	—

Cash flow from discontinued operations	—	—

(Decrease) increase in cash and equivalents	(36,767)	750
Balance at beginning of period	121,369	77,267

Balance at end of period	$84,602	$78,017

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

See Notes to Consolidated Financial Statements included in the company’s 2009 Annual Report on Form 10-K for additional information relating to the company’s Consolidated Financial Statements.

Note 1 – Earnings Per Share

Basic and diluted earnings per common share (“EPS”) are calculated as follows:

	Quarter Ended March 31,
(In thousands, except per share amounts)	2010	2009
(Loss) income from continuing operations	$(5,919)	$23,169
Loss from discontinued operations	(3,268)	—

Net (loss) income	$(9,187)	$23,169

Weighted average common shares outstanding (used to calculate basic EPS)	44,836	44,454
Dilutive effect of warrants, stock options and other stock awards	—	1,014

Shares used to calculate diluted EPS	44,836	45,468

Earnings per common share – basic:
Continuing operations	$(0.13)	$0.52
Discontinued operations	(0.07)	—

	$(0.20)	$0.52

Earnings per common share – diluted:
Continuing operations	$(0.13)	$0.51
Discontinued operations	(0.07)	—

	$(0.20)	$0.51

The assumed conversions to common stock of the company’s outstanding warrants, stock options, other stock awards and 4.25% Convertible Senior Notes due 2016 (“Convertible Notes”) are excluded from the diluted net income per common share computations for periods in which these items, on an individual basis, have an anti-dilutive effect on diluted EPS. For the quarters ended March 31, 2010 and 2009, the effect of the Convertible Notes would have been anti-dilutive because the average trading price of the common shares was below the initial conversion price of $22.45 per share. For the quarter ended March 31, 2010, the shares used to calculate diluted EPS would have been 45.9 million if the company had generated net income. All remaining warrants to purchase common shares at $19.23 were anti-dilutive and expired on March 19, 2009.

Note 2 – European Headquarters Relocation

During the fourth quarter of 2008, the company committed to relocate its European headquarters from Belgium to Switzerland to optimize its long-term tax structure. The relocation, which was complete at December 31, 2009, affected approximately 100 employees who were required to continue providing services until specified termination dates in order to be eligible for a one-time termination benefit. Employees in sales offices, ports and other field offices throughout Europe were not affected. In connection with the relocation, the company incurred aggregate costs of $19 million through March 31, 2010, including approximately $11 million of one-time termination benefits and approximately $8 million of relocation, recruiting and other costs. Expense for one-time termination benefits was accrued over each individual’s required service period. Relocation and recruiting costs were expensed as incurred. The company expects that most of the remaining accruals will be paid in 2010.

A reconciliation of the accrual for the relocation that is included in “Accrued liabilities” is as follows:

(In thousands)	One-Time Termination Costs	Relocation, Recruiting and Other Costs	Total

December 31, 2008	$3,884	$922	$4,806
Amounts expensed	4,763	326	5,089
Amounts paid	(1,364)	(855)	(2,219)
Currency translation	(164)	—	(164)

March 31, 2009	$7,119	$393	$7,512

December 31, 2009	$946	$170	$1,116
Amounts expensed	—	—	—
Amounts paid	(41)	(78)	(119)
Currency translation	(61)	—	(61)

March 31, 2010	$844	$92	$936

Note 3 – Inventories

(In thousands)	March 31, 2010	December 31, 2009	March 31, 2009

Bananas	$51,666	$53,846	$44,609
Salads	7,552	6,760	7,817
Other fresh produce	4,123	1,733	5,331
Processed food products	12,367	13,148	20,095
Growing crops	69,030	77,032	72,869
Materials, supplies and other	59,487	60,374	56,292

	$204,225	$212,893	$207,013

Note 4 – Debt

Debt consists of the following:

(In thousands)	March 31, 2010	December 31, 2009	March 31, 2009
Parent company:

7 1/2 % Senior Notes due 2014	$159,888	$167,083	$195,328
8 7/8 % Senior Notes due 2015	179,185	179,185	188,445
4.25% Convertible Senior Notes due 2016	128,958	127,138	121,997

Long-term debt of parent company	468,031	473,406	505,770

Subsidiaries:

Credit Facility Revolver	—	—	38,000
Credit Facility Term Loan	180,000	182,500	190,000
Other loans	126	163	484
Less current portion	(20,086)	(17,607)	(48,320)

Long-term debt of subsidiaries	160,040	165,056	180,164

Total long-term debt	$628,071	$638,462	$685,934

In January and February 2010, the company repurchased $7 million principal amount of its 7 1/2% Senior Notes in the open market at par value. These repurchases resulted in a small extinguishment loss, including the write off of deferred financing fees and transaction costs.

4.25% CONVERTIBLE SENIOR NOTES DUE 2016

The $200 million of Convertible Notes:

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

•

may be settled upon conversion in shares, in cash or in any combination thereof at the company’s option. Although the company initially reserved 11.8 million shares for issuance upon conversions of the Convertible Notes, the company’s current intent and policy is to settle with a cash amount equal to the principal portion together with shares of the company’s common stock to the extent that the obligation exceeds such principal portion.

•	are callable for redemption beginning February 19, 2014, under certain circumstances relating to the company’s common stock trading price.

The company’s Convertible Notes are accounted for in two components: (i) a debt component included in “Long-term debt of parent company” recorded at the estimated fair value at the date of issuance of a similar debt instrument without the debt-for-equity conversion feature; and (ii) an equity component included in “Capital surplus” representing the estimated fair value of the conversion feature at the date of issuance. This separation results in the debt being carried at a discount compared to the principal. This discount is accreted to the carrying value of the debt component using the effective interest rate method over the expected life of the Convertible Notes (through the 2016 maturity date).

To estimate the fair value of the debt component, the company discounted the principal balance to result in an effective interest rate of 12.50%, which was the estimated interest rate that would have been required for the company to have issued a similar debt instrument without the debt-for-equity conversion feature on the date the Convertible Notes were issued. The fair value of the equity component was estimated as the difference between the full principal amount and the estimated fair value of the debt component, net of an allocation of issuance costs and income tax effects. These are Level 3 fair value measurements (described in Note 6) and will be reconsidered in the event that any of the Convertible Notes are converted. Even though interest on the Convertible Notes is payable semiannually in arrears at a rate of 4.25% per annum, the effective interest rate on the debt component for each of the quarters ended March 31, 2010 and 2009 was 12.50%.

The carrying amounts of the debt and equity components of the Convertible Notes are as follows:

(In thousands)	March 31, 2010	December 31, 2009	March 31, 2009
Principal amount of debt component[1]	$200,000	$200,000	$200,000
Unamortized discount	(71,042)	(72,862)	(78,003)

Net carrying amount of debt component	$128,958	$127,138	$121,997

Equity component	$84,904	$84,904	$84,904
Issuance costs and income taxes	(3,210)	(3,210)	(3,210)

Equity component, net of issuance costs and income taxes	$81,694	$81,694	$81,694

[1]

As of March 31, 2010, the Convertible Notes’ “if-converted” value did not exceed their principal amount because the company’s common stock price was below the conversion price of the Convertible Notes.

The interest expense related to the Convertible Notes was as follows:

	Quarter Ended March 31,
(In thousands)	2010	2009

4.25% coupon interest	$2,125	$2,125
Amortization of deferred financing fees	117	123
Amortization of discount on the debt component	1,820	1,612

Total interest expense related to the Convertible Notes	$4,062	$3,860

CREDIT FACILITY

Chiquita Brands L.L.C. (“CBL”), the main operating subsidiary of CBII, maintains a $350 million senior secured credit facility (“Credit Facility”) that matures on March 31, 2014 and consists of a $200 million senior secured term loan (the “Term Loan”) and a $150 million senior secured revolving credit facility (the “Revolver”). The Revolver may be increased to $200 million under certain conditions.

The interest rate for the Term Loan was based on LIBOR and was 4.00%, 4.00% and 5.95% at March 31, 2010, December 31, 2009 and March 31, 2009, respectively. The Term Loan required quarterly principal repayments of $2.5 million through March 31, 2010 and requires quarterly principal repayments of $5.0 million thereafter for the life of the loan, with any remaining balance to be paid upon maturity at March 31, 2014.

There were no borrowings under the Revolver at March 31, 2010 or December 31, 2009; there were borrowings of $38 million at March 31, 2009 for seasonal working capital needs, which were fully repaid in the second quarter of 2009. The interest rate for the Revolver was 3.53% at March 31, 2009. The company is required to pay a fee of 0.50% per annum on the daily unused portion of the Revolver. The Revolver contains a $100 million sub-limit for letters of credit, subject to a $50 million sub-limit for non-U.S. currency letters of credit. At March 31, 2010, there was approximately $128 million of availability after $22 million was used to support issued letters of credit.

The Credit Facility contains two financial maintenance covenants, an operating company leverage covenant of 3.50x and a fixed charge covenant of 1.15x, for the life of the facility, and no holding company or consolidated leverage covenant. At March 31, 2010, the company was in compliance with the financial covenants of the Credit Facility. Repurchases of Senior Notes in 2010, 2009 and 2008 did not affect the financial maintenance covenants of the Credit Facility because they were repurchased by CBL as permitted investments under the terms of the Credit Facility. Although these repurchased Senior Notes were not retired, the company does not intend to resell or re-issue any of them.

Note 5 – Hedging

Derivative instruments are recognized at fair value in the Condensed Consolidated Balance Sheets. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gains or losses on the derivative are reported as a component of “Accumulated other comprehensive income of continuing operations” and reclassified into net income in the same period during which the hedged transaction affects net income. Gains and losses on derivatives representing hedge ineffectiveness are recognized in net income currently. See further information regarding fair value measurements of derivatives in Note 6.

The company purchases euro put option contracts to hedge the cash flow and earnings risks that any significant decline in the value of the euro would have on the conversion of euro-based revenue into U.S. dollars. Purchased euro put options require an upfront premium payment and can reduce these risks in the event of significant future declines in the value of the euro, without limiting the benefit received from a stronger euro. Foreign currency hedging costs charged to the Condensed Consolidated Statements of Income reduce any favorable impact of the exchange rate on U.S. dollar realizations of euro-denominated sales. These purchased euro put options are designated as cash flow hedging instruments. At March 31, 2010, unrealized net gains of less than $1 million on the company’s purchased euro put options were deferred in “Accumulated other comprehensive loss,” which would be reclassified to net income, if realized, in the next twelve months.

Most of the company’s foreign operations use the U.S. dollar as their functional currency. As a result, balance sheet translation adjustments due to currency fluctuations are recognized currently in “Cost of sales” in the Condensed Consolidated Statements of Income. To minimize the resulting volatility, the company also enters into 30-day euro forward contracts each month to economically hedge the net monetary assets exposed to euro exchange rates. These 30-day euro forward contracts are not designated as hedging instruments, and gains and losses on these forward contracts are recognized currently in “Cost of sales” in the Condensed Consolidated Statements of Income. In the first quarter of 2010, the company recognized $6 million of gains on 30-day euro forward contracts, and $11 million of expense from fluctuations in the value of the net monetary assets exposed to euro exchange rates. In the first quarter of 2009, the company recognized $5 million of gains on 30-day euro forward contracts, and $6 million of expense from fluctuations in the value of the net monetary assets exposed to euro exchange rates.

The company also enters into bunker fuel forward contracts for its shipping operations, which permit it to lock in fuel purchase prices for up to three years and thereby minimize the volatility that changes in fuel prices could have on its operating results. These bunker fuel forward contracts are designated as cash flow hedging instruments. At March 31, 2010, unrealized net gains of $5 million on the company’s bunker fuel forward contracts were deferred in “Accumulated other comprehensive loss,” including net losses of $7 million which would be reclassified to net income, if realized, in the next twelve months.

At March 31, 2010 the company’s portfolio of derivatives consisted of the following:

	Notional Amount	Average Rate/Price	Settlement Period

Derivatives designated as hedging instruments:

Currency derivatives:
Purchased euro put options	€124 million	$1.39/€	2010

Fuel derivatives:
3.5% Rotterdam Barge:
Bunker fuel forward contracts	138,923 mt	$498/mt	2010
Bunker fuel forward contracts	185,233 mt	$434/mt	2011
Bunker fuel forward contracts	92,614 mt	$482/mt	2012
Bunker fuel forward contracts	21,609 mt	$484/mt	2013
Singapore/New York Harbor:
Bunker fuel forward contracts	36,540 mt	$527/mt	2010
Bunker fuel forward contracts	48,719 mt	$460/mt	2011

Derivatives not designated as hedging instruments:
30-day euro forward contracts	€100 million	$1.34/€	Apr. 2010

Activity related to the company’s derivative assets and liabilities designated as hedging instruments is as follows:

	March 31, 2010		March 31, 2009
(In thousands)	Purchased Euro Put Options	Bunker Fuel Forward Contracts	Purchased Euro Put Options	Bunker Fuel Forward Contracts

Balance at beginning of year	$6,527	$6,257	$47,239	$(79,002)
Realized (gains) losses included in net income	(1,200)	(2,170)	(5,893)	7,039
Purchases[1]	—	—	—	—
Changes in fair value	4,055	1,183	3,825	5,655

Balance at March 31	$9,382	$5,270	$45,171	$(66,308)

[1]

Purchases represent the cash premiums paid upon the purchase of euro put options. Bunker fuel forward contracts require no up-front cash payment and have an initial fair value of zero; instead any gain or loss on the forward contracts (swaps) is settled in cash upon the maturity of the forward contracts.

The following table summarizes the fair values of the company’s derivative instruments on a gross basis and the location of these instruments on the Condensed Consolidated Balance Sheet. To the extent derivatives in an asset position and derivatives in a liability position are with the same counterparty, they are netted in the Condensed Consolidated Balance Sheets because the company enters into master netting arrangements with each of its hedging partners.

		Derivatives in an Asset Position			Derivatives in a Liability Position
(In thousands)	Balance Sheet Location	Mar. 31 2010	Dec. 31 2009	Mar. 31 2009	Mar. 31 2010	Dec. 31 2009	Mar. 31 2009

Derivatives designated as hedging instruments:
Purchased euro put options	Other current assets	$9,382	$6,527	$31,312	$—	$—	$—
Purchased euro put options	Other liabilities	—	—	13,859	—	—	—
Bunker fuel forward contracts	Other current assets	1,162	1,685	—	—	—	(19,885)
Bunker fuel forward contracts	Accrued liabilities	—	—	—	—	(5,515)	—
Bunker fuel forward contracts	Investments and other assets, net	11,798	10,087	—	—	—	—
Bunker fuel forward contracts	Other liabilities	—	—	—	(7,690)	—	(46,423)

		22,342	18,299	45,171	(7,690)	(5,515)	(66,308)
Derivatives not designated as hedging instruments:
30-day euro forward contracts	Other liabilities	—	—	—	(999)	—	—
30-day euro forward contracts	Other current assets	—	—	2,359	(683)	—	—

		—	—	2,359	(1,682)	—	—

Total derivatives		$22,342	$18,299	$47,530	$(9,372)	$(5,515)	$(66,308)

The following table summarizes the effect of the company’s derivatives designated as cash flow hedging instruments on OCI and earnings:

	Quarter Ended March 31, 2010			Quarter Ended March 31, 2009
(In thousands)	Purchased Euro Put Options	Bunker Fuel Forward Contracts	Total Impact	Purchased Euro Put Options	Bunker Fuel Forward Contracts	Total Impact

Gain (loss) recognized in OCI on derivative (effective portion)	$7,133	$410	$7,543	$6,887	$5,246	$12,133

Gain (loss) reclassified from accumulated OCI into income (effective portion)[1]	3,640	2,170	5,810	7,965	(7,039)	926

Gain (loss) recognized in income on derivative (ineffective portion)[2]	—	773	773	—	409	409

[1]	Gain (loss) reclassified from accumulated OCI into income (effective portion) is included in “Net sales” for purchased euro put options and “Cost of sales” for bunker fuel forward contracts.
[2]	Gain (loss) recognized in income on derivative (ineffective portion), if any, is included in “Net sales” for purchased euro put options and “Cost of sales” for bunker fuel forward contracts.

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

Level 1 –	observable prices in active markets for identical assets and liabilities;

Level 2 –	observable inputs other than quoted market prices in active markets for identical assets and liabilities, which include quoted prices for similar assets or liabilities in an active market and market-corroborated inputs; and

Level 3 –	unobservable inputs.

The company carried the following financial assets and (liabilities) at fair value:

		Fair Value Measurements Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

March 31, 2010

Purchased euro put options	$9,382	$—	$9,382	$—
Bunker fuel forward contracts	5,270	—	5,270	—
30-day euro forward contracts	(1,682)	—	(1,682)	—
Available-for-sale investment	3,223	3,223	—	—

	$16,193	$3,223	$12,970	$—

December 31, 2009

Purchased euro put options	$6,527	$—	$6,527	$—
Bunker fuel forward contracts	6,257	—	6,257	—
Available-for-sale investment	3,034	3,034	—	—

	$15,818	$3,034	$12,784	$—

March 31, 2009

Purchased euro put options	$45,171	$—	$45,171	$—
Bunker fuel forward contracts	(66,308)	—	—	(66,308)
30-day euro forward contracts	2,359	—	2,359	—
Available-for-sale investment	2,820	2,820	—	—

	$(15,958)	$2,820	$47,530	$(66,308)

The company values fuel hedging positions by applying an observable discount rate to the current forward prices of identical hedge positions. The company values currency hedging positions by utilizing observable or market-corroborated inputs such as exchange rates, volatility and forward yield curves. The company trades only with counterparties that meet certain liquidity and creditworthiness standards, and does not anticipate non-performance by any of these counterparties. The company does not require collateral from its counterparties, nor is it obliged to provide collateral when contracts are in a liability position. However, consideration of non-performance risk is required when valuing derivative instruments, and the company includes an adjustment for non-performance risk in the recognized measure of derivative instruments to reflect the full credit default spread (“CDS”) applied to a net exposure by counterparty. When there is a net asset position, the company uses the counterparty’s CDS, which is generally an observable input; when there is a net liability position, the company uses its own estimated CDS, which is an unobservable input. CDS is generally not a significant input in measuring fair value; however, at March 31, 2009 the company’s own unobservable estimated CDS was significant to the fair value measurement of bunker fuel forward contracts and, accordingly, they were classified as Level 3 measurements. At March 31, 2010 and December 31, 2009, the company’s adjustment for non-performance risk was not significant for either the purchased euro put options or the bunker fuel forward contracts. At March 31, 2009, the company’s adjustment for non-performance risk, reduced the company’s derivative assets for purchased euro put options by approximately $2 million and reduced the derivative liabilities for bunker fuel forward contracts by approximately $6 million. See further discussion and tabular disclosure of hedging activity in Note 5.

The company did not elect to carry its debt at fair value. The carrying values of the company’s debt represent amortized cost and are summarized below with estimated fair values:

	March 31, 2010		December 31, 2009		March 31, 2009
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Financial instruments not carried at fair value:

Parent company debt:
7 1/2 % Senior Notes	$159,888	$167,000	$167,083	$168,000	$195,328	$137,000
8 7/8 % Senior Notes	179,185	185,000	179,185	182,000	188,445	147,000
4.25% Convertible Senior Notes[1]	128,958	200,000	127,138	215,000	121,997	109,000

Subsidiary debt:
Credit Facility Revolver	—	—	—	—	38,000	32,000
Term Loan (Credit Facility)	180,000	178,000	182,500	175,000	190,000	158,000
Other	126	100	163	100	484	400

[1]

The principal amount of the Convertible Notes is $200 million. The carrying amount of the Convertible Notes is less than the principal amount due to the application of accounting standards for Convertible Notes as described in Note 4.

The fair value of the parent company debt is based on quoted market prices (Level 1). The term loan may be traded on the secondary loan market, and the fair value of the term loan is based on either the last available trading price, if recent, or trading prices of comparable debt (Level 3). Level 3 fair value measurements are used in the impairment reviews of goodwill and intangible assets, which take place annually during the fourth quarter, or as circumstances indicate the possibility of impairment. Fair value measurements of benefit plan assets included in net benefit plan liabilities are based on quoted market prices in active markets (Level 1) or quoted prices in inactive markets (Level 2). The carrying amounts of cash and equivalents, accounts receivable and accounts payable approximate fair value.

Note 7 – Pension and Severance Benefits

Net pension expense from the company’s defined benefit and severance plans is primarily comprised of severance plans covering Central American employees and consists of the following:

	Quarter Ended March 31,
(In thousands)	2010	2009
Defined benefit and severance plans:
Service cost	$1,635	$1,458
Interest on projected benefit obligation	1,420	1,200
Expected return on plan assets	(397)	(439)
Recognized actuarial loss	219	166
Amortization of prior service cost	32	16

	$2,909	$2,401

Note 8 – Income Taxes

The company’s foreign operations are generally taxed at rates lower than the U.S. statutory rate, and the company’s overall effective tax rate varies significantly from period to period due to the level and mix of income among various domestic and foreign jurisdictions. No U.S. taxes have been accrued on foreign earnings because such earnings have been or are expected to be permanently invested in foreign operations. The company has not historically generated U.S. federal taxable income on an annual basis; however, the company generated U.S. federal taxable income in 2009 and for the quarter ended March 31, 2010, which was fully offset by the utilization of net operating loss carryforwards (“NOLs”). Even though NOLs have been utilized, the company’s remaining NOLs continue to have full valuation allowances. If in the future, the company demonstrates a trend of taxable income and an expectation that it will utilize its deferred tax assets, some or all of the valuation allowance may be released through “Income tax (expense) benefit” in the Condensed Consolidated Statements of Income. As of March 31, 2010, the company had approximately $106 million of U.S. federal and state valuation allowances.

In the ordinary course of business, there are many transactions and calculations where the ultimate income tax determination is uncertain. The company establishes reserves for income tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes, penalties and interest could be due. Provisions for and changes to these reserves, as well as the related interest and penalties, are included in “Income tax (expense) benefit” in the Condensed Consolidated Statements of Income. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If the first step determines that tax position is “more-likely-than-not” to be sustained upon examination, the second step is to measure the tax position to determine the accrual to be recognized in the Condensed Consolidated Balance Sheet. At March 31, 2010, the company had unrecognized tax benefits of approximately $15 million, of which $12 million, if recognized, will impact the company’s effective tax rate. Interest and penalties included in income taxes were less than $1 million for each of the quarters ended March 31, 2010 and 2009, respectively. The cumulative interest and penalties included in the Condensed Consolidated Balance Sheet at March 31, 2010 were $8 million.

“Income tax (expense) benefits” includes $1 million and $7 million in benefits in the first quarters of 2010 and 2009, respectively. The benefits relate to a 2010 foreign valuation allowance release, $4 million of 2009 benefits from the sale of the company’s operation in the Ivory Coast plus the resolution of tax contingencies in various jurisdictions. During the next twelve months, it is reasonably possible that unrecognized tax benefits impacting the effective tax rate could be recognized as a result of the expiration of statutes of limitation in the amount of $5 million plus accrued interest and penalties.

Note 9 – Stock-Based Compensation

Stock compensation expense totaled $4 million and $3 million for the first quarters of 2010 and 2009, respectively. This expense relates primarily to the company’s long-term incentive program and restricted stock unit awards.

Note 10 – Comprehensive Income

	Quarter Ended March 31,
(In thousands)	2010	2009
Net (loss) income	$(9,187)	$23,169
Realization of cumulative translation adjustments[1]	—	(11,040)
Unrealized foreign currency translation losses	(20)	(691)
Change in fair value of available-for-sale investment	190	(379)
Change in fair value of derivatives	7,543	12,133
Realization of gains into net income from OCI	(5,810)	(926)
Pension liability adjustments	(3,573)	192

Comprehensive (loss) income	$(10,857)	$22,458

[1]	Realization of cumulative translation adjustments into net income from other comprehensive income resulting from the sale of operations in the Ivory Coast.

Note 11 – Segment Information

The company reports three business segments:

•	Bananas: The Banana segment includes the sourcing (purchase and production), transportation, marketing and distribution of bananas.

•

Salads and Healthy Snacks: The Salads and Healthy Snacks segment includes ready-to-eat, packaged salads, referred to in the industry as “value-added salads”; fresh vegetable and fruit ingredients used in foodservice; processed fruit ingredient products; and healthy snacking products, including the company’s fresh fruit smoothie product, Just Fruit in a Bottle, sold in Europe (see Note 13).

•	Other Produce: The Other Produce segment includes the sourcing, marketing and distribution of whole fresh fruits and vegetables other than bananas.

The company does not allocate certain corporate expenses to the reportable segments; these expenses are included in “Corporate” or “Relocation of European headquarters.” Intercompany transactions between segments are eliminated.

Financial information for each segment follows:

	Quarter Ended March 31,
(In thousands)	2010	2009
Net sales:

Bananas	$476,530	$485,071
Salads and Healthy Snacks	258,727	281,199
Other Produce	73,072	75,296

	$808,329	$841,566

Operating income (loss):

Bananas	$4,145	$43,857
Salads and Healthy Snacks	20,065	13,051
Other Produce	1,861	2,173
Corporate	(18,488)	(20,435)
Relocation of European Headquarters	—	(5,089)

	$7,583	$33,557

Note 12 – Commitments and Contingencies

The company had accruals including accrued interest in the Condensed Consolidated Balance Sheets of $12 million, $12 million and $16 million at March 31, 2010, December 31, 2009 and March 31, 2009, respectively, related to the plea agreement with the U.S. Department of Justice described below. At March 31, 2010 and December 31, 2009, the company also had an accrual of $4 million related to the agreement in principle with plaintiffs’ counsel to settle the Colombia-related derivative lawsuits described below, a portion of which is expected to be recovered through insurance. As of March 31, 2010, the company determined that losses from the other contingent liabilities described below, while they may be material, are not probable and, therefore, no other amounts have been accrued. Regardless of their outcomes, the company has paid, and will likely continue to incur, significant legal and other fees to defend itself in these proceedings, which may have a significant impact on the company’s financial statements.

EUROPEAN COMPETITION LAW INVESTIGATION

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

As previously disclosed, following the announcement of that decision, the EC was also continuing to investigate certain alleged conduct in southern Europe and the company has been cooperating with that investigation, under the terms of the Commission’s previous grant of conditional immunity. In connection with that investigation, in December 2009, the company received a Statement of Objections (“SO”) from the EC in relation to certain past activities alleged to have occurred during the approximately 18 month period from July 2004 to January 2006. An SO is a confidential procedural document whereby the EC communicates its preliminary view in relation to a possible infringement of EU competition laws and other related matters, and allows the companies identified in the document to present arguments in response. The EC has also expressed a preliminary view questioning the granting of immunity or leniency with respect to the matters set forth in the SO. The company has reviewed the SO and recently filed its response to the EC, in which it requested that a hearing be held. The company continues to believe that it should be entitled to immunity.

If the EC were ultimately to determine to proceed with a decision in this case and to take the position in any such decision that the company is not entitled to immunity, then the EC can seek to impose fines on the company, which, if imposed, could be substantial. Under its existing fining guidelines, the EC has significant discretion in determining the amount of any fine, subject to a maximum amount equal to 10% of a company’s worldwide revenue attributable to all of its products for the fiscal year prior to the year in which the fine is imposed. As such, if the EC were to impose a fine, it is possible that the imposition of such a fine could have a material adverse impact on the company’s consolidated financial results in the particular reporting period in which imposed and, depending on the size of any such fine and the company’s success in challenging such a fine, a material adverse effect on the company’s consolidated financial position. A decision regarding the matters referenced in the SO will not be taken by the EC until the close of the administrative procedure. Other than the potential imposition of fines, as described above, the company does not believe that the reporting of these matters or the cessation of the conduct has had or should in the future have any material adverse effect on the regulatory or competitive environment in which it operates.

COLOMBIA-RELATED MATTERS

DOJ Settlement. As previously disclosed, in March 2007, the company entered into a plea agreement with the U.S. Department of Justice (“DOJ”) relating to payments made by the company’s former Colombian subsidiary to a Colombian paramilitary group designated under U.S. law as a foreign terrorist organization. The company had previously voluntarily disclosed these payments to the DOJ as having been made by its Colombian subsidiary to protect its employees from risks to their safety if the payments were not made. Under the terms of the plea agreement, the company pled guilty to one count of Engaging in Transactions with a Specially-Designated Global Terrorist Group without having first obtained a license from the U.S. Department of Treasury’s Office of Foreign Assets Control. The company agreed to pay a fine of $25 million, payable in five equal annual installments with interest. In September 2007, the U.S. District Court for the District of Columbia approved the plea agreement. The DOJ had earlier announced that it would not pursue charges against any current or former company executives. Pursuant to customary provisions in the plea agreement, the Court placed the company on corporate probation for five years, during which time the company and its subsidiaries must not violate the law and must implement and/or maintain certain business processes and compliance programs; violation of these requirements could result in setting aside the principal terms of the plea agreement, including the amount of the fine imposed. The company recorded a charge of $25 million in 2006 and paid the first three $5 million annual installments in September 2007, 2008 and 2009, respectively. Of the remaining $10 million liability at March 31, 2010, $5 million due within one year is included in “Accrued liabilities” and $5 million due thereafter is included in “Other liabilities” on the Condensed Consolidated Balance Sheet. Interest is payable with the final payment.

United States Tort Lawsuits. Between June 2007 and April 2010, seven lawsuits were filed against the company by Colombian nationals in U.S. federal courts. These lawsuits assert civil tort claims under various laws, including the Alien Tort Statute (“ATS”), 28 U.S.C. § 1350, the Torture Victim Protection Act, 28 U.S.C. § 1350 note, and state laws. The most recently filed cases are: Does 1-976 v. Chiquita Brands International, Inc. et al, No. 1:10-00404 (D.D.C) and Montes et al. v. Chiquita Brands International, Inc., No. 0:10-cv-60573 (S.D. Fla.). The plaintiffs in all seven lawsuits, either individually or as members of a putative class, claim to be persons injured, or family members or legal heirs of individuals allegedly killed or injured, by armed groups that received payments from the company’s former Colombian subsidiary. The plaintiffs claim that, as a result of such payments, the company should be held legally responsible for the alleged injuries. At present, claims are asserted on behalf of over 2,000 alleged victims in the seven suits; plaintiffs’ counsel have indicated that they may add claims for additional victims to the litigation. Six of the suits seek unspecified compensatory and punitive damages, as well as attorneys’ fees and costs, and one of these also seeks treble damages and disgorgement of profits, although it does not explain the basis for those demands. The other suit contains a specific demand of $10 million in compensatory damages and $10 million in punitive damages for each of the several hundred alleged victims in that suit. Six of the seven ATS lawsuits have been centralized in the U.S. District Court for the Southern District of Florida for consolidated or coordinated pretrial proceedings (“MDL Proceeding”); the seventh ATS action has been ordered transferred to the MDL Proceeding as well. The company believes the plaintiffs’ claims are without merit and is defending itself vigorously.

Between March 2008 and April 2010, three additional tort lawsuits were filed against the company. The plaintiffs in these lawsuits are American citizens who allege that they were kidnapped and held hostage by an armed group in Colombia, or that they are the survivors of American nationals kidnapped and/or killed by the same group in Colombia. The most recently filed case is: Stansell et al v. Chiquita Brands International, Inc., No. 8:10-cv-00786 (M.D. Fla.). Similar to the ATS lawsuits described above, the plaintiffs contend that the company should be held liable because its former Colombian subsidiary allegedly provided material support to the armed group. The plaintiffs in these cases assert civil claims under the Antiterrorism Act (“ATA”), 18 U.S.C. § 2331, et seq., and state tort laws. These three ATA suits seek unspecified compensatory damages, treble damages, attorneys’ fees and costs and punitive damages. Two of the three lawsuits have been centralized in the U.S. District Court for the Southern District of Florida with the other similar cases pending in the MDL Proceeding; the company has started the process for transferring the remaining ATA lawsuit to the MDL Proceeding as well. The company believes the plaintiffs’ claims are without merit and is defending itself vigorously.

Although the company previously filed motions to dismiss five of the ATS lawsuits, the court issued an order permitting plaintiffs to amend their complaints as a matter of course by late February 2010; plaintiffs in all five ATS actions filed amended complaints by the specified date. The company filed a consolidated motion to dismiss the five amended ATS complaints in April 2010. The company also intends to move to dismiss the two remaining ATS lawsuits in the near future.

The company also filed motions to dismiss two of the three ATA actions. In February 2010, the motion to dismiss one of the ATA actions, Julin v. Chiquita Brands International, Inc., was granted in part and denied in part. The company believes it has strong defenses to the remaining claims in that case. The court has not yet ruled on the company’s other motion to dismiss. The company intends to file a motion to dismiss the third and most recently-filed ATA lawsuit.

Insurance Recovery. The company maintains general liability insurance policies that should provide coverage for the types of costs involved in defending the tort lawsuits described above. However, the company’s primary general liability insurers have disputed their obligations to provide coverage.

In September 2008, the company filed suit in the Common Pleas Court of Hamilton County, Ohio against three of its primary general liability insurers seeking (i) a declaratory judgment with respect to the insurers’ obligation to reimburse the company for defense costs that it has incurred (and will incur) in connection with the defense of the tort claims described above; and (ii) an award of damages for the insurers’ breach of their contractual obligation to reimburse the company for defense costs to defend itself in these matters. A fourth primary insurer, National Union Fire Insurance Company of Pittsburgh, PA (“National Union”), was later added to this case. In August 2009, the company reached a settlement agreement with one of the primary insurers under which this insurer has paid and will continue to pay a portion of defense costs.

In September 2009, the Court ruled that Chiquita’s primary insurers that did not settle have a duty to defend the tort lawsuits that include allegations that bodily injury or property damage occurred during the period of their policies as a result of negligence on the part of Chiquita. The Court also ruled that the dispute about the number of occurrences that are involved in the underlying tort cases should be resolved by a trial.

In February 2010, Chiquita reached a settlement agreement with two of the remaining three primary insurers involved in the coverage suit, under which they have paid and will continue to pay a portion of defense costs. The one remaining primary insurer involved in the coverage suit with which Chiquita has not settled, National Union, has also paid a portion of defense costs, but has reserved the right to attempt to obtain reimbursement of these payments from Chiquita. A fifth primary insurer that is not a party to the coverage suits is insolvent.

Trial with respect to defense cost-related issues is scheduled to begin in May 2010. The Court has stated that it currently expects to schedule a trial with respect to the number of occurrences dispute for sometime in the fall 2010. The trials will involve the only remaining non-settling insurer, National Union.

With the exception of the defense costs that three primary insurers have agreed to pay pursuant to partial settlement agreements, there can be no assurance that any claims under the applicable policies will result in insurance recoveries.

Derivative Lawsuits. Between October and December 2007, five shareholder derivative lawsuits were filed against certain of the company’s current and former officers and directors. Three of the cases were filed in federal courts and two of the cases were filed in state courts, although one state court case was subsequently refiled in federal court. All five complaints alleged that the named defendants breached their fiduciary duties to the company and/or wasted corporate assets in connection with the payments that were the subject of the company’s March 2007 plea agreement with the DOJ, described above. The complaints sought unspecified damages against the named defendants; two of them also sought the imposition of certain equitable remedies on the company. All four of the federal derivative lawsuits were centralized in the Southern District of Florida, together with the tort lawsuits described above, for consolidated or coordinated pretrial proceedings. In February 2008, the remaining state court derivative lawsuit was stayed, pending progress of the federal derivative proceedings.

In April 2008, the company’s Board of Directors established a Special Litigation Committee (“SLC”) to investigate and analyze the allegations and claims asserted in the derivative lawsuits and to determine what action the company should take with respect to them, including whether it is in the best interests of the company and its shareholders to pursue these claims. The SLC retained independent legal counsel to assist with its investigation. After an investigation that included 70 interviews of 53 witnesses and the review of over 750,000 pages of documents, the SLC determined, in the exercise of its business judgment, that it is not in the best interests of the company or its shareholders to continue legal action on any of the claims asserted against the current and former officers and directors. To this end, in February 2009, the SLC filed with the United States District Court for the Southern District of Florida a report containing its factual findings and determinations and a motion to dismiss the consolidated federal derivative cases.

The SLC has entered into a settlement with plaintiffs’ counsel to resolve the pending derivative litigation. The settlement, which is subject to court approval, provides for the adoption of certain governance and compliance changes by the company, as well as the payment of attorneys’ fees to plaintiffs’ counsel, of which a portion is expected to be recovered through insurance.

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

ITALIAN CUSTOMS CASES

1998-2000 Cases. In October 2004, the company’s Italian subsidiary, Chiquita Italia, received the first of several notices from various customs authorities in Italy stating that it is potentially liable for additional duties and taxes on the import of bananas by Socoba S.r.l. (“Socoba”) from 1998 to 2000 for sale to Chiquita Italia. The customs authorities claim that the amounts are due because these bananas were imported with licenses that were subsequently determined to have been forged and that Chiquita Italia should be jointly liable with Socoba because (a) Socoba was controlled by the former general manager of Chiquita Italia and (b) the import transactions benefited Chiquita Italia, which arranged for Socoba to purchase the bananas from another Chiquita subsidiary and, after customs clearance, sell them to Chiquita Italia. Chiquita Italia is contesting these claims through appropriate proceedings, principally on the basis of its good faith belief at the time the import licenses were obtained and used that they were valid.

Civil customs proceedings in an aggregate amount of €14 million ($19 million) plus interest are pending against Chiquita Italia in four Italian jurisdictions, Genoa, Trento, Aosta and Alessandria (for €7 million, €5 million, €2 million, and €0.4 million, respectively, plus interest). The Aosta case is still at the trial level; in the Genoa case, Chiquita Italia won at the trial level, but lost on appeal; in the Trento and Alessandria cases, Chiquita Italia lost at the trial level. Chiquita Italia has appealed the Genoa, Trento and Alessandria decisions to the next higher court (in the case of Genoa, to the Court of Cassation, which is the highest level of appeal in Italy); each level of appeal involves a review of the facts and law applicable to the case and the appellate court can render a decision that disregards or substantially modifies the lower court’s opinion. The Aosta, Trento and Alessandria cases also have been stayed pending the resolution of a case brought by Socoba in the court of first instance of Rome (in which Chiquita Italia has intervened voluntarily) on the issue of whether the licenses used by Socoba should be regarded as genuine in view of the apparent inability to distinguish between genuine and forged licenses. A hearing in the Rome case is scheduled for May 2010 and a decision would be expected later in 2010 or early 2011. Separately, there are criminal proceedings pending against certain individuals alleged to have been involved in these transactions and, in one of those proceedings, a claim has been filed seeking to obtain a civil recovery against Chiquita Italia for damages, should there ultimately be a criminal conviction and a finding of damages against the individuals. Chiquita believes it has meritorious defenses against all of the claims described above and is defending itself vigorously.

Under Italian law, the amounts claimed in the Trento, Alessandria and Genoa cases have become due and payable notwithstanding the pending appeals and stays of proceedings. In March 2009, Chiquita Italia began to pay the amounts due in the Trento and Alessandria cases, €7 million ($9 million), including interest, in 36 monthly installments. In the Genoa case, Chiquita Italia began making monthly installment payments in March 2010 under a similar arrangement for the amount due of €13 million ($17 million), including interest, but for procedural reasons, this payment obligation may be reduced or eliminated. If Chiquita Italia ultimately prevails in its appeals, all amounts paid will be reimbursed with interest.

2004-2006 Cases. In early March 2008, Chiquita Italia was required to provide documents and information to the Italian fiscal police at its offices in Rome in connection with a criminal investigation into imports of bananas by Chiquita Italia during 2004-2005, and the payment of customs duties on these imports. The focus of the investigation was on the importation process used by Chiquita to sell bananas to holders of some types of import licenses, which holders in turn imported the bananas and resold them to Chiquita Italia. The company believes that all of the transactions under investigation were legitimate under both Italian and European Union (“EU”) law at all times, that the types of transactions under investigation were widely accepted by competent authorities across the EU and by the European Commission (“EC”), and that all of the underlying import transactions were entirely genuine. The Italian prosecutors are pursuing this matter. If criminal liability is ultimately determined, Chiquita Italia could be civilly liable for damages, including applicable duties, taxes and penalties. The investigation also challenged the involvement of a Bermuda corporation in the importation of bananas; this could result in liability for additional taxes and penalties. In December 2009, prior to expiration of the statute of limitations for the 2004 tax year, Chiquita Italia received an assessment from the tax authorities for 2004 in an amount of approximately €20 million ($26 million), plus interest and penalties, covering all of the above potential claims. Chiquita Italia continues to believe that it has acted properly and that the transactions for which it received the assessment were reported appropriately; it is vigorously defending all of the transactions at issue.

OTHER

In November 2007, the company received a favorable decision from a court in Turin, Italy, for the refund of certain consumption taxes paid between 1980 and 1990. The company recognized other income of $9 million, or $6 million net of tax, when this refund was received in 2008. In March 2008, the company received a similar favorable decision from a court in Rome, Italy for the refund of additional consumption taxes paid between 1980 and 1990. The Italian Finance Administration’s right to appeal this decision expired in May 2009; however, the Italian Finance Administration has not yet committed to pay the amount due, which is approximately $5 million, or $3 million net of tax. The refund will be recognized as “Other income” when any refund is received. The company has a number of other similar claims pending in different Italian jurisdictions and any gains that may occur will be recognized as the related gain contingencies are resolved. The November 2007 Turin and the March 2008 Rome rulings have no binding effect on the claims in other jurisdictions, which may take years to resolve.

Note 13 – Divestitures and Discontinued Operations

DANONE CHIQUITA FRUITS JOINT VENTURE – SUBSEQUENT EVENT

On March 30, 2010, the company signed an agreement to sell 51% of its Just Fruit in a Bottle business to Danone S.A. for €15 million ($20 million). The sale is expected to close in the second quarter of 2010 after the completion of certain conditions to closing. Upon closing, the company will deconsolidate Just Fruit in a Bottle and account for its remaining 49% investment using the equity method. The gain on the sale and deconsolidation of Just Fruit in a Bottle is expected to be approximately $35 million. A significant component of the gain will be based on the company’s fair value estimate of the equity method investment on the closing date. The gain on sale and deconsolidation, as well as future equity in earnings of the joint venture, will be included in the Salads and Healthy Snacks segment.

SALE OF INVESTMENT IN COAST CITRUS DISTRIBUTORS – SUBSEQUENT EVENT

In April 2010, the company sold its 49% investment in Coast Citrus Distributors, Inc. for $17.5 million in cash, which approximated its carrying value. Prior to the sale, the company accounted for this investment using the equity method.

SALE OF INTEREST IN ASIA JOINT VENTURE

The company previously operated in Asia primarily through the Chiquita-Unifrutti joint venture (“Asia JV”), which was engaged in the distribution of fresh bananas and pineapples from the Philippines to Japan, Korea and the Middle East. In August 2009, the company sold its 50% interest in the Asia JV to its former joint venture partner. In connection with the sale, the company entered into new long-term agreements with the former joint venture partner for (a) shipping and supply of bananas sold in the Middle East and (b) licensing of the Chiquita brand for sales of whole fresh bananas and pineapples in Japan and Korea.

The sale proceeds included $4 million of cash, a $58 million note that is receivable in installments over 10 years, which is recognized at a discounted value under the effective interest rate method, and certain contingent consideration. At March 31, 2010 and December 31, 2009, $3 million and $3 million, respectively, are included in “Other Receivables, net” and $36 million and $37 million, respectively, are included in “Investments and other assets, net” on the Condensed Consolidated Balance Sheets.

Prior to the transaction, the company accounted for its investment in the Asia JV using the equity method. Since the transaction, sales and expenses related to selling bananas in the Middle East have been fully reflected in the company’s income statements. At the August 2009 transaction date, the carrying value of the company’s investment in the Asia JV was $52 million. The company did not recognize a gain or loss on the transaction, but did recognize contingent consideration that was determined to be probable of receipt up to an amount at which the carrying value would be recovered. Additional contingent consideration that would result in a gain or that is not assessed as probable of receipt will be recorded if and when realized.

SALE OF IVORY COAST OPERATIONS

In January 2009, the company sold its operations in the Ivory Coast. The sale resulted in a pre-tax gain of approximately $4 million included in “Cost of sales,” including realization of $11 million of cumulative translation gains. Income tax benefits of approximately $4 million were recognized in the first quarter of 2009 related to these operations.

DISCONTINUED OPERATIONS

In August 2008, the company sold its subsidiary, Atlanta AG. In connection with the sale, the company contracted with Atlanta to continue to serve as the company’s preferred supplier of banana ripening and distribution services in Germany, Austria and Denmark for at least five years. Current year loss from discontinued operations is related to new information about potential indemnification obligations for tax liabilities. In addition, approximately €5.5 million ($7 million) was received in February 2010 related to consideration from the sale which had been held in escrow to secure any potential obligations of the company under the sale agreement.

Note 14 – New Accounting Standards

New accounting standards that could significantly affect the company’s Condensed Consolidated Financial Statements are summarized as follows:

Issue Date	Description	Effective Date for Chiquita	Effect on Chiquita’s Consolidated Financial Statements
January 2010	Clarified accounting requirements for the deconsolidation of a subsidiary or a group of assets and expanded the related disclosure. Deconsolidation occurs when the parent ceases to have a controlling interest and any resulting gain or loss is calculated as the fair value of the consideration received plus the fair value of any retained interest less the carrying value.	Retrospectively, beginning January 1, 2010.	Will affect accounting and disclosure requirements for the deconsolidation of Just Fruit in a Bottle described in Note 13.

January 2010	Expanded disclosures for fair value measurements.	Prospectively, beginning January 1, 2010.	Required disclosures included in Notes 5 and 6.

January 2010	Expanded disclosures for Level 3 fair value measurements to include purchases, sales, issuances and settlements.	Prospectively, beginning January 1, 2011.	Will expand disclosure.

June 2009	Amended the evaluation criteria to identify the primary beneficiary of a variable interest entity and required ongoing reassessments of whether the company is the primary beneficiary.	Prospectively, beginning January 1, 2010.	Was not material at March 31, 2010. Evaluating potential disclosure requirements after deconsolidation of Just Fruit in a Bottle described in Note 13.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

First quarter of 2010 results declined from the prior year primarily due to weak European banana pricing. In Europe, banana pricing is set weekly and has not followed the normal seasonal pricing trend. Pricing in the first quarter of 2010 was approximately 11% lower than the first quarter of 2009. European banana pricing was affected by harsh winter weather as well as depressed economic conditions that have affected commerce across Europe and customer pricing pressure. While European pricing has been low for the entire banana industry, we have been able to maintain the price premium for Chiquita bananas compared to other brands, and we expect pricing to strengthen in comparison to 2009 during the year as tightening supplies in Latin America and Asia begin to restore the balance of supply and demand. In Europe, we are implementing a five point plan to improve pricing, execute significant cost improvements throughout the supply chain, permanently capture the EU tariff reductions, reduce selling, marketing and administrative costs and increase distribution. Additionally, our recently announced Just Fruit in a Bottle joint venture with Danone S.A. will improve results in the second half of the year. In North America, we had already executed sustainable cost reductions, such as improved network and manufacturing efficiencies in our salad business, and we expect continued strong performance in both our North American value-added salad business and our North American banana business.

Our results are subject to significant seasonal variations and interim results are not indicative of the results of operations for the full fiscal year. Our results during the third and fourth quarters are generally weaker than in the first half of the year due to increased availability of competing fruits and resulting lower banana prices, as well as seasonally lower consumption of salads in the fourth quarter. However, due to the improvements we have made to our North American banana and salad businesses and our recently announced Just Fruit in a Bottle joint venture, we expect the quarterly flow of earnings to differ during 2010, with first half results lower than those of 2009 and improvements in the second half compared to 2009. For further description of our challenges and risks, see the Overview section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I – Item 1A – Risk Factors” in our 2009 Annual Report on Form 10-K and discussion below.

Operations

NET SALES

Net sales for the first quarter of 2010 were $808 million, down 4% from the first quarter of 2009. The decrease resulted from lower local pricing and volume in Europe and lower North American retail value-added salad volume. Sales of bananas in North America increased slightly due to higher pricing.

OPERATING INCOME

Operating income for the first quarter of 2010 was $8 million compared to $34 million for the first quarter of 2009. As described in more detail below, first quarter 2010 profitability of the Salads and Healthy Snacks segment improved significantly and banana sales in North America also improved slightly compared to 2009. However, these improvements were more than offset by significantly lower local European banana pricing in the first quarter of 2010 compared to the first quarter of 2009, as well as lower European volume.

REPORTABLE SEGMENTS

We report three business segments: Bananas; Salads and Healthy Snacks; and Other Produce. Segment descriptions and results can be found in Note 11 to the Condensed Consolidated Financial Statements. We do not allocate certain corporate expenses to the reportable segments; these expenses are included in “Corporate” or “Relocation of European headquarters.” Intercompany transactions between segments are eliminated.

BANANA SEGMENT

Net sales for the segment were $477 million and $485 million for the first quarters of 2010 and 2009, respectively. Lower local pricing and volume in Core Europe (defined below) and lower pricing in the Mediterranean were partly offset by higher European exchange rates, higher pricing on flat volume in North America and higher volume in the Mediterranean and Middle East. Prior to the August 2009 sale of our interest in the Chiquita-Unifrutti joint venture (“Asia JV”), most sales in the Middle East were through the Asia JV and included in our Condensed Consolidated Statements of Income as part of “Equity in earnings of investees” because we accounted for our investment in the Asia JV using the equity method. After the sale of the Asia JV, sales to the Middle East are included in “Net sales.”

Operating income for the segment was $4 million and $44 million for the first quarters of 2010 and 2009, respectively.

Banana segment operating income for the first quarter declined due to:

•	$34 million from lower local pricing in Core Europe and Mediterranean markets driven by harsh winter weather and depressed economic conditions.

•	$13 million of higher sourcing and logistics costs, net of $10 million improvement in fuel hedging results.

•	$7 million from lower volume in Core Europe on soft demand and the 2009 exit of low-margin contracts, primarily in the U.K.

•	$4 million from the absence of the 2009 gain on the sale of operations in the Ivory Coast.

•	$3 million from the absence of equity in earnings of the Asia JV (see Note 13 to the Condensed Consolidated Financial Statements).

These items were partly offset by:

•	$17 million from the absence of temporary incremental costs in 2009 related to flooding in Panama and Costa Rica in the fourth quarter of 2008.

•	$7 million from higher pricing in North America.

The percentage changes in our banana prices in 2010 compared to 2009 were as follows:

Q1

North America [1]	3.9%

Core Europe: [2]
U.S. dollar basis [3]	(5.7)%
Local currency	(11.1)%

Mediterranean and Middle East	(12.4)%

Our banana sales volumes4 (in 40-pound box equivalents) were as follows:

(In millions, except percentages)	Q1 2010	Q1 2009	% Change

North America	14.9	15.0	(0.7)%
Europe and the Middle East:
Core Europe [2]	10.3	11.9	(13.4)%
Mediterranean and Middle East [5]	5.0	3.3	51.5%

[1]	North America pricing includes fuel-related and other surcharges.
[2]	Core Europe includes the 27 member states of the European Union, Switzerland, Norway and Iceland. Bananas are primarily sold in euros in Core Europe.
[3]	Prices on a U.S. dollar basis exclude the impact of hedging.
[4]	Volume sold includes all banana varieties, such as Chiquita to Go, Chiquita minis, organic bananas and plantains.
[5]	Mediterranean markets are mainly European and Mediterranean countries that do not belong to the European Union. Prior period figures include reclassifications for comparative purposes.

The average spot and hedged euro exchange rates were as follows:

(Dollars per euro)	Q1 2010	Q1 2009	% Change

Euro average exchange rate, spot	$1.39	$1.31	6.1%
Euro average exchange rate, hedged	1.40	1.35	3.7%

We have entered into euro put option contracts to reduce the negative cash flow and earnings effect that any significant decline in the value of the euro would have on the conversion of euro-based revenue into U.S. dollars. Put options, which require an upfront premium payment, can reduce the negative cash flow and earnings effect of a significant future decline in the value of the euro, without limiting the benefit of a stronger euro. Foreign currency hedging benefits included in the Condensed Consolidated Statements of Income were $1 million and $6 million for the first quarter of 2010 and 2009, respectively. In order to minimize the volatility that changes in fuel prices could have on the operating results of our core shipping operations, we also enter into hedge contracts to lock in prices of future bunker fuel purchases. See Note 5 to the Condensed Consolidated Financial Statements for further information on our hedging instruments.

EU Banana Import Regulation

Since 2006, bananas imported into the European Union (“EU”) from Latin America, our primary source of fruit, have been subject to a tariff of €176 per metric ton. Banana imports from African, Caribbean and Pacific sources are allowed to enter the EU tariff-free (since January 2008, in unlimited quantities). Following several successful legal challenges to this EU import arrangement in the World Trade Organization (“WTO”), the EU and 11 Latin American countries initialed the WTO “Geneva Agreement on Trade in Bananas” (“GATB”) in December 2009, under which the EU agreed to reduce its tariff on Latin American bananas in stages, starting with a new rate of €148 per metric ton in 2010 and ending with a rate of €114 per metric ton by 2017 or, at the latest, 2019. That same day, the EU also initialed a WTO agreement with the United States, under which it agreed not to reinstate WTO-illegal tariff quotas, quotas, or licenses on banana imports.

Several steps must be completed before the EU’s €176 per metric ton tariff is reduced and the WTO banana agreements become legally enforceable. The agreements must first be approved by the European Council, representing the 27 member countries of the EU, and then be signed by the parties to the agreements. Once all parties have signed, the EU will “provisionally” reduce its border tariff from €176 per metric ton to €148 per metric ton for the remainder of 2010, and importers will be entitled to receive a refund for the difference between the €176 and €148 per metric ton rates on those volumes they cleared through EU customs between December 2009 and the date the agreements are signed. The agreements must then be ratified by the European Parliament and, as necessary, the legislatures of the Latin American parties. Formal WTO approval procedures are also needed before the tariff cuts become legally enforceable.

If the GATB is properly implemented, the proposed initial €28 per metric ton reduction in the tariff will result in approximately $30 million of reduced annual tariff costs; however, any net benefit from these reductions will depend on competitive dynamics and pricing effects in the market. We expect to benefit more than other competitors because we sell more bananas subject to the tariff than any of our competitors in Europe and because nearly all of our current shipments to the EU are subject to the €176 per metric ton rate.

In another regulatory development, in March 2010 the EU concluded a free trade area (“FTA”) agreement with Colombia and Peru, under which the EU agreed to reduce its banana tariff to €75 per metric ton by 2020 for specified volumes of banana exports from those two countries. The EU is also scheduled to conclude a regional FTA agreement with the Central American countries and Panama in 2010, which could result in a separate special EU banana tariff and volume arrangement for these Latin American countries as well. The EU-Colombia-Peru FTA and, if concluded, the EU-Central America-Panama FTA will need to be approved by the European Council and ratified by the European Parliament and Latin American legislatures before they take effect. There is no way of knowing what banana measures will finally be approved in the EU-Central America-Panama FTA; when or whether one or both of these FTAs will be implemented; and what, if any, effect they will have on our operations.

SALADS AND HEALTHY SNACKS SEGMENT

Net sales for the segment were $259 million and $281 million for the first quarters of 2010 and 2009, respectively. The decline in sales was due to lower volume in retail value-added salads as some customers have converted some of their volume to private label.

Operating income for the segment was $20 million and $13 million for the first quarters of 2010 and 2009, respectively. The $7 million improvement was primarily due to network efficiencies, cost reductions and improved pricing that have resulted in significant, sustainable improvements in North American value-added salad operations. We achieved these sustainable improvements despite continuing expansion of private label products in grocery retail, especially in lower-priced products. Also, in the fourth quarter of 2009, we began a national advertising campaign for our value-added salads after test markets showed sales increases of Fresh Express branded salads after the advertising. We expect to continue the national advertising throughout 2010, though we will continuously measure the effectiveness of this advertising and have the flexibility to modify our investment in the second half.

On March 30, 2010, we signed an agreement to sell 51% of the Just Fruit in a Bottle business to Danone S.A. for €15 million ($20 million). The sale will close in the second quarter after the completion of certain conditions to closing. Upon closing, we will deconsolidate Just Fruit in a Bottle and account for our remaining 49% investment using the equity method. The gain on the sale and deconsolidation of Just Fruit in a Bottle is expected to be approximately $35 million. A significant component of the gain will be based on our fair value estimate of the equity method investment on the closing date. Total sales of Just Fruit in a Bottle were $6 million in each of the first quarters of 2010 and 2009 and $26 million for the full year 2009. Total operating losses incurred in the expansion of Just Fruit in a Bottle were $2 million and $3 million in the first quarters of 2010 and 2009, respectively, and $22 million for the full year 2009.

Salads and Healthy Snacks segment operating results for the first quarter improved due to:

•	$9 million of lower costs primarily from improved network efficiencies.

•	$3 million in lower selling, general, administrative and innovation costs.

•	$2 million in favorable pricing in North American Salads and Healthy Snacks.

•	$1 million in lower operating loss from the expansion of the Just Fruit in a Bottle line of products, our fresh fruit smoothie product sold in Europe.

These items were partly offset by:

•	$7 million from reduction of volume.

•	$4 million from incremental marketing investment.

Volume and pricing for Fresh Express-branded retail value-added salads was as follows:

(In millions, except percentages)	Q1 2010	Q1 2009	% Change

Volume	14.3	16.1	(11.2)%
Pricing			0.3%

OTHER PRODUCE SEGMENT

Net sales for the segment were $73 million and $75 million in the first quarters of 2010 and 2009, respectively. Operating income for the segment was $2 million in each of the first quarters of 2010 and 2009, respectively. Seasonal advances to growers of other produce were $88 million and $80 million, net of allowances, at March 31, 2010 and 2009, respectively, of which $13 million and less than $1 million, respectively, are classified as long-term in “Investments and other assets.” Seasonal advances are generally repaid as produce is sold and typically peak in the first half of the year. Of the total seasonal advances, $49 million (including $13 million classified as long-term) and $36 million were made to a large cooperative of growers in Chile at March 31, 2010 and 2009, respectively.

CORPORATE AND EUROPEAN HEADQUARTERS RELOCATION

Corporate expenses were $18 million and $20 million for the first quarters of 2010 and 2009, respectively. As described in Note 2 to the Condensed Consolidated Financial Statements, the European headquarters relocation was complete as December 31, 2009.

INTEREST

Interest expense was $14 million and $16 million for the first quarters of 2010 and 2009, respectively. The decrease in interest expense primarily relates to reductions in debt. During 2009, we repurchased $38 million of our 7 1/2% and 8 7/8% Senior Notes in the open market as described in Note 4 to the Condensed Consolidated Financial Statements. We repurchased an additional $7 million in the first quarter of 2010.

INCOME TAXES

Our foreign operations are generally taxed at rates lower than the U.S. statutory rate, and our overall effective tax rate varies significantly from period to period due to the level and mix of income among various domestic and foreign jurisdictions. No U.S. taxes have been accrued on foreign earnings because such earnings have been or are expected to be permanently invested in foreign operations. We have not historically generated U.S. federal taxable income on an annual basis; however, we generated U.S. federal taxable income in 2009 and for the quarter ended March 31, 2010, which was fully offset by the utilization of net operating loss carryforwards (“NOLs”). Even though NOLs have been utilized, our remaining NOLs continue to have full valuation allowances. If in the future, we demonstrate a trend of taxable income and an expectation that we will utilize our deferred tax assets, some or all of the valuation allowance may be released through “Income tax (expense) benefit” in the Condensed Consolidated Statements of Income. As of March 31, 2010, the company had approximately $106 million of U.S. federal and state valuation allowances.

In total, income taxes were a net expense of less than $1 million for the first quarter of 2010 and a net benefit of $5 million for the first quarter of 2009, including gross income tax benefits of $1 million and $7 million, respectively. The benefits relate to a 2010 foreign valuation allowance release, $4 million of 2009 benefits from the sale of the company’s operation in the Ivory Coast plus the resolution of tax contingencies in various jurisdictions. See Note 8 to the Condensed Consolidated Financial Statements for further discussion of income taxes.

DEFINED BENEFIT AND SEVERANCE PLANS

Our defined benefit plan and severance benefit obligations primarily relate to Central American benefits which, in accordance with local government regulations, are generally not funded until benefits are paid. Our combined domestic and foreign defined benefit and severance plan liability was $57 million, $52 million and $44 million at March 31, 2010, December 31, 2009 and March 31, 2009, respectively. The increase in the liability was primarily the result of changes in actuarial assumptions related to the Central American severance plans at the December 31, 2009 measurement date, including lower discount rates, higher pay rates linked to farm productivity improvements and a higher average age of the participants. We expect to contribute approximately $13 million, including discretionary contributions, to these plans in 2010 compared to $9 million in 2009. We had $3 million and $2 million of expense related to the defined benefit and severance plans in the first quarters of 2010 and 2009, respectively.

Financial Condition – Liquidity and Capital Resources

At March 31, 2010, we had a cash balance of $85 million and no borrowings were outstanding under our revolving credit facility (“Revolver”) under which we had $128 million of credit available, after $22 million was used to support issued letters of credit. We do not have any mandatory debt maturities of more than $20 million in any year until 2014. We believe that our cash level, cash flow generated by operating subsidiaries and borrowing capacity will provide sufficient cash reserves and liquidity to fund our working capital needs, capital expenditures and debt service requirements. We are in compliance with the financial covenants of our credit facility and expect to remain in compliance for more than twelve months from the date of this filing.

Cash used in operations was $20 million and $27 million for the quarters ended March 31, 2010 and 2009, respectively. Seasonal working capital demands typically use cash in the first quarter and provide cash in the second quarter. Cash used in operations during the first quarter of 2010 includes $7 million from the 2010 collection of amounts held in escrow from the sale of Atlanta and $12 million of reductions in value added tax receivables.

Cash flow from investing activities includes capital expenditures, of $7 million and $11 million for the quarters ended March 31, 2010 and 2009, respectively. The second quarter of 2010 is expected to include €15 million ($20 million) from the sale of 51% of the Just Fruit in a Bottle business to Danone and $17.5 million from the sale of an equity method investment in Coast Citrus Distributors. See Note 13 to the Condensed Consolidated Financial Statements for further details.

Cash used in financing activities related to the open-market repurchase of $7 million principal amount of our 7 1/2% Senior Notes due 2014 and to the quarterly principal payment on our term loan. During the first quarter of 2010, we did not draw on the Revolver to fund normal seasonal working capital needs, whereas we borrowed $38 million in the first quarter of 2009 under the Revolver, which was fully repaid in the second quarter of 2009. See Note 4 of the Condensed Consolidated Financial Statements for further description of our debt agreements and financing activities.

A subsidiary of the company has an approximately €15 million ($20 million) uncommitted credit line for bank guarantees to be used primarily for payments due under import licenses and duties in European Union countries. At March 31, 2010, we had an equal amount of cash equivalents in a compensating balance arrangement related to this uncommitted credit line.

In April 2010, we made changes to our banking arrangement in North America to improve our utilization of cash on hand. The changes result in the reclassification of book overdrafts currently included in “Accounts payable” to “Cash and equivalents” for one of our domestic operating subsidiaries beginning in April 2010. The resulting decrease in both “Accounts payable” and “Cash and equivalents” will appear as an operating use of cash in the second quarter of 2010. Book overdrafts of affected accounts were $10 million, $20 million and $10 million at March 31, 2010, December 31, 2009 and March 31, 2009, respectively.

Depending on fuel prices, we can have significant obligations under our bunker fuel hedging arrangements, although we would expect any liability from these arrangements to be offset by lower fuel costs. At March 31, 2010, our bunker fuel forward contracts were an asset of $5 million compared to a liability of $66 million at March 31, 2009. The ultimate amount due or receivable will depend upon fuel prices at the dates of settlement. See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk” below and Note 5 to the Condensed Consolidated Financial Statements for further information about our hedging activities. We expect operating cash flows will be sufficient to cover our hedging obligations, if any.

We face certain contingent liabilities which are described in Note 12 to the Condensed Consolidated Financial Statements; in accordance with generally accepted accounting practices, reserves have not been established for most of the items which are ongoing matters. It is possible that, in future periods, we could have to pay fines, penalties or damages with respect to one or more of these matters, the exact amount of which would be at the discretion of the applicable court or regulatory body. We presently expect that we would use existing cash resources to satisfy any such liabilities; however, depending on the size and timing of any such liability, it could have a material adverse effect on our financial position or results of operations and we could need to explore additional sources of financing, the availability and terms of which would be dependent on prevailing market and other conditions.

We have not made dividend payments since 2006, and any future dividends would require approval by the board of directors. Under the Credit Facility, CBL may distribute cash to CBII, the parent company, for routine CBII operating expenses, interest payments on CBII’s 7 1/2% and 8 7/8% Senior Notes and its Convertible Notes and payment of certain other specified CBII liabilities (“permitted payments”). CBL may distribute cash to CBII for other purposes, including dividends, if we are in compliance with the covenants and not in default under the Credit Facility. At March 31, 2010, distributions to CBII, other than for permitted payments, were limited to approximately $110 million annually.

Risks of International Operations

We operate in many foreign countries, including those in Central America, Europe, the Middle East and parts of Africa. Our activities are subject to risks inherent in operating in these countries, including government regulation, currency restrictions and other restraints, burdensome taxes, risks of expropriation, threats to employees, political instability, terrorist activities, including extortion, and risks of U.S. and foreign governmental action in relation to us. Should such circumstances occur, we might need to curtail, cease or alter our activities in a particular region or country. Trade restrictions apply to certain countries, such as Iran, that require us to obtain licenses from the U.S. government for sales in these countries; these sales are able to be licensed because the products we sell are food staples and the specific parties involved in the sales are cleared by the U.S. government.

See “Part II, Item 1 – Legal Proceedings” in this Quarterly Report on Form 10-Q and Note 12 to the Condensed Consolidated Financial Statements for a further description of legal proceedings and other risks.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009.

New Accounting Standards

See Note 14 to the Condensed Consolidated Financial Statements for information on relevant new accounting standards.

*    *    *    *    *

This quarterly report contains certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control, including: the customary risks experienced by global food companies, such as prices for commodity and other inputs, currency exchange rate fluctuations, industry and competitive conditions (all of which may be more unpredictable in light of continuing uncertainty in the global economic environment), government regulations, food safety issues and product recalls affecting us or the industry, labor relations, taxes, political instability and terrorism; unusual weather events, conditions or crop risks; access to and cost of financing; and the outcome of pending litigation and governmental investigations involving us, and the legal fees and other costs incurred in connection with such items.

The forward-looking statements speak as of the date made and are not guarantees of future performance. Actual results or developments may differ materially from the expectations expressed or implied in the forward-looking statements, and we undertake no obligation to update any such statements.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Management – Financial Instruments” in our 2009 Annual Report on Form 10-K. As of March 31, 2010, the only material changes from the information presented in the Form 10-K are contained in the information provided below.

HEDGING INSTRUMENTS

Our products are distributed in nearly 80 countries. International sales are made primarily in U.S. dollars and major European currencies. We reduce currency exchange risk from sales originating in currencies other than the U.S. dollar by exchanging local currencies for dollars promptly upon receipt. We further reduce our currency exposure for these sales by purchasing euro put option contracts to hedge the dollar value of our estimated net euro cash flow exposure up to 18 months into the future. These put option contracts allow us to exchange a certain amount of euros for U.S. dollars at either the exchange rate in the option contract or the spot rate. At April 27, 2010, we had hedging coverage for approximately one-half of our expected net exposure for the remainder of 2010 at a rate of $1.35 per euro. We also have €69 million notional amount of sold call options with a strike rate of $1.44 per euro outstanding for 2010, which could result in a loss if the euro currency rates exceed the strike price. However, we expect that any loss on these contracts would be more than offset by an increase in the dollar realization of the underlying sales denominated in foreign currencies.

Our shipping operations are exposed to the risk of rising fuel prices. To reduce the risk of rising fuel prices, we enter into bunker fuel forward contracts (swaps) that allow us to lock in fuel prices up to three years in the future. Bunker fuel forward contracts can offset increases in market fuel prices or can result in higher costs from declines in market fuel prices, but in either case reduce the volatility of changing fuel prices in our results. At April 27, 2010, we had hedging coverage for approximately three-fourths of our expected fuel purchases through 2011 at average bunker fuel swap rates of $504 and $439 per metric ton in 2010 and 2011, respectively, hedging coverage for approximately one-third of our expected fuel purchases in 2012 at average bunker fuel swap rates of $482 per metric ton and hedging coverage for approximately one-quarter of our expected fuel purchases in the first quarter of 2013 at average bunker fuel swap rates of $484 per metric ton.

We carry hedging instruments at fair value on our Condensed Consolidated Balance Sheets, with potential gains and losses deferred in “Accumulated other comprehensive loss” until the hedged transaction occurs (the euro sale or fuel purchase to which the hedging instrument was intended to apply) to the extent that the hedges are effective. At March 31, 2010, the fair value of the foreign currency options and bunker fuel forward contracts was a net asset of $15 million compared to a net asset of $13 million at December 31, 2009 and a net liability of $21 million at March 31, 2009. A hypothetical 10% increase in the euro currency rates would have resulted in a decline in fair value of the euro put options of approximately $8 million at March 31, 2010. However, we expect that any loss on these put options or fuel forwards would be more than offset by an increase in the dollar realization of the underlying sales denominated in foreign currencies or the underlying fuel purchases. A hypothetical 10% decrease in bunker fuel rates would result in a decline in fair value of the bunker fuel forward contracts of approximately $24 million at March 31, 2010. However, we expect that any decline in the fair value of these contracts would be offset by a decrease in the cost of underlying fuel purchases.

See Note 5 to the Condensed Consolidated Financial Statements for additional discussion of our hedging activities. See Note 6 to the Condensed Consolidated Financial Statements for additional discussion of fair value measurements, as it relates to our hedging instruments.

DEBT INSTRUMENTS

We are exposed to interest rate risk on our variable rate debt, which is primarily the outstanding balance under our Credit Facility. We had approximately $180 million of variable rate debt at March 31, 2010 (see Note 4 to the Condensed Consolidated Financial Statements). A 1% change in interest rates would result in a change to interest expense of approximately $2 million annually.

We have $539 million principal balance of fixed-rate debt, which includes the 7 1/2% Senior Notes due 2014, the 8 7/8% Senior Notes due 2015 and the 4.25% Convertible Senior Notes due 2016. The $200 million principal balance of the Convertible Notes is greater than their $129 million carrying value due to the accounting standards for convertible notes such as ours that are described in Note 4 to the Condensed Consolidated Financial Statements. Although the Condensed Consolidated Balance Sheets do not present debt at fair value, a hypothetical 0.50% increase in interest rates would have resulted in a decline in the fair value of our fixed-rate debt of approximately $13 million at March 31, 2010.

Item 4 - Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Chiquita maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic filings with the SEC is (a) accumulated and communicated to the company’s management in a timely manner and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of March 31, 2010, an evaluation was carried out by Chiquita’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of that date.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The company also maintains a system of internal accounting controls, which includes internal control over financial reporting, that is designed to provide reasonable assurance that the company’s financial records can be relied upon for preparation of its consolidated financial statements in accordance with generally accepted accounting principles in the United States and that its assets are safeguarded against loss from unauthorized use or disposition. Based on an evaluation by Chiquita’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, during the quarter ended March 31, 2010, there were no changes in the company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect, Chiquita’s internal control over financial reporting.

PART II - Other Information

Item 1 - Legal Proceedings

The information included in Note 12 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q is incorporated by reference into this Item.

Item 6 - Exhibits

Exhibit 10.1 – Form of Change in Control Severance Agreement being used on and after April 1, 2010 (without tax gross-up)

Exhibit 10.2 – Long-Term Incentive Program 2010-2012 Terms

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

April 30, 2010