Form 10-Q
period 2010-06-30
CHIQUITA BRANDS INTERNATIONAL INC
filed 2010-07-30
CIK 101063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 27, 2010, there were 44,899,461 shares of Common Stock outstanding.

CHIQUITA BRANDS INTERNATIONAL, INC.

PART I - Financial Information

Item 1 – Financial Statements

CHIQUITA BRANDS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$916,331	$951,954	$1,724,660	$1,793,520

Operating expenses
Cost of sales	738,090	745,688	1,444,426	1,455,951
Selling, general and administrative	91,106	88,473	171,103	171,288
Depreciation	12,038	12,847	23,890	25,878
Amortization	2,573	2,574	5,147	5,148
Gain on deconsolidation and sale of 51% of Just Fruit in a Bottle	(32,497)	—	(32,497)	—
Equity in earnings of investees	(1,690)	(10,438)	(1,703)	(16,201)
Relocation of European headquarters	—	4,139	—	9,228

	809,620	843,283	1,610,366	1,651,292

Operating income	106,711	108,671	114,294	142,228

Interest income	1,356	1,086	3,072	2,470
Interest expense	(14,275)	(15,734)	(28,612)	(32,006)
Other	3,450	—	3,269	—

Income from continuing operations before income taxes	97,242	94,023	92,023	112,692
Income tax expense	(2,600)	(5,100)	(3,300)	(600)

Income from continuing operations	94,642	88,923	88,723	112,092

Income from discontinued operations, net of income taxes	—	—	(3,268)	—

Net income	$94,642	$88,923	$85,455	$112,092

Earnings per common share - basic:
Continuing operations	$2.11	$2.00	$1.97	$2.52
Discontinued operations	—	—	(0.07)	—

	$2.11	$2.00	$1.90	$2.52

Earnings per common share - diluted:
Continuing operations	$2.06	$1.95	$1.95	$2.46
Discontinued operations	—	—	(0.07)	—

	$2.06	$1.95	$1.88	$2.46

See Notes to Condensed Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share amounts)

	June 30, 2010	December 31, 2009	June 30, 2009
ASSETS

Current assets:
Cash and equivalents	$139,228	$121,369	$159,365
Trade receivables (less allowances of $8,566, $9,619 and $9,723)	332,927	290,083	335,745
Other receivables, net	141,136	157,640	156,585
Inventories	201,275	212,893	197,979
Prepaid expenses	34,687	36,728	30,035
Other current assets	13,959	8,212	12,014

Total current assets	863,212	826,925	891,723
Property, plant and equipment, net	326,998	335,528	318,159
Investments and other assets, net	140,699	131,877	132,486
Trademarks	449,085	449,085	449,085
Goodwill	176,584	176,584	175,384
Other intangible assets, net	119,680	124,827	129,973

Total assets	$2,076,258	$2,044,826	$2,096,810

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt of subsidiaries	$20,061	$17,607	$12,762
Accounts payable	261,162	295,572	288,730
Accrued liabilities	151,463	158,746	145,253

Total current liabilities	432,686	471,925	446,745
Long-term debt of parent company	464,287	473,406	507,432
Long-term debt of subsidiaries	155,032	165,056	175,148
Accrued pension and other employee benefits	69,937	65,812	58,038
Deferred gain – sale of shipping fleet	55,663	63,246	70,828
Deferred tax liabilities	105,007	105,094	102,795
Other liabilities	50,458	39,984	67,621

Total liabilities	1,333,070	1,384,523	1,428,607

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value (44,899,461, 44,817,833 and 44,542,792 shares outstanding, respectively)	449	448	445
Capital surplus	818,695	809,984	805,204
Accumulated deficit	(47,815)	(133,270)	(111,669)
Accumulated other comprehensive loss	(28,141)	(16,859)	(25,777)

Total shareholders’ equity	743,188	660,303	668,203

Total liabilities and shareholders’ equity	$2,076,258	$2,044,826	$2,096,810

See Notes to Condensed Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2010	2009
Cash (used) provided by:
OPERATIONS
Net income	$85,455	$112,092
Loss from discontinued operations	3,268	—
Depreciation and amortization	29,037	31,026
Gain on deconsolidation and sale of 51% of Just Fruit in a Bottle	(32,497)	—
Loss on debt extinguishment, net	246	—
Amortization of discount on Convertible Notes	3,696	3,274
Equity in earnings of investees	(1,703)	(16,201)
Amortization of gain on sale of the shipping fleet	(7,583)	(7,582)
Changes in current assets and liabilities and other	(58,485)	(15,942)

Operating cash flow	21,434	106,667

INVESTING
Capital expenditures	(16,717)	(22,436)
Net proceeds from sales of:
51% of Just Fruit in a Bottle, net of $1,396 cash included in the net assets of Just Fruit in a Bottle on the date of sale	16,882	—
Equity method investment	17,500	—
Asia joint venture	2,475	—
Other long-term assets	253	2,314
Other, net	(3,613)	732

Investing cash flow	16,780	(19,390)

FINANCING
Repurchases and repayments of long-term debt	(20,355)	(5,239)
Fees and other issuance costs for long-term debt	—	56
Borrowings under the revolving credit facility	—	38,000
Repayments of notes and loans payable	—	(38,000)
Proceeds from exercise of stock options/warrants	—	4

Financing cash flow	(20,355)	(5,179)

Cash flow from continuing operations	17,859	82,098

DISCONTINUED OPERATIONS
Operating cash flow, net	—	—
Investing cash flow, net	—	—
Financing cash flow, net	—	—

Cash flow from discontinued operations	—	—

Increase in cash and equivalents	17,859	82,098
Balance at beginning of period	121,369	77,267

Balance at end of period	$139,228	$159,365

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

Note 1 – Earnings Per Share

Basic and diluted earnings per common share (“EPS”) are calculated as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2010	2009	2010	2009

Income from continuing operations	$94,642	$88,923	$88,723	$112,092
Loss from discontinued operations	—	—	(3,268)	—

Net income	$94,642	$88,923	$85,455	$112,092

Weighted average common shares outstanding (used to calculate basic EPS)	44,885	44,532	44,860	44,493
Dilutive effect of warrants, stock options and other stock awards	1,051	1,003	526	1,009

Shares used to calculate diluted EPS	45,936	45,535	45,386	45,502

Earnings per common share—basic:
Continuing operations	$2.11	$2.00	$1.97	$2.52
Discontinued operations	—	—	(0.07)	—

	$2.11	$2.00	$1.90	$2.52

Earnings per common share—diluted:
Continuing operations	$2.06	$1.95	$1.95	$2.46
Discontinued operations	—	—	(0.07)	—

	$2.06	$1.95	$1.88	$2.46

The assumed conversions to common stock of the company’s outstanding warrants, stock options, other stock awards and 4.25% Convertible Senior Notes due 2016 (“Convertible Notes”) are excluded from the diluted net income per common share computations for periods in which these items, on an individual basis, have an anti-dilutive effect on diluted EPS. For the quarter and six months ended June 30, 2010 and 2009, the effect of the Convertible Notes would have been anti-dilutive because the average trading price of the common shares was below the initial conversion price of $22.45 per share. All remaining warrants to purchase common shares at $19.23 per share were anti-dilutive and expired on March 19, 2009.

Note 2 – Deconsolidation, Divestitures and Discontinued Operations

DANONE CHIQUITA FRUITS JOINT VENTURE

On May 25, 2010, the company sold 51% of its Just Fruit in a Bottle business to Danone S.A., for €15 million ($18 million) and deconsolidated Just Fruit in a Bottle, accounting for its remaining 49% investment using the equity method. The sale and deconsolidation resulted in the creation of the Danone Chiquita Fruits SAS (“Danone JV”), which is a joint venture intended to develop, manufacture, and sell packaged fruit juices and fruit smoothies in Europe and is financed by Chiquita and Danone in amounts proportional to their ownership interests. The gain on the deconsolidation and sale of Just Fruit in a Bottle was $32 million, which includes a gain of $15 million related to the remeasurement of the retained investment in Just Fruit in a Bottle to its fair value of $16 million on the closing date. The fair value of the investment was a Level 3 measurement (see Note 7) based upon the consideration paid by Danone for 51% of the Danone JV including a discount for lack of control. The company’s 49% investment in the joint venture is accounted for as an equity method investment and is included in the Salads and Healthy Snacks segment. Future company contributions to the Danone JV are limited to an aggregate €22 million ($27 million) through 2013 without unanimous consent of the owners. In June 2010, the company contributed a total of €2 million ($3 million), and the company’s carrying value of the Danone JV was $18 million as of June 30, 2010.

The Danone JV is a Variable Interest Entity; however, the company was not the primary beneficiary, and did not consolidate it as of June 30, 2010. The Danone JV will obtain sales, local marketing, and product supply chain management services from the company’s subsidiaries; however, the power to direct the JV’s most significant activities will be controlled by Danone S.A.

SALE OF INVESTMENT IN COAST CITRUS DISTRIBUTORS

In April 2010, the company sold its 49% investment in Coast Citrus Distributors, Inc. for $18 million in cash, which approximated its carrying value. Prior to the sale, the company accounted for this investment using the equity method.

SALE OF INTEREST IN ASIA JOINT VENTURE

The company previously operated in Asia primarily through the Chiquita-Unifrutti joint venture (“Asia JV”), which was engaged in the distribution of fresh bananas and pineapples from the Philippines to Japan, Korea and the Middle East, which was accounted using the equity method. In August 2009, the company sold its 50% interest in the Asia JV to its former joint venture partner. In connection with the sale, the company entered into new long-term agreements with the former joint venture partner for (a) shipping and supply of bananas sold in the Middle East and (b) licensing of the Chiquita brand for sales of whole fresh bananas and pineapples in Japan and Korea.

The sale proceeds included $4 million of cash, a $58 million note that is receivable in installments over 10 years, and certain contingent consideration, of which $1 million was received in June 2010. Additional contingent consideration that would result in further gain will be recorded if and when realized. At June 30, 2010 and December 31, 2009, $3 million and $3 million, respectively, is included in “Other Receivables, net” and $36 million and $37 million, respectively, is included in “Investments and other assets, net” on the Condensed Consolidated Balance Sheets.

SALE OF IVORY COAST OPERATIONS

In January 2009, the company sold its operations in the Ivory Coast. The sale resulted in a pre-tax gain of approximately $4 million included in “Cost of sales,” including realization of $11 million of cumulative translation gains. Income tax benefits of approximately $4 million were recognized in the first quarter of 2009 related to these operations.

DISCONTINUED OPERATIONS

In August 2008, the company sold its subsidiary, Atlanta AG. In connection with the sale, the company contracted with Atlanta to continue to serve as the company’s preferred supplier of banana ripening and distribution services in Germany, Austria and Denmark for at least five years. Current year loss from discontinued operations is related to new information about potential indemnification obligations for tax liabilities. Approximately €6 million ($7 million) was collected in February 2010 related to consideration from the sale which had been held in escrow to secure any potential obligations of the company under the sale agreement.

Note 3 – EU Banana Import Regulation

Since 2006, bananas imported into the European Union (“EU”) from Latin America, the company’s primary source of fruit, were subject to a tariff of €176 per metric ton, while banana imports from African, Caribbean and Pacific sources have been and continue to be allowed to enter the EU tariff-free (since January 2008, in unlimited quantities). Following several successful legal challenges to this EU import arrangement in the World Trade Organization (“WTO”), the EU and 11 Latin American countries initialed the WTO “Geneva Agreement on Trade in Bananas” (“GATB”) in December 2009, under which the EU agreed to reduce tariffs on Latin American bananas in stages, starting with a new rate of €148 per metric ton in 2010 and ending with a rate of €114 per metric ton by 2017 or, at the latest, 2019. That same day, the EU also initialed a WTO agreement with the United States, under which it agreed not to reinstate WTO-illegal tariffs, quotas, or licenses on banana imports.

On June 9, 2010, the initial reduction to €148 per metric ton became effective retroactively to December 15, 2009 when the EC passed the agreement. The company filed for refunds in the ports of entry in June 2010 and recognized a €10 million ($12 million) receivable in “Other receivables, net” and an equivalent reduction of tariff expense included in “Cost of sales” in the second quarter 2010; of this amount, €5 million ($6 million) relates to refunds of tariff expense incurred in the first quarter of 2010.

Note 4 – Inventories

(In thousands)	June 30, 2010	December 31, 2009	June 30, 2009
Bananas	$47,929	$53,846	$46,501
Salads	6,542	6,760	7,624
Other fresh produce	4,497	1,733	3,229
Processed food products	13,154	13,148	17,535
Growing crops	66,222	77,032	66,447
Materials, supplies and other	62,931	60,374	56,643

	$201,275	$212,893	$197,979

Note 5 – Debt

Debt consists of the following:

(In thousands)	June 30, 2010	December 31, 2009	June 30, 2009

Parent company:

7 1/2 % Senior Notes due 2014	$156,438	$167,083	$195,328
8 7/8 % Senior Notes due 2015	177,015	179,185	188,445
4.25% Convertible Senior Notes due 2016	130,834	127,138	123,659

Long-term debt of parent company	464,287	473,406	507,432

Subsidiaries:

Credit Facility Term Loan	175,000	182,500	187,500
Other loans	93	163	410
Less current portion	(20,061)	(17,607)	(12,762)

Long-term debt of subsidiaries	155,032	165,056	175,148

Total long-term debt	$619,319	$638,462	$682,580

In the first quarter 2010, the company repurchased $7 million principal amount of its 7 1/2% Senior Notes in the open market at par value. In May 2010, the company repurchased an additional $6 million principal amount of Senior Notes, consisting of $4 million of the 7 1/ 2% Senior Notes and $2 million of the 8 7/8% Senior Notes, in open market transactions at a small discount. These repurchases resulted in a small extinguishment loss, from the write off of deferred financing fees and transaction costs.

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

•

may be settled, upon conversion, in shares, in cash or in any combination thereof at the company’s option. Although the company initially reserved 11.8 million shares for issuance upon conversions of the Convertible Notes, the company’s current intent and policy is to settle with a cash amount equal to the principal portion together with shares of the company’s common stock to the extent that the obligation exceeds such principal portion.

•	are callable for redemption beginning February 19, 2014, under certain circumstances relating to the company’s common stock trading price.

The company’s Convertible Notes are accounted for in two components: (i) a debt component included in “Long-term debt of parent company” recorded at the issuance date estimated fair value of a similar debt instrument without the debt-for-equity conversion feature; and (ii) an equity component included in “Capital surplus” representing the issuance date estimated fair value of the conversion feature. This separation results in the debt being carried at a discount compared to the principal. This discount is accreted to the carrying value of the debt component using the effective interest rate method over the expected life of the Convertible Notes (through the 2016 maturity date).

To estimate the fair value of the debt component, the company discounted the principal balance to result in an effective interest rate of 12.50%, which was the estimated interest rate that would have been required for the company to have issued a similar debt instrument without the debt-for-equity conversion feature on the date the Convertible Notes were issued. The fair value of the equity component was estimated as the difference between the full principal amount and the estimated fair value of the debt component, net of an allocation of issuance costs and income tax effects. These are Level 3 fair value measurements (described in Note 7) and will be reconsidered in the event that any of the Convertible Notes are converted. Even though interest on the Convertible Notes is payable semiannually in arrears at a rate of 4.25% per annum, the effective interest rate on the debt component for each of the quarters ended June 30, 2010 and 2009 was 12.50%.

The carrying amounts of the debt and equity components of the Convertible Notes are as follows:

(In thousands)	June 30, 2010	December 31, 2009	June 30, 2009
Principal amount of debt component[1]	$200,000	$200,000	$200,000
Unamortized discount	(69,166)	(72,862)	(76,341)

Net carrying amount of debt component	$130,834	$127,138	$123,659

Equity component	$84,904	$84,904	$84,904
Issuance costs and income taxes	(3,210)	(3,210)	(3,210)

Equity component, net of issuance costs and income taxes	$81,694	$81,694	$81,694

[1]	As of June 30, 2010, the value of the shares that could result from conversion of the Convertible Notes did not exceed their principal amount.

The interest expense related to the Convertible Notes was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands)	2010	2009	2010	2009
4.25% coupon interest	$2,125	$2,125	$4,250	$4,250
Amortization of deferred financing fees	117	124	235	247
Amortization of discount on the debt component	1,876	1,661	3,696	3,274

Total interest expense related to the Convertible Notes	$4,118	$3,910	$8,181	$7,771

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

The interest rate for the Term Loan was 4.125%, 4.00% and 4.31% at June 30, 2010, December 31, 2009 and June 30, 2009, respectively, and is based on LIBOR and CBII’s leverage ratio. The Term Loan required quarterly principal repayments of $2.5 million through March 31, 2010 and requires quarterly principal repayments of $5.0 million thereafter for the life of the loan, with any remaining balance to be paid upon maturity at March 31, 2014.

There were no borrowings under the Revolver at June 30, 2010, December 31, 2009 or June 30, 2009. During the first quarter of 2009, there were borrowings of $38 million for seasonal working capital needs, which were fully repaid in the second quarter of 2009. The company is required to pay a fee of 0.50% per annum on the daily unused portion of the Revolver. The Revolver contains a $100 million sub-limit for letters of credit, subject to a $50 million sub-limit for non-U.S. currency letters of credit. At June 30, 2010, there was approximately $128 million of availability after $22 million was used to support issued letters of credit.

The Credit Facility contains two financial maintenance covenants, an operating company leverage covenant of 3.50x and a fixed charge covenant of 1.15x, for the life of the facility, and no holding company or consolidated leverage covenant. At June 30, 2010, the company was in compliance with the financial covenants of the Credit Facility. Repurchases of Senior Notes have not affected the financial maintenance covenants of the Credit Facility because the Senior Notes were repurchased by CBL as permitted investments under the terms of the Credit Facility. Although these repurchased Senior Notes were not retired, the company does not intend to resell or re-issue any of them.

Note 6 – Hedging

Derivative instruments are recognized at fair value in the Condensed Consolidated Balance Sheets. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gains or losses on the derivative are reported as a component of “Accumulated other comprehensive loss” and reclassified into net income in the same period during which the hedged transaction affects net income. Gains and losses on derivatives representing hedge ineffectiveness are recognized in net income currently. See further information regarding fair value measurements of derivatives in Note 7.

The company purchases euro put option contracts to hedge the cash flow and earnings risks that any significant decline in the value of the euro would have on the conversion of euro-based revenue into U.S. dollars. Purchased euro put options require an upfront premium payment and can reduce these risks without limiting the benefit received from a stronger euro. The company also sells short-term euro call options to reduce its net option premium expense, although call options can limit the benefit received from a stronger euro. Foreign currency hedge premium expense also reduces any favorable effects of exchange rates when converting euro-denominated sales to U.S. dollars. These purchased euro put options and sold euro call options are designated as cash flow hedging instruments. At June 30, 2010, unrealized net gains of $4 million on the company’s purchased euro put options were deferred in “Accumulated other comprehensive loss,” which will be reclassified to net income, if realized, in the next twelve months. At June 30, 2010, unrealized net gains of less than $1 million on the company’s sold euro call options were deferred in “Accumulated other comprehensive loss,” which will be reclassified to net income, if realized, in the next twelve months.

Most of the company’s foreign operations use the U.S. dollar as their functional currency. As a result, balance sheet translation adjustments due to currency fluctuations are recognized currently in “Cost of sales” in the Condensed Consolidated Statements of Income. To minimize the resulting volatility, the company also enters into 30-day euro forward contracts each month to economically hedge the net monetary assets exposed to euro exchange rates. These 30-day euro forward contracts are not designated as hedging instruments, and gains and losses on these forward contracts are recognized currently in “Cost of sales” in the Condensed Consolidated Statements of Income. In the second quarter of 2010, the company recognized $14 million of gains on 30-day euro forward contracts, and $16 million of expense from fluctuations in the value of the net monetary assets exposed to euro exchange rates. In the second quarter of 2009, the company recognized $8 million of losses on 30-day euro forward contracts, and $7 million of income from fluctuations in the value of the net monetary assets exposed to euro exchange rates. For the six months ended June 30, 2010, the company recognized $20 million of gains on 30-day euro forward contracts, and $27 million of expense from fluctuations in the value of the net monetary assets exposed to euro exchange rates. For the six months ended June 30, 2009, the company recognized $3 million of losses on 30-day euro forward contracts, and $1 million of income from fluctuations in the value of the net monetary assets exposed to euro exchange rates.

The company also enters into bunker fuel forward contracts for its shipping operations, which permit it to lock in fuel purchase prices for up to three years and thereby minimize the volatility that changes in fuel prices could have on its operating results. These bunker fuel forward contracts are designated as cash flow hedging instruments. At June 30, 2010, unrealized net losses of $11 million on the company’s bunker fuel forward contracts were deferred in “Accumulated other comprehensive loss,” including net losses of $13 million which will be reclassified to net income, if realized, in the next twelve months.

At June 30, 2010 the company’s portfolio of derivatives consisted of the following:

	Notional Amount	Average Rate/Price	Settlement Period

Derivatives designated as hedging instruments:

Currency derivatives:
Purchased euro put options	€138 million	$1.33/€	2010
Sold euro call options	€69 million	$1.44/€	2010

Fuel derivatives:
3.5% Rotterdam Barge:
Bunker fuel forward contracts	92,615 mt	$508/mt	2010
Bunker fuel forward contracts	185,233 mt	$434/mt	2011
Bunker fuel forward contracts	103,224 mt	$479/mt	2012
Bunker fuel forward contracts	39,365 mt	$475/mt	2013
Singapore/New York Harbor:
Bunker fuel forward contracts	24,359 mt	$538/mt	2010
Bunker fuel forward contracts	48,719 mt	$460/mt	2011
Bunker fuel forward contracts	18,220 mt	$483/mt	2012
Bunker fuel forward contracts	6,950 mt	$493/mt	2013

Derivatives not designated as hedging instruments:

30-day euro forward contracts	€105 million	$1.24/€	Jul. 2010

Activity related to the company’s derivative assets and liabilities designated as hedging instruments is as follows:

	2010			2009
(In thousands)	Purchased Euro Put Options	Sold Euro Call Options	Bunker Fuel Forward Contracts	Purchased Euro Put Options	Bunker Fuel Forward Contracts
Balance at beginning of year	$6,527	$—	$6,257	$47,239	$(79,002)
Realized (gains) losses included in net income	(1,200)	—	(2,170)	(5,893)	7,039
Purchases[1]	—	—	—	—	—
Changes in fair value	4,055	—	1,183	3,825	5,655

Balance at March 31	$9,382	$—	$5,270	$45,171	$(66,308)

Realized (gains) losses included in net income	(8,030)	(14)	2,652	1,611	1,755
Purchases (sales)[1]	2,181	(501)	—	—	—
Changes in fair value	12,392	247	(17,579)	(28,214)	45,403

Balance at June 30	$15,925	$(268)	$(9,657)	$18,568	$(19,150)

[1]

Purchases (sales) represent the cash premiums paid upon the purchase of euro put options or received upon the sale of euro call options. Bunker fuel forward contracts require no up-front cash payment and have an initial fair value of zero; instead any gain or loss on the forward contracts (swaps) is settled in cash upon the maturity of the forward contracts.

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

		Derivatives in an Asset Position			Derivatives in a Liability Position
(In thousands)	Balance Sheet Location	Jun. 30 2010	Dec. 31 2009	Jun. 30 2009	Jun. 30 2010	Dec. 31 2009	Jun. 30 2009
Derivatives designated as hedging instruments:
Purchased euro put options	Other current assets	$14,568	$6,527	$15,672	$—	$—	$—
Purchased euro put options	Accrued liabilities	1,357	—	—	—	—	—
Purchased euro put options	Other liabilities	—	—	2,896	—	—	—
Sold euro call options	Other current assets	—	—	—	(340)	—	—
Sold euro call options	Accrued liabilities	72	—	—	—	—	—
Bunker fuel forward contracts	Other current assets	—	1,685	—	(1,069)	—	(3,658)
Bunker fuel forward contracts	Accrued liabilities	—	—	—	(10,760)	(5,515)	—
Bunker fuel forward contracts	Investments and other assets, net	3,435	10,087	—	—	—	—
Bunker fuel forward contracts	Other liabilities	—	—	—	(1,263)	—	(15,492)

		19,432	18,299	18,568	(13,432)	(5,515)	(19,150)
Derivatives not designated as hedging instruments:
30-day euro forward contracts	Other current assets	800	—	—	—	—	—
30-day euro forward contracts	Accrued liabilities	486	—	—	—	—	(366)

		1,286	—	—	—	—	(366)

Total derivatives		$20,718	$18,299	$18,568	$(13,432)	$(5,515)	$(19,516)

The following table summarizes the effect of the company’s derivatives designated as cash flow hedging instruments on OCI and earnings:

	Quarter Ended June 30, 2010				Quarter Ended June 30, 2009
(In thousands)	Purchased Euro Put Options	Sold Euro Call Options	Bunker Fuel Forward Contracts	Total Impact	Purchased Euro Put Options	Bunker Fuel Forward Contracts	Total Impact
Gain (loss) recognized in OCI on derivative (effective portion)	$15,058	$233	$(16,164)	$(873)	$(20,800)	$44,259	$23,459
Gain (loss) reclassified from accumulated OCI into income (effective portion)[1]	11,429	14	(2,652)	8,791	1,260	(1,755)	(495)
Gain (loss) recognized in income on derivative (ineffective portion)[2]	—	—	(1,415)	(1,415)	—	1,144	1,144

	Six Months Ended June 30, 2010				Six Months Ended June 30, 2009
(In thousands)	Purchased Euro Put Options	Sold Euro Call Options	Bunker Fuel Forward Contracts	Total Impact	Purchased Euro Put Options	Bunker Fuel Forward Contracts	Total Impact
Gain (loss) recognized in OCI on derivative (effective portion)	$22,191	$233	$(15,754)	$6,670	$(13,913)	$49,505	$35,592
Gain (loss) reclassified from accumulated OCI into income (effective portion)[1]	15,069	14	(482)	14,601	9,225	(8,794)	431
Gain (loss) recognized in income on derivative (ineffective portion)[2]	—	—	(642)	(642)	—	1,553	1,553

[1]	Gain (loss) reclassified from accumulated OCI into income (effective portion) is included in “Net sales” for purchased euro put options and “Cost of sales” for bunker fuel forward contracts.
[2]	Gain (loss) recognized in income on derivative (ineffective portion), if any, is included in “Net sales” for purchased euro put options and “Cost of sales” for bunker fuel forward contracts.

Note 7 – Fair Value Measurements

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

Level 1	–	observable prices in active markets for identical assets and liabilities;
Level 2	–	observable inputs other than quoted market prices in active markets for identical assets and liabilities, which include quoted prices for similar assets or liabilities in an active market and market-corroborated inputs; and
Level 3	–	unobservable inputs.

The company carried the following financial assets and (liabilities) at fair value:

		Fair Value Measurements Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

June 30, 2010

Purchased euro put options	$15,925	$—	$15,925	$—
Sold euro call options	(268)	—	(268)	—
Bunker fuel forward contracts	(9,657)	—	(9,657)	—
30-day euro forward contracts	1,286	—	1,286	—
Available-for-sale investment	2,863	2,863	—	—

	$10,149	$2,863	$7,286	$—

December 31, 2009

Purchased euro put options	$6,527	$—	$6,527	$—
Bunker fuel forward contracts	6,257	—	6,257	—
Available-for-sale investment	3,034	3,034	—	—

	$15,818	$3,034	$12,784	$—

June 30, 2009

Purchased euro put options	$18,568	$—	$18,568	$—
Bunker fuel forward contracts	(19,150)	—	—	(19,150)
30-day euro forward contracts	(366)	—	(366)	—
Available-for-sale investment	3,242	3,242	—	—

	$2,294	$3,242	$18,202	$(19,150)

The company values fuel hedging positions by applying an observable discount rate to the current forward prices of identical hedge positions. The company values currency hedging positions by utilizing observable or market-corroborated inputs such as exchange rates, volatility and forward yield curves. The company trades only with counterparties that meet certain liquidity and creditworthiness standards, and does not anticipate non-performance by any of these counterparties. The company does not require collateral from its counterparties, nor is it obliged to provide collateral when contracts are in a liability position. However, consideration of non-performance risk is required when valuing derivative instruments, and the company includes an adjustment for non-performance risk in the recognized measure of derivative instruments to reflect the full credit default spread (“CDS”) applied to a net exposure by counterparty. When there is a net asset position, the company uses the counterparty’s CDS, which is generally an observable input; when there is a net liability position, the company uses its own estimated CDS, which is an unobservable input. CDS is generally not a significant input in measuring fair value; however, at June 30, 2009 the company’s own unobservable estimated CDS was significant to the fair value measurement of bunker fuel forward contracts and, accordingly, they were classified as Level 3 measurements. At June 30, 2010 and December 31, 2009, the company’s adjustment for non-performance risk was not significant for the purchased euro put options, the sold euro call options or the bunker fuel forward contracts. At June 30, 2009, the company’s adjustment for non-performance risk reduced the company’s derivative assets for purchased euro put options by less than $1 million and reduced the derivative liabilities for bunker fuel forward contracts by approximately $1 million. See further discussion and tabular disclosure of hedging activity in Note 6.

The company did not elect to carry its debt at fair value. The carrying values of the company’s debt represent amortized cost and are summarized below with estimated fair values:

	June 30, 2010		December 31, 2009		June 30, 2009
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Financial instruments not carried at fair value:

Parent company debt:
7 1/2 % Senior Notes	$156,438	$154,000	$167,083	$168,000	$195,328	$170,000
8 7/8 % Senior Notes	177,015	176,000	179,185	182,000	188,445	164,000
4.25% Convertible Senior Notes[1]	130,834	173,000	127,138	215,000	123,659	138,000

Subsidiary debt:
Term Loan (Credit Facility)	175,000	175,000	182,500	175,000	187,500	165,000
Other	93	90	163	100	410	400

[1]

The principal amount of the Convertible Notes is $200 million. The carrying amount of the Convertible Notes is less than the principal amount due to the application of accounting standards for Convertible Notes described in Note 5.

The fair value of the parent company debt is based on quoted market prices (Level 1). The term loan may be traded on the secondary loan market, and the fair value of the term loan is based on either the last available trading price, if recent, or trading prices of comparable debt (Level 3). Level 3 fair value measurements are used in the impairment reviews of goodwill and intangible assets, which take place annually during the fourth quarter, or as circumstances indicate the possibility of impairment. The company also made a non-recurring Level 3 fair value measurement in the second quarter of 2010 to estimate the fair value of its equity method investment in the Danone JV at the date of deconsolidation as described in Note 2. Fair value measurements of benefit plan assets included in net benefit plan liabilities are based on quoted market prices in active markets (Level 1) or quoted prices in inactive markets (Level 2). The carrying amounts of cash and equivalents, accounts receivable and accounts payable approximate fair value.

Note 8 – Pension and Severance Benefits

Net pension expense from the company’s defined benefit and severance plans is primarily comprised of severance plans covering Central American employees and consists of the following:

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands)	2010	2009	2010	2009
Defined benefit and severance plans:
Service cost	$1,635	$1,076	$3,270	$2,534
Interest on projected benefit obligation	1,416	1,665	2,836	2,865
Expected return on plan assets	(396)	(408)	(793)	(847)
Recognized actuarial loss (gain)	218	(228)	437	(62)
Amortization of prior service cost	32	48	64	64

	$2,905	$2,153	$5,814	$4,554

Note 9 – Income Taxes

The company’s foreign operations are generally taxed at rates lower than the U.S. statutory rate, and the company’s overall effective tax rate varies significantly from period to period due to the level and mix of income among various domestic and foreign jurisdictions. No U.S. taxes have been accrued on foreign earnings because such earnings have been or are expected to be permanently invested in foreign operations. The company has not historically generated U.S. federal taxable income on an annual basis; however, the company generated U.S. federal taxable income in 2009 and for the quarter and six months ended June 30, 2010, which was fully offset by the utilization of net operating loss carryforwards (“NOLs”). Even though NOLs have been utilized, the company’s remaining NOLs continue to have full valuation allowances. If in the future the company demonstrates a trend of taxable income and an expectation that it will utilize its deferred tax assets, some or all of the valuation allowance may be released through “Income tax expense” in the Condensed Consolidated Statements of Income. The company had approximately $97 million of U.S. federal and state valuation allowances as of June 30, 2010.

The company had approximately $215 million, $245 million and $220 million of valuation allowances as of June 30, 2010, December 31, 2009 and June 30, 2009, respectively, recorded for foreign and domestic deferred tax assets, primarily NOLs. The company reduced its valuation allowance by $10 million in the second quarter of 2010, substantially all as a result of utilizing U.S. federal and state deferred tax assets. For the six months ended June 30, 2010, the valuation allowance was reduced by approximately $30 million, of which approximately $18 million related to the utilization of U.S. federal and state deferred tax assets with the balance resulting principally from expirations of foreign NOLs. No income tax expense resulted from the gain on the sale of 51% of Just Fruit in a Bottle because sufficient foreign NOLs were in place and when those foreign NOLs were used, the related valuation allowance was also released.

In the ordinary course of business, there are many transactions and calculations where the ultimate income tax determination is uncertain. The company establishes reserves for income tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes, penalties and interest could be due. Provisions for and changes to these reserves, as well as the related interest and penalties, are included in “Income tax expense” in the Condensed Consolidated Statements of Income. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If the first step determines that tax position is “more-likely-than-not” to be sustained upon examination, the second step is to measure the tax position to determine the accrual to be recognized in the Condensed Consolidated Balance Sheet. At June 30, 2010, the company had unrecognized tax benefits of approximately $14 million, of which $11 million, if recognized, will impact the company’s effective tax rate. Interest and penalties included in income taxes were less than $1 million for each of the quarters ended June 30, 2010 and 2009. The cumulative interest and penalties included in the Condensed Consolidated Balance Sheet at June 30, 2010 were $7 million.

“Income tax expense” includes $1 million of benefits in both the second quarters of 2010 and 2009, due to the resolution of tax contingencies in various jurisdictions. “Income tax expense” includes $2 million and $8 million of benefits for the six months ended June 30, 2010 and 2009, respectively. The benefits in 2010 relate to a release of a foreign valuation allowance; in 2009, $4 million of benefits were from the sale of the company’s operations in the Ivory Coast. Both years included resolution of tax contingencies in various jurisdictions. During the next twelve months, it is reasonably possible that unrecognized tax benefits impacting the effective tax rate could be recognized as a result of the expiration of statutes of limitation in the amount of $4 million plus accrued interest and penalties.

Note 10 – Advertising and Promotion Expense

Advertising and promotion expense is included in “Selling, general and administrative” expenses and was $21 million and $14 million for the second quarters of 2010 and 2009, respectively, and $32 million and $20 million for the six months ended June 30, 2010 and 2009, respectively. Television advertising is expensed the first time an ad airs in each market and other types of advertising and promotion are expensed over the advertising and promotion period.

Note 11 – Stock-Based Compensation

Stock compensation expense totaled $5 million and $5 million for the second quarters of 2010 and 2009, respectively, and $9 million and $8 million for the six months ended June 30, 2010 and 2009, respectively. This expense relates primarily to the company’s long-term incentive program and restricted stock unit awards.

Note 12 – Comprehensive Income

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands)	2010	2009	2010	2009
Net income	$94,642	$88,923	$85,455	$112,092
Realization of cumulative translation adjustments[1]	—	—	—	(11,040)
Unrealized foreign currency translation gains (losses)	175	88	155	(603)
Change in fair value of available-for-sale investment	(360)	423	(170)	44
Change in fair value of derivatives	(873)	23,459	6,670	35,592
Realization of (gains) losses into net income from OCI	(8,791)	495	(14,601)	(431)
Pension liability adjustments	237	530	(3,336)	722

Comprehensive income	$85,030	$113,918	$74,173	$136,376

[1]	Realization of cumulative translation adjustments into net income from other comprehensive income resulting from the sale of operations in the Ivory Coast.

Note 13 – Segment Information

The company reports three business segments:

•	Bananas: The Banana segment includes the sourcing (purchase and production), transportation, marketing and distribution of bananas.

•

Salads and Healthy Snacks: The Salads and Healthy Snacks segment includes ready-to-eat, packaged salads, referred to in the industry as “value-added salads”; fresh vegetable and fruit ingredients used in foodservice; processed fruit ingredient products; and healthy snacking products, including Just Fruit in a Bottle (see Note 2).

•	Other Produce: The Other Produce segment includes the sourcing, marketing and distribution of whole fresh fruits and vegetables other than bananas.

The company does not allocate certain corporate expenses to the reportable segments; these expenses are included in “Corporate” or “Relocation of European headquarters.” Intercompany transactions between segments are eliminated.

Financial information for each segment follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands)	2010	2009	2010	2009

Net sales:
Bananas	$546,655	$556,621	$1,023,184	$1,041,692
Salads and Healthy Snacks	287,840	304,966	546,567	586,165
Other Produce	81,836	90,367	154,909	165,663

	$916,331	$951,954	$1,724,660	$1,793,520

Operating income (loss):
Bananas	$63,813	$95,765	$67,959	$139,621
Salads and Healthy Snacks	61,588	29,722	81,652	42,774
Other Produce	1,412	5,081	3,273	7,254
Corporate	(20,102)	(17,758)	(38,590)	(38,193)
Relocation of European headquarters	—	(4,139)	—	(9,228)

	$106,711	$108,671	$114,294	$142,228

Note 14 – Commitments and Contingencies

The company had accruals including accrued interest in the Condensed Consolidated Balance Sheets of $12 million, $12 million and $16 million at June 30, 2010, December 31, 2009 and June 30, 2009, respectively, related to the plea agreement with the U.S. Department of Justice described below. At June 30, 2010 and December 31, 2009, the company also had an accrual of $4 million related to the agreement in principle with plaintiffs’ counsel to settle the Colombia-related derivative lawsuits described below, a portion of which is expected to be recovered through insurance. As of June 30, 2010, the company determined that losses from the other contingent liabilities described below, while they may be material, are not probable and, therefore, no other amounts have been accrued. Regardless of their outcomes, the company has paid, and will likely continue to incur, significant legal and other fees to defend itself in these proceedings, which may have a significant impact on the company’s financial statements.

EUROPEAN COMPETITION LAW INVESTIGATION

In June 2005, the company announced that its management had become aware that certain of its employees had shared pricing and volume information with competitors in Europe over many years in violation of European competition laws and company policies, and may have engaged in other conduct that did not comply with European competition laws or applicable company policies. The company promptly stopped the conduct and notified the European Commission (“EC”) and other regulatory authorities of these matters. In October 2008, the EC announced its final decision that, between 2000 and 2002, Chiquita and other competitors violated the EC Treaty’s ban on cartels and restrictive practices in eight European Union (“EU”) member states in Northern Europe by sharing certain information related to the setting of price quotes for bananas. Based on the company’s voluntary notification and the company’s continued cooperation in the investigation, the EC granted the company final immunity from fines related to this matter.

As previously disclosed, following the announcement of that decision, the EC has also continued to investigate certain alleged conduct in southern Europe. The company believes that it has cooperated with that investigation, under the terms of the EC’s previous grant of conditional immunity. In connection with that investigation, in December 2009, the company received a Statement of Objections (“SO”) from the EC in relation to certain past activities alleged to have occurred during the approximately 18-month period from July 2004 to January 2006. An SO is a confidential procedural document whereby the EC communicates its preliminary view in relation to a possible infringement of EU competition laws and other related matters, and allows the companies identified in the document to present arguments in response. The EC has also expressed a preliminary view questioning the granting of immunity or leniency with respect to the matters set forth in the SO. The company filed its response to the SO with the EC, and a hearing was held in June 2010. A final decision from the EC is expected later this fall. The company continues to believe that it should be entitled to immunity.

If the EC were ultimately to determine to proceed with a decision in this case and to take the position in any such decision that the company is not entitled to immunity, then the EC can seek to impose fines on the company, which, if imposed, could be substantial. Under its existing fining guidelines, the EC has significant discretion in determining the amount of any fine, subject to a maximum amount equal to 10% of a company’s worldwide revenue attributable to all of its products for the fiscal year prior to the year in which the fine is imposed. As such, if the EC were to impose a fine, it is possible the fine could have a material adverse impact on the company’s consolidated financial results in the particular reporting period in which imposed and, depending on the size of the fine and the company’s success in challenging it, a material adverse effect on the company’s consolidated financial position. A decision regarding the matters referenced in the SO will not be taken by the EC until the close of the administrative procedure. Other than the potential imposition of fines, as described above, the company does not believe that the reporting of these matters or the cessation of the conduct has had or should in the future have any material adverse effect on the regulatory or competitive environment in which it operates.

COLOMBIA-RELATED MATTERS

DOJ Settlement. As previously disclosed, in March 2007, the company entered into a plea agreement with the U.S. Department of Justice (“DOJ”) relating to payments made by the company’s former Colombian subsidiary to a Colombian paramilitary group designated under U.S. law as a foreign terrorist organization. The company had previously voluntarily disclosed these payments to the DOJ as having been made by its Colombian subsidiary to protect its employees from risks to their safety if the payments were not made. Under the terms of the plea agreement, the company pled guilty to one count of Engaging in Transactions with a Specially-Designated Global Terrorist Group without having first obtained a license from the U.S. Department of Treasury’s Office of Foreign Assets Control. The company agreed to pay a fine of $25 million, payable in five equal annual installments with interest. In September 2007, the U.S. District Court for the District of Columbia approved the plea agreement. The DOJ had earlier announced that it would not pursue charges against any current or former company executives. Pursuant to customary provisions in the plea agreement, the Court placed the company on corporate probation for five years, during which time the company and its subsidiaries must not violate the law and must implement and/or maintain certain business processes and compliance programs; violation of these requirements could result in setting aside the principal terms of the plea agreement, including the amount of the fine imposed. The company recorded a charge of $25 million in 2006 and paid the first three $5 million annual installments in September 2007, 2008 and 2009, respectively. Of the remaining $10 million liability at June 30, 2010, $5 million due within one year is included in “Accrued liabilities” and $5 million due thereafter is included in “Other liabilities” on the Condensed Consolidated Balance Sheet. Interest is payable with the final payment.

United States Tort Lawsuits. Between June 2007 and April 2010, seven lawsuits were filed against the company by Colombian nationals in U.S. federal courts. These lawsuits assert civil tort claims under various laws, including the Alien Tort Statute (“ATS”), 28 U.S.C. § 1350, the Torture Victim Protection Act, 28 U.S.C. § 1350 note, and state laws. The plaintiffs in all seven lawsuits, either individually or as members of a putative class, claim to be persons injured, or family members or legal heirs of individuals allegedly killed or injured, by armed groups that received payments from the company’s former Colombian subsidiary. The plaintiffs claim that, as a result of such payments, the company should be held legally responsible for the alleged injuries. At present, claims are asserted on behalf of over 2,000 alleged victims in the seven suits; plaintiffs’ counsel have indicated that they may add claims for additional victims to the litigation. Six of the suits seek unspecified compensatory and punitive damages, as well as attorneys’ fees and costs, and one of these also seeks treble damages and disgorgement of profits, although it does not explain the basis for those demands. The other suit contains a specific demand of $10 million in compensatory damages and $10 million in punitive damages for each of the several hundred alleged victims in that suit. The seven ATS lawsuits have been centralized in the U.S. District Court for the Southern District of Florida for consolidated or coordinated pretrial proceedings (“MDL Proceeding”). The company believes the plaintiffs’ claims are without merit and is defending itself vigorously.

Between March 2008 and April 2010, three additional tort lawsuits were filed against the company. The plaintiffs in these lawsuits are American citizens who allege that they were kidnapped and held hostage by an armed group in Colombia, or that they are the survivors of American nationals kidnapped and/or killed by the same group in Colombia. Similar to the ATS lawsuits described above, the plaintiffs contend that the company should be held liable because its former Colombian subsidiary allegedly provided material support to the armed group. The plaintiffs in these cases assert civil claims under the Antiterrorism Act (“ATA”), 18 U.S.C. § 2331, et seq., and state tort laws. These three ATA suits seek unspecified compensatory damages, treble damages, attorneys’ fees and costs and punitive damages. Two of the three lawsuits have been centralized in the U.S. District Court for the Southern District of Florida with the other similar cases pending in the MDL Proceeding; the company is seeking to transfer the remaining ATA lawsuit to the MDL Proceeding as well. The company believes the plaintiffs’ claims are without merit and is defending itself vigorously.

Although the company previously filed motions to dismiss five of the ATS lawsuits, the court issued an order permitting plaintiffs to amend their complaints as a matter of course by late February 2010; plaintiffs in all five ATS actions filed amended complaints by the specified date. The company filed a consolidated motion to dismiss the five amended ATS complaints in April 2010. The company has also filed motions to dismiss the two most recently filed ATS lawsuits and to dismiss the three ATA actions. In February 2010, the motion to dismiss one of the ATA actions, Julin v. Chiquita Brands International, Inc., was granted in part and denied in part. The company believes it has strong defenses to the remaining claims in that case. There has been no decision on Chiquita’s motions to dismiss the two remaining ATA actions.

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

A trial with respect to defense cost-related issues was held in May 2010 involving the only remaining non-settling issuer, National Union; following post-trial briefing, the Court will hear closing arguments in September 2010. The Court has scheduled a trial with respect to the number of occurrences dispute, also involving National Union, for November 2010.

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

Civil customs proceedings in an aggregate amount of €14 million ($18 million) plus interest are pending against Chiquita Italia in four Italian jurisdictions, Genoa, Trento, Aosta and Alessandria (for €7 million, €5 million, €2 million, and €0.4 million, respectively, plus interest). The Aosta case is still at the trial level; in the Genoa case, Chiquita Italia won at the trial level, but lost on appeal; in the Trento and Alessandria cases, Chiquita Italia lost at the trial level. Chiquita Italia has appealed the Genoa, Trento and Alessandria decisions to the next higher court (in the case of Genoa, to the Court of Cassation, which is the highest level of appeal in Italy); each level of appeal involves a review of the facts and law applicable to the case and the appellate court can render a decision that disregards or substantially modifies the lower court’s opinion. The Aosta, Trento and Alessandria cases also have been stayed pending the resolution of a case brought by Socoba in the court of first instance of Rome (in which Chiquita Italia has intervened voluntarily) on the issue of whether the licenses used by Socoba should be regarded as genuine in view of the apparent inability to distinguish between genuine and forged licenses. A hearing in the Rome case took place in May 2010 and a decision is expected later in 2010 or early 2011. Separately, there are criminal proceedings pending against certain individuals alleged to have been involved in these transactions and, in one of those proceedings, a claim has been filed seeking to obtain a civil recovery against Chiquita Italia for damages, should there ultimately be a criminal conviction and a finding of damages against the individuals. Chiquita believes it has meritorious defenses against all of the claims described above and is defending itself vigorously.

Under Italian law, the amounts claimed in the Trento, Alessandria and Genoa cases have become due and payable notwithstanding the pending appeals and stays of proceedings. In March 2009, Chiquita Italia began to pay the amounts due in the Trento and Alessandria cases, €7 million ($9 million), including interest, in 36 monthly installments. In the Genoa case, Chiquita Italia began making monthly installment payments in March 2010 under a similar arrangement for the amount due of €13 million ($16 million), including interest, but for procedural reasons, this payment obligation was temporarily suspended. If Chiquita Italia ultimately prevails in its appeals, all amounts paid will be reimbursed with interest.

2004-2006 Cases. In early March 2008, Chiquita Italia was required to provide documents and information to the Italian fiscal police at its offices in Rome in connection with a criminal investigation into imports of bananas by Chiquita Italia during 2004-2005, and the payment of customs duties on these imports. The focus of the investigation was on the importation process used by Chiquita to sell bananas to holders of some types of import licenses, which holders in turn imported the bananas and resold them to Chiquita Italia. The company believes that all of the transactions under investigation were legitimate under both Italian and EU law at all times, that the types of transactions under investigation were widely accepted by competent authorities across the EU and by the EC, and that all of the underlying import transactions were entirely genuine. The Italian prosecutors are pursuing this matter. If criminal liability is ultimately determined, Chiquita Italia could be civilly liable for damages, including applicable duties, taxes and penalties. The investigation also challenged the involvement of a Bermuda corporation in the importation of bananas; this could result in liability for additional taxes and penalties. In December 2009, prior to expiration of the statute of limitations for the 2004 tax year, Chiquita Italia received an assessment from the tax authorities for 2004 in an amount of approximately €20 million ($24 million), plus interest and penalties, covering all of the above potential claims. Chiquita Italia filed an appeal to object to this assessment in May 2010 and continues to believe that it has acted properly and that the transactions for which it received the assessment were reported appropriately; it is vigorously defending all of the transactions at issue.

CONSUMPTION TAX REFUND

In March 2008, the company received a favorable decision from a court in Rome, Italy for the refund of additional consumption taxes paid between 1980 and 1990. The Italian Finance Administration did not appeal the decision prior to May 2009, when their right to appeal expired. In the second quarter of 2010, the company recognized other income of €3 million ($3 million) upon receipt of €1 million ($1 million) principal portion and recorded a €2 million ($2 million) receivable for the related statutory amount of interest on the principal. The company has a number of other similar claims pending in different Italian jurisdictions and any gains that may occur will be recognized as the related gain contingencies are resolved. The March 2008 Rome ruling has no binding effect on the claims in other jurisdictions, which may take years to resolve.

Note 15 – European Headquarters Relocation

During the fourth quarter of 2008, the company committed to relocate its European headquarters from Belgium to Switzerland to optimize its long-term tax structure. The relocation, which was complete at December 31, 2009, affected approximately 100 employees who were required to continue providing services until specified termination dates in order to be eligible for a one-time termination benefit. Employees in sales offices, ports and other field offices throughout Europe were not affected. In connection with the relocation, the company incurred aggregate costs of $19 million through June 30, 2010, including approximately $11 million of one-time termination benefits and approximately $8 million of relocation, recruiting and other costs. Expense for one-time termination benefits was accrued over each individual’s required service period. Relocation and recruiting costs were expensed as incurred. The company expects that most of the remaining accruals will be paid in 2010.

A reconciliation of the accrual for the relocation that is included in “Accrued liabilities” is as follows:

(In thousands)	One-Time Termination Costs	Relocation, Recruiting & Other Costs	Total
December 31, 2008	$3,884	$922	$4,806
Amounts expensed	4,763	326	5,089
Amounts paid	(1,364)	(855)	(2,219)
Currency translation	(164)	—	(164)

March 31, 2009	$7,119	$393	$7,512

Amounts expensed	2,237	1,902	4,139
Amounts paid	(5,912)	(1,986)	(7,898)
Currency translation	82	—	82

June 30, 2009	$3,526	$309	$3,835

December 31, 2009	$946	$170	$1,116
Amounts paid	(41)	(78)	(119)
Currency translation	(61)	—	(61)

March 31, 2010	$844	$92	$936

Amounts paid	(681)	(8)	(689)
Currency translation	(15)	—	(15)

June 30, 2010	$148	$84	$232

Note 16 – New Accounting Standards

New accounting standards that could significantly affect the company’s Condensed Consolidated Financial Statements are summarized as follows:

Issued	Description	Effective Date for Chiquita	Effect on Chiquita’s Consolidated Financial Statements
July 2010	Expands disclosures around financing receivables.	Prospectively beginning, December 31, 2010	Will expand disclosure.

January 2010	Clarified accounting requirements for the deconsolidation of a subsidiary or a group of assets and expanded the related disclosure. Deconsolidation occurs when the parent ceases to have a controlling interest and any resulting gain or loss is calculated as the fair value of the consideration received plus the fair value of any retained interest less the carrying value.	Retrospectively, beginning January 1, 2010.	Expanded disclosure. See Note 2.

January 2010	Expanded disclosures for fair value measurements.	Prospectively, beginning January 1, 2010.	Required disclosures included in Notes 6 and 7.

January 2010	Expanded disclosures for Level 3 fair value measurements to include purchases, sales, issuances and settlements.	Prospectively, beginning January 1, 2011.	Will expand disclosure.

June 2009	Amended the evaluation criteria to identify the primary beneficiary of a variable interest entity and required ongoing reassessments of whether the company is the primary beneficiary.	Prospectively, beginning January 1, 2010.	Expanded disclosure. See Note 2.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Second quarter and year-to-date 2010 results improved as a result of a $32 million gain on the sale of 51% of our Just Fruit in a Bottle business to Danone S.A. and the resulting deconsolidation of this subsidiary. We also experienced continued strong results in our North American banana and salads businesses, even as we invested in consumer marketing and innovation, although our salads business is expected to face negative year-over-year volume and pricing comparisons in the second half of 2010 due to prior retailer conversions to private label products. Additionally, in the second quarter of 2010, we recognized a $12 million receivable for the refund of European Union (“EU”) tariffs, which reduced tariff expense when tariffs on bananas imported into the EU from Latin America were reduced by €28 per metric ton retroactive to December 15, 2009. These benefits were offset by our European banana business. Lower average local pricing and volume in Core European markets (defined below) continued in the second quarter of 2010 despite a tightening industry supply as the second quarter progressed. The weakening of the euro compared to the U.S. dollar during the second quarter also produced unfavorable results as euro-denominated sales translated into fewer dollars.

Our results are subject to significant seasonal variations and interim results are not indicative of the results of operations for the full fiscal year. Our results during the third and fourth quarters are generally weaker than in the first half of the year due to increased availability of competing fruits and resulting lower banana prices, as well as seasonally lower consumption of salads in the fourth quarter. However, we expect that the year over year comparisons for the second half of 2010 will be favorable due to the improvements we have made to our banana and salads businesses, the restructuring of our purchased fruit portfolio to yield lower amounts of surplus fruit, lower tariffs in Europe and the completion of our Just Fruit in a Bottle joint venture with Danone S.A. For further description of our challenges and risks, see the Overview section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I – Item 1A – Risk Factors” in our 2009 Annual Report on Form 10-K and discussion below.

Operations

NET SALES

Net sales for the second quarter of 2010 were $916 million, down 4% from the second quarter of 2009. Net sales for the six months ended June 30, 2010 were $1.7 billion, down 4% from the year-ago period. The decrease was a result of lower average local pricing and volume in the Core European markets and lower North American retail value-added salad volume. Sales of bananas in North America increased slightly due to higher pricing and volume.

OPERATING INCOME

Operating income was $107 million and $109 million for the second quarters of 2010 and 2009, respectively, and $114 million and $142 million for the six months ended June 30, 2010 and 2009, respectively. As described in more detail below, the second quarter of 2010 included a $32 million gain on the deconsolidation and sale of 51% of Just Fruit in a Bottle, and a $12 million reduction of “Cost of sales” from recognizing a receivable for retroactively reduced tariffs on the import of bananas into the EU from Latin America. Additionally, “Selling, general and administrative” expenses have remained flat despite increases in advertising and promotion expense of $7 million and $12 million for the quarter and six months ended June 30, 2010, respectively, compared to the same periods of 2009. Higher banana sourcing and logistics costs and lower average local European banana pricing and volume for the quarter and six months ended June 30, 2010 compared to the same periods in 2009 offset these improvements.

REPORTABLE SEGMENTS

We report three business segments: Bananas; Salads and Healthy Snacks; and Other Produce. Segment descriptions and results can be found in Note 13 to the Condensed Consolidated Financial Statements. We do not allocate certain corporate expenses to the reportable segments; these expenses are included in “Corporate” or “Relocation of European headquarters.” Intercompany transactions between segments are eliminated.

BANANA SEGMENT – SECOND QUARTER

Net sales for the segment were $547 million and $557 million for the second quarters of 2010 and 2009, respectively, due to lower average local pricing and volume in Core Europe (defined below) and the Mediterranean and Middle East, and lower European exchange rates. Prior to the August 2009 sale of our equity method investment in the Chiquita-Unifrutti joint venture (“Asia JV”), most sales in the Middle East were through the Asia JV and were included in our Condensed Consolidated Statements of Income as part of “Equity in earnings of investees”; after the sale of the Asia JV, sales to the Middle East are included in “Net sales.” See Note 2 to the Condensed Consolidated Financial Statements for more information about the Asia JV.

Operating income for the segment was $64 million and $96 million for the second quarters of 2010 and 2009, respectively. In the second half of 2010, and particularly in the fourth quarter, we expect lower amounts of surplus bananas sold at a loss in Mediterranean markets compared to 2009 as a result of restructuring our banana purchase contracts.

Banana segment operating income for the second quarter declined due to:

•	$34 million of higher sourcing and logistics costs, including $3 million in fuel hedging costs.

•	$21 million from lower local pricing in Core Europe and Mediterranean markets driven by depressed economic conditions and increased industry supply.

•	$6 million of lower results in Asia, which were previously included in equity in earnings of the Asia JV.

•	$6 million from incremental marketing investment.

•	$3 million from lower average European exchange rates, after $10 million in favorable currency hedging results.

These items were partly offset by:

•	$14 million from the reduction in European tariff costs, including $12 million retroactive to December 15, 2009.

•	$13 million from higher pricing in North America.

•	$6 million from the absence of temporary incremental costs incurred in 2009 related to flooding in Panama and Costa Rica in the fourth quarter of 2008.

•	$2 million from higher volume in North America.

The percentage changes in our banana prices in 2010 compared to 2009 were as follows:

	Q2	YTD
North America [1]	6.3%	5.2%

Core Europe: [2]
U.S. dollar basis [3]	(11.4)%	(8.6)%
Local currency	(6.6)%	(8.4)%

Mediterranean and Middle East	(4.3)%	(8.5)%

Our banana sales volumes4 (in 40-pound box equivalents) were as follows:

(In millions, except percentages)	Q2 2010	Q2 2009	% Change	YTD 2010	YTD 2009	% Change
North America	16.6	16.1	3.1%	31.5	31.2	1.0%
Europe and the Middle East:
Core Europe [2]	11.2	11.8	(5.1)%	21.5	23.6	(8.9)%
Mediterranean and Middle East [5]	4.9	4.8	2.1%	9.9	8.1	22.2%

[1]	North America pricing includes fuel-related and other surcharges.
[2]	Core Europe includes the 27 member states of the European Union, Switzerland, Norway and Iceland. Bananas are primarily sold in euros in Core Europe.
[3]	Prices on a U.S. dollar basis exclude the impact of hedging.
[4]	Volume sold includes all banana varieties, such as Chiquita to Go, Chiquita minis, organic bananas and plantains.
[5]	Mediterranean markets are mainly European and Mediterranean countries that do not belong to the European Union. Prior period figures include reclassifications for comparative purposes.

The average spot and hedged euro exchange rates were as follows:

(Dollars per euro)	Q2 2010	Q2 2009	% Change	YTD 2010	YTD 2009	% Change
Euro average exchange rate, spot	$1.28	$1.35	(5.2)%	$1.34	$1.33	0.8%
Euro average exchange rate, hedged	1.33	1.34	(0.7)%	1.37	1.35	1.5%

We have entered into euro put option contracts to reduce the negative cash flow and earnings effects that any significant decline in the value of the euro would have on the conversion of euro-based revenue into U.S. dollars. Put options, which require an upfront premium payment, can reduce these risks without limiting the benefit of a stronger euro. Call options reduce our net option premium expense, but could also limit the benefit received from a stronger euro. Foreign currency hedging benefits included in the Condensed Consolidated Statements of Income were $8 million compared to costs of $2 million for the second quarters of 2010 and 2009, respectively. In order to minimize the volatility that changes in fuel prices could have on the operating results of our core shipping operations, we also enter into hedge contracts to lock in prices of future bunker fuel purchases. See Note 6 to the Condensed Consolidated Financial Statements for further information on our hedging instruments.

EU Banana Import Regulation

Since 2006, bananas imported into the European Union (“EU”) from Latin America, our primary source of fruit, were subject to a tariff of €176 per metric ton, while bananas imported from African, Caribbean, and Pacific sources have been, and continue to be, allowed to enter the EU tariff-free (since January 2008, in unlimited quantities). Following several successful legal challenges to this EU import arrangement in the World Trade Organization (“WTO”), the EU and 11 Latin American countries initialed the WTO “Geneva Agreement on Trade in Bananas” (“GATB”) in December 2009, under which the EU agreed to reduce tariffs on Latin American bananas in stages, starting with a new rate of €148 per metric ton in 2010 and ending with a rate of €114 per metric ton by 2017 or, at the latest, 2019. That same day, the EU also initialed a WTO agreement with the United States, under which it agreed not to reinstate WTO-illegal tariff quotas, quotas, or licenses on banana imports.

On June 9, 2010, the EU reduced its tariff to €148 per metric ton retroactively to December 15, 2009. In June 2010, we filed for refunds of the €28 per metric ton difference between tariffs paid at the former rate and the new effective rate for bananas imported between December 15, 2009 and June 9, 2010. Refund filings were required in each of the ports of entry and it may take several months to complete the refund procedures and receive refunds from each of these countries. In June 2010, we recognized a €10 million ($12 million) receivable in “Other receivables, net” and a reduction of tariff expense included in “Cost of sales” for these refunds; of this amount, €5 million ($6 million) relates to refunds of tariff expense incurred in the first quarter of 2010. In the meantime, the WTO agreements must still be ratified by the European Parliament before the tariff cuts also become enforceable in the WTO.

We expect the initial €28 per metric ton reduction in the tariff will result in approximately $13 million of reduced tariff costs for us in the second half of 2010; however, any net benefit from these reductions will depend on competitive dynamics and pricing effects in the market. We expect to benefit more than other competitors because we sell more bananas subject to the tariff than any of our competitors in Europe.

In another regulatory development, the EU concluded a free trade area (“FTA”) agreement with Colombia and Peru in March 2010, and a FTA with the Central American countries and Panama in May 2010. Under both FTA agreements, the EU committed to reduce its banana tariff to €75 per metric ton by 2020 for specified volumes of banana exports from each of the FTA countries. The agreements will need to be approved by the European Council, and ratified by the European Parliament and Latin American legislatures, before they take effect. There is no way of knowing when, or whether, one or both of these FTAs will be implemented, and what, if any, affect they will have on our operations.

SALADS AND HEALTHY SNACKS SEGMENT – SECOND QUARTER

Net sales for the segment were $288 million and $305 million for the second quarters of 2010 and 2009, respectively. The decline in sales was due to lower volume in retail value-added salads as some customers have continued to convert some of their volume to private label, especially in lower-priced products. As a result of these conversions, we expect our volume comparisons through the second half of 2010 to be lower than the prior year period.

Operating income for the segment was $62 million and $30 million for the second quarters of 2010 and 2009, respectively. The improvement was due to the $32 million gain on the deconsolidation and sale of 51% of Just Fruit in a Bottle, described further below. The results of the North American salads business remained strong as cost improvements offset volume declines from continuing expansion of private label products. Also in the fourth quarter of 2009, we began a national advertising campaign for our value-added salads after test markets showed sales increases of Fresh Express branded salads after advertising. We expect to continue the national advertising throughout 2010. We will continuously measure the effectiveness of this advertising and have the flexibility to modify our investment in advertising and promotion one quarter in advance.

On May 25, 2010, we sold 51% of the Just Fruit in a Bottle business to Danone S.A. for €15 million ($18 million) and deconsolidated Just Fruit in a Bottle, accounting for our remaining 49% investment using the equity method. The sale and deconsolidation resulted in the creation of the Danone Chiquita Fruits SAS (“Danone JV”), which is a joint venture intended to develop, manufacture, and sell packaged fruit juices and fruit smoothies in Europe. The gain on the deconsolidation and sale of Just Fruit in a Bottle was $32 million, which includes a gain of $15 million from remeasuring our 49% retained investment in Just Fruit in a Bottle to its fair value of $16 million on the closing date. The fair value of the equity method investment was a Level 3 measurement (see Note 7 to the Condensed Consolidated Financial Statements) based upon the consideration paid by Danone for 51% of the Danone JV including a discount for lack of control. As an equity method investment, our carrying value of the Danone JV is $18 million included in “Investment and other assets, net” on our Condensed Consolidated Balance Sheet at June 30, 2010, and the net results of the Danone JV are recognized in a single line, “Equity in earnings of investees” on the Condensed Consolidated Statements of Income. Sales of Just Fruit in a Bottle before entering into the Danone JV were $7 million in the second quarter of 2010 and $13 million in the six months ended June 30, 2010. Just Fruit in a Bottle sales were $8 million in the second quarter of 2009, $14 million in the six months ended June 30, 2009 and $26 million for the full year 2009. Operating losses incurred in the expansion of Just Fruit in a Bottle before entering into the Danone JV were $1 million in the second quarter of 2010 and $3 million in the six months ended June 30, 2010. This compares to operating losses from Just Fruit in a Bottle of $6 million in the second quarter of 2009, $9 million in the six months ended June 30, 2009 and $22 million in the full year 2009.

Salads and Healthy Snacks segment operating results for the second quarter improved due to:

•	$32 million gain on the deconsolidation and sale of 51% of Just Fruit in a Bottle.

•	$7 million of lower costs primarily from improved network efficiencies.

•	$5 million in lower operating loss from Just Fruit in a Bottle.

•	$4 million in lower selling, general, administrative and innovation costs.

•	$3 million in favorable pricing in North American Salads and Healthy Snacks.

These items were partly offset by:

•	$8 million from reduction of volume in Salads and Healthy Snacks.

•	$6 million of higher commodity inputs, such as fuel and packaging material costs.

•	$4 million from incremental marketing investment.

Volume and pricing for Fresh Express-branded retail value-added salads was as follows:

(In millions, except percentages)	Q2 2010	Q2 2009	% Change	YTD 2010	YTD 2009	% Change
Volume	15.1	17.1	(11.7)%	29.4	33.2	(11.4)%
Pricing			0.7%			0.5%

OTHER PRODUCE SEGMENT – SECOND QUARTER

Net sales for the segment were $82 million and $90 million in the second quarters of 2010 and 2009, respectively. Operating income for the segment was $1 million and $5 million in the second quarters of 2010 and 2009, respectively. Seasonal advances to growers of other produce were $72 million and $79 million, net of allowances, at June 30, 2010 and 2009, respectively, of which $12 million and less than $1 million, respectively, are classified as long-term in “Investments and other assets, net.” Seasonal advances are generally repaid as produce is sold and typically peak in the first half of the year. Of the total seasonal advances, $46 million (including $11 million classified as long-term) and $41 million were made to a large cooperative of growers in Chile at June 30, 2010 and 2009, respectively.

BANANA SEGMENT – YEAR-TO-DATE

Net sales for the segment were $1.0 billion and $1.0 billion for the six months ended June 30, 2010 and 2009, respectively. Higher pricing and volume in North America offset lower average local pricing and volume in European and Mediterranean markets.

Operating income for the segment was $68 million and $140 million for the six months ended June 30, 2010 and 2009, respectively.

Banana segment operating income for the six-month period declined due to:

•	$55 million from lower local pricing in Core Europe and Mediterranean markets driven by harsh winter weather and depressed economic conditions and increased industry supply.

•	$46 million of higher sourcing and logistics costs, net of $6 million improvement in fuel hedging results.

•	$8 million of lower results in Asia, which were previously included in equity in earnings of the Asia JV.

•	$8 million from lower volume in Core Europe on soft demand and the 2009 exit of low-margin contracts, primarily in the U.K.

•	$7 million from incremental marketing investment.

•	$4 million from the absence of the 2009 gain on the sale of operations in the Ivory Coast.

•	$2 million from lower average European exchange rates, after $5 million in favorable currency hedging results.

These items were partly offset by:

•	$23 million from the absence of temporary incremental costs incurred in 2009 related to flooding in Panama and Costa Rica in the fourth quarter of 2008.

•	$20 million from higher pricing in North America.

•	$13 million from the reduction in European tariff costs, including $12 million retroactive to December 15, 2009.

Information on the company’s banana pricing and volume for the six months ended June 30, 2010 and 2009 is included in the Banana Segment – Second Quarter section above.

Foreign currency hedging benefits included in the Condensed Consolidated Statements of Income were $9 million and $4 million for the six months ended June 30, 2010 and 2009, respectively. Information on average spot and hedge euro exchange rates are included in the Banana Segment – Second Quarter section above.

SALADS AND HEALTHY SNACKS SEGMENT – YEAR-TO-DATE

Net sales for the segment were $547 million and $586 million for the six months ended June 30, 2010 and 2009, respectively. The decline in sales was due to lower volume in retail value-added salads as some customers have continued to convert some of their volume to private label, especially in lower-priced products.

Operating income for the segment was $82 million and $43 million for the six months ended June 30, 2010 and 2009, respectively. The improvement was primarily due to a $32 million gain on the deconsolidation and sale of Just Fruit in a Bottle, described above.

Salads and Healthy Snacks segment operating results for the six-month period improved due to:

•	$32 million gain on the deconsolidation and sale of Just Fruit in a Bottle

•	$16 million of lower costs primarily from improved network efficiencies.

•	$6 million in lower selling, general, administrative and innovation costs.

•	$6 million in favorable pricing in North American Salads and Healthy Snacks.

•	$6 million in lower operating loss from Just Fruit in a Bottle.

These items were partly offset by:

•	$15 million from reduction of volume in Salads and Healthy Snacks.

•	$8 million from incremental marketing investment.

•	$7 million of higher commodity inputs, such as fuel and packaging material costs.

OTHER PRODUCE SEGMENT – YEAR-TO-DATE

Net sales for the segment were $155 million and $166 million in the six months ended June 30, 2010 and 2009, respectively. Operating income for the segment was $3 million and $7 million for the six months ended June 30, 2010 and 2009, respectively.

CORPORATE AND EUROPEAN HEAQUARTERS RELOCATION

Corporate expenses were $20 million and $18 million for the second quarters of 2010 and 2009, respectively, and $39 million and $38 million for the six months ended June 30, 2010 and 2009, respectively. As described in Note 15 to the Condensed Consolidated Financial Statements, the European headquarters relocation was complete at December 31, 2009.

INTEREST

Interest expense was $14 million and $16 million for the second quarters of 2010 and 2009, respectively, and $29 million and $32 million for the six months ended June 30, 2010 and 2009, respectively. The decrease in interest expense primarily relates to reductions in debt. During 2009, we repurchased $38 million of our 7 1/2% and 8 7/8% Senior Notes in the open market as described in Note 5 to the Condensed Consolidated Financial Statements. We repurchased an additional $13 million in the first half of 2010.

INCOME TAXES

Our foreign operations are generally taxed at rates lower than the U.S. statutory rate, and our overall effective tax rate varies significantly from period to period due to the level and mix of income among various domestic and foreign jurisdictions. No U.S. taxes have been accrued on foreign earnings because such earnings have been or are expected to be permanently invested in foreign operations. We have not historically generated U.S. federal taxable income on an annual basis; however, we generated U.S. federal taxable income in 2009 and for the quarter and six months ended June 30, 2010, which was fully offset by the utilization of net operating loss carryforwards (“NOLs”). Even though NOLs have been utilized, our remaining NOLs continue to have full valuation allowances. If in the future we demonstrate a trend of taxable income and an expectation that we will utilize our deferred tax assets, some or all of the valuation allowance may be released through “Income tax expense” in the Condensed Consolidated Statements of Income. As of June 30, 2010, the company had approximately $97 million of U.S. federal and state valuation allowances. No income tax expense resulted from the gain on the sale of 51% of Just Fruit in a Bottle because sufficient foreign NOLs were in place and, when those foreign NOLs were used, the related valuation allowance was also released.

Income taxes were a net expense of $3 million and $5 million for the second quarters of 2010 and 2009, respectively, including gross income tax benefits of $1 million and $1 million, respectively. Income taxes were a net expense of $3 million and $1 million for the six months ended June 30, 2010 and 2009, respectively, including gross income tax benefits of $2 million and $8 million, respectively. The benefits in 2010 relate to a release of a foreign valuation allowance; in 2009, $4 million of benefits were from the sale of the company’s operations in the Ivory Coast. Both years included resolution of tax contingencies in various jurisdictions. See Note 9 to the Condensed Consolidated Financial Statements for further discussion of income taxes.

OTHER INCOME

During the quarter ended June 30, 2010, the company recognized $3 million ($2 million net of income tax) of other income from the refund of consumption taxes paid between 1980 and 1990.

DEFINED BENEFIT AND SEVERANCE PLANS

Our defined benefit plan and severance benefit obligations primarily relate to Central American benefits which, in accordance with local government regulations, are generally not funded until benefits are paid. Our combined domestic and foreign defined benefit and severance plan liability was $57 million, $52 million and $44 million at June 30, 2010, December 31, 2009 and June 30, 2009, respectively. The increase in the liability was primarily the result of changes in actuarial assumptions related to the Central American severance plans at the December 31, 2009 measurement date, including lower discount rates, higher pay rates linked to farm productivity improvements and a higher average age of the participants. We expect to contribute approximately $13 million, including discretionary contributions, to these plans in 2010 compared to $9 million in 2009. We had expense related to the defined benefit and severance plans of $3 million and $2 million in the second quarters of 2010 and 2009, respectively, and $6 million and $5 million for the six months ended June 30, 2010, and 2009, respectively.

Financial Condition – Liquidity and Capital Resources

At June 30, 2010, we had a cash balance of $139 million and no borrowings were outstanding under our revolving credit facility (“Revolver”) under which we had $128 million of credit available, after $22 million was used to support issued letters of credit. Annually, mandatory debt maturities are $20 million until 2014. We are in compliance with the financial covenants of our credit facility and expect to remain in compliance for more than twelve months from the date of this filing.

Cash provided by operations was $21 million and $107 million for the six months ended June 30, 2010 and 2009, respectively. Operating cash flow decreased from the first half of 2009 primarily due to lower operating income, excluding the “Gain on deconsolidation and sale of 51% of Just Fruit in a Bottle,” which is an investing activity, and higher working capital. A late start to the European summer in 2010 compared to the 2009 resulted in some seasonal timing differences in our working capital needs, which were partially offset by reductions in value added tax receivables. Operating cash flow also decreased $19 million due to changes we made to our banking arrangement in North America in April 2010 to improve our utilization of cash on hand. As a result, book overdrafts (outstanding checks) that had previously been reported in “Accounts payable” began to be reported as a reduction of “Cash and equivalents” in the second quarter of 2010 because of a change in the counterparties.

Cash flow from investing activities includes capital expenditures of $17 million and $22 million for the six months ended June 30, 2010 and 2009, respectively. Net of cash sold with the business, we received €14 million ($17 million) from the sale of 51% of the Just Fruit in a Bottle business to Danone and $18 million from the sale of an equity method investment in Coast Citrus Distributors. See Note 2 to the Condensed Consolidated Financial Statements for further details.

Cash used in financing activities in 2010 related to the open-market repurchase of $13 million principal amount of our Senior Notes and to the quarterly principal payments on our term loan. During the first half of 2010, we did not draw on the Revolver to fund normal seasonal working capital needs, whereas we borrowed $38 million in the first quarter of 2009 under the Revolver, which was fully repaid in the second quarter of 2009. See Note 5 of the Condensed Consolidated Financial Statements for further description of our debt agreements and financing activities.

As more fully described in Note 2 to the Condensed Consolidated Financial Statements, the 49% investment in the Danone JV requires that we provide further contributions proportional to our ownership interests, subject to annual and aggregate maximums. Without unanimous consent of the owners, our aggregate additional contributions to the Danone JV are limited to €22 million ($27 million) comprised of annual limits of €4 million in 2010, €9 million in 2011, €2 million in 2012 and €7 million in 2013, although amounts contributed below the annual maximum each year increase the maximum the following year. Under certain circumstances, we could elect not to contribute in amounts proportional to our ownership which would dilute our interest in the Danone JV. In June 2010, we contributed €2 million ($3 million) to the Danone JV for its operations; the amount contributed was proportional to our ownership.

As more fully described in Note 14 to the Condensed Consolidated Financial Statements, Chiquita Italia may be required to resume making monthly installment payments in 2010 for the amount due of €13 million ($16 million), including interest for amounts claimed, to preserve the right to appeal in the Genoa customs case. Monthly payments had begun in March 2010 but stopped in April 2010 for procedural reasons.

A subsidiary of the company has an approximately €15 million ($18 million) uncommitted credit line for bank guarantees used primarily for payments due under import licenses and duties in European Union countries. At June 30, 2010, we had an equal amount of cash equivalents in a compensating balance arrangement related to this uncommitted credit line.

Depending on fuel prices, we can have significant obligations under our bunker fuel hedging arrangements, although we would expect any liability from these arrangements to be offset by lower fuel costs. Our bunker fuel forward contracts were a liability of $10 million and $19 million at June 30, 2010 and June 30, 2009, respectively. The ultimate amount due or receivable will depend upon fuel prices at the dates of settlement. See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk” below and Note 6 to the Condensed Consolidated Financial Statements for further information about our hedging activities. We expect operating cash flows will be sufficient to cover our hedging obligations, if any.

We believe that our cash level, cash flow generated by operating subsidiaries and borrowing capacity will provide sufficient cash reserves and liquidity to fund our working capital needs, capital expenditures, debt service requirements, and other known cash needs. We face certain contingent liabilities which are described in Note 14 to the Condensed Consolidated Financial Statements; in accordance with generally accepted accounting practices, reserves have not been established for most of the items which are ongoing matters. It is possible that, in future periods, we could have to pay fines, penalties or damages with respect to one or more of these matters, the exact amount of which would be at the discretion of the applicable court or regulatory body. We presently expect that we would use existing cash resources to satisfy any such liabilities; however, depending on the size and timing of any such liability, it could have a material adverse effect on our financial position or results of operations and we could need to explore additional sources of financing, the availability and terms of which would be dependent on prevailing market and other conditions.

We have not made dividend payments since 2006, and any future dividends would require approval by the board of directors. Under the Credit Facility, CBL may distribute cash to CBII, the parent company, for routine CBII operating expenses, interest payments on CBII’s 7 1/2% and 8 7/8% Senior Notes and its Convertible Notes and payment of certain other specified CBII liabilities (“permitted payments”). CBL may distribute cash to CBII for other purposes, including dividends, if we are in compliance with the covenants and not in default under the Credit Facility. At June 30, 2010, distributions to CBII, other than for permitted payments, were limited to approximately $105 million annually.

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

See “Part II, Item 1 – Legal Proceedings” in this Quarterly Report on Form 10-Q and Note 14 to the Condensed Consolidated Financial Statements for a further description of legal proceedings and other risks.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009.

New Accounting Standards

See Note 16 to the Condensed Consolidated Financial Statements for information on relevant new accounting standards.

*     *     *     *     *

This quarterly report contains certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control, including: the customary risks experienced by global food companies, such as prices for commodity and other inputs, currency exchange rate fluctuations, industry and competitive conditions (all of which may be more unpredictable in light of continuing uncertainty in the global economic environment), government regulations, food safety issues and product recalls affecting the company or the industry, labor relations, taxes, political instability and terrorism; unusual weather events, conditions or crop risks; access to and cost of financing; and the outcome of pending litigation and governmental investigations involving us, as well as the legal fees and other costs incurred in connection with such items.

The forward-looking statements speak as of the date made and are not guarantees of future performance. Actual results or developments may differ materially from the expectations expressed or implied in the forward-looking statements, and we undertake no obligation to update any such statements.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Management – Financial Instruments” in our 2009 Annual Report on Form 10-K. As of June 30, 2010, the only material changes from the information presented in the Form 10-K are contained in the information provided below.

HEDGING INSTRUMENTS

Our products are distributed in nearly 80 countries. International sales are made primarily in U.S. dollars and major European currencies. We reduce currency exchange risk from sales originating in currencies other than the U.S. dollar by exchanging local currencies for dollars promptly upon receipt. We further reduce our currency exposure for these sales by purchasing hedging instruments (principally euro put option contracts) to hedge the dollar value of our estimated net euro cash flow exposure up to 18 months into the future. These put option contracts allow us to exchange a certain amount of euros for U.S. dollars at either the exchange rate in the option contract or the spot rate. At July 27, 2010, we had hedging coverage for approximately one-half of our expected net exposure for the remainder of 2010 at a rate of $1.32 per euro. We also have €67 million notional amount of sold call options with a strike rate of $1.44 per euro outstanding for 2010, which could result in a loss if the euro currency rates exceed the strike price. However, we expect that any loss on these contracts would be more than offset by an increase in the dollar realization of the underlying sales denominated in foreign currencies.

Our shipping operations are exposed to the risk of rising fuel prices. To reduce the risk of rising fuel prices, we enter into bunker fuel forward contracts (swaps) that allow us to lock in fuel prices up to three years in the future. Bunker fuel forward contracts can offset increases in market fuel prices or can result in higher costs from declines in market fuel prices, but in either case reduce the volatility of changing fuel prices in our results. At July 27, 2010, we had hedging coverage for approximately three-fourths of our expected fuel purchases through 2011 at average bunker fuel swap rates of $515 and $439 per metric ton in 2010 and 2011, respectively, hedging coverage for approximately one-half of our expected fuel purchases in 2012 at average bunker fuel swap rates of $457 per metric ton and hedging coverage for approximately one-quarter of our expected fuel purchases in the first six months of 2013 at average bunker fuel swap rates of $469 per metric ton.

We carry hedging instruments at fair value on our Condensed Consolidated Balance Sheets, with potential gains and losses deferred to the extent that the hedges are effective in “Accumulated other comprehensive loss” until the hedged transaction occurs (the euro sale or fuel purchase to which the hedging instrument was intended to apply). The fair value of the foreign currency options and bunker fuel forward contracts was a net asset of $6 million and $13 million and a net liability of less than $1 million at June 30, 2010, December 31, 2009 and June 30, 2009, respectively. A hypothetical 10% increase in the euro currency rates would have resulted in a decline in fair value of the euro put and call options of approximately $12 million at June 30, 2010. However, we expect that any loss on these put and call options would be more than offset by an increase in the dollar realization of the underlying sales denominated in foreign currencies. A hypothetical 10% decrease in bunker fuel rates would result in a decline in fair value of the bunker fuel forward contracts of approximately $22 million at June 30, 2010. However, we expect that any decline in the fair value of these contracts would be offset by a decrease in the cost of underlying fuel purchases.

See Note 6 to the Condensed Consolidated Financial Statements for additional discussion of our hedging activities. See Note 7 to the Condensed Consolidated Financial Statements for additional discussion of fair value measurements, as it relates to our hedging instruments.

DEBT INSTRUMENTS

We are exposed to interest rate risk on our variable rate debt, which is primarily the outstanding balance under our Credit Facility. We had approximately $175 million of variable rate debt at June 30, 2010 (see Note 5 to the Condensed Consolidated Financial Statements). A 1% change in interest rates would result in a change to interest expense of approximately $2 million annually.

We have $534 million principal balance of fixed-rate debt, which includes the 7 1/2% Senior Notes due 2014, the 8 7/8% Senior Notes due 2015 and the 4.25% Convertible Senior Notes due 2016. The $200 million principal balance of the Convertible Notes is greater than their $131 million carrying value due to the accounting standards for convertible notes such as ours that are described in Note 5 to the Condensed Consolidated Financial Statements. Although the Condensed Consolidated Balance Sheets do not present debt at fair value, a hypothetical 0.50% increase in interest rates would have resulted in a decline in the fair value of our fixed-rate debt of approximately $11 million at June 30, 2010.

Item 4 – Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Chiquita maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic filings with the SEC is (a) accumulated and communicated to the company’s management in a timely manner and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of June 30, 2010, an evaluation was carried out by Chiquita’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of that date.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The company also maintains a system of internal accounting controls, which includes internal control over financial reporting, that is designed to provide reasonable assurance that the company’s financial records can be relied upon for preparation of its consolidated financial statements in accordance with generally accepted accounting principles in the United States and that its assets are safeguarded against loss from unauthorized use or disposition. Based on an evaluation by Chiquita’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, during the quarter ended June 30, 2010, there were no changes in the company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect, Chiquita’s internal control over financial reporting.

PART II - Other Information

Item 1 – Legal Proceedings

The information included in Note 14 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q is incorporated by reference into this Item.

Item 6 – Exhibits

Exhibit 10.1 – Chiquita Stock and Incentive Plan as amended through March 31, 2010 (Appendix A to definitive Proxy Statement for 2010 Annual Meeting of Shareholders, filed as part of Schedule 14A on April 13, 2010)

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

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

July 30, 2010