Form 10-Q
period 2010-09-30
CHIQUITA BRANDS INTERNATIONAL INC
filed 2010-11-03
CIK 101063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 28, 2010, there were 45,182,050 shares of Common Stock outstanding.

CHIQUITA BRANDS INTERNATIONAL, INC.

PART I - Financial Information

Item 1 - Financial Statements

CHIQUITA BRANDS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per share amounts)

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
	2010	2009	2010	2009
Net sales	$729,706	$797,471	$2,454,366	$2,590,991

Operating expenses
Cost of sales	630,436	665,620	2,074,862	2,121,571
Selling, general and administrative	75,634	90,658	246,737	261,946
Depreciation	13,394	13,385	37,284	39,263
Amortization	2,348	2,573	7,495	7,721
Gain on deconsolidation and sale of 51% of Just Fruit in a Bottle	—	—	(32,497)	—
Equity in losses (earnings) of investees	1,559	(83)	(144)	(16,284)
Relocation of European headquarters	—	2,032	—	11,260

	723,371	774,185	2,333,737	2,425,477

Operating income	6,335	23,286	120,629	165,514

Interest income	1,357	1,703	4,429	4,173
Interest expense	(14,235)	(15,329)	(42,847)	(47,335)
Other (expense) income	(2,905)	(179)	364	(179)

Income (loss) from continuing operations before income taxes	(9,448)	9,481	82,575	122,173
Income tax (expense) benefit	1,000	(4,400)	(2,300)	(5,000)

Income (loss) from continuing operations	(8,448)	5,081	80,275	117,173

Loss from discontinued operations, net of income taxes	—	—	(3,268)	—

Net income (loss)	$(8,448)	$5,081	$77,007	$117,173

Earnings (loss) per common share - basic:
Continuing operations	$(0.19)	$0.11	$1.78	$2.63
Discontinued operations	—	—	(0.07)	—

	$(0.19)	$0.11	$1.71	$2.63

Earnings (loss) per common share - diluted:
Continuing operations	$(0.19)	$0.11	$1.75	$2.58
Discontinued operations	—	—	(0.07)	—

	$(0.19)	$0.11	$1.68	$2.58

See Notes to Condensed Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share amounts)

	September 30, 2010	December 31, 2009	September 30, 2009
ASSETS

Current assets:
Cash and equivalents	$182,463	$121,369	$176,203
Trade receivables (less allowances of $10,462, $9,619 and $10,131)	297,303	290,083	287,577
Other receivables, net	128,993	157,640	154,124
Inventories	203,429	212,893	205,471
Prepaid expenses	37,221	36,728	33,403
Other current assets	2,352	8,212	—

Total current assets	851,761	826,925	856,778
Property, plant and equipment, net	330,353	335,528	319,918
Investments and other assets, net	157,241	131,877	133,577
Trademarks	449,085	449,085	449,085
Goodwill	176,584	176,584	176,584
Other intangible assets, net	117,331	124,827	127,400

Total assets	$2,082,355	$2,044,826	$2,063,342

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt of subsidiaries	$20,057	$17,607	$15,147
Accounts payable	263,466	295,572	279,750
Accrued liabilities	154,518	158,746	159,126

Total current liabilities	438,041	471,925	454,023
Long-term debt of parent company	466,221	473,406	483,649
Long-term debt of subsidiaries	150,031	165,056	170,145
Accrued pension and other employee benefits	71,630	65,812	56,811
Deferred gain – sale of shipping fleet	52,217	63,246	67,037
Deferred tax liabilities	104,876	105,094	103,209
Other liabilities	58,303	39,984	64,426

Total liabilities	1,341,319	1,384,523	1,399,300

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value (45,165,530, 44,817,833 and 44,727,150 shares outstanding, respectively)	452	448	447
Capital surplus	813,384	809,984	806,912
Accumulated deficit	(56,263)	(133,270)	(106,588)
Accumulated other comprehensive loss	(16,537)	(16,859)	(36,729)

Total shareholders’ equity	741,036	660,303	664,042

Total liabilities and shareholders’ equity	$2,082,355	$2,044,826	$2,063,342

See Notes to Condensed Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

(In thousands)

	Nine Months Ended Sept. 30,
	2010	2009
Cash (used) provided by:
OPERATIONS
Net income	$77,007	$117,173
Loss from discontinued operations	3,268	—
Depreciation and amortization	44,779	46,984
Gain on deconsolidation and sale of 51% of Just Fruit in a Bottle	(32,497)	—
Loss on debt extinguishment, net	246	179
Amortization of discount on Convertible Notes	5,630	4,987
Equity in earnings of investees	(144)	(16,284)
Amortization of gain on sale of the shipping fleet	(11,029)	(11,373)
Changes in current assets and liabilities and other	529	22,531

Operating cash flow	87,789	164,197

INVESTING
Capital expenditures	(33,082)	(39,220)
Net proceeds from sales of:
51% of Just Fruit in a Bottle, net of $1,396 cash included in the net assets of Just Fruit in a Bottle on the date of sale	16,882	—
Equity method investment	17,500	—
Asia joint venture	3,153	4,200
Other long-term assets	746	2,467
Contribution to Danone JV	(5,272)	—
Other, net	(1,242)	379

Investing cash flow	(1,315)	(32,174)

FINANCING
Repurchases and repayments of long-term debt	(25,380)	(33,132)
Fees and other issuance costs for long-term debt	—	41
Borrowings under the revolving credit facility	—	38,000
Repayments of notes and loans payable	—	(38,000)
Proceeds from exercise of stock options/warrants	—	4

Financing cash flow	(25,380)	(33,087)

Cash flow from continuing operations	61,094	98,936

DISCONTINUED OPERATIONS
Operating cash flow, net	—	—
Investing cash flow, net	—	—
Financing cash flow, net	—	—

Cash flow from discontinued operations	—	—

Increase in cash and equivalents	61,094	98,936
Balance at beginning of period	121,369	77,267

Balance at end of period	$182,463	$176,203

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

Note 1 – Earnings Per Share

Basic and diluted earnings per common share (“EPS”) are calculated as follows:

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
(In thousands, except per share amounts)	2010	2009	2010	2009
Income (loss) from continuing operations	$(8,448)	$5,081	$80,275	$117,173
Loss from discontinued operations	—	—	(3,268)	—

Net income (loss)	$(8,448)	$5,081	$77,007	$117,173

Weighted average common shares outstanding (used to calculate basic EPS)	45,050	44,652	44,924	44,546
Dilutive effect of warrants, stock options and other stock awards	—	546	918	854

Shares used to calculate diluted EPS	45,050	45,198	45,842	45,400

Earnings (loss) per common share - basic:
Continuing operations	$(0.19)	$0.11	$1.78	$2.63
Discontinued operations	—	—	(0.07)	—

	$(0.19)	$0.11	$1.71	$2.63

Earnings (loss) per common share - diluted:
Continuing operations	$(0.19)	$0.11	$1.75	$2.58
Discontinued operations	—	—	(0.07)	—

	$(0.19)	$0.11	$1.68	$2.58

The assumed conversions to common stock of the company’s outstanding warrants, stock options, other stock awards and 4.25% Convertible Senior Notes due 2016 (“Convertible Notes”) are excluded from the diluted EPS computations for periods in which these items, on an individual basis, have an anti-dilutive effect on diluted EPS. For the quarter and nine months ended September 30, 2010 and 2009, the effect of the Convertible Notes would have been anti-dilutive because the average trading price of the common shares was below the initial conversion price of $22.45 per share. If the company had generated net income for the third quarter of 2010, 45.6 million shares would have been used to calculate diluted EPS in that quarter. All remaining warrants to purchase common shares at $19.23 per share were anti-dilutive and expired on March 19, 2009.

Note 2 – Deconsolidation, Divestitures and Discontinued Operations

DANONE CHIQUITA FRUITS JOINT VENTURE

On May 25, 2010, the company sold 51% of its Just Fruit in a Bottle (“JFIB”) business to Danone S.A., for €15 million ($18 million) and deconsolidated JFIB, accounting for its remaining 49% investment using the equity method. The deconsolidation and sale resulted in the creation of the Danone Chiquita Fruits SAS (“Danone JV”), which is a joint venture intended to develop, manufacture, and sell packaged fruit juices and fruit smoothies in Europe and is financed by Chiquita and Danone in amounts proportional to their ownership interests. The gain on the deconsolidation and sale of JFIB was $32 million, which includes a gain of $15 million related to the remeasurement of the retained investment in JFIB to its fair value of $16 million on the closing date. The fair value of the investment was a Level 3 measurement (see Note 7) based upon the consideration paid by Danone for 51% of the Danone JV including a discount for the company’s lack of control. The company’s 49% investment in the joint venture is accounted for as an equity method investment and is included in the Salads and Healthy Snacks segment. Future company contributions to the Danone JV are limited to an aggregate €22 million ($27 million) through 2013 without unanimous consent of the owners. The company contributed a total of €2 million ($2 million) and €4 million ($5 million) for the quarter and nine months ended September 30, 2010, respectively, and the company’s carrying value of the Danone JV was $21 million as of September 30, 2010.

The Danone JV is a variable interest entity; however, the company was not the primary beneficiary, and did not consolidate it as of September 30, 2010. The Danone JV will obtain sales, local marketing, and product supply chain management services from the company’s subsidiaries; however, the power to direct the JV’s most significant activities is controlled by Danone S.A.

SALE OF INVESTMENT IN COAST CITRUS DISTRIBUTORS

In April 2010, the company sold its 49% investment in Coast Citrus Distributors, Inc. for $18 million in cash, which approximated its carrying value. Prior to the sale, the company accounted for this investment using the equity method.

SALE OF INTEREST IN ASIA JOINT VENTURE

The company previously operated in Asia primarily through the Chiquita-Unifrutti joint venture (“Asia JV”), which was engaged in the distribution of fresh bananas and pineapples from the Philippines to Japan, Korea and the Middle East and was accounted using the equity method. In August 2009, the company sold its 50% interest in the Asia JV to its former joint venture partner. In connection with the sale, the company entered into new long-term agreements with the former joint venture partner for (a) shipping and supply of bananas sold in the Middle East and (b) licensing of the Chiquita brand for sales of whole fresh bananas and pineapples in Japan and Korea.

The sale proceeds included $4 million of cash, a $58 million note that is receivable in installments over 10 years, and certain contingent consideration, of which $1 million was received in June 2010. Additional contingent consideration that would result in further gain will be recorded if and when realized. At September 30, 2010, December 31, 2009 and September 30, 2009, on the Condensed Consolidated Balance Sheets, the current portion of the note receivable included in “Other Receivables, net” was $3 million, $3 million and $12 million, respectively, and the long-term portion of the note receivable included in “Investments and other assets, net” was $35 million, $37 million and $39 million, respectively.

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

Note 3 – EU Banana Import Regulation

From 2006 through the second quarter 2010, bananas imported into the European Union (“EU”) from Latin America, the company’s primary source of fruit, were subject to a tariff of €176 per metric ton, while banana imports from African, Caribbean and Pacific sources have been and continue to be allowed to enter the EU tariff-free (since January 2008, in unlimited quantities). Following several successful legal challenges to this EU import arrangement in the World Trade Organization (“WTO”), the EU and 11 Latin American countries initialed the WTO “Geneva Agreement on Trade in Bananas” (“GATB”) in December 2009, under which the EU agreed to reduce tariffs on Latin American bananas in stages, starting with a new rate of €148 per metric ton in 2010, reducing to €143 in 2011 and ending with a rate of €114 per metric ton by 2019. At that time, the EU also initialed a WTO agreement with the United States, under which it agreed not to reinstate WTO-illegal tariffs, quotas, or licenses on banana imports.

On June 9, 2010, the EU reduced its tariff to €148 per metric ton retroactively to December 15, 2009. In June 2010, the company filed for refunds of the €28 per metric ton difference between tariffs paid at the former rate and the new effective rate for bananas imported between December 15, 2009 and June 9, 2010 and recognized €10 million ($12 million) as a reduction of tariff expense included in “Cost of sales” in the second quarter of 2010. A €4 million ($6 million) receivable in “Other receivables, net” remains outstanding as of September 30, 2010.

Note 4 – Inventories

(In thousands)	September 30, 2010	December 31, 2009	September 30, 2009
Bananas	$44,529	$53,846	$55,015
Salads	6,046	6,760	6,715
Other fresh produce	6,324	1,733	3,624
Processed food products	10,322	13,148	14,690
Growing crops	69,072	77,032	67,837
Materials, supplies and other	67,136	60,374	57,590

	$203,429	$212,893	$205,471

Note 5 – Debt

Debt consists of the following:

(In thousands)	September 30, 2010	December 31, 2009	September 30, 2009
Parent company:
7 1/2% Senior Notes due 2014	$156,438	$167,083	$179,092
8 7/8% Senior Notes due 2015	177,015	179,185	179,185
4.25% Convertible Senior Notes due 2016	132,768	127,138	125,372

Long-term debt of parent company	466,221	473,406	483,649

Subsidiaries:
Credit Facility Term Loan	170,000	182,500	185,000
Other loans	88	163	292
Less current portion	(20,057)	(17,607)	(15,147)

Long-term debt of subsidiaries	150,031	165,056	170,145

Total long-term debt	$616,252	$638,462	$653,794

SENIOR NOTES

During the first six months of 2010, the company repurchased $11 million principal amount of its 7 1/2% Senior Notes and $2 million principal amount of the 8 7/8% Senior Notes in open market transactions at a small discount. These repurchases resulted in a small extinguishment loss, from the write off of deferred financing fees and transaction costs.

The 7 1/2% Senior Notes due 2014 are callable on or after November 1, 2009, in whole or from time to time in part, at 103.75% of face value declining to face value in 2012. The 8 7/8% Senior Notes due 2015 are callable on or after June 1, 2010, in whole or from time to time in part, at 104.438% of face value declining to face value in 2013.

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

•

are accounted for in two components: (i) a debt component included in “Long-term debt of parent company” recorded at the issuance date representing the estimated fair value of a similar debt instrument without the debt for equity conversion feature; and (ii) an equity component included in “Capital surplus” representing the issuance date estimated fair value of the conversion feature. This separation results in the debt being carried at a discount, which is accreted to the principal amount of the debt component using the effective interest rate method over the expected life of the Convertible Notes (through the maturity date).

To estimate the fair value of the debt component, the company discounted the principal balance to result in an effective interest rate of 12.50% for each of the quarters ended September 30, 2010 and 2009. The fair value of the equity component was estimated as the difference between the full principal amount and the estimated fair value of the debt component, net of an allocation of issuance costs and income tax effects. These were Level 3 fair value measurements (described in Note 7) and will be reconsidered in the event that any of the Convertible Notes are converted.

The carrying amounts of the debt and equity components of the Convertible Notes are as follows:

	September 30,	December 31,	September 30,
(In thousands)	2010	2009	2009
Principal amount of debt component[1]	$200,000	$200,000	$200,000
Unamortized discount	(67,232)	(72,862)	(74,628)

Net carrying amount of debt component	$132,768	$127,138	$125,372

Equity component	$84,904	$84,904	$84,904
Issuance costs and income taxes	(3,210)	(3,210)	(3,210)

Equity component, net of issuance costs and income taxes	$81,694	$81,694	$81,694

[1]	As of September 30, 2010, the value of the shares that could result from conversion of the Convertible Notes is less than their principal amount.

The interest expense related to the Convertible Notes was as follows:

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
(In thousands)	2010	2009	2010	2009
4.25% coupon interest	$2,125	$2,125	$6,375	$6,375
Amortization of deferred financing fees	117	123	352	370
Amortization of discount on the debt component	1,934	1,713	5,630	4,987

	$4,176	$3,961	$12,357	$11,732

CREDIT FACILITY

Chiquita Brands L.L.C. (“CBL”), the main operating subsidiary of CBII, maintains a senior secured credit facility (“Credit Facility”) that matures on March 31, 2014 and consists of a senior secured term loan (the “Term Loan”) and a $150 million senior secured revolving credit facility (the “Revolver”). The Revolver may be increased to $200 million under certain conditions.

The interest rate for the Term Loan is based on LIBOR and CBII’s leverage ratio and was 4.06%, 4.00% and 4.06% at September 30, 2010, December 31, 2009 and September 30, 2009, respectively. The Term Loan requires quarterly principal repayments of $2.5 million through March 31, 2010 and $5 million thereafter for the life of the loan, with any remaining balance to be paid upon maturity at March 31, 2014.

There were no borrowings under the Revolver at September 30, 2010, December 31, 2009 or September 30, 2009. The company is required to pay a fee of 0.50% per annum on the daily unused portion of the Revolver. The Revolver contains a $100 million sub-limit for letters of credit, subject to a $50 million sub-limit for non-U.S. currency letters of credit. At September 30, 2010, there was $128 million of available Revolver credit after $22 million was used to support issued letters of credit.

The Credit Facility contains two financial maintenance covenants, an operating company leverage covenant of 3.50x and a fixed charge covenant of 1.15x, for the life of the facility, and no holding company or consolidated leverage covenant. At September 30, 2010, the company was in compliance with the financial covenants of the Credit Facility. Repurchases of Senior Notes have not affected the financial maintenance covenants of the Credit Facility because the Senior Notes were repurchased by CBL as permitted investments under the terms of the Credit Facility. Although these repurchased Senior Notes were not retired, the company does not intend to resell or re-issue any of them.

Note 6 – Hedging

Derivative instruments are recognized at fair value in the Condensed Consolidated Balance Sheets. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gains or losses on the derivative is reported as a component of “Accumulated other comprehensive loss” and reclassified into net income in the same period during which the hedged transaction affects net income. Gains and losses on derivatives representing hedge ineffectiveness are recognized in net income currently. See further information regarding fair value measurements of derivatives in Note 7.

The company purchases euro put option contracts to hedge the cash flow and earnings risks that any significant decline in the value of the euro would have on the conversion of euro-based revenue into U.S. dollars. Purchased euro put options require an upfront premium payment and can reduce these risks without limiting the benefit received from a stronger euro. The company also sells short-term euro call options to reduce its net option premium expense, although call options can limit the benefit received from a stronger euro. In some cases, the company has entered into a purchased euro put option and a sold euro call option at the same strike rate to effectively lock in the exchange rate of the notional amount. Foreign currency hedge premium expense also reduces any favorable effects of exchange rates when converting euro-denominated sales to U.S. dollars. These purchased euro put options and sold euro call options are designated as cash flow hedging instruments. At September 30, 2010, unrealized net losses of $3 million on the company’s purchased euro put options were deferred in “Accumulated other comprehensive loss,” which will be reclassified to net income, if realized, in the next twelve months. At September 30, 2010, unrealized net losses of $2 million on the company’s sold euro call options were deferred in “Accumulated other comprehensive loss,” which will be reclassified to net income, if realized, in the next twelve months.

Most of the company’s foreign operations use the U.S. dollar as their functional currency. As a result, balance sheet translation adjustments due to currency fluctuations are recognized currently in “Cost of sales” in the Condensed Consolidated Statements of Income. To minimize the resulting volatility, the company also enters into 30-day euro forward contracts each month to economically hedge the net monetary assets exposed to euro exchange rates. These 30-day euro forward contracts are not designated as hedging instruments, and gains and losses on these forward contracts are recognized currently in “Cost of sales” in the Condensed Consolidated Statements of Income. In the third quarter of 2010, the company recognized $14 million of losses on 30-day euro forward contracts, and $19 million of income from fluctuations in the value of the net monetary assets exposed to euro exchange rates. In the third quarter of 2009, the company recognized $5 million of losses on 30-day euro forward contracts, and $8 million of income from fluctuations in the value of the net monetary assets exposed to euro exchange rates. For the nine months ended September 30, 2010, the company recognized $6 million of gains on 30-day euro forward contracts, and $8 million of expense from fluctuations in the value of the net monetary assets exposed to euro exchange rates. For the nine months ended September 30, 2009, the company recognized $8 million of losses on 30-day euro forward contracts, and $9 million of income from fluctuations in the value of the net monetary assets exposed to euro exchange rates.

The company also enters into bunker fuel forward contracts for its shipping operations, which permit it to lock in fuel purchase prices for up to three years and thereby minimize the volatility that changes in fuel prices could have on its operating results. These bunker fuel forward contracts are designated as cash flow hedging instruments. At September 30, 2010, unrealized net gains of $9 million on the company’s bunker fuel forward contracts were deferred in “Accumulated other comprehensive loss,” including net losses of $2 million which will be reclassified to net income, if realized, in the next twelve months.

At September 30, 2010 the company’s portfolio of derivatives consisted of the following:

	Notional Amount	Average Rate/Price		Settlement Period
Derivatives designated as hedging instruments:

Currency derivatives:
Purchased euro put options	€106 million	$1.29/		€2010
Purchased euro put options	€53 million	$1.27/		€2011
Sold euro call options	€82 million	$1.38/		€2010

Fuel derivatives:
3.5% Rotterdam Barge:
Bunker fuel forward contracts	46,308 mt	$517/mt		2010
Bunker fuel forward contracts	185,233 mt	$434/mt		2011
Bunker fuel forward contracts	110,224 mt	$455/mt		2012
Bunker fuel forward contracts	70,857 mt	$474/mt		2013

Singapore/New York Harbor:
Bunker fuel forward contracts	12,180 mt	$546/mt		2010
Bunker fuel forward contracts	48,719 mt	$460/mt		2011
Bunker fuel forward contracts	19,456 mt	$485/mt		2012
Bunker fuel forward contracts	10,348 mt	$503/mt		2013

Derivatives not designated as hedging instruments:

30-day euro forward contracts	€93 million	$1.33/	€	Oct. 2010

Activity related to the company’s derivative assets and liabilities designated as hedging instruments is as follows:

	2010			2009
(In thousands)	Purchased Euro Put Options	Sold Euro Call Options	Bunker Fuel Forward Contracts	Purchased Euro Put Options	Bunker Fuel Forward Contracts
Balance at beginning of year	$6,527	$—	$6,257	$47,239	$(79,002)
Realized (gains) losses included in net income	(1,200)	—	(2,170)	(5,893)	7,039
Purchases (sales)[1]	—	—	—	—	—
Changes in fair value	4,055	—	1,183	3,825	5,655

Balance at March 31	$9,382	$—	$5,270	$45,171	$(66,308)

Realized (gains) losses included in net income	(8,030)	(14)	2,652	1,611	1,755
Purchases (sales)[1]	2,181	(501)	—	—	—
Changes in fair value	12,392	247	(17,579)	(28,214)	45,403

Balance at June 30	$15,925	$(268)	$(9,657)	$18,568	$(19,150)

Realized (gains) losses included in net income	3,010	757	4,323	2,479	(2,462)
Purchases (sales)[1]	2,292	—	—	—	—
Changes in fair value	(19,877)	(3,316)	16,506	(14,302)	1,018

Balance at September 30	$1,350	$(2,827)	$11,172	$6,745	$(20,594)

[1]

Purchases (sales) represent the cash premiums paid upon the purchase of euro put options or received upon the sale of euro call options. Bunker fuel forward contracts require no up-front cash payment and have an initial fair value of zero; instead, any gain or loss on the forward contracts (swaps) is settled in cash upon the maturity of the contracts.

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

		Derivatives in an Asset Position			Derivatives in a Liability Position
(In thousands)	Balance Sheet Location	Sept. 30 2010	Dec. 31 2009	Sept. 30 2009	Sept. 30 2010	Dec. 31 2009	Sept. 30 2009
Derivatives designated as hedging instruments:
Purchased euro put options	Other current assets	$427	$6,527	$—	$—	$—	$—
Purchased euro put options	Accrued liabilities	923	—	6,287	—	—	—
Purchased euro put options	Other liabilities	—	—	458	—	—	—
Sold euro call options	Other current assets	—	—	—	(739)	—	—
Sold euro call options	Accrued liabilities	—	—	—	(2,088)	—	—
Bunker fuel forward contracts	Other current assets	3,164	1,685	—	—	—	—
Bunker fuel forward contracts	Accrued liabilities	—	—	—	(3,373)	(5,515)	(8,790)
Bunker fuel forward contracts	Investments and other assets, net	11,381	10,087	—	—	—	—
Bunker fuel forward contracts	Other liabilities	—	—	—	—	—	(11,804)

		15,895	18,299	6,745	(6,200)	(5,515)	(20,594)

Derivatives not designated as hedging instruments:
30-day euro forward contracts	Other current assets	—	—	—	(500)	—	—
30-day euro forward contracts	Accrued liabilities	—	—	134	(2,207)	—	—

		—	—	134	(2,707)	—	—

Total derivatives		$15,895	$18,299	$6,879	$(8,907)	$(5,515)	$(20,594)

The following table summarizes the effect of the company’s derivatives designated as cash flow hedging instruments on OCI and earnings:

	Quarter Ended September 30, 2010				Quarter Ended September 30, 2009
	Purchased Euro Put Options	Sold Euro Call Options	Bunker Fuel Forward Contracts	Total	Purchased Euro Put Options	Bunker Fuel Forward Contracts	Total
Gain (loss) (in thousands)
Recognized in OCI on derivative (effective portion)	$(6,845)	$(2,599)	$15,818	$6,374	$(9,309)	$1,052	$(8,257)
Reclassified from accumulated OCI into income (effective portion)[1]	244	(797)	(4,322)	(4,875)	(77)	2,462	2,385
Recognized in income on derivative (ineffective portion)[2]	—	—	688	688	—	(34)	(34)

	Nine Months Ended September 30, 2010				Nine Months Ended September 30, 2009
	Purchased Euro Put Options	Sold Euro Call Options	Bunker Fuel Forward Contracts	Total	Purchased Euro Put Options	Bunker Fuel Forward Contracts	Total
Gain (loss) (in thousands)
Recognized in OCI on derivative (effective portion)	$15,346	$(2,366)	$64	$13,044	$(23,222)	$50,557	$27,335
Reclassified from accumulated OCI into income (effective portion)[1]	15,313	(783)	(4,804)	9,726	9,148	(6,332)	2,816
Recognized in income on derivative (ineffective portion)[2]	—	—	46	46	—	1,519	1,519

[1]	Gain (loss) reclassified from accumulated OCI into income (effective portion) is included in “Net sales” for purchased euro put options and “Cost of sales” for bunker fuel forward contracts.
[2]	Gain (loss) recognized in income on derivative (ineffective portion), if any, is included in “Net sales” for purchased euro put options and “Cost of sales” for bunker fuel forward contracts.

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

Level 1	–	observable prices in active markets for identical assets and liabilities;

Level 2	–	observable inputs other than quoted market prices in active markets for identical assets and liabilities, which include quoted prices for similar assets or liabilities in an active market and market-corroborated inputs; and

Level 3	–	unobservable inputs.

The company carried the following financial assets and (liabilities) at fair value:

		Fair Value Measurements Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
September 30, 2010
Purchased euro put options	$1,350	$—	$1,350	$—
Sold euro call options	(2,827)	—	(2,827)	—
Bunker fuel forward contracts	11,172	—	11,172	—
30-day euro forward contracts	(2,707)	—	(2,707)	—
Available-for-sale investment	2,791	2,791	—	—

	$9,779	$2,791	$6,988	$—

December 31, 2009
Purchased euro put options	$6,527	$—	$6,527	$—
Bunker fuel forward contracts	6,257	—	6,257	—
Available-for-sale investment	3,034	3,034	—	—

	$15,818	$3,034	$12,784	$—

September 30, 2009
Purchased euro put options	$6,745	$—	$6,745	$—
Bunker fuel forward contracts	(20,594)	—	—	(20,594)
30-day euro forward contracts	134	—	134	—
Available-for-sale investment	3,272	3,272	—	—

	$(10,443)	$3,272	$6,879	$(20,594)

The company values fuel hedging positions by applying an observable discount rate to the current forward prices of identical hedge positions. The company values currency hedging positions by utilizing observable or market-corroborated inputs such as exchange rates, volatility and forward yield curves. The company trades only with counterparties that meet certain liquidity and creditworthiness standards, and does not anticipate non-performance by any of these counterparties. The company does not require collateral from its counterparties, nor is it obligated to provide collateral when contracts are in a liability position. However, consideration of non-performance risk is required when valuing derivative instruments, and the company includes an adjustment for non-performance risk in the recognized measure of derivative instruments to reflect the full credit default spread (“CDS”) applied to a net exposure by counterparty. When there is a net asset position, the company uses the counterparty’s CDS, which is generally an observable input; when there is a net liability position, the company uses its own estimated CDS, which is an unobservable input. CDS is generally not a significant input in measuring fair value; however, at September 30, 2009 the company’s own unobservable estimated CDS was significant to the fair value measurement of bunker fuel forward contracts and, accordingly, they were classified as Level 3 measurements. At September 30, 2010 and December 31, 2009, the company’s adjustment for non-performance risk was not significant for the purchased euro put options, the sold euro call options or the bunker fuel forward contracts. At September 30, 2009, the company’s adjustment for non-performance risk reduced the company’s derivative assets for purchased euro put options by less than $1 million and reduced the derivative liabilities for bunker fuel forward contracts by approximately $1 million. See further discussion and tabular disclosure of hedging activity in Note 6.

The company did not elect to carry its debt at fair value. The carrying values of the company’s debt represent amortized cost and are summarized below with estimated fair values:

	September 30, 2010		December 31, 2009		September 30, 2009
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial instruments not carried at fair value:

Parent company debt:
7 1/2% Senior Notes	$156,438	$158,000	$167,083	$168,000	$179,092	$176,000
8 7/8% Senior Notes	177,015	178,000	179,185	182,000	179,185	185,000
4.25% Convertible Senior Notes[1]	132,768	191,000	127,138	215,000	125,372	197,000

Subsidiary debt:
Term Loan (Credit Facility)	170,000	170,000	182,500	175,000	185,000	174,000
Other	88	80	163	100	292	200

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

Note 8 – Pension and Severance Benefits

Net pension expense from the company’s defined benefit and severance plans is primarily comprised of severance plans covering Central American employees and consists of the following:

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
(In thousands)	2010	2009	2010	2009
Defined benefit and severance plans:
Service cost	$1,658	$1,267	$4,928	$3,801
Interest on projected benefit obligation	1,303	1,438	4,139	4,303
Expected return on plan assets	(487)	(424)	(1,280)	(1,271)
Recognized actuarial loss (gain)	285	(31)	722	(93)
Amortization of prior service cost	32	32	96	96

	$2,791	$2,282	$8,605	$6,836

Note 9 – Income Taxes

The company’s foreign operations are generally taxed at rates lower than the U.S. statutory rate, and the company’s overall effective tax rate varies significantly from period to period due to the level and mix of income among various domestic and foreign jurisdictions. No U.S. taxes have been accrued on foreign earnings because such earnings have been or are expected to be permanently invested in foreign operations. The company has not historically generated U.S. federal taxable income on an annual basis; however, the company generated U.S. federal taxable income in 2009 and for the quarter and nine months ended September 30, 2010, which was fully offset by the utilization of net operating loss carryforwards (“NOLs”). Even though NOLs have been utilized, the company’s remaining NOLs continue to have full valuation allowances. If in the future the company demonstrates a trend of taxable income and an expectation that it will utilize its deferred tax assets, some or all of the valuation allowance may be released through “Income tax (expense) benefit” in the Condensed Consolidated Statements of Income.

The company had approximately $221 million, $245 million and $230 million of valuation allowances as of September 30, 2010, December 31, 2009 and September 30, 2009, respectively, recorded for foreign and domestic deferred tax assets, primarily NOLs. The company had approximately $96 million of U.S. federal and state valuation allowances as of September 30, 2010. For the nine months ended September 30, 2010, the valuation allowance was reduced by approximately $24 million, of which approximately $19 million related to the utilization of U.S. federal and state deferred tax assets with the balance resulting principally from expirations of foreign NOLs and the corresponding valuation allowance. No income tax expense resulted from the gain on the sale of 51% of JFIB because sufficient foreign NOLs were in place and, when those foreign NOLs were used, the related valuation allowance was also released.

In the ordinary course of business, there are many transactions and calculations where the ultimate income tax determination is uncertain. Uncertain income tax positions are evaluated in a two-step process. The first step is to determine whether it is “more-likely-than-not” that an income tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions that are not “more-likely-than-not” to be sustained upon examination, are not recognized in the Condensed Consolidated Balance Sheet, and the second step is to measure the reserve related to these uncertain positions to include estimates of whether, and the extent to which, additional taxes, penalties and interest could be due. Provisions for and changes to these reserves, as well as the related interest and penalties, are included in “Income tax (expense) benefit” in the Condensed Consolidated Statements of Income. At September 30, 2010, the company had unrecognized tax benefits of approximately $15 million, of which $12 million, if recognized, will reduce income tax expense and impact the company’s effective tax rate. Interest and penalties included in income taxes were less than $1 million for the quarters ended September 30, 2010 and 2009. The cumulative interest and penalties included in the Condensed Consolidated Balance Sheet at September 30, 2010 were $8 million.

“Income tax (expense) benefit” included in the Condensed Consolidated Statements of Income includes $4 million of benefits in the third quarter of 2010 related to governmental rulings in various jurisdictions and $1 million of benefits in the third quarter of 2009 related to the resolution of tax contingencies in various jurisdictions. “Income tax (expense) benefit” includes $4 million and $9 million of benefits for the nine months ended September 30, 2010 and 2009, respectively. In 2009, $4 million of benefits were from the sale of the company’s operations in the Ivory Coast. Both years included resolution of tax contingencies in various jurisdictions. During the next twelve months, it is reasonably possible that unrecognized tax benefits impacting the effective tax rate could be recognized as a result of the expiration of statutes of limitation in the amount of $5 million plus accrued interest and penalties.

Note 10 – Advertising and Promotion Expense

Television advertising is expensed the first time an advertisement airs in each market and other types of advertising and promotion are expensed over the advertising and promotion period. Advertising and promotion expense is included in “Selling, general and administrative” expenses and was $16 million and $17 million for the third quarters of 2010 and 2009, respectively, and $47 million and $36 million for the nine months ended September 30, 2010 and 2009, respectively. Included in these amounts are advertising and promotion expense related to the expansion of JFIB of $4 million in the third quarter of 2009, $12 million in the nine months ended September 30, 2009 and $2 million in the first half of 2010 before forming the Danone JV.

Note 11 – Stock-Based Compensation

Stock compensation expense totaled $3 million and $3 million for the third quarters of 2010 and 2009, respectively, and $12 million and $11 million for the nine months ended September 30, 2010 and 2009, respectively. This expense relates primarily to the company’s long-term incentive program (“LTIP”) and restricted stock unit awards. One-half of each LTIP award is based on the company’s achievement of cumulative EPS (“EPS awards”), and the other half is based on the company’s achievement of total shareholder return relative to peer companies (“TSR awards”).

In September 2010, the LTIP award programs were modified to allow a portion of the awards to be paid in cash based on the value of the shares at issuance, which caused the equity-classified awards to become liability-classified awards. Both equity-classified awards and liability-classified awards recognize compensation expense over the vesting period, but the value of equity-classified awards is measured only as of the grant date, whereas the value of the liability-classified awards is measured at each reporting date with cumulative adjustments for changes in value recognized currently. For modified awards, the expense is measured as the greater of that which would be recognized under the equity classification or the liability classification. At September 30, 2010, the expense for all of the LTIP awards was measured under the equity classification. The value of EPS awards is based on the share price at the measurement date and an estimate of the expected number of shares to be issued. The value of TSR awards is based on a Monte Carlo simulation at the measurement date.

As a result of the LTIP award modification, $2 million was reclassified to “Accrued liabilities” and $4 million to “Other liabilities” from “Capital surplus,” representing the estimated fair value of the LTIP awards at September 30, 2010. Approximately $6 million remains in “Capital surplus” which represents the decline in value of the LTIP awards since the respective grant dates.

Note 12 – Comprehensive Income

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
(In thousands)	2010	2009	2010	2009
Net income (loss)	$(8,448)	$5,081	$77,007	$117,173
Unrealized foreign currency translation losses	(494)	(335)	(339)	(938)
Change in fair value of available- for-sale investment	(73)	29	(243)	73
Change in fair value of derivatives	6,374	(8,257)	13,044	27,335
Realization of (gains) losses into net income from OCI	4,875	(2,385)	(9,726)	(2,816)
Pension liability adjustments	922	(4)	(2,414)	718
Realization of cumulative translation adjustments[1]	—	—	—	(11,040)

Comprehensive income (loss)	$3,156	$(5,871)	$77,329	$130,505

[1]	Realization of cumulative translation adjustments into net income resulting from the sale of operations in the Ivory Coast.

Note 13 – Segment Information

The company reports three business segments:

•	Bananas: Includes the sourcing (purchase and production), transportation, marketing and distribution of bananas.

•

Salads and Healthy Snacks: Includes ready-to-eat, packaged salads, referred to in the industry as “value-added salads”; and other value-added products, such as healthy snacking products, fresh vegetable and fruit ingredients used in food service, processed fruit ingredient products and the company’s equity-method investment in the Danone JV (see Note 2).

•	Other Produce: Includes the sourcing, marketing and distribution of whole fresh fruits and vegetables other than bananas.

Certain corporate expenses are not allocated to the reportable segments and are included in “Corporate” or “Relocation of European headquarters.” Inter-segment transactions are eliminated.

Financial information for each segment follows:

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
(In thousands)	2010	2009	2010	2009
Net sales:
Bananas	$431,335	$471,698	$1,454,519	$1,513,390
Salads and Healthy Snacks¹	251,418	288,895	797,986	875,060
Other Produce	46,953	36,878	201,861	202,541

	$729,706	$797,471	$2,454,366	$2,590,991

Operating income (loss):
Bananas	$2,773	$22,363	$70,732	$161,988
Salads and Healthy Snacks[2]	17,741	24,151	99,393	66,925
Other Produce	657	(2,134)	3,930	5,120
Corporate	(14,836)	(19,062)	(53,426)	(57,255)
Relocation of European headquarters	—	(2,032)	—	(11,264)

	$6,335	$23,286	$120,629	$165,514

[1]

Sales of JFIB before entering into the Danone JV were $13 million in the first half of 2010. JFIB sales were $7 million and $20 million for the third quarter and nine months ended September 30, 2009, respectively. See further information on JFIB and the Danone JV in Note 2.

[2]

JFIB operating losses recognized by the company were $2 million and $5 million in the third quarters of 2010 and 2009, respectively, and $5 million and $13 million in the nine months ended September 30, 2010 and 2009, respectively. See further information on JFIB and the Danone JV in Note 2.

Note 14 – Commitments and Contingencies

The company had accruals including accrued interest in the Condensed Consolidated Balance Sheets of $7 million, $12 million and $11 million at September 30, 2010, December 31, 2009 and September 30, 2009, respectively, related to the plea agreement with the U.S. Department of Justice described below. At September 30, 2010 and December 31, 2009, the company also had an accrual of $4 million related to the settlement agreement related to the Colombia-related shareholder derivative lawsuits described below, a portion of which is expected to be recovered through insurance; and the company had an accrual of $4 million at September 30, 2010 related to contingencies and legal proceedings in Europe. While other contingent liabilities described below may be material, the company has determined that losses in these matters are not probable and has not accrued any other amounts. Regardless of their outcomes, the company has paid, and will likely continue to incur, significant legal and other fees to defend itself in these proceedings, which may significantly affect the company’s financial statements.

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

As previously disclosed, following the announcement of that decision, the EC has also continued to investigate certain alleged conduct in southern Europe. The company believes that it has cooperated with that investigation, under the terms of the EC’s previous grant of conditional immunity. In connection with that investigation, in December 2009, the company received a Statement of Objections (“SO”) from the EC in relation to certain past activities alleged to have occurred during the approximately 18-month period from July 2004 to January 2006. An SO is a confidential procedural document whereby the EC communicates its preliminary view in relation to a possible infringement of EU competition laws and other related matters, and allows the companies identified in the document to present arguments in response. The EC has also expressed a preliminary view questioning the granting of immunity or leniency with respect to the matters set forth in the SO. The company filed its response to the SO with the EC, and a hearing was held in June 2010. A final decision from the EC is expected during the fourth quarter of 2010. The company continues to believe that it should be entitled to immunity.

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

COLOMBIA-RELATED MATTERS

DOJ Settlement. As previously disclosed, in March 2007, the company entered into a plea agreement with the U.S. Department of Justice (“DOJ”) relating to payments made by the company’s former Colombian subsidiary to a Colombian paramilitary group designated under U.S. law as a foreign terrorist organization. The company had previously voluntarily disclosed these payments to the DOJ as having been made by its Colombian subsidiary to protect its employees from risks to their safety if the payments were not made. Under the terms of the plea agreement, the company pled guilty to one count of Engaging in Transactions with a Specially-Designated Global Terrorist Group without having first obtained a license from the U.S. Department of Treasury’s Office of Foreign Assets Control. The company agreed to pay a fine of $25 million, payable in five equal annual installments with interest. In September 2007, the U.S. District Court for the District of Columbia approved the plea agreement. The DOJ had earlier announced that it would not pursue charges against any current or former company executives. Pursuant to customary provisions in the plea agreement, the Court placed the company on corporate probation for five years, during which time the company and its subsidiaries must not violate the law and must implement and/or maintain certain business processes and compliance programs; violation of these requirements could result in setting aside the principal terms of the plea agreement, including the amount of the fine imposed. The company recorded a charge of $25 million in 2006 and paid the first four $5 million annual installments in September 2007, 2008, 2009 and 2010, respectively. At September 30, 2010, the remaining $5 million liability is included in “Accrued liabilities” on the Condensed Consolidated Balance Sheet. Interest is payable with the final payment.

Tort Lawsuits. Between June 2007 and April 2010, seven lawsuits were filed against the company by Colombian nationals in U.S. federal courts. These lawsuits assert civil tort claims under various laws, including the Alien Tort Statute (“ATS”), 28 U.S.C. § 1350, the Torture Victim Protection Act, 28 U.S.C. § 1350 note, and state laws. The plaintiffs in all seven lawsuits, either individually or as members of a putative class, claim to be persons injured, or family members or legal heirs of individuals allegedly killed or injured, by armed groups that received payments from the company’s former Colombian subsidiary. The plaintiffs claim that, as a result of such payments, the company should be held legally responsible for the alleged injuries. At present, claims are asserted on behalf of over 3,000 alleged victims in the seven suits; plaintiffs’ counsel have indicated that they may add claims for additional victims to the litigation. The company also has received formal requests to participate in mediation in Colombia concerning similar claims, which could be followed by litigation in Colombia. Six of the ATS lawsuits seek unspecified compensatory and punitive damages, as well as attorneys’ fees and costs, and one of these also seeks treble damages and disgorgement of profits, although it does not explain the basis for those demands. The other ATS lawsuit contains a specific demand of $10 million in compensatory damages and $10 million in punitive damages for each of the several hundred alleged victims in that suit. The seven ATS lawsuits have been centralized in the U.S. District Court for the Southern District of Florida for consolidated or coordinated pretrial proceedings (“MDL Proceeding”). The company believes the plaintiffs’ claims are without merit and is defending itself vigorously.

Between March 2008 and April 2010, three additional tort lawsuits were filed against the company. The plaintiffs in these lawsuits are American citizens who allege that they were kidnapped and held hostage by an armed group in Colombia, or that they are the survivors of American nationals kidnapped and/or killed by the same group in Colombia. Similar to the ATS lawsuits described above, the plaintiffs contend that the company should be held liable because its former Colombian subsidiary allegedly provided material support to the armed group. The plaintiffs in these cases assert civil claims under the Antiterrorism Act (“ATA”), 18 U.S.C. § 2331, et seq., and state tort laws. These three ATA suits seek unspecified compensatory damages, treble damages, attorneys’ fees and costs and punitive damages. The lawsuits have been centralized in the U.S. District Court for the Southern District of Florida with the other similar cases pending in the MDL Proceeding. The company believes the plaintiffs’ claims are without merit and is defending itself vigorously.

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

Insurance Recovery. The company maintains general liability insurance policies that should provide coverage for the types of costs involved in defending the tort lawsuits described above. However, the company’s primary general liability insurers whose policies are relevant to the underlying tort lawsuits have disputed their obligations to provide coverage.

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

After conducting a trial in May 2010, the Court ruled that certain defense costs incurred by Chiquita in connection with the underlying tort lawsuits and that were the subject of trial—with certain limited exceptions related to media-related activity—were reasonable and that National Union was obligated to reimburse Chiquita for all defense costs not already paid by other insurers. A second trial, with respect to the number of occurrences in dispute, also involving National Union, is scheduled for November 2010. Any resulting judgment could be appealed.

With the exception of the defense costs that, as described above, three of Chiquita’s primary insurers have agreed to pay pursuant to partial settlement agreements, there can be no assurance that any claims under the applicable policies will result in insurance recoveries.

Derivative Lawsuits. Between October and December 2007, five shareholder derivative lawsuits were filed against certain of the company’s current and former officers and directors in various state and federal courts. All five complaints alleged that the named defendants breached their fiduciary duties to the company and/or wasted corporate assets in connection with the payments that were the subject of the company’s March 2007 plea agreement with the DOJ, described above. The complaints sought unspecified damages against the named defendants; two of them also sought the imposition of certain equitable remedies on the company.

In April 2008, the company’s Board of Directors established a Special Litigation Committee (“SLC”) to investigate and analyze the allegations and claims asserted in the derivative lawsuits and to determine what action the company should take with respect to them, including whether it was in the best interests of the company and its shareholders to pursue these claims. The SLC retained independent legal counsel to assist with its investigation. After an investigation that included 70 interviews of 53 witnesses and the review of over 750,000 pages of documents, the SLC determined, in the exercise of its business judgment, that it was not in the best interests of the company or its shareholders to continue legal action on any of the claims asserted against the current and former officers and directors.

The SLC subsequently entered into a settlement with plaintiffs’ counsel to resolve the pending derivative litigation, and the settlement was approved by the United States District Court for the Southern District of Florida in October 2010. The settlement provides for the adoption of certain governance and compliance changes by the company, as well as the payment of attorneys’ fees to plaintiffs’ counsel, a portion of which was recovered through insurance.

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

ITALIAN CUSTOMS CASES

1998-2000 Cases. In October 2004, the company’s Italian subsidiary, Chiquita Italia, received the first of several notices from various customs authorities in Italy stating that it is potentially liable for additional duties and taxes on the import of bananas by Socoba S.r.l. (“Socoba”) from 1998 to 2000 for sale to Chiquita Italia. The customs authorities claim that the amounts are due because these bananas were imported with licenses that were subsequently determined to have been forged and that Chiquita Italia should be jointly liable with Socoba because (a) Socoba was controlled by a former general manager of Chiquita Italia and (b) the import transactions benefited Chiquita Italia, which arranged for Socoba to purchase the bananas from another Chiquita subsidiary and, after customs clearance, sell them to Chiquita Italia. Chiquita Italia is contesting these claims through appropriate proceedings, principally on the basis of its good faith belief at the time the import licenses were obtained and used that they were valid.

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

Under Italian law, the amounts claimed in the Trento, Alessandria and Genoa cases have become due and payable notwithstanding the pending appeals and stays of proceedings. In March 2009, Chiquita Italia began to pay the amounts due in the Trento and Alessandria cases, €7 million ($9 million), including interest, in 36 monthly installments. In the Genoa case, Chiquita Italia began making monthly installment payments in March 2010 under a similar arrangement for the amount due of €13 million ($18 million), including interest, but for procedural reasons, this payment obligation has been temporarily suspended. If Chiquita Italia ultimately prevails in its appeals, all amounts paid will be reimbursed with interest.

2004-2006 Cases. In early March 2008, Chiquita Italia was required to provide documents and information to the Italian fiscal police at its offices in Rome in connection with a criminal investigation into imports of bananas by Chiquita Italia during 2004-2005, and the payment of customs duties on these imports. The focus of the investigation was on the importation process used by Chiquita to sell bananas to holders of some types of import licenses, which holders in turn imported the bananas and resold them to Chiquita Italia. The company believes that all of the transactions under investigation were legitimate under both Italian and EU law at all times, that the types of transactions under investigation were widely accepted by competent authorities across the EU and by the EC, and that all of the underlying import transactions were entirely genuine. The Italian prosecutors are pursuing this matter. If criminal liability is ultimately determined, Chiquita Italia could be civilly liable for damages, including applicable duties, taxes and penalties. The fiscal police investigation also challenged the involvement of a Bermuda corporation in the importation of bananas; this could result in liability for additional taxes and penalties. In December 2009, prior to expiration of the statute of limitations for the 2004 tax year, Chiquita Italia received an assessment from the tax authorities for 2004 in an amount of approximately €20 million ($26 million), plus interest and penalties, covering all of the above potential claims. Chiquita Italia filed an appeal to object to this assessment in May 2010 and continues to believe that it has acted properly and that the transactions for which it received the assessment were reported appropriately; it is vigorously defending all of the transactions at issue.

Independent of the investigation by the Italian prosecutors, Italian customs authorities have issued assessment notices totaling €18 million ($24 million) plus interest related to the import license matter described above. Although Chiquita Italia is appealing and defending itself vigorously, it may be required to pay all or a portion of the assessments pending the outcome of the appeals.

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

Note 15 – European Headquarters Relocation

During the fourth quarter of 2008, the company committed to relocate its European headquarters from Belgium to Switzerland to optimize its long-term tax structure. The relocation, which was complete at December 31, 2009, affected approximately 100 employees who were required to continue providing services until specified termination dates in order to be eligible for a one-time termination benefit. Employees in sales offices, ports and other field offices throughout Europe were not affected. In connection with the relocation, the company incurred aggregate costs of $19 million through September 30, 2010, including approximately $11 million of one-time termination benefits and approximately $8 million of relocation, recruiting and other costs. Expense for one-time termination benefits was accrued over each individual’s required service period. Relocation and recruiting costs were expensed as incurred. The company expects that most of the remaining accrual will be paid in 2010.

A reconciliation of the accrual for the relocation that is included in “Accrued liabilities” is as follows:

(In thousands)	One-Time Termination Costs	Relocation, Recruiting & Other Costs	Total
December 31, 2008	$3,884	$922	$4,806
Amounts expensed	4,763	326	5,089
Amounts paid	(1,364)	(855)	(2,219)
Currency translation	(164)	—	(164)

March 31, 2009	$7,119	$393	$7,512

Amounts expensed	2,237	1,902	4,139
Amounts paid	(5,912)	(1,986)	(7,898)
Currency translation	82	—	82

June 30, 2009	$3,526	$309	$3,835

Amounts expensed	(248)	2,280	2,032
Amounts paid	(1,418)	(1,948)	(3,366)
Currency translation	194	—	194

September 30, 2009	$2,054	$641	$2,695

December 31, 2009	$946	$170	$1,116
Amounts paid	(41)	(78)	(119)
Currency translation	(61)	—	(61)

March 31, 2010	$844	$92	$936

Amounts paid	(681)	(8)	(689)
Currency translation	(15)	—	(15)

June 30, 2010	$148	$84	$232

Amounts paid	—	(84)	(84)
Currency translation	11	—	11

September 30, 2010	$159	$—	$159

Note 16 – New Accounting Standards

New accounting standards that could significantly affect the company’s Condensed Consolidated Financial Statements are summarized as follows:

Issued	Description	Effective Date for Chiquita	Effect on Chiquita’s Consolidated Financial Statements

July 2010	Expands disclosures around financing receivables.	Prospectively beginning, December 31, 2010	Will expand disclosure.

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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our results are subject to seasonal variations and interim results are not indicative of operating results for the full fiscal year. Our third and fourth quarter results are generally weaker than our first half results due to increased availability of competing fruits, causing lower banana prices, as well as seasonally lower consumption of salads in the fourth quarter. We had a strong third quarter in 2009, and operating results in the third quarter of 2010 were lower than 2009. While local currency European banana pricing improved in the third quarter of 2010 compared to 2009, lower European exchange rates, lower banana volumes in both Europe and North America, and lower volumes of retail value-added salads contributed to the decline from the year-ago quarter.

For the nine-months ended September 30, 2010, we maintained profitability, though at lower levels than in 2009. Europe has been a challenging operating environment in 2010 with lower European exchange rates, lower local pricing due to increased volume of competing tariff-advantaged fruit, lower volume and higher sourcing and fuel costs. In North America, pricing of both retail value-added salads and bananas has improved. The volume of retail value-added salads declined as a result of certain retailers converting to private label products in late 2009 and early 2010; however, the improvements in our salad business have enabled us to maintain our profit margins as a percentage of sales.

For a further description of our challenges and risks, see the Overview section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part I – Item 1A – Risk Factors” in our Annual Report on Form 10-K and discussion below.

Operations

NET SALES

Net sales for the third quarter of 2010 were $730 million, down 8% from the third quarter of 2009. Net sales for the nine months ended September 30, 2010 were $2.5 billion, down 5% from the year-ago period. The decrease was a result of lower volume of retail value-added salads and bananas and weaker European exchange rates, which were partly offset by higher pricing in North America.

OPERATING INCOME

Operating income was $6 million and $23 million for the third quarters of 2010 and 2009, respectively, and $121 million and $166 million for the nine months ended September 30, 2010 and 2009, respectively. Operating income in 2010 declined for both periods due to lower volumes across all markets, weaker European exchange rates, and an increase in sourcing and logistics costs for bananas due to an increase in fuel and purchased fruit costs. These unfavorable variances were partially offset by higher banana and retail value-added salad pricing in North America and lower costs related to improved network efficiencies in the salad business. Local currency European banana pricing in the third quarter of 2010 was higher than the year-ago period, but for the nine months still averaged below the year-ago period. Advertising and promotion expense increased for both periods although increased marketing investments in North America were offset by the effect of the deconsolidation and sale of JFIB in the first half of 2010. As described in more detail below, the nine months ended September 30, 2010 included a $32 million gain in the second quarter on the deconsolidation and sale of 51% of JFIB, and a $19 million reduction in “Cost of sales” from tariff reductions on the import of bananas into the EU from Latin America.

REPORTABLE SEGMENTS

We report three business segments: Bananas; Salads and Healthy Snacks; and Other Produce. Segment descriptions and results can be found in Note 13 to the Condensed Consolidated Financial Statements. Certain corporate expenses are not allocated to the reportable segments and are included in “Corporate” or “Relocation of European headquarters.” Inter-segment transactions are eliminated.

BANANA SEGMENT

Net sales for the segment were $431 million and $472 million for the third quarters of 2010 and 2009, respectively, and $1.5 billion for both the nine months ended September 30, 2010 and 2009. The decline for the quarter was due to lower European exchange rates and volume partially offset by higher average pricing in North America. Year-to-date net sales remained flat, as higher pricing in North America offset lower average local pricing and exchange rates in the European and Mediterranean markets and lower volume across all markets. We expect lower losses from surplus fruit in the fourth quarter of 2010 compared to 2009.

The significant components of the change in our Banana segment operating income for the quarter (“Q3”) and nine months (“YTD”) ended September 30, presented in millions, are as follows:

Q3	YTD
$22	$162	2009 Banana segment operating income
15	(20)	Pricing
(7)	(12)	Volume
(13)	(16)	Average European exchange rates[2]
(23)	(46)	Sourcing and logistics costs[1]
6	19	Reduction in European tariff costs
(3)	(10)	Incremental marketing investment primarily in North America
4	4	Selling, general and administrative costs
—	(8)	Absence of equity earnings of the Asia JV3
2	(2)	Other

$3	$71	2010 Banana segment operating income

[1]

Sourcing costs include increased costs of purchased fruit, as well as higher exchange rates in Latin America that increased the cost of fruit produced in owned operations. Logistics costs are significantly affected by fuel prices and include increases in fuel hedging costs of $6 and $0 from 2009, respectively. These costs also include the absence of temporary incremental costs related to flooding in 2008/2009 in Panama and Costa Rica.

[2]	Average European exchange rates are net of $(1) and $4 change in currency hedging results, respectively.
[3]	See Note 2 to the Condensed Consolidated Financial Statements for more information about the Asia JV.

The percentage changes in our banana prices in 2010 compared to 2009 were as follows:

	Q3	YTD
North America[1]	3.6%	4.6%

Core Europe:[2]
U.S. dollar basis[3]	(5.4)%	(7.7)%
Local currency basis	5.5%	(4.8)%

Mediterranean[4] and Middle East	(3.6)%	(5.2)%

Our banana sales volumes5 (in 40-pound box equivalents) were as follows:

(In millions, except percentages)	Q3 2010	Q3 2009	% Change	YTD 2010	YTD 2009	% Change
North America	15.1	15.7	(3.8)%	46.5	46.9	(0.9)%
Europe and the Middle East:
Core Europe [2]	9.0	9.8	(8.2)%	30.5	33.4	(8.7)%
Mediterranean [4] and Middle East	4.2	5.8	(27.6)%	14.0	13.9	0.7%

[1]	North America pricing includes fuel-related and other surcharges.
[2]	Core Europe includes the 27 member states of the European Union, Switzerland, Norway and Iceland. Bananas are primarily sold in euros in Core Europe.
[3]	Prices on a U.S. dollar basis exclude the effect of hedging.
[4]	Mediterranean markets are mainly European and Mediterranean countries that do not belong to the European Union.
[5]	Volume sold includes all banana varieties, such as Chiquita to Go, Chiquita minis, organic bananas and plantains.

The average spot and hedged euro exchange rates were as follows:

(Dollars per euro)	Q3 2010	Q3 2009	% Change	YTD 2010	YTD 2009	% Change
Euro average exchange rate, spot	$1.28	$1.42	(9.9)%	$1.32	$1.35	(2.2)%
Euro average exchange rate, hedged	1.24	1.40	(11.4)%	1.32	1.36	(2.9)%

We have entered into euro put option contracts to reduce the negative cash flow and earnings effects that any significant decline in the value of the euro would have on the conversion of euro-based revenue into U.S. dollars. Put options, which require an upfront premium payment, can reduce these risks without limiting the benefit of a stronger euro. We have also entered into euro call options to reduce our net option premium expense, but they could also limit the benefit received from a stronger euro. Foreign currency hedging costs included in the Condensed Consolidated Statements of Income were $4 million and $2 million for the third quarters of 2010 and 2009, respectively, and were benefits of $5 million and $2 million for the nine months ended September 30, 2010 and 2009, respectively. In order to minimize the volatility that changes in fuel prices could have on the operating results of our core shipping operations, we also enter into forward contracts to lock in prices of future bunker fuel purchases. See Note 6 to the Condensed Consolidated Financial Statements for further information on our hedging instruments.

EU Banana Import Regulation

From 2006 through the second quarter 2010, bananas imported into the European Union (“EU”) from Latin America, our primary source of fruit, were subject to a tariff of €176 per metric ton, while bananas imported from African, Caribbean, and Pacific sources have been and continue to be allowed to enter the EU tariff-free (since January 2008, in unlimited quantities). Following several successful legal challenges to this EU import arrangement in the World Trade Organization (“WTO”), the EU and 11 Latin American countries initialed the WTO “Geneva Agreement on Trade in Bananas” (“GATB”) in December 2009, under which the EU agreed to reduce tariffs on Latin American bananas in stages, starting with a new rate of €148 per metric ton in 2010, reducing to €143 per metric ton in 2011 and ending with a rate of €114 per metric ton by 2019. At that time, the EU also initialed a WTO agreement with the United States, under which it agreed not to reinstate WTO-illegal tariff quotas, quotas, or licenses on banana imports. On June 9, 2010, the EU reduced its tariff to €148 per metric ton retroactively to December 15, 2009. The WTO agreements must still be ratified by the European Parliament (which is scheduled to occur by the end of 2010) before the tariff cuts are also further formalized in the WTO.

The initial €28 per metric ton reduction in the tariff lowered our tariff costs by $6 million in the third quarter of 2010 and by $19 million for the nine months ended September 30, 2010. We expect it will reduce tariff costs by $7 million in the fourth quarter of 2010; however, any net benefit from these reductions will depend on competitive dynamics and pricing effects in the market.

In another regulatory development, the EU concluded a free trade area (“FTA”) agreement with Colombia and Peru in March 2010, and an FTA with the Central American countries and Panama in May 2010. Under both FTA agreements, the EU committed to reduce its banana tariff to €75 per metric ton over ten years for specified volumes of banana exports from each of the FTA countries. The agreements will need to be approved by the European Council, and ratified by the European Parliament and Latin American legislatures, before they take effect. There is no way of knowing when, or whether, one or both of these FTAs will be implemented, and what, if any, effect they will have on our operations.

SALADS AND HEALTHY SNACKS SEGMENT

Net sales for the segment were $251 million and $289 million for the third quarters of 2010 and 2009, respectively, and $798 million and $875 million for the nine months ended September 30, 2010 and 2009, respectively. The decline in sales was due to lower volume in retail value-added salads as a result of customer conversions from branded to private label products in the fourth quarter of 2009 and early 2010. Because of these conversions, we also expect our volume comparisons in the fourth quarter of 2010 to be lower than the prior year period.

The significant components of the change in our Salads and Healthy Snacks segment operating income for the quarter and nine months ended September 30, presented in millions, are as follows:

Q3	YTD
$24	$67	2009 Salads and Healthy Snacks segment operating income
1	7	Pricing
(10)	(26)	Volume in retail value-added salads
3	9	Selling, general, administrative and innovation costs
4	20	Lower costs primarily from improved network efficiencies
(3)	(11)	Incremental marketing investment for retail value-added salads[1]
(4)	(11)	Commodity inputs, such as fuel and packaging material costs
3	40	Deconsolidation, sale and results of JFIB
—	4	Other

$18	$99	2010 Salads and Healthy Snacks segment operating income

[1]

In the fourth quarter of 2009, we began a national advertising campaign after test markets showed sales increases of Fresh Express branded salads after advertising. We continuously measure the effectiveness of this advertising and have the flexibility to modify our investment in advertising and promotion one quarter in advance.

On May 25, 2010, we sold 51% of the JFIB business to Danone S.A. for €15 million ($18 million) and deconsolidated JFIB, accounting for our remaining 49% investment using the equity method. The deconsolidation and sale resulted in the creation of Danone Chiquita Fruits SAS (“Danone JV”), which is a joint venture intended to develop, manufacture, and sell packaged fruit juices and fruit smoothies in Europe. The gain on the deconsolidation and sale of JFIB was $32 million, which includes a gain of $15 million from the remeasurement of our retained investment in JFIB to its fair value of $16 million on the closing date as described in Note 2. As an equity method investment, our carrying value of the Danone JV is $21 million, included in “Investments and other assets, net” on our Condensed Consolidated Balance Sheet at September 30, 2010, and the net results of the Danone JV are recognized in a single line, “Equity in losses (earnings) of investees” on the Condensed Consolidated Statements of Income. Before entering into the Danone JV, sales of JFIB were $13 million in the first half of 2010. JFIB sales were $7 million and $20 million in the third quarter and nine months ended September 30, 2009, respectively. We recognized JFIB operating losses of $2 million and $5 million in the third quarters of 2010 and 2009, respectively, and $5 million and $13 million in the nine months ended September 30, 2010 and 2009, respectively. See further information on JFIB and the Danone JV in Note 2.

Volume and pricing for Fresh Express-branded retail value-added salads was as follows:

(In millions, except percentages)	Q3 2010	Q3 2009	% Change	YTD 2010	YTD 2009	% Change
Volume	12.9	15.7	(17.8)%	42.4	48.9	(13.3)%
Pricing			1.5%			0.8%

OTHER PRODUCE SEGMENT

Net sales for the segment were $47 million and $37 million in the third quarters of 2010 and 2009, respectively, and $202 million and $203 million in the nine months ended September 30, 2010 and 2009, respectively. The increase in the quarter was primarily due to higher volume of Fresh and Ready® avocados, and higher volume in other fresh produce. Operating income for the segment was $1 million in the third quarter of 2010 compared to operating loss of $2 million in the third quarter of 2009. Operating income for the segment was $4 million and $5 million for the nine months ended September 30, 2010 and 2009, respectively.

Seasonal advances to growers of other produce were $67 million and $72 million, net of allowances, at September 30, 2010 and 2009, respectively, of which $11 million and $13 million, respectively, are classified as long-term in “Investments and other assets, net.” Seasonal advances are generally repaid as produce is sold and typically peak in the first half of the year. Of the total seasonal advances, $37 million (including $10 million classified as long-term) and $32 million (including $12 million classified as long-term) were made to a large group of growers in Chile at September 30, 2010 and 2009, respectively.

CORPORATE AND EUROPEAN HEADQUARTERS RELOCATION

Corporate expenses were $15 million and $19 million for the third quarters of 2010 and 2009, respectively, and $53 million and $57 million for the nine months ended September 30, 2010 and 2009, respectively. As described in Note 15 to the Condensed Consolidated Financial Statements, the European headquarters relocation was substantially complete at December 31, 2009.

INTEREST

Interest expense was $14 million and $15 million for the third quarters of 2010 and 2009, respectively, and $43 million and $47 million for the nine months ended September 30, 2010 and 2009, respectively. The decrease in interest expense primarily relates to debt reductions. In addition to the $23 million in scheduled principal payments on the senior secured term loan in 2009 and during the first nine months of 2010, we repurchased $38 million of our 7 1/2% and 8 7/8% Senior Notes in the open market in 2009 and an additional $13 million in the first half of 2010 as described in Note 5 to the Condensed Consolidated Financial Statements.

INCOME TAXES

Our foreign operations are generally taxed at rates lower than the U.S. statutory rate, and our overall effective tax rate varies significantly from period to period due to the level and mix of income among various domestic and foreign jurisdictions. No U.S. taxes have been accrued on foreign earnings because such earnings have been or are expected to be permanently invested in foreign operations. We have not historically generated U.S. federal taxable income on an annual basis; however, we generated U.S. federal taxable income in 2009 and for the quarter and nine months ended September 30, 2010, which was fully offset by the utilization of net operating loss carryforwards (“NOLs”). Even though NOLs have been utilized, our remaining NOLs continue to have full valuation allowances. If in the future we demonstrate a trend of taxable income and an expectation that we will utilize our deferred tax assets, some or all of the valuation allowance may be released through “Income tax (expense) benefit” in the Condensed Consolidated Statements of Income. As of September 30, 2010, we had approximately $96 million of U.S. federal and state valuation allowances. No income tax expense resulted from the gain on the sale of 51% of JFIB because sufficient foreign NOLs were in place and, when those foreign NOLs were used, the related valuation allowance was also released.

Income taxes were a net benefit of $1 million for the third quarter of 2010 compared to a net expense of $4 million for the third quarter of 2009, including gross income tax benefits of $4 million and $1 million, respectively. Income taxes were a net expense of $2 million and $5 million for the nine months ended September 30, 2010 and 2009, respectively, including gross income tax benefits of $4 million and $9 million, respectively. The benefits in 2010 relate to governmental rulings in various jurisdictions; in 2009, $4 million of benefits were from the sale of our operations in the Ivory Coast. Both years included resolution of tax contingencies in various jurisdictions. See Note 9 to the Condensed Consolidated Financial Statements for further discussion of income taxes.

OTHER INCOME (EXPENSE)

During the third quarter of 2010, we recognized $3 million of expense related to contingencies in Europe. See Note 14 for further discussion of contingencies. During the first half of 2010, we recognized $3 million ($2 million net of income tax) of other income from the refund of consumption taxes paid between 1980 and 1990.

DEFINED BENEFIT AND SEVERANCE PLANS

Our defined benefit plan and severance benefit obligations primarily relate to Central American benefits which, in accordance with local government regulations, are generally not funded until benefits are paid. Our combined domestic and foreign defined benefit and severance plan liability was $56 million, $52 million and $43 million at September 30, 2010, December 31, 2009 and September 30, 2009, respectively. The increase in the liability was primarily the result of changes in actuarial assumptions related to the Central American severance plans at the December 31, 2009 measurement date, including lower discount rates, higher pay rates linked to farm productivity improvements and a higher average age of the participants. We expect to contribute approximately $13 million, including discretionary contributions, to these plans in 2010 compared to $9 million in 2009. We had expense related to the defined benefit and severance plans of $3 million and $2 million in the third quarters of 2010 and 2009, respectively, and $9 million and $7 million for the nine months ended September 30, 2010 and 2009, respectively.

Financial Condition – Liquidity and Capital Resources

At September 30, 2010, we had a cash balance of $182 million and no borrowings were outstanding under our revolving credit facility (“Revolver”) under which we had $128 million of credit available, after $22 million was used to support issued letters of credit. Annually, mandatory debt maturities are $20 million until 2014. We are in compliance with the financial covenants of our credit facility and expect to remain in compliance for more than twelve months from the date of this filing.

Cash provided by operations was $88 million and $164 million for the nine months ended September 30, 2010 and 2009, respectively. Operating cash flow decreased $19 million due to changes we made to our banking arrangement in North America in April 2010 to improve our utilization of cash on hand. As a result, book overdrafts (outstanding checks) that had previously been reported in “Accounts payable” began to be reported as a reduction of “Cash and equivalents” in the second quarter of 2010 because of a change in the counterparties. Tariff payable reductions as a result of lower EU rates, incentive compensation accrual reductions, and accounts receivable increases in southern Europe, which also appear as cash outflows, were only partially offset by reductions in receivables from growers and value added tax receivables.

Cash flow from investing activities includes capital expenditures of $33 million and $39 million for the nine months ended September 30, 2010 and 2009, respectively. Net of cash sold with the business, we received €14 million ($17 million) from the sale of 51% of the JFIB business to Danone and $18 million from the sale of an equity method investment in Coast Citrus Distributors. See Note 2 to the Condensed Consolidated Financial Statements for further details.

Cash used in financing activities in 2010 related to the open-market repurchase of $13 million principal amount of our Senior Notes and to the quarterly principal payments on our Term Loan. During 2010, we did not draw on the Revolver to fund normal seasonal working capital needs, whereas we borrowed and repaid $38 million under the Revolver in 2009. Management evaluates opportunities to reduce debt to the extent it is economically efficient and attractive and has a long-term goal to improve the ratio of debt to EBITDA (earnings before interest, taxes, depreciation and amortization) to 3 to 1. See Note 5 of the Condensed Consolidated Financial Statements for further description of our debt agreements and financing activities.

As more fully described in Note 2 to the Condensed Consolidated Financial Statements, the 49% investment in the Danone JV requires that we provide further contributions proportional to our ownership interests, subject to annual and aggregate maximums. Without unanimous consent of the owners, our aggregate additional contributions to the Danone JV are limited to €22 million ($27 million) comprised of annual limits of €4 million in 2010, €9 million in 2011, €2 million in 2012 and €7 million in 2013, although amounts contributed below the annual maximum each year increase the maximum the following year. Under certain circumstances, we could elect not to contribute in amounts proportional to our ownership which would dilute our interest in the Danone JV. We contributed a total of €2 million ($2 million) and €4 million ($5 million) for the quarter and nine months ended September 30, 2010, respectively; these amounts were proportional to our ownership.

As more fully described in Note 14 to the Condensed Consolidated Financial Statements, we are making payments and may be required to make additional payments to preserve our right to appeal assessments of Italian customs cases. Such payments are typically made over a period of time under a payment plan.

A subsidiary has an approximately €12 million ($16 million) uncommitted credit line for bank guarantees used primarily for payments due under import licenses and duties in European Union countries. At September 30, 2010, we had an equal amount of cash equivalents in a compensating balance arrangement related to this uncommitted credit line.

Depending on fuel prices, we can have significant obligations under our bunker fuel hedging arrangements, although we would expect any liability from these arrangements to be offset by lower fuel costs. Our bunker fuel forward contracts were an asset of $11 million and a liability of $21 million at September 30, 2010 and September 30, 2009, respectively. The ultimate amount due or receivable will depend upon fuel prices at the dates of settlement. See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk” below and Note 6 to the Condensed Consolidated Financial Statements for further information about our hedging activities. We expect operating cash flows will be sufficient to cover our hedging obligations, if any.

We believe that our cash level, cash flow generated by operating subsidiaries and borrowing capacity will provide sufficient cash reserves and liquidity to fund our working capital needs, capital expenditures, debt service requirements, and other known cash needs. We face certain contingent liabilities that are described in Note 14 to the Condensed Consolidated Financial Statements; in accordance with generally accepted accounting practices, reserves have not been established for most of the ongoing matters. It is possible that, in future periods, we could have to pay fines, penalties or damages with respect to one or more of these matters, the exact amount of which would be at the discretion of the applicable court or regulatory body. We presently expect that we would use existing cash resources to satisfy any such liabilities; however, depending on the size and timing of any such liability, it could have a material adverse effect on our financial position or results of operations and we could need to explore additional sources of financing, the availability and terms of which would be dependent on prevailing market and other conditions.

We have not made dividend payments since 2006, and any future dividends would require approval by the board of directors. Under the Credit Facility, our main operating subsidiary (“CBL”) may distribute cash to CBII, the parent company and registrant, for routine CBII operating expenses, interest payments on CBII’s 7 1/2% and 8 7/8% Senior Notes and its Convertible Notes and payment of certain other specified CBII liabilities (“permitted payments”). CBL may distribute cash to CBII for other purposes, including dividends, if we are in compliance with the covenants and not in default under the Credit Facility. At September 30, 2010, distributions to CBII, other than for permitted payments, were limited to approximately $85 million annually.

Risks of International Operations

We operate in many foreign countries, including those in Central America, Europe, the Middle East and parts of Africa. Our activities are subject to risks inherent in operating in these countries, including government regulation, currency restrictions and other restraints, import and export restrictions, burdensome taxes, risks of expropriation, threats to employees, political instability, terrorist activities, including extortion, and risks of U.S. and foreign governmental action in relation to us. Should such circumstances occur, we might need to curtail, cease or alter our activities in a particular region or country. Trade restrictions apply to certain countries, such as Iran, that require us to obtain licenses from the U.S. government for sales in these countries; these sales are able to be licensed because the products we sell are food staples and the specific parties involved in the sales are cleared by the U.S. government.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Management – Financial Instruments” in our 2009 Annual Report on Form 10-K. As of September 30, 2010, the only material changes from the information presented in the Form 10-K are contained in the information provided below.

HEDGING INSTRUMENTS

Our products are distributed in nearly 80 countries. International sales are made primarily in U.S. dollars and major European currencies. We reduce currency exchange risk from sales originating in currencies other than the U.S. dollar by exchanging local currencies for dollars promptly upon receipt. We further reduce our currency exposure for these sales by purchasing hedging instruments (principally euro put option contracts) to hedge the dollar value of our estimated net euro cash flow exposure up to 18 months into the future. These put option contracts allow us to exchange a certain amount of euros for U.S. dollars at either the exchange rate in the option contract or the spot rate. At October 28, 2010, we had hedge positions that effectively lock in an exchange rate of $1.28 per euro for approximately one-fourth of our expected net exposure for the remainder of 2010; these positions could result in a loss if the actual exchange rate exceeds the strike rate. We had hedge positions that protect approximately one-half of our expected net exposure for the remainder of 2010 and the first quarter of 2011 from a decline in the exchange rate below $1.30 and $1.27 per euro, respectively. We also had hedge positions that limit the benefit of an increase in the exchange rate above $1.44 per euro for approximately one-third of our expected net exposure in the remainder of 2010; these positions could also result in a loss if the actual exchange rate exceeds the strike rate. However, we expect that any loss on these contracts would be more than offset by an increase in the dollar realization of the underlying sales denominated in foreign currencies.

Our shipping operations are exposed to the risk of rising fuel prices. To reduce the risk of rising fuel prices, we enter into bunker fuel forward contracts (swaps) that allow us to lock in fuel prices up to three years in the future. Bunker fuel forward contracts can offset increases in market fuel prices or can result in higher costs from declines in market fuel prices, but in either case reduce the volatility of changing fuel prices in our results. At October 28, 2010, we had hedging coverage for approximately three-fourths of our expected fuel purchases through 2011 at average bunker fuel swap rates of $523 and $439 per metric ton for the remainder of 2010 and 2011, respectively, hedging coverage for approximately one-half of our expected fuel purchases in 2012 at average bunker fuel swap rates of $459 per metric ton and hedging coverage for approximately one-third of our expected fuel purchases in 2013 at average bunker fuel swap rates of $482 per metric ton.

We carry hedging instruments at fair value on our Condensed Consolidated Balance Sheets, with potential gains and losses deferred to the extent that the hedges are effective in “Accumulated other comprehensive loss” until the hedged transaction occurs (the euro sale or fuel purchase to which the hedging instrument was intended to apply). The fair value of the foreign currency options and bunker fuel forward contracts was a net asset of $10 million and $13 million and a net liability of $14 million at September 30, 2010, December 31, 2009 and September 30, 2009, respectively. A hypothetical 10% increase in the euro currency rates would have resulted in a decline in fair value of the euro put and call options of approximately $9 million at September 30, 2010. A hypothetical 10% decrease in bunker fuel rates would result in a decline in fair value of the bunker fuel forward contracts of approximately $24 million at September 30, 2010. We expect that any decline in the fair value of these contracts would be offset by a decrease in the cost of underlying fuel purchases.

See Note 6 to the Condensed Consolidated Financial Statements for additional discussion of our hedging activities. See Note 7 to the Condensed Consolidated Financial Statements for additional discussion of fair value measurements, as it relates to our hedging instruments.

DEBT INSTRUMENTS

We are exposed to interest rate risk on our variable rate debt, which is primarily the outstanding balance under our Credit Facility. We had approximately $170 million of variable rate debt at September 30, 2010 (see Note 5 to the Condensed Consolidated Financial Statements). A 1% change in interest rates would result in a change to interest expense of approximately $2 million annually.

We have $534 million principal balance of fixed-rate debt, which includes the 7 1/2% Senior Notes due 2014, the 8 7/8% Senior Notes due 2015 and the 4.25% Convertible Senior Notes due 2016. The $200 million principal balance of the Convertible Notes is greater than their $133 million carrying value due to the accounting standards for convertible notes such as ours that are described in Note 5 to the Condensed Consolidated Financial Statements. Although the Condensed Consolidated Balance Sheets do not present debt at fair value, a hypothetical 0.50% increase in interest rates would have resulted in a decline in the fair value of our fixed-rate debt of approximately $12 million at September 30, 2010.

Item 4 - Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic filings with the SEC is (a) accumulated and communicated to management in a timely manner and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of September 30, 2010, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of that date.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

We also maintain a system of internal accounting controls, which includes internal control over financial reporting, that is designed to provide reasonable assurance that our financial records can be relied upon for preparation of our consolidated financial statements in accordance with generally accepted accounting principles in the United States and that our assets are safeguarded against loss from unauthorized use or disposition. Based on an evaluation by management, with the participation of the Chief Executive Officer and Chief Financial Officer, during the quarter ended September 30, 2010, there were no changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5 - Other Information

In September 2010 Tanios Viviani, President, Global Innovation and Emerging Markets and Chief Marketing Officer, Manuel Rodriguez, Senior Vice President, Government & International Affairs and Corporate Responsibility Officer, and Waheed Zaman, Senior Vice President, Product Supply Organization, each adopted a written stock trading plan (“10b5-1 Plan”) in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for the purpose of selling portions of their holdings, as part of their financial planning for the benefit of their families. The sales will take place between November 2010 and September 2012 (in the case of Mr. Viviani) and November 2012 (in the case of Messrs. Rodriguez and Zaman) or such other termination date when all shares subject to the respective plans have been sold. Executive officers may elect to sell a portion of the shares they own, including shares that may be received upon the exercise of stock options or vesting of restricted stock units, provided that they meet the requirements of the Chiquita Stock Ownership Guidelines. Shares sold pursuant to each plan will be disclosed publicly through Form 4 filings as required by the SEC and, if required, Form 144 filings.

PART II - Other Information

Item 1 - Legal Proceedings

The information included in Note 14 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q is incorporated by reference into this Item.

Reference is made to the discussion under “Part I, Item 3 – Legal Proceedings – Personal Injury Cases” in the company’s Annual Report on Form 10-K for the year ended December 31, 2009 regarding DBCP cases pending in California. The claims of approximately 2,000 Panama residents and 600 Costa Rica residents pending in the Superior Court of California, Los Angeles County, have been dismissed (giving those plaintiffs permission to refile in Michigan or Costa Rica, respectively). The Panama residents have appealed the decision to dismiss their claims in California.

Item 6 - Exhibits

+*	Exhibit 2.1 – Sale and Purchase Agreement dated as of May 13, 2008 by and among Hameico Fruit Trade, GmbH with the acknowledgment of Chiquita Brands International, Inc., and Univeg Fruit & Vegetable N.V., with the acknowledgment of De Weide Blik N.V.

+	Exhibit 10.1 – International Banana Purchase Agreement F.O.B. (Port of Loading) dated January 25, 2008 between Chiquita International Limited and Banana International Corporation, an affiliate of C.I. Banacol, S.A., English translation of original document, which is in Spanish, conformed to include amendments through July 14, 2008.

+*	Exhibit 10.2 – Credit Agreement dated as of March 31, 2008, among Chiquita Brands International, Inc., Chiquita Brands L.L.C., certain financial institutions as lenders, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, as administrative agent, letter of credit issuer, swing line lender, lead arranger and bookrunner, conformed to include amendments included in First Amendment to Credit Agreement and Consent entered into as of June 30, 2008.

+*	Exhibit 10.3 – Long-Term Incentive Program 2008-2010 Terms (as amended through September 28, 2010).

+*	Exhibit 10.4 – Long-Term Incentive Program 2009-2011 Terms (as amended through September 28, 2010).

+*	Exhibit 10.5 – Long-Term Incentive Program 2010-2012 Terms (as amended through September 28, 2010).

+*	Exhibit 10.6 – Form of Change in Control Severance Agreement being used before April 1, 2010.

+*	Exhibit 10.7 – Form of Change in Control Severance Agreement being used on or after April 1, 2010 (without tax gross-up).

+*	Exhibit 10.8 – Form of Amendment to Restricted Stock Award and Agreement, including executive officers, approved on September 1, 2008, applicable to grantees who may attain “Retirement” prior to issuance of the shares.

+*	Exhibit 10.9 – Form of Amendment to Restricted Stock Award and Agreement, including executive officers, approved on September 1, 2008, applicable to grantees who will not attain “Retirement” prior to issuance of the shares.

+*	Exhibit 10.10 – Form of Restricted Stock Award and Agreement for employees, including executive officers, approved on July 15, 2009, applicable to grantees who may attain “Retirement” prior to issuance of the shares.

+*	Exhibit 10.11 – Form of Restricted Stock Award and Agreement for employees, including executive officers, approved on July 15, 2009, applicable to grantees who will not attain “Retirement” prior to issuance of the shares.

*	Exhibit 10.12 – Employment Agreement dated August 18, 2010 between Chiquita Brands International Sàrl and Brian W. Kocher.

Exhibit 10.13 – Separation and Severance Agreement by and between Chiquita Brands International Sàrl and Michel Loeb dated October 21, 2010.

Exhibit 10.14 – Amendment effective as of January 1, 2009 to the Chiquita Brands International, Inc. Capital Accumulation Plan.

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32 – Section 1350 Certifications

+	Exhibit has been previously filed; it is being refiled to include certain schedules and/or exhibits.
*	Portions of the exhibit and/or related schedules and exhibits have been omitted pursuant to a request for confidential treatment. The omitted portions have been filed with the Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIQUITA BRANDS INTERNATIONAL, INC.

By:	/s/ Lori A. Ritchey
Lori A. Ritchey
Vice President and Controller
(Chief Accounting Officer)

November 2, 2010