Form 10-K
period 2010-12-31
CHIQUITA BRANDS INTERNATIONAL INC
filed 2011-03-04
CIK 101063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2010

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission File Number 1-1550

Chiquita Brands International, Inc.

(Exact name of registrant as specified in its charter)

New Jersey	04-1923360
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 East Fifth Street, Cincinnati, Ohio	45202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code : (513) 784-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, par value $.01 per share	New York

Securities registered pursuant to Section 12(g) of the Act :

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrtant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates at June 30, 2010, the last business day of the registrant’s most recently completed second quarter, was approximately $534 million.

As of February 23, 2011, 45,298,823 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Chiquita Brands International, Inc. 2010 Annual Report to Shareholders are incorporated by reference in Parts I and II. Portions of the Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

General

Chiquita Brands International, Inc. (“CBII”) and its subsidiaries (collectively, “Chiquita,” we, us or the company) operate as a leading international marketer and distributor of (1) bananas and other fresh produce sold under the Chiquita® and other brand names in nearly 70 countries and (2) packaged salads sold under the Fresh Express® and other brand names primarily in the United States. We produce approximately one-third of the bananas we market on our own farms, and purchase the remainder of the bananas and all of the lettuce and other fresh produce from third-party suppliers throughout the world. No individual customer accounted for more than 10% of net sales during any of the last three years.

Business Segments

Chiquita reports the following three business segments:

•	Bananas. Includes the sourcing (purchase and production), transportation, marketing and distribution of bananas.

•

Salads and Healthy Snacks. Includes ready-to-eat, packaged salads, referred to in the industry as “value-added salads”; and other value-added products, such as healthy snacking products, fresh vegetable and fruit ingredients used in food service, processed fruit ingredient products and an equity-method investment, which sells Chiquita-branded fruit smoothies in Europe.

•	Other Produce. Includes the sourcing, marketing and distribution of whole fresh fruits and vegetables other than bananas.

BANANA SEGMENT

We source, distribute and market bananas that are sold principally under the “Chiquita” brand name. Banana segment net sales were $1.9 billion, $2.1 billion and $2.1 billion in 2010, 2009 and 2008, respectively. Banana sales amounted to 60%, 60% and 57% of our consolidated net sales in 2010, 2009 and 2008, respectively. Banana sales in European and Middle Eastern markets were 57%, 61% and 62% of the segment sales in 2010, 2009 and 2008, respectively. Middle Eastern markets include Iran, where the U.S. government permits us to sell bananas because they are food products. The majority of the remaining sales, in the banana segment, are in North America. We receive royalties from the use of the Chiquita-brand under a trademark licensing agreement with a third party for banana sales in Japan and Korea.

Competition

Bananas are distributed and marketed internationally in a highly competitive environment. Our primary competitors include a limited number of multi-national banana importers and exporters, principally Dole Food Company, Inc. and Fresh Del Monte Produce, Inc. In addition, the vertical integration and direct-sourcing activities of large retailers, as well as a wide range of smaller banana export companies, including growers’ cooperatives, are significant competitive factors. To compete successfully, we must be able to source bananas of uniformly high quality at a competitive cost, maintain strong customer relationships, and quickly and reliably transport and distribute products to worldwide markets and maintain our brand.

Markets, Customers and Distribution

Our principal markets are North America and Europe. In Europe, we are a market leader and obtain a price premium for our Chiquita bananas. In North America, we maintain a No. 2 market position in bananas and import more than one-fourth of the bananas in the market. Our Core Europe market consists of the 27 member states of the European Union (“EU”), Switzerland, Norway and Iceland. We also ship bananas regularly to various non-EU countries accessed through the Mediterranean that offer a growth opportunity through increasing consumption and purchasing power. When selling in these Mediterranean countries, we may vary the port of discharge and sale based on prevailing market conditions. Our other international markets are primarily in the Middle East including Iran and Syria. Sales in the Mediterranean and Middle Eastern markets are primarily invoiced in U.S. dollars.

We have regional sales organizations to service major retail customers and wholesalers. In most cases, these sales organizations provide services for all of our products, not just bananas, as well as customer support, including assistance with transportation and logistics, ripening, and category management for bananas and other produce. In both Europe and North America, we sell “green” (unripened) bananas and “yellow” (ripened) bananas, which are ripened in our facilities. Many customers have their own facilities to ripen “green” bananas purchased from Chiquita or other sources; in some cases, we provide technical advice or operate the customers’ ripening facilities. We also provide retail marketing support services for our customers. These ripening, advisory and support services help us develop and strengthen long-term supply relationships with our customers.

In North America, we most often sell bananas and related services under one-year contracts to national and regional grocery retailers. These contracts typically have fixed per-box base prices, and also include variable surcharges based on fuel indices that are intended to recover changes in transportation and other fuel-based costs. An advantage of these contracts is that they stabilize pricing throughout the year and reduce our exposure to volatile spot market prices. A disadvantage is that we may not always be able to pass on unexpected cost increases when they arise or may not be able to take advantage of short-term, market-driven price increases due to short supply or other factors. Approximately 90% of the volume sold in North America is sold under these contracts; the remainder is on the spot market.

In Europe and the Mediterranean, our customers are also large grocery retailers, ripeners and wholesalers. These customers typically seek annual or multi-year arrangements with pricing that is flexible, depending on market conditions. Bananas and other produce are typically sold on the basis of weekly price quotes, which fluctuate significantly due to supply conditions, seasonal trends, transportation costs, currency exchange rates, competitive dynamics and other factors. Banana sales in the Middle East and some banana sales in Europe are under fixed-price per box contracts that often include differential pricing, with higher pricing in the first half of the year and lower pricing in the second half to correspond with the seasonal supply-and-demand dynamics.

In the past, it was not economically feasible to distribute single bananas to quick-service restaurants and convenience stores because of the high spoilage rates when bananas are not kept under controlled conditions and when they cannot be delivered frequently. We have an agreement with a subsidiary of Landec Corporation to obtain patented packaging technology that extends the shelf-life of bananas and allows profitable distribution through these channels. This technology was used to introduce “Chiquita to Go” bananas into quick-service restaurants and convenience stores in supply boxes containing individual bananas. We have also adapted this technology to certain other produce items, such as avocados, to extend shelf-life.

Pricing

Banana pricing depends on several factors, including the availability of bananas in comparison to consumer demand, and their quantity and quality in relation to competing fresh fruit items. Banana pricing (both to purchase and to sell other than in fixed-price-per-box contracts) is subject to seasonal variations because banana demand is higher in the first half of the year as local produce that competes with bananas largely comes to market in the summer and fall. As a consequence, banana prices and our Banana segment results are typically stronger during the first half of the year. We generally obtain a premium price for our bananas sold in Europe, where many stores offer two quality levels of bananas, which we believe is due to the strength of the “Chiquita” brand and our reputation for consistent product quality, leadership in consumer marketing and category management, and innovative ripening techniques.

Sourcing

Bananas grow in tropical climates where the temperature generally does not fall below 50 degrees Fahrenheit. Under normal circumstances, banana plants can produce fruit for harvest approximately every seven months. After harvest, bananas are washed and, in most cases, cut into clusters and packed into 40-pound boxes. The boxes of bananas are placed on pallets and loaded into containers for shipment. The production of bananas is vulnerable, amongst other factors, to (1) adverse weather conditions, including windstorms, floods, drought and temperature extremes, (2) natural disasters, such as earthquakes and hurricanes, (3) crop disease, such as the leaf fungus, black sigatoka, and (4) pests. If banana plants are destroyed, new plantings will bear fruit for harvest in approximately nine months under normal circumstances. If grown under stressed conditions, banana production may be lower in both quantity and quality.

During 2010, approximately 26%, 17%, 16%, 12% and 11% of all bananas sold by Chiquita were sourced from Ecuador, Costa Rica, Guatemala, Colombia and Panama, respectively. We also source bananas from numerous other countries. In 2010, approximately one-third of the bananas we sourced were produced by subsidiaries on owned farms and the remainder were purchased from independent growers under short and long-term fruit supply contracts, under which we take title to the fruit either at packing stations or once loaded aboard ships. Although we maintain broad geographic diversification for purchased bananas, we have a significant reliance upon long-term relationships with certain large growers. In 2010, our three largest independent growers, which operate in Colombia, Ecuador and the Philippines provided approximately 29% of our total purchased volume. Our largest supplier of bananas is an affiliate of C.I. Banacol S.A., a Colombia-based producer and exporter of bananas and other fruit products, with whom we have an agreement for the purchase of bananas produced in Colombia through 2012. Through this agreement, we purchased approximately 8 million boxes of bananas in 2010, primarily from Colombia, representing more than 10% of our purchased banana volume.

We evaluate our banana sourcing decisions periodically, including both the sourcing countries (where local currency, tax rules, regulatory environment, political and economic stability, labor practices and exit prices, among other things, may play a role) and whether we should purchase or grow bananas. Because of our investment in farms, changing this allocation cannot be done quickly. Purchasing bananas allows us to reduce our financial and operating risks and avoid the substantial capital required to maintain and finance additional banana farms; it also permits us to avoid large expenditures in the event of major damage to farms resulting from weather, floods, disease or earthquakes. However, producing our own bananas permits us to more closely control the agricultural practices, which we believe contributes to the quality of the fruit. Typically, banana purchase agreements have one or two year terms, but in some cases may have terms as long as 10 years. However, the applicable prices under some of these agreements may be renegotiated annually or every other year and, if new purchase prices cannot be agreed upon, the contracts will terminate. The long-term purchase agreements typically include provisions relating to agricultural practices, packing and fruit handling, environmental practices, food safety, social responsibility standards, penalties payable by Chiquita if we do not take delivery of contracted fruit, penalties payable by the grower for shortages to contracted volumes and other provisions common to contracts for the international sale of goods. Under some fruit supply arrangements, we provide the growers with technical assistance related to production and packing of bananas for shipment. We believe that our agricultural practices contribute to the quality of the bananas we produce. For this reason, we also specify many of the same requirements for our contract growers. When there are disruptions to banana supply, we may have to source bananas on a “spot” basis from growers who have available fruit. In these circumstances, we may have to pay higher market prices and are not able to ensure that our recommended agricultural practices have been followed.

Labor costs in Latin America for our owned production of bananas represented 4% of our total banana segment operating costs in 2010. These costs vary depending on the country of origin. To a lesser extent, fertilizer costs and paper costs for the production and packaging of bananas are also important.

Logistics

Bananas are distributed internationally and are transported primarily by refrigerated, ocean-going vessels. Due to their highly perishable nature, bananas must be brought to market and sold generally within 30 to 40 days after harvest. This requires efficient logistics processes in loading, unloading, transporting and delivering fruit from the farm to the outbound port, from the source country to the market country, and from the inbound port to the customer. To transport our bananas, we charter refrigerated cargo ships that are highly specialized, in both size and technology, for international trade in bananas and other refrigerated products. During 2010, we chartered eleven refrigerated cargo ships used for our core shipping needs from two global shipping operators. All but one of these ships, which we had previously owned, had been built to our specifications for our operations. Eleven of the ships are being chartered through 2014, with options for up to an additional five years. We also have chartered thirteen additional vessels: four through 2011, and nine through 2012. The remainder of our shipping needs, representing approximately 10% of total shipping, is chartered on a spot basis.

The price of bunker fuel used in shipping operations is an important variable component of transportation costs. Historically, and especially over the last few years, bunker fuel prices have been volatile. We reduce this volatility by entering into bunker fuel forward contracts that lock in bunker fuel purchase prices of up to three-fourths of our core needs for up to three years. However, these hedging strategies do not fully protect us against continually rising fuel prices, and they can result in losses when market prices for fuel decline, although we expect that any losses on our forward contracts from declines in market prices would be offset by the cost of bunker fuel purchases. See further discussion of our hedging activities in the “Market Risk Management – Financial Instruments” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Notes 1 and 11 to the Consolidated Financial Statements, both included in Exhibit 13. We also transport third-party cargo on return trips, primarily from North America and Europe, to Latin America to reduce ocean transportation costs.

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

We operate loading and unloading facilities that we own or lease in Central, South and North America and enter into third party contract arrangements for port services at various ports of destination in Europe. Most of these ports serve relatively large geographic regions for production or distribution. If a port becomes unavailable, we must access alternate port facilities and reconfigure our distribution network, which can increase costs. We use common carriers to transport bananas overland to ports in Central and South America and from the ports of destination to the customers. Generally, title to the bananas passes to the customer upon delivery, which is either at the port of arrival in North America or Europe or at the customer’s inland facilities. In certain Latin American locations, we operate port facilities for all cargo entering or leaving the port, not just for our own products.

Most of our tropical banana shipments into North America and Core Europe are delivered using containers and pallets. To the extent possible, once the bananas are loaded into containers, they remain in the same containers for transportation from the port of loading through ocean transport, port of arrival, discharge and delivery to customers. This minimizes damage to the bananas by eliminating the need to handle individual boxes or pallets and makes it easier to maintain the bananas at a constant temperature.

Bananas are harvested while still green and are subsequently ripened. To control quality, bananas are normally ripened under controlled conditions. We have a proprietary Low-Temperature Ripening process, a state-of-the-art banana ripening technique that enables bananas to begin the ripening process in shipping containers during transit, and thereby reduce the amount of inland ripening capacity required. We operate pressurized ripening rooms in Europe and North America to complete the ripening process. We believe our service provides value to customers through improved fruit quality, longer shelf-life, lower inventory levels and lower required investment.

SALADS AND HEALTHY SNACKS SEGMENT

The Salads and Healthy Snacks segment includes packaged, ready-to-eat salads in the retail market, commonly referred to as “value-added salads,” sold under the Fresh Express and other labels, fresh vegetable and fruit ingredients used in foodservice, healthy snacks, and processed fruit ingredient products. Net sales of the Salads and Healthy Snacks segment were approximately $1.0 billion, $1.1 billion, $1.3 billion for the years ended December 31, 2010, 2009 and 2008, respectively.

Our salads business, Fresh Express, is a leading purchaser, processor, packager and distributor of a variety of value-added salads and other healthy snacks in North America. We distribute approximately 210 different retail value-added salad products nationwide to food retailers and approximately 30 value-added healthy snacking products. We also distributed approximately 65 fresh produce foodservice offerings, primarily to third-party distributors for resale mainly to quick-service restaurants located throughout the U.S.

Fresh Express’ retail value-added salads had 36%, 44% and 45% retail market share in the U.S. during 2010, 2009 and 2008, respectively, which is the No. 1 position in the U.S. We ship an average of 13 million fresh, ready-to-eat Fresh Express-branded salad bags to markets across the United States every week. Based upon consumption patterns, volume and profitability are typically higher during the second and third quarters of the year. We believe Fresh Express is a leader in freshness-extending, controlled and modified atmosphere packaging systems for value-added salads.

Competition

Fresh Express competes with a variety of other nationally branded and retail grocers’ private label value-added salad offerings. Competitors in retail value-added salads include Dole Food Company, Ready Pac, and Earthbound Farms, some of whom also produce value-added salads under retail grocers’ private labels. The market share under private labels has grown significantly during the past two years; however, we have no current plans to produce private label products. In addition, there are many other processed food and other food and produce sellers who could enter the value-added salads category and other healthy snack markets.

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

We believe we have a competitive advantage in the area of food safety in the salad industry, particularly with our introduction of FreshRinseTM in October 2010. FreshRinse is a new produce wash that significantly reduces microorganisms on particular leafy greens, compared to a traditional chlorine sanitizer. We began transitioning our salad manufacturing lines to use the FreshRinse technology in 2010 and expect to complete the conversion of all of our facilities during the first half of 2011. As part of our commitment to advancing food safety standards, once we have fully implemented FreshRinse, we plan to make the technology available for license to others in the industry and for other produce wash applications. See further discussion of our commitment to food safety in “Health, Environmental and Social Responsibility” below.

Markets, Customers and Distribution

Our retail value-added salad products are sold under the Fresh Express brand to several of the nation’s top retailers and to a diverse base of customers throughout the United States. Most of these retail accounts are currently under multi-year, fixed-price per case contracts, which include surcharges that adjust based on fuel indices intended to recover fuel-based costs. An advantage of these contracts is that they stabilize demand and pricing throughout the year. A disadvantage is that the company may not be able to pass on unexpected cost increases when they arise or may not be able to take advantage of short-term, market-driven price increases.

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

We also sell fresh-cut produce, such as lettuce, tomatoes, spinach, cabbage and onions, to foodservice distributors who resell these products to foodservice operators, primarily quick service restaurants. Foodservice customers mainly purchase shredded lettuce; however, we have also introduced higher-margin products into this market, such as premium tender leaf salads. We market to foodservice customers by focusing on large, strategic accounts that provide reliable business at reasonable margins, under contracts that typically allow for the pass-through of raw product and other cost increases on a weekly basis. Customer sales representatives and account managers service these foodservice customers. For certain customers, we also provide inventory management services, where we monitor inventory levels at each of their locations and make deliveries to maximize freshness and minimize shrink (losses on unsold inventory).

Fresh Express’ retail value-added salad sales represented approximately 21% of consolidated “Net sales” in each of 2010, 2009 and 2008, respectively. Significant retail value-added salad product lines that represented 10% or more of retail sales include:

•	Garden. Primarily shredded or chopped iceberg lettuce with portions of shredded red cabbage and shredded carrots.
•	Garden Plus. Iceberg and romaine combinations with additions such as carrots, cabbage or green leaf lettuce.
•	Blends. Romaine and other fancier lettuce-based salads.
•	Tender Leaf Blends. Spring mix and baby spinach blends.
•	Complete Salads. Salads that contain toppings and dressings.

Sourcing

We source all of our raw products for the Salads and Healthy Snacks segment from third-party growers, primarily located in California, Arizona and Mexico, but also in Florida, Michigan and Colorado. For lettuce, we often enter into contracts with these growers to help mitigate supply risk and manage exposure to cost fluctuations. We work with the growers and harvesters to develop safe, innovative, quality-enhancing and cost-effective production and harvesting techniques, including techniques to reduce water and agrichemical usage. The geographic diversity of our suppliers helps us to lessen the effects of any event that could cause production declines in a single region. The production of lettuce crops is vulnerable to pests and adverse weather conditions, such as floods, drought and temperature extremes. In the event lettuce crops are severely damaged, the next harvest on the same acreage would be delayed 45 to 120 days, depending on the variety and the time of year.

Logistics

Lettuce and leafy greens are extremely sensitive to temperature and humidity. Once harvested, the produce is promptly cooled and shipped in temperature-controlled trucks to our processing facilities, where it is inspected, processed, packaged and boxed for shipment. We have processing/distribution plants located in California, Georgia, Illinois, Pennsylvania and Texas. Orders for value-added salads and other fresh-cut produce are shipped quickly after processing, primarily to customer distribution centers or third-party distributors for further redistribution. Deliveries are made in temperature-controlled trucks. We contract for all trucking services with third parties. Our distribution network allows for nationwide daily delivery capability and provides consistently fresh products to customers; we believe more frequent deliveries allow our retail customers to better manage their inventory and reduce product spoilage, which helps increase their margins.

Healthy Snacks

We also sell a line of healthy snacks, including Chiquita Fruit Bites, which are single-serve fruit snacks sold in convenience, retail and foodservice outlets and quick-service restaurants. Our healthy snacks are sold under the Chiquita brand name. The healthy snacks business involves purchasing, processing, packaging and distributing a variety of fresh-cut apples, pineapples, carrots and other fresh produce items in convenient, Chiquita-branded packaging, such as “Chiquita Fruit Bites” and “Chiquita Duos,” which are sold throughout the U.S. and in certain regions of Europe and China. We source fruit from North and South America and also Europe and China, depending on the season, and cut and package the fruit in sealed packages. Healthy snack processing facilities are in Illinois, Georgia, California, Costa Rica, the Netherlands and China. We make frequent deliveries to customers, which include retailers, such as large grocery chains and convenience stores, and distributors, as well as foodservice customers, mainly quick-service restaurants. Our primary competitors are Del Monte Foods, Fresh Del Monte, Dole Food Company and other regional producers of branded and private label fresh-cut fruit selections.

In May 2010, we sold 51% of our European smoothie business to Danone S.A., and formed a joint venture intended to develop, manufacture, and sell Chiquita-branded, packaged fruit juices and fruit smoothies in Europe. The smoothies are a blend of Chiquita banana puree, fruit juice and other fresh fruit. Through 2010, distribution of smoothies has expanded to 15 countries in Europe. It is sold by a regional Chiquita sales force, bottled in Germany and Portugal and distributed through third-party services to make frequent deliveries in refrigerated trucks to retail and convenience customers. Chiquita-branded smoothies have achieved the leading market position in most markets served. Major branded competitors include Tropicana, Innocent and True Fruits. The joint venture is accounted for using the equity method in the Salads and Healthy Snacks segment.

OTHER PRODUCE SEGMENT

We distribute and market an extensive line of fresh fruit and vegetables other than bananas in Europe and North America and license the use of the Chiquita brand for pineapples sold in Japan and Korea. The major items sold are grapes, melons, pineapples, avocados, and tomatoes. Net sales of the Other Produce segment were approximately $261 million, $253 million and $244 million in 2010, 2009 and 2008, respectively. In 2009, we began introducing value-added fresh produce, such as Chiquita Fresh & Ready® avocados, which are ripened using a proprietary process and specially packaged to provide consistently ripe avocados and a longer shelf life to retailers and consumers. During the fourth quarter of 2010, we discontinued certain types of low-margin produce to better focus on produce generating sufficient margins or offering growth opportunity by adding value to consumers and retailers.

Markets, Customers and Distribution

Our Other Produce operations in North America and Europe primarily market Chiquita-branded produce items. These operations strive to market premium-quality items with a consumer focus. A significant number of our retail customers are large organizations with multiple stores, who have significant buying leverage. In North America, we continue to focus on customer service, category management and adding value to our products, such as Chiquita Fresh & Ready avocados. The European operations are conducted throughout Western and Southern Europe where customers typically do not enter into contracts, but purchase fruit at market prices that change weekly. We license our Chiquita brand name to a third party to sell pineapples in Japan and Korea and receive royalties on these sales. Our primary competitors in the Other Produce segment are other wholesalers and distributors of fresh produce, which may be local or national.

Sourcing

The majority of Other Produce items are sourced from growers in Central and South America. Fruit harvested in the southern hemisphere can be shipped to the northern hemisphere during the winter off-season. Sourcing commitments with growers for non-banana fresh produce are generally for one growing season, but we source with many of the same growers year after year. In some cases, we provide growers of non-banana produce advances during the growing season or as the fruit is shipped to us. Advances are generally repaid when the produce is harvested and sold. These advances are generally short-term in nature. We require property liens and pledges of the season’s produce as collateral to support the advances. During 2010, we purchased more than 100 different varieties of fresh produce from growers and importers around the world. We try to procure fresh produce directly from growers wherever possible and, with the exception of grapes, are not heavily dependent on any single grower for Other Produce products; we purchase the majority of our grapes from a single grower in Chile for marketing in both North America and Europe.

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

Intellectual Property

Substantially all of our intellectual property is pledged as collateral under our senior secured credit facility. The Chiquita brand is recognized in North America and many parts of Europe and Asia. The Chiquita® trademark is owned by our main operating subsidiary, Chiquita Brands L.L.C. (“CBL”), and is registered in approximately 100 countries. We generally obtain a premium price for our Chiquita branded bananas sold in Europe. We also own hundreds of other trademarks, registered throughout the world, used on our second-quality bananas and on a wide variety of other fresh and prepared food products. The Fresh Express® trademark is registered in the U.S., Canada and several countries in Europe and the Far East. Fresh Express also owns registrations for a variety of other trademarks used in our value-added salads business.

Since 2009, we have licensed the use of the Chiquita brand name for the sale of whole, fresh bananas and pineapples in Japan and Korea. To a limited extent, we also license our trademarks to other companies for use in prepared processed food products, for example, baby and toddler food, fruit juices and smoothies, and banana bread mix.

Fresh Express and its affiliates have patents covering a number of proprietary technologies, including methods of harvesting, treating and maintaining produce products and patents related to packaging design. These patents expire at various times from 2011 through 2029. In the food preparation field, where patents generally provide protection for up to 20 years, new technology typically develops before existing patents and proprietary rights expire. Fresh Express also relies heavily on certain proprietary machinery and processes that are used to manufacture and package some of its products.

Health, Environmental and Social Responsibility

Chiquita’s worldwide operations and products are subject to inspections by environmental, food safety, health and customs authorities and numerous governmental regulations, including those relating to the use and disposal of agrichemicals, the documentation of food shipments and the traceability of food products. We believe we are substantially in compliance with applicable regulations.

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

Similarly, since 2004, all of our owned banana farms in Latin America have achieved certification to the Social Accountability 8000 labor standard, which is based on the core International Labor Organization conventions. We were the first major agricultural operator to earn this certification in each of the Latin American countries where we have owned farms (Costa Rica, Panama, Honduras and Guatemala). In addition, as of November 2005, all of our owned banana farms had achieved certification to GlobalGAP, an international food safety standard.

Fresh Express also maintains extremely high standards in the area of food safety. Our food safety requirements also apply to our third-party growers, suppliers and processors. The Fresh Express food safety practices include (1) multi-point monitoring from field to shelf; (2) pre-approval and monitoring of the fields where Fresh Express products are grown, including monitoring water quality and soil treatments as well as ensuring an appropriate distance is maintained to limit exposure to potential contamination risks such as livestock and composting operations and (3) utilizing our own expert auditors to assess growing, harvesting and cooling operations. Consumers can also trace select varieties of Fresh Express salad to the region(s) where they were harvested, simply by entering the Leaf Locator code on the bag at www.freshexpress.com/YourSaladStory.

The introduction of our FreshRinse produce wash technology and our intentions to license the technology to others in the industry further demonstrates our commitment to food safety. FreshRinse is a scientifically validated advancement that delivers a significant reduction in microorganisms on particular leafy greens compared to a conventional chlorine sanitizer.

Employees

As of December 31, 2010, we had approximately 21,000 employees, approximately 16,000 of whom work in Latin America. Approximately 14,000 of the employees working in Latin America are covered by labor contracts. Many of the Latin American labor contracts, covering approximately 4,000 employees, are currently being negotiated and/or expire in 2011. Approximately 1,800 of the company’s Fresh Express employees in the U.S. are covered by labor contracts and one of the Fresh Express labor contracts expires before the end of 2011.

International Operations

We operate in many foreign countries, including those in Central America, Europe, the Middle East including Iran, China and Africa. Information about our operations by geographic area can be found in Note 18 to the Consolidated Financial Statements included in Exhibit 13. Our global activities are subject to risks inherent in operating in those countries, including government regulation, currency restrictions, fluctuations and other restraints, import and export restrictions, burdensome taxes, risks of expropriation, threats to employees, political instability, terrorist activities, including extortion, and risks of U.S. and foreign governmental action in relation to us. Should such circumstances occur, we might need to curtail, cease or alter our activities in a particular region or country. Trade restrictions apply to certain countries, such as Iran, that require us to obtain licenses from the U.S. government for sales in these countries; these sales are able to be licensed because the products we sell are food staples and the specific parties involved in the sales are cleared by the U.S. government. Our operations in some Central American countries are dependent upon leases and other agreements with the governments of these countries. We lease the land for our Bocas division on the Caribbean coast of Panama, from the Republic of Panama. The initial 20-year lease term expires at the end of 2017 and has two consecutive 12-year extension periods. We can cancel the lease at any time on three years’ prior notice; the Republic of Panama has the right not to renew the lease at the end of the initial term or any extension period, provided that it gives four years’ prior notice.

Our international operations involve a variety of currencies, and our most significant exposure is to the euro. Approximately 40% of our total sales were in Europe in each of 2010, 2009 and 2008. Sales and operating expenses in our Core European markets are primarily denominated in euros and other major European currencies. We also have significant operations in Latin America that result in costs in those local currencies; however banana and other produce purchase contracts are typically in U.S. dollars. We reduce currency exchange risk from sales originating in currencies other than the U.S. dollar by exchanging local currencies for dollars promptly upon receipt. We further reduce our currency exposure for these sales by purchasing hedging instruments (principally euro put option contracts) to hedge the dollar value of our estimated net euro cash flow exposure up to 18 months into the future if we determine the cost-benefit is favorable. Put option contracts allow us to exchange a certain amount of euros for U.S. dollars at either the exchange rate in the option contract or the spot rate, but require upfront premium payments. For information with respect to our hedging activities, see Notes 1 and 11 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Exhibit 13.

In the United States, the Perishable Agricultural Commodities Act affords producers or sellers of fresh agricultural produce, such as the company, special rights in seeking to collect payment from customers, including those that are insolvent or bankrupt.

For more information on certain risks of international operations, see “Item 1A - Risk Factors.”

Other Legal and Compliance Risks

Our worldwide operations are subject to numerous laws and governmental regulations, ranging from environmental, food safety and product labeling described above to laws regarding matters such as bribery and improper payments, regulation of competition, labor and employment and government contracting. There is also a risk that legal or regulatory requirements will be changed or that administrative policies will change. For example, concerns about data privacy in recent years have resulted in more regulation and more activity by regulators. We believe we are substantially in compliance with applicable regulations. However, actions by regulators in the past have required, and in the future may require, operational modifications or capital improvements at various locations. In addition, if violations occur, regulators can impose fines, penalties and other sanctions. The costs of these modifications, improvements, fines and penalties could be substantial. In addition, we have been and may in the future be subject to private lawsuits alleging that our operations caused personal injury or property damage.

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

In evaluating and understanding us and our business, you should carefully consider (1) the risks described below in conjunction with (2) all of the information set forth in this 10-K report, including the Consolidated Financial Statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Exhibit 13 and (3) information in our other filings with the SEC, including any future reports on Forms 10-Q and 8-K, which may include additional or updated risk factors. These are not the only risks we face. Additional risks not presently known or which we currently deem immaterial may also affect our business operations, and even the risks identified below may adversely affect our business in ways we cannot currently anticipate. Our business, financial condition or results of operations could be materially adversely affected by any of these risks.

We operate in a highly competitive environment in which the pricing of our products is substantially dependent on market forces, and we may not be able to pass on all of our increased costs to our customers.

We primarily sell to retailers and wholesalers. Continuing industry consolidation (horizontally and vertically) and other factors have increased the buying leverage of the major grocery retailers in all of our markets. Because most produce items must be brought to market promptly, we generally cannot time our purchase and sale of products to take advantage of market changes. In addition, industry supply of any produce item at any given time may be subject, in part, to uncontrollable factors, such as weather conditions. Excess industry supply of any produce item may result in increased price competition for the same or competing items. We make supply decisions and allocate fruit to each market based on our expectations of market conditions; however, due to the time required for transportation, which can be three weeks for certain parts of Europe, market conditions may change before the fruit is sold, and we may not be able to achieve our expected profit, or in extreme cases, recover our costs. If market demand or pricing is low, we generally have the option of paying our independent banana growers a liquidation price, rather than buying our contracted volume of fruit, to avoid incurring transportation costs to bring surplus fruit to market.

In North America, our customers generally seek annual or multi-year contracts with suppliers that can provide a wide range of fresh produce. Our banana contracts in North America typically include a fixed price per box with variable fuel surcharges that are adjusted based on market indices. Our North American salads business also typically sells value-added salads and healthy snacks under fixed-price per case contracts that include similar surcharges. While fixed-price contracts provide more predictable selling prices and protect against short-term, market-driven price declines, we may not be able to pass on cost increases including those related to increased regulation or food safety that are not fuel-related or take advantage of short-term, market-driven price increases. Bidding for contracts or arrangements with retailers, particularly large chain stores and other large customers, is highly competitive. The prices at which we bid particular contracts may not be sufficient to retain existing business, maintain current levels of profitability or to obtain new business. Where we do not have fixed price contracts, the selling price received for each type of produce depends on several factors, including the availability and quality of the produce item in the market and the availability and quality of competing types of produce. In European and the Mediterranean markets, bananas and other produce are sold primarily on the basis of weekly price quotes, even for customers with whom we have annual supply agreements. These prices may fluctuate significantly due to supply conditions, seasonal trends, transportation costs, currency exchange rates, competitive dynamics and other factors.

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

We generally expect fuel-related costs and purchased fruit prices to increase over time, although we have some long-term supply agreements which can fix a portion of our costs for an agreed duration. We offset the effect of these increases through fuel surcharges and mitigate the effect of fluctuating fuel prices by purchasing bunker fuel forward contracts that lock in fuel prices for up to 75% of our expected core shipping needs for up to three years. In addition, diesel fuel and other transportation costs are significant components of much of the produce that we purchase from growers and distributors. If the price of any of these items increases significantly, there can be no assurance that we will be able to pass on those increases to our customers.

In 2010, we purchased approximately two-thirds of our bananas and all of our lettuce and other produce from independent growers. Increased costs for purchased fruit and vegetables have negatively affected our operating results in the past, and there can be no assurance that they will not adversely affect our operating results in the future. Many external factors may affect the cost and supply of fresh produce, including: market fluctuations; currency fluctuations; changes in governmental regulations, including exit prices for bananas (which are set by the government in several banana exporting countries); agricultural programs; severe and prolonged weather conditions; natural disasters; labor relations; and other factors. Many other commodity food products are experiencing major price increases, which may affect pricing dynamics in the industry. If the price of the fresh produce that we purchase increases significantly, we may not able to effectively pass these costs along to our customers and consumers.

Fertilizer and paper costs are significant for the production and packaging of bananas. Although most of our ocean shipping needs are provided under long-term charters with negotiated fixed rates, we pay market rates for ships under short-term charters. Although short-term ship charter rates have been recently decreasing, as the global economy recovers, rates may increase in the future because of declining global refrigerated cargo capacity or other market conditions. The price of bunker fuel used in shipping operations is an important variable component of our transportation costs. Our fuel costs have increased substantially in recent years.

Global economic uncertainties continue to affect consumers’ purchasing habits and customer financial stability, which may affect sales volume and profitability on some of our products and have other impacts that we cannot fully predict.

As a result of continuing global economic uncertainties, consumers have become more careful in their purchases, which may affect sales and pricing of some of our products. In Europe, our bananas are sold as a premium brand at a premium price, and price-conscious consumers may shift to “value” or unbranded bananas, which may affect the volume and price at which we can sell Chiquita-branded bananas and the profitability of our European business. In the North American salads business, the category grew only slightly in 2010 and within the category there is continuing pressure from private label competitors, which affected our volume. Similar trends have resulted in pressure on pricing and volume of some of our other value-added products, such as smoothies sold in Europe through our joint venture with Danone. There can be no assurance regarding whether and how consumer purchasing habits will change or the extent to which current trends will affect our business.

The full effect and duration of the current global economic downturn on customers, vendors and other business partners cannot be anticipated. For example, major customers or vendors may have financial challenges unrelated to Chiquita that could result in a decrease in their business with us, breaches of obligations to us or, in certain cases, cause them to file for bankruptcy protection. Although we exercise prudent oversight of the credit ratings and financial strength of our major business partners and seek to diversify our risk from any single business partner, there can be no assurance that there will not be one or more commercial or financial partners that is unable to meet its contractual commitments to us. Similarly, stresses and pressure in the industry may result in effects on our business partners and competitors which could affect competition and business strategy within the industry.

Like many other companies operating in the current economic environment, we have evaluated many positions within the company for their contribution and eliminated some management and lower level positions in recent years. Our control structure relies on manual controls at various levels of the organization which require employees with in-depth company knowledge in order to be effective. While this approach seeks to optimize our cost structure, and provides growth opportunities for employees, maintaining a lean organization can limit our flexibility to efficiently handle new strategic initiatives or required changes. In addition, while we have succession plans in place at senior levels of the company, the elimination of overlap of responsibilities at all levels of the organization increases the risks relating to the effect of employee turnover, which could be exacerbated if some sectors of the economy recover more quickly than ours and other companies begin to increase hiring sooner or more extensively than we do.

Adverse weather conditions, natural disasters, crop disease, pests and other natural conditions can impose significant costs and losses on our business.

In the past, weather-related events have significantly affected our results of operations. Although we maintain insurance to cover certain weather-related losses, insurance does not cover all weather-related events and, even when an event is covered, our retention or deductible may be significant. There can be no assurance regarding the extent to which we may be able to pass on uninsured costs in the future. Many theorize that global warming may cause permanent climate changes and/or lead to more frequent or more severe weather conditions or events that could adversely affect our business. In the fourth quarter of 2010, cooler temperatures across Latin American growing regions resulted in lower productivity, which affected all competitors and resulted in lower volumes of fruit available in the market and higher costs.

Bananas, lettuce and other produce can be affected by drought, temperature extremes, hurricanes, windstorms and floods; floods in particular may affect bananas, which are typically grown in tropical lowland areas. Fresh produce is also vulnerable to crop disease and to pests, which may vary in severity and effect, depending on the stage of agricultural production at the time of infection or infestation, the type of treatment applied and climatic conditions. Unfavorable growing conditions caused by these factors can reduce both crop size and crop quality. In extreme cases, entire harvests may be lost. These factors may result in lower sales volume and, in the case of farms we own or manage, increased costs due to expenditures for additional agricultural techniques or agrichemicals, the repair of infrastructure, and the replanting of damaged or destroyed crops. Incremental costs, including transportation, may also be incurred if we need to find alternate short-term supplies of bananas, lettuce or other produce from other growers. For example, as a result of flooding which affected some of our owned farms in 2008 and 2009, we incurred approximately $33 million of higher costs, including logistics costs, related to rehabilitating the farms and procuring replacement fruit from other sources (to the extent it was available). Another example is iceberg lettuce in the Yuma, Arizona region being affected in the first several weeks of 2011 by Sclerotinia, a disease that causes outer leaves of the iceberg lettuce head to wilt, reducing the harvest and increasing costs to secure sufficient supply of iceberg lettuce meeting our food safety standards to fulfill our sales volume commitments.

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

Competitors and industry participants may be affected differently by weather-related events based on the location of their production and supply. Our geographic diversity in banana production and sourcing locations increases the risk that we could be exposed to weather or crop-related events that may affect our operations at any given time, but lessens the risk that any single event would have a material adverse effect on our operations. If adverse conditions are widespread in the industry, they may restrict supplies and lead to an increase in prices for produce needed to meet obligations to customers, particularly in North America, where our typical fixed-price per box contract structures can make it difficult to recover these higher costs.

Our international operations subject us to numerous risks, including the potential imposition of fines or other penalties, which could be substantial, in connection with certain ongoing matters.

We have international operations in countries throughout the world, including in Central America, Europe, the Middle East, China and Africa. These activities are subject to risks inherent in operating in those countries, including government regulation, political and economic stability, currency restrictions, fluctuations and other restraints, import and export restrictions, burdensome taxes, risks of expropriation, threats to employees, political instability, terrorist activities, including extortion, and risks of U.S. and foreign governmental regulation and action in relation to these operations. Under certain circumstances, we (i) might need to curtail, cease or alter our activities in a particular region or country, (ii) might not be able to establish or expand operations in certain countries, and (iii) might be subject to fines or other penalties. For example, for a brief time in 2010, Iran suspended the issuance of import licenses for bananas; although the importers in Iran to whom we sell had sufficient licenses that our imports into Iran were not affected, this type of import and export control could significantly affect our ability to market bananas in, or export bananas from, certain countries. Our ability to deal with these issues may be affected by U.S. or other applicable law. For example, trade restrictions applicable to Iran also require us to obtain licenses from the U. S. government for sales there; these sales are able to be licensed because the products we sell are food staples and the specific parties involved in the sales are cleared by the U.S. government.

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

In addition, we are currently involved in legal proceedings and investigations, described in more detail in Note 19 to the Consolidated Financial Statements, included in Exhibit 13, and under “Item 3 – Legal Proceedings”, involving, among other things, (i) a $25 million financial sanction contained in a plea agreement between us and the U.S. Department of Justice relating to payments made by our former banana-producing subsidiary in Colombia to a paramilitary group in that country which had been designated under U.S. law as a foreign terrorist organization, (ii) additional litigation and investigations relating to the Colombian payments, and (iii) customs proceedings in Italy. In connection with the 2006 plea agreement with the U.S. Department of Justice, we agreed that, during a five-year probationary period, we would not commit any federal, state or local crimes. Accordingly, the commission of any illegal acts in the future could also give rise to liabilities under the plea agreement. Additionally, based on Italian procedural requirements of some of the Italian customs proceedings, we are currently required to make payments on an installment basis as a result of unfavorable rulings that are being appealed. Although these funds will be returned to us with interest if we ultimately prevail on appeal, the level of installment payments could increase significantly if similar unfavorable rulings are received in other cases, and the requirement to pay is not stayed or suspended. Regardless of the outcomes of these matters, we will incur legal and other fees to defend ourselves in all of these proceedings, which in aggregate may have a significant effect on our consolidated financial statements.

As described in Management’s Discussion and Analysis of Financial Condition and Results of Operations– Operations – Banana Segment, included in Exhibit 13, there are pending negotiations of free trade area agreements (“FTAs”) between the EU and certain Latin American countries. There is no way of yet knowing what banana measures will finally be approved in these FTAs, when or whether the FTAs will be implemented and what, if any, effect they will have on our operations.

Fluctuations in currency exchange rates may adversely impact our financial results.

Our international operations involve a variety of currencies, with our most significant exposure being to the euro. Both sales and local selling and transportation costs in our core European markets are in euros and other major European currencies. We also have significant operations in Latin America that result in costs in those local currencies; however, our banana and other produce purchase contracts are typically in U.S. dollars. Because produce purchase contracts are typically denominated in U.S. dollars, and produce in Europe and the Middle East typically is sold on the basis of weekly price quotes, local selling prices fluctuate partially as a result of currency exchange fluctuations. There can be no assurance that we can increase our local pricing to offset any unfavorable currency exchange fluctuations, such as the euro weakening against the U.S. dollar.

We reduce currency exchange risk from sales originating in currencies other than the U.S. dollar by exchanging local currencies for dollars promptly upon receipt. We may further reduce our currency exposure for these sales by purchasing hedging instruments to hedge the dollar value of our estimated net euro cash flow exposure up to 18 months into the future if we believe the cost-benefit is favorable. However, hedging activities cannot eliminate any long-term risk of currency exposure, and while we enter into hedging transactions only with highly-rated financial institutions, there can be no assurance that these institutions will be able to honor their contractual commitments if there were a major disruption in the financial markets.

Our operations and products are regulated in the areas of food safety and protection of human health and the environment.

Our worldwide operations and products are subject to inspections by environmental, food safety, health and customs authorities and to numerous governmental regulations, including those relating to the use and disposal of agrichemicals, the documentation of food shipments, the traceability of food products, and labeling of our products for consumers, all of which involve compliance costs. Changes in regulations or laws in the past have required, and in the future may require, operational modifications or capital improvements at various locations. For example, the United States has recently enacted a new food safety law, the Food Safety Modernization Act (the “Act”). Although we believe that our food safety standards exceed those prescribed by the Act, implementing regulations have not yet been issued and may require us to make changes to our processes and procedures that could require us to incur unanticipated costs. If violations occur, regulators can impose fines, penalties and other sanctions. In some circumstances, we may decide or be required to recall a product if we or regulators believe it poses a potential risk. For example, we had three separate occasions in 2010 where we voluntarily recalled certain lettuce products, as a precaution, although none of the recalls arose from or resulted in any human injury. Although we maintain insurance to cover certain recall losses, this insurance does not cover all events and, even when an event is covered, our retention or deductible may be significant. The costs of these modifications and improvements and of any fines, penalties and recalls could be substantial.

We maintain extremely high food safety standards and although we continue to invest in food safety improvements, no precaution can completely eliminate food safety risks from fresh produce. We are making significant investments to complete the conversion of all of our facilities to use our new FreshRinse™ technology. There can be no assurance that we will be able to implement this process in all of our facilities timely and effectively, that we will be able to market our products using this technology at prices that will cover the costs of the investment, that the food safety benefits will be realized and recognized when implemented commercially, or that we will be able to successfully license the technology on commercially agreeable terms to other industry participants and in other industries.

We can be adversely affected by actions of regulators or if consumers lose confidence in the safety and quality of certain food products or ingredients, even if our products are not implicated. As a result, we may also elect or be required to incur additional costs aimed at increasing consumer confidence in the safety of our products.

Our worldwide operations are subject to numerous other laws and governmental regulations, including laws regarding matters such as bribery and improper payments, regulation of competition, and labor and employment. There is also a risk that legal or regulatory requirements will be changed or that administrative and enforcement policies will change. We believe we are substantially in compliance with applicable regulations. However, actions by regulators in the past have required, and in the future may require, operational modifications or capital improvements at various locations. In addition, if violations occur, regulators can impose fines, penalties and other sanctions. The costs of these modifications, improvements, fines and penalties could be substantial. In addition, we have been and may in the future be subject to private lawsuits alleging that our operations caused personal injury or property damage.

Our level of indebtedness and the financial covenants in our debt agreements could adversely affect our ability to execute our growth strategy or to react to changes in our business, and we may be limited in our ability to use debt to fund future capital needs.

Even though we have reduced our debt in the past four years, our level of indebtedness continues to be significant; as of December 31, 2010, we had $699 million principal amount of debt outstanding. Most of our indebtedness is issued under debt agreements that (1) require continuing compliance with financial maintenance and other covenants and (2) limit our ability to borrow additional funds due to both limits under our financial covenants and the amount that others may be willing to lend us. Our ability to comply with these provisions will be affected by our operating results and cash flow, which may be affected by events beyond our control. If there were an event of default under one of our debt instruments and we were unable to obtain a waiver or amendment, or if we had a change of control or ratings decline, the holders of the affected debt could cause all amounts outstanding with respect to that debt, as well as other debt with cross-default provisions, to be due and payable immediately. Our assets or cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default, and there is no guarantee that we would be able to repay, refinance or restructure the payments on those debt securities or avoid the loss of affected leases and other contracts. Certain leasing and other contractual arrangements also could be affected.

We have low debt service obligations until 2014 and our operations have generated significant positive cash flow in recent years, but if our cash flow were to significantly decline for any reason including those beyond our control, it might: (1) increase our vulnerability to adverse economic or industry conditions; (2) limit our flexibility in planning for, or reacting to, changes in our business or industry; (3) limit our ability to make strategic acquisitions and investments or to introduce new products or services; (4) limit our ability to make capital expenditures; and (5) place us at a competitive disadvantage relative to competitors that have less debt or greater financial resources.

Reliance on third-party relationships and outsourcing arrangements could adversely affect our business; establishment of new outsourcing relationships, and new company operations and offices, may involve risks as new organizations become familiar with their responsibilities.

We rely on independent growers to produce a significant amount of our bananas and all of our lettuce and other produce. For ocean transportation of fresh produce from Central and South America, we rely on third party shippers, who are also responsible for maintaining the ships to avoid mechanical breakdowns and repairing any damage to them. We enter into short-term contracts with third parties to provide ground transportation, customs clearance, production of some of our value-added snacks and a variety of administrative services. For example, we have various arrangements with third parties to provide payroll processing for all North American employees and to perform transaction processing, accounts payable, and other “back office” operations for most worldwide operations. Although our arrangements with third parties may lower operating costs, provide expertise that might not be available among company employees and free up capital resources for other purposes, they reduce our direct control over the applicable production, distribution and some administrative activities; in addition, they could increase the time and effort we spend on maintaining our financial controls. New service providers may require time to fully understand certain aspects of our business needs and service requirements. Some third party providers have operations in developing countries where there are geopolitical uncertainties that may also affect us as a result of these arrangements.

We may also be affected by trends in our service providers’ industries, such as consolidation, regulation or changing business models. For example, there is a macro trend in the shipping industry towards containerized shipping and away from refrigerated cargo ships, both of which have different cost structures and infrastructure requirements. Such changes could require us to also adapt our business strategies or to seek alternate third party providers. There also can be no assurance that our third party providers will continue to provide the level of services we require, will continue to perform their obligations in a timely manner and will partner creatively with us in the future as our business and operational needs evolve. The cost efficiencies we seek may not be realized, and inefficiencies or quality control issues could affect our relationships with customers or other suppliers of goods and services. If our ability or our joint venture partners’ ability to bring products to market or service customer accounts were adversely affected, our reputation and business could suffer.

Labor issues can increase our costs or disrupt our operations; pressure to increase union representation could adversely affect our operations; and changes in immigration laws could impact the availability of produce purchased from third-party suppliers.

Most of our employees working in Central America are covered by labor contracts. Contracts covering approximately 4,000 employees will expire during 2011 and/or are currently under negotiation. Under applicable laws, employees are required to continue working under the terms of the expired contract. Approximately one-half of our Fresh Express employees, all of whom work in the United States, are covered by labor contracts; one of these contracts expires by the end of 2011. There can be no assurance that we will be able to successfully renegotiate our labor contracts on commercially reasonable terms as they expire or that we will be able to pass on increased costs to our customers.

We are exposed to the risks of strikes or other labor-related actions in both our owned operations and those of independent growers or service providers supplying us. Labor stoppages and strikes may result in increased costs and, in the case of agricultural production, decreased crop quality. When prolonged strikes or other labor actions occur in agricultural production, growing crops may be significantly damaged or rendered un-harvestable as a result of the disruption of irrigation, disease and pest control and other agricultural practices. In addition, our non-union workforce, particularly in our salads and healthy snacks business in the U.S., has been subject to union organization efforts from time to time, and we could be subject to future unionization efforts. While we respect freedom of association, increased unionization of our workforce could lead to increases in our operating costs and/or constraints on our operating flexibility.

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

We are subject to the risk of product liability claims; claims or other events or rumors relating to the “Chiquita” or “Fresh Express” brands could significantly affect our business.

The sale of food products for human consumption involves the risk of injury to consumers. While we believe we have implemented practices and procedures in our operations to promote high-quality and safe food products, we cannot be sure that consumption of our products will not cause a health-related illness or injury in the future or that we will not be subject to claims or lawsuits relating to such matters. In addition to bananas and value-added salads, our healthy snacking and bottled juice products and our fresh juice bars subject us to risks relating to food safety and product liability. Even as we improve our food safety practices, there can be no assurance that we will not have claims or events that will affect our reputation; no precaution can completely eliminate food safety risks from fresh produce.

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

Consumers and institutions associate the “Chiquita” and “Fresh Express” trademarks and related brands with high-quality and safe food products, as well as responsible business practices, which are an integral part of our business. We have licensed the Chiquita brand to several third parties including our joint venture related sellers over whom we have limited control, and acts or omissions by these third parties can reflect on our products and our business. Any events, rumors or negative publicity regarding the quality and safety of our food products or our business practices, even if baseless or are the result of actions against others in our industry, may adversely affect the value of our brand names and the demand for our products.

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

Risks relating to innovation:

In the area of innovation, we must be able to develop new processes, products and enhance existing products that appeal to consumers and customers. Some products such as Gourmet Café salads, Chiquita to Go bananas and healthy snacking products may be sold through channels other than traditional grocery retail, including convenience stores. These customers may require different services and, in some cases, different supply chain management. We must be able to grow these products to scale and sustain them long enough for them to achieve profitability. This depends, in part, on the technological and creative skills of our personnel and on our ability to protect our intellectual property rights in both proprietary technology and our brands. We may not be successful in the development, introduction, marketing and sourcing of new products, or innovations to existing products, that satisfy customer needs, achieve market acceptance or generate satisfactory financial returns. An example is our FreshRinse innovation, described above.

Risks relating to acquisitions, investments and strategic alliances:

We may not identify suitable acquisitions, investments or strategic alliances or complete them on terms that are satisfactory to us. If completed, we may be unable to successfully integrate an acquired company’s personnel, assets, management systems and technology. The benefits expected from an acquisition may not materialize and could be adversely affected by numerous factors, such as regulatory developments, industry events, general economic conditions, increased competition and the loss of existing key personnel or customers. We may not have control over decisions made by a strategic alliance partner, and it could be difficult for us to exit or restructure an alliance if we desire to do so. Where we do have strategic alliances, such as Danone Chiquita Fruits SAS, that is a joint venture between Danone and us to produce and market Chiquita-branded fruit smoothies in Europe, we work with our partners to align our business objectives, and any inability to do so may negatively affect the profitability of the joint venture or the Chiquita brand.

We have a significant amount of goodwill and other intangible assets on our balance sheet; a substantial impairment of our goodwill or other intangible assets may adversely affect our financial statements.

As of December 31, 2010, we had approximately $741 million of intangible assets such as goodwill and trademarks on our balance sheet, the value of which depend on a variety of factors, including the success of our business, earnings growth and market conditions. Accounting standards require us to review goodwill and trademarks at least annually for impairment, and more frequently if impairment indicators are present. We recorded an impairment charge in 2008 relating to goodwill at Fresh Express based on changes in the industry and our operating results. There can be no assurance that future reviews of our goodwill, trademarks and other intangible assets will not result in additional impairment charges. Although it does not affect cash flow or our compliance under the company’s current credit facility, an impairment charge does decrease our net income and shareholders’ equity.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2010, we owned more than 36,000 acres and leased approximately 21,000 acres of improved land, principally in Costa Rica, Panama, Honduras and Guatemala, primarily for the cultivation of bananas and support activities. We lease the land for our Bocas division on the Caribbean coast of Panama from the Republic of Panama. The initial 20-year lease term expires at the end of 2017 and has two consecutive 12-year extension periods. We can cancel the lease at any time with three years’ prior notice; the Republic of Panama has the right not to renew the lease at the end of the initial term or any extension period, provided that it gives four years’ prior notice. We also own warehouses, power plants, packing stations, irrigation systems and port loading and unloading facilities used in connection with our banana operations.

We charter eleven ships that serve our core ocean shipping needs on a long-term basis. The ships are refrigerated cargo ships that are highly specialized, in both size and technology, for international trade in bananas and other refrigerated products. These ships are being chartered from two global shipping operators through 2014, with options for up to an additional five years. We also have chartered thirteen additional vessels: four through 2011, and nine through 2012. The remainder of our shipping needs, which is approximately 10% of the total, is chartered on a spot basis.

In our Salads and Healthy Snacks segment, we have seven processing/distribution plants located in California, Georgia, Illinois, Pennsylvania and Texas. We believe these facilities have capacity for the company’s planned growth for at least the next several years.

We lease the space for our headquarters in Cincinnati, Ohio. Our subsidiaries in Europe and the United States also own and lease warehouses, ripening facilities, distribution facilities, office space and other properties in connection with their operations. We also own or lease several administrative facilities in Latin America.

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

Chiquita Brands L.L.C (“CBL”), our main operating subsidiary, directly or indirectly owns substantially all our business operations and assets, and directly or indirectly owns substantially all of our trademarks. Substantially all U.S. assets of CBL and its subsidiaries are pledged to secure CBL’s senior secured credit facility. The credit facility is also secured by liens on CBL’s trademarks, a guarantee by CBII secured by a pledge of CBL’s equity, and pledges of stock of and guarantees by various CBL subsidiaries worldwide. See Note 10 to the Consolidated Financial Statements included in Exhibit 13 for a more complete description of the credit facility.

ITEM 3.	LEGAL PROCEEDINGS

Information included in Note 19 to the Consolidated Financial Statements included in Exhibit 13, including the descriptions of the European Competition Law Investigation, the Colombia-Related Matters and the Italian Customs Matters is incorporated herein by reference.

PERSONAL INJURY CASES

Over the last 20 years the company has been named—along with manufacturers of DBCP and other banana producing companies—as a defendant by thousands of plaintiffs alleging sterility and other injuries as a result of exposure to DBCP. There currently are approximately 830 claims still pending against Chiquita, most of them in Superior Court of California, Los Angeles County. The claims of approximately 2,000 Panama residents and 600 Costa Rica residents previously pending in the Superior Court of California, Los Angeles County, have been dismissed giving those plaintiffs permission to re-file in Michigan or Costa Rica, respectively. The Panama residents have appealed the decision to dismiss their claims in California. For a number of reasons, including those listed below, the company does not believe that it will incur a material loss as a result of these claims: (i) the vast majority of these plaintiffs have come forward with no evidence of exposure at any facility owned or operated by Chiquita, (ii) the fact that the company used DBCP commercially only from 1973 to 1977 while it was registered for use by the U.S. Environmental Protection Agency (“EPA”), (iii) the company discontinued the use of DBCP two years before it was banned by the EPA, and (iv) the company previously settled DBCP claims with the great preponderance of workers whom it believed could have meritorious claims.

For more than 20 years, a number of claims have been filed against the company on behalf of merchant seamen or their personal representatives alleging injury or illness from exposure to asbestos while employed as seamen on company-owned ships at various times from the mid-1940s until the mid-1970s. The claims are based on allegations of negligence and unseaworthiness. In these cases, the company is typically one of many defendants, including manufacturers and suppliers of products containing asbestos, as well as other ship owners. Seven of these cases are pending in state courts in various stages of activity. Over the past twelve years, 26 state court cases have been settled and 43 state court cases have been resolved without any payment. In addition to the state court cases, there are approximately 4,000 federal court cases that are currently inactive (known as the “MARDOC” cases). The MARDOC cases are managed under the supervision of the U.S. District Court for the Eastern District of Pennsylvania (the “Federal Court”). In 1996, the Federal Court administratively dismissed all then-pending MARDOC cases without prejudice for failure to provide evidence of asbestos-related disease or exposure to asbestos. Under this order, all MARDOC cases subsequently filed against the company also were administratively dismissed. Recently the Court has begun to reinstate some of the MARDOC cases, and to date, 44 MARDOC cases have been reinstated against the company. Twelve of these cases have been dismissed without any settlement payment. It is expected that the Court will activate more cases during 2011 and that a considerable number ultimately will be dismissed without payment. As a matter of law, punitive damages are not recoverable in seamen’s asbestos cases. Although the company has very little factual information with which to evaluate these maritime asbestos claims, management does not believe, based on information currently available to it and advice of counsel, that these claims will, individually or in the aggregate, have a material adverse effect on the Consolidated Financial Statements of the company.

A number of other legal actions are pending against the company. Based on information currently available to the company and on advice of counsel, management does not believe these other legal actions will, individually or in the aggregate, have a material adverse effect on the Consolidated Financial Statements of the company.

Regardless of the outcomes, the company has paid, and will likely continue to incur, significant legal and other fees to defend itself in the proceedings described in Note 19 to the Consolidated Financial Statements included in Exhibit 13, and incorporated herein by reference under European Competition Law Investigation and Columbia Related Matters, where unfavorable outcomes could be material to our results of operations or financial position.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 23, 2011, there were 1,156 common shareholders of record. Our common stock is traded on the New York Stock Exchange. Information concerning restrictions on our ability to declare and pay dividends on the common stock, the amount of common stock dividends declared, and price information for the common stock is contained in Notes 10, 17 and 21, respectively, to the Consolidated Financial Statements included in Exhibit 13. This information is incorporated herein by reference.

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

The Consolidated Financial Statements of Chiquita Brands International, Inc., included in Exhibit 13 and including “Quarterly Financial Data” in Note 21 to the Consolidated Financial Statements, are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic filings with the SEC is (a) accumulated and communicated to our management in a timely manner and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of December 31, 2010, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of that date.

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rule 13a-15(f). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. As a result of this assessment, our management has concluded that, as of December 31, 2010, our internal control over financial reporting was effective based on the criteria in Internal Control – Integrated Framework. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in internal control over financial reporting

We also maintain a system of internal accounting controls, which includes internal control over financial reporting, that is designed to provide reasonable assurance that our financial records can be relied upon for preparation of our consolidated financial statements in accordance with generally accepted accounting principles in the United States and that our assets are safeguarded against loss from unauthorized use or disposition. Based on an evaluation by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, during the quarter ended December 31, 2010, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of independent registered public accounting firm

The Audit Committee of our Board of Directors engaged PricewaterhouseCoopers LLP, an independent registered public accounting firm, to audit our 2010 financial statements and our internal control over financial reporting and to express opinions thereon. The scope of the audits is set by PricewaterhouseCoopers following review and discussion with the Audit Committee. PricewaterhouseCoopers has full and free access to all of our records and personnel in conducting its audits. Representatives of PricewaterhouseCoopers meet regularly with the Audit Committee, with and without members of our management present, to discuss their audit work and any other matters they believe should be brought to the attention of the Audit Committee. PricewaterhouseCoopers has issued opinions on our 2010 consolidated financial statements and the effectiveness of our internal control over financial reporting. Their report is included in the Consolidated Financial Statements included in Exhibit 13.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information relating to our executive officers below, which is as of February 23, 2011, the information required by this Item 10 is incorporated herein by reference from the applicable information set forth in “Election of Directors,” “Information About the Board of Directors and Its Committees” and “Security Ownership of Directors and Executive Officers – Section 16(a) Beneficial Ownership Reporting Compliance” which will be included in our definitive Proxy Statement to be filed with the SEC in connection with our 2011 Annual Meeting of Shareholders, and “Item 1 – Business – Additional Information.”

Executive Officers of the Registrant

Fernando Aguirre (age 53) has been our President and Chief Executive Officer and a director since January 2004 and our Chairman since May 2004. Prior to joining us, Mr. Aguirre had served The Procter & Gamble Company (“P&G”), a manufacturer and distributor of consumer products, in various capacities for more than 20 years including in an executive capacity with P&G’s Global Snacks and U.S. Food Products business units. Mr. Aguirre is also a director of Levi Strauss & Co.

Michael J. Burness (age 48) has been our Vice President Global Quality and Food Safety since September 2008. Prior to joining us, he served as Director of Manufacturing Quality Support of PepsiCo, Inc. from September 2007 to July 2008 and as Director, Quality Support from October 2005 – September 2007. Prior to that Mr. Burness served PepsiCo, Inc. in various quality assurance positions since 2000.

Kevin R. Holland (age 49) has been our Senior Vice President and Chief People Officer since October 2007. From October 2005 to October 2007 Mr. Holland served as our Senior Vice President, Human Resources. Prior to joining us, he served as Chief People Officer of Coors Brewing Company, the primary U.S. operating subsidiary of Molson Coors Brewing Co., from 2003 to June 2005.

Joseph M. Huston (age 39) has been our President, North America since January 2011. From January 2009 to December 2010 Mr. Huston served as our Vice President of Salad Healthy Snacking and Vegetable Ingredients and from March 2007 to January 2009 he served as Vice President and Managing Director of our United Kingdom and Ireland operations. Mr. Huston served as our Vice President, Marketing including innovation, from 2004 to March 2007. Prior to joining us, Mr. Huston served P&G in various capacities for more than 11 years.

Brian W. Kocher (age 41) has been our President, Europe and Middle East since January 2011. He served as our President, North America from October 2007 to December 2010. Mr. Kocher served as our Chief Accounting Officer from April 2005 to February 2008 and as our Vice President and Controller from April 2005 to October 2007. Prior to joining us, Mr. Kocher worked in senior sales and accounting roles for more than 10 years at several companies, including Hill-Rom, Inc., which, at the time was a subsidiary of Hillenbrand Industries, Inc. and General Electric Capital Corp., a subsidiary of General Electric Company.

Manuel Rodriguez (age 61) has been our Senior Vice President, Government and International Affairs and Corporate Responsibility Officer since March 2005. He was our Senior Vice President, Government and International Affairs from 2004 to March 2005. He has served us in various legal, government affairs and labor relations capacities since 1980.

Michael B. Sims (age 52) has been our Senior Vice President and Chief Financial Officer since August 2009. He served as our Vice President, Corporate Development and Treasurer from November 2007 to August 2009 and our Vice President, Corporate Development from May 2006 to November 2007. Mr. Sims has served us in various capacities since 1988, including as our Vice President Finance and Administration – Europe from 1999 to May 2006.

James E. Thompson (age 50) has been our Senior Vice President, General Counsel and Secretary since March 2007. He was our Senior Vice President, General Counsel and Secretary and Chief Compliance Officer from July 2006 to March 2007 and from April 2006 to June 2006 served as our Senior Vice President and Chief Compliance Officer. From 2002 to April 2006, Mr. Thompson was Group Vice President, General Counsel and Secretary at McLeodUSA, Inc., a telecommunications service provider.

Tanios Viviani (age 49) has been our President, Global Innovation & Emerging Markets and Chief Marketing Officer since October 2007. From July 2005 to October 2007 he was our President of the Fresh Express group and from 2004 to July 2005 he was our Vice President, Fresh Cut Fruit. Prior to joining us, Mr. Viviani had served P&G in various capacities and locations for 15 years.

Waheed Zaman (age 50) has been our Senior Vice President, Product Supply Organization since October 2007. He was our Senior Vice President, Supply Chain and Procurement from September 2006 to October 2007 and from December 2005 to September 2006 he was our Senior Vice President, Supply Chain, Procurement and Chief Information Officer. He has been with us since 2004 and prior to joining us, Mr. Zaman had served P&G in various information technology capacities for more than 15 years.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from the applicable information set forth in “Information About the Board of Directors and Its Committees,” “Compensation of Executive Officers” and “Compensation of Directors” which will be included in Chiquita’s definitive Proxy Statement to be filed with the SEC in connection with the 2011 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference from the applicable information set forth in “Security Ownership of Chiquita’s Principal Shareholders,” “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” which will be included in Chiquita’s definitive Proxy Statement to be filed with the SEC in connection with the 2011 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference, if any, from the applicable information set forth in “Other Information – Related Person Transactions” and “Information About the Board of Directors and Its Committees” which will be included in Chiquita’s definitive Proxy Statement to be filed with the SEC in connection with the 2011 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the applicable information set forth in “Other Information – Chiquita’s Independent Registered Public Accounting Firm” which will be included in Chiquita’s definitive Proxy Statement to be filed with the SEC in connection with the 2011 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements. The following Consolidated Financial Statements of the company and accompanying Report of Independent Registered Public Accounting Firm are included in Exhibit 13:

2. Financial Statement Schedules. Financial Statement Schedules I—Condensed Financial Information of Registrant and II—Consolidated Allowance for Doubtful Accounts Receivable and Consolidated Change in Tax Valuation Allowance are included on pages 29 through 32 and page 33, respectively, of this Annual Report on Form 10-K. All other schedules are not required under the related instructions or are not applicable. The report of the independent registered public accounting firm on these financial statement schedules for the years ended 2010, 2009 and 2008 is included on page 28 and the respective consent is attached as Exhibit 23.1.

3. Exhibits. See Index of Exhibits (pages 34 through 38) for a listing of all exhibits to this Annual Report on Form 10-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 4, 2011.

CHIQUITA BRANDS INTERNATIONAL, INC.

By	/s/ Fernando Aguirre
Fernando Aguirre
Chairman of the Board, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below as of March 4, 2011:

/s/ Fernando Aguirre	Chairman of the Board, President and Chief
Fernando Aguirre	Executive Officer (Principal Executive Officer)

Kerrii B. Anderson*	Director
Kerrii B. Anderson

Howard W. Barker, Jr.*	Director
Howard W. Barker, Jr.

William H. Camp*	Director
William H. Camp

Robert W. Fisher*	Director
Robert W. Fisher

Dr. Clare M. Hasler-Lewis*	Director
Dr. Clare M. Hasler-Lewis

Jaime Serra*	Director
Jaime Serra

Steven P. Stanbrook*	Director
Steven P. Stanbrook

/s/ Michael B. Sims	Senior Vice President and Chief Financial
Michael B. Sims	Officer (Principal Financial Officer)

/s/ Lori A. Ritchey	Vice President, Controller and Chief Accounting
Lori A. Ritchey	Officer (Principal Accounting Officer)

* By	/s/ Lori A. Ritchey
Attorney-in-Fact**

**	By authority of powers of attorney filed with this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedules

To the Board of Directors of

Chiquita Brands International, Inc.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated March 4, 2011 appearing in the 2010 Annual Report to Shareholders of Chiquita Brands International, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Cincinnati, OH
March 4, 2011

CHIQUITA BRANDS INTERNATIONAL, INC. – PARENT COMPANY ONLY

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In thousands)

Condensed Balance Sheets

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and equivalents	$—	$—
Other current assets	380	970

Total current assets	380	970

Investments in and accounts with subsidiaries	1,380,600	1,292,845
Other assets	27,576	23,354

Total assets	$1,408,556	$1,317,169

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt due within one year	$—	$—
Accounts payable and accrued liabilities	25,789	31,013

Total current liabilities	25,789	31,013

Long-term debt:
7 1/2% Senior Notes, due 2014	156,438	167,083
8 7/8% Senior Notes, due 2015	177,015	179,185
4.25% Convertible Notes, due 2016	134,761	127,138
Long-term debt due to subsidiary	141,547	128,732
Other liabilities	33,018	23,715

Total liabilities	668,568	656,866

Commitments and contingencies

Shareholders’ equity	739,988	660,303

Total liabilities and shareholders’ equity	$1,408,556	$1,317,169

CHIQUITA BRANDS INTERNATIONAL, INC. – PARENT COMPANY ONLY

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In thousands)

Condensed Statements of Operations

	2010	2009	2008
Net sales	$—	$—	$—
Selling, general and administrative[1]	(53,363)	(60,123)	(55,095)
Equity in earnings (losses) of subsidiaries[2]	163,413	208,169	(216,928)

Operating income (loss)	110,050	148,046	(272,023)

Interest expense[1]	(43,010)	(49,296)	(54,750)
Interest expense to subsidiary	(11,030)	(7,935)	(1,666)
Other income (expense), net[1]	(255)	(724)	(2,156)

Income (loss) before income taxes	55,755	90,091	(330,595)
Income tax benefit	1,600	400	1,900

Net income (loss)	$57,355	$90,491	$(328,695)

[1]	Reclassifications were made for comparative purposes.

[2]	Amounts presented for 2008 include a $375 million ($374 million after-tax) goodwill impairment charge in the Salads and Healthy Snacks segment of Chiquita Brands L.L.C., the main operating subsidiary.

(In thousands)

Condensed Statements of Cash Flow

	2010	2009	2008
Cash flow from operations	$—	$(4)	$(12,400)

Investing
Investments in subsidiaries	—	—	(193,434)

Cash flow from investing	—	—	(193,434)

Financing
Issuances of long-term debt	—	—	200,000
Deferred financing fees for long-term debt	—	—	(6,566)
Proceeds from exercise of stock options/warrants	—	4	12,400

Cash flow from financing	—	4	205,834

Change in cash and equivalents	—	—	—
Balance at beginning of period	—	—	—

Balance at end of period	$—	$—	$—

CHIQUITA BRANDS INTERNATIONAL, INC. – PARENT COMPANY ONLY

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Notes to Condensed Financial Information of Registrant

1.	All cash is owned and managed by Chiquita Brands L.L.C. (“CBL”), the main operating subsidiary of the company, acting as agent for Chiquita Brands International, Inc. (“CBII”).

2.	For purposes of these condensed financial statements, CBII’s investments in its subsidiaries are accounted for by the equity method.

3.	In September 2006, the board of directors suspended the payment of dividends. Any future payments of dividends would require approval of the board of directors. CBL’s credit facility places customary limitations on the ability of CBL and its subsidiaries to make loans, distributions or other transfers to CBII. However, payments to CBII are permitted: (i) for all routine operating expenses in connection with the company’s normal operations and to fund certain liabilities of CBII, including interest payments, whether or not any event of default exists or is continuing and (ii) subject to no continuing event of default and compliance with the financial covenants, for other financial needs, including (A) payment of dividends and distributions to shareholders and (B) repurchases of common stock.

4.	On February 12, 2008, CBII issued $200 million of 4.25% convertible senior notes due 2016 (“Convertible Notes”) for approximately $194 million of net proceeds, which were used to repay subsidiary debt. The Convertible Notes pay interest semiannually at a rate of 4.25% per annum, beginning August 15, 2008. The Convertible Notes are unsecured, unsubordinated obligations of CBII and rank equally with other existing CBII debt and any other unsecured, unsubordinated indebtedness CBII may incur.

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

5.	The company’s Convertible Notes are required to be accounted for in two components: (i) a debt component included in “Long-term debt” recorded at the estimated fair value upon issuance of a similar debt instrument without the debt-for-equity conversion feature; and (ii) an equity component included in “Shareholders’ equity” representing the estimated fair value of the conversion feature at the date of issuance. This separation results in the debt being carried at a discount compared to the principal. This discount is then accreted to the carrying value of the debt component using the effective interest rate method over the expected life of the Convertible Notes (through the maturity date). The effective interest rate on the debt component for each of the years ended December 31, 2010, 2009 and 2008 was 12.50%.

Debt and equity components of the Convertible Notes are as follows:

	December 31,
(In thousands)	2010	2009
Principal amount of debt component	$200,000	$200,000
Unamortized discount	(65,239)	(72,862)

Net carrying amount of debt component	$134,761	$127,138

Equity component	$84,904	$84,904
Issuance costs and income taxes	(3,210)	(3,210)

Equity component, net of issuance costs and income taxes	$81,694	$81,694

Interest expense related to the Convertible Notes was as follows:

	December 31,
(In thousands)	2010	2009	2008
4.25% coupon interest	$8,500	$8,500	$7,508
Amortization of deferred financing fees	469	505	431
Amortization of discount on the debt component	7,623	6,753	5,289

	$16,592	$15,758	$13,228

6.

In 2010, CBL repurchased $11 million of the 7 1/2% Senior Notes and $2 million of the 8 7/8% Senior Notes in the open market at a small discount. In 2009, CBL repurchased $28 million of the 7 1/2% Senior Notes and $9 million of the 8 7/8% Senior Notes at a small discount. In 2008, CBL repurchased $55 million principal amount of 7 1/2% Senior Notes and $36 million principal amount of 8 7/8% Senior Notes at a discount in the open market (see Note 10 to the Consolidated Financial Statements included in Exhibit 13). These repurchased Senior Notes are being held by CBL as permitted investments under the terms of its senior secured credit facility. Although CBL does not intend to resell any of the Senior Notes purchased, the Senior Notes were not retired and therefore are included on the Condensed Balance Sheets as “Long-term debt due to subsidiary.” In addition, CBII separately reports interest expense paid or due to CBL on the Condensed Statements of Operations as “Interest expense to subsidiary.” These amounts are eliminated in consolidation in the Consolidated Financial Statements included in Exhibit 13.

CHIQUITA BRANDS INTERNATIONAL, INC.

SCHEDULE II – CONSOLIDATED ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

(In thousands)

	2010	2009	2008
Balance at beginning of period	$9,619	$9,132	$10,579

Additions:
Charged to costs and expenses	2,161	2,918	966

	2,161	2,918	966

Deductions:
Write-offs	1,651	2,444	1,135
Foreign exchange and other, net	632	(13)	1,278

	2,283	2,431	2,413

Balance at end of period	$9,497	$9,619	$9,132

SCHEDULE II – CONSOLIDATED CHANGE IN TAX VALUATION ALLOWANCE

(In thousands)

	2010	2009	2008
Balance at beginning of period	$244,915	$239,941	$203,363

Additions:
U.S. net deferred tax assets	—	—	30,485
Foreign net deferred tax assets	—	25,738	49,442
Prior year U.S. NOL adjustments	558	4,240	3,242

	558	29,978	83,169

Deductions:
U.S. net deferred tax assets	13,876	18,489	—
Convertible debt	—	—	28,633
Foreign net deferred tax assets	18,529	—	—
Prior year foreign NOL adjustments	10,125	6,515	17,958

	42,530	25,004	46,591

Balance at end of period	$202,943	$244,915	$239,941

CHIQUITA BRANDS INTERNATIONAL, INC.

Index of Exhibits

As explained in more detail in Item 15, readers should note that exhibits are included to provide information about the terms of the agreements and are not intended to provide information about the parties to those agreements.

Exhibit Number	Description
*+2.1	Sale and Purchase Agreement dated as of May 13, 2008 by and among Hameico Fruit Trade, GmbH with the acknowledgment of Chiquita Brands International, Inc., and Univeg Fruit & Vegetable N.V., with the acknowledgment of De Weide Blik N.V. (Exhibit 2.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

*3.1	Third Restated Certificate of Incorporation (Exhibit 1 to Form 8-A filed March 12, 2002)

*3.2	Restated Bylaws, as amended through September 21, 2007. (Exhibit 3.1 to Current Report on Form 8-K filed September 27, 2007)

*4.1	Indenture, dated as of September 28, 2004, between Chiquita Brands International, Inc. and LaSalle Bank National Association, as trustee, relating to $250 million aggregate principal amount of 7 1/2% Senior Notes due 2014. (Exhibit 4.1 to Current Report on Form 8-K filed September 30, 2004)

*4.2	First Supplemental Indenture, dated as of February 4, 2008, between Chiquita Brands International, Inc. and LaSalle Bank National Association, as trustee, relating to $250 million aggregate principal amount of 7 1/2% Senior Notes due 2014. (Exhibit 4.1 to Current Report on Form 8-K filed February 12, 2008)

*4.3	Instrument of Resignation, Appointment and Acceptance, dated as of January 20, 2009, between Chiquita Brands International, Inc., Bank of America, N.A., as successor by merger to LaSalle Bank National Association, and Wells Fargo Bank, National Association, relating to $250 million aggregate principal amount of 7 1/2% Senior Notes due 2014. (Exhibit 4.6 to Annual Report on Form 10-K for the year ended December 31, 2008)

*4.4	Indenture, dated as of June 28, 2005, between Chiquita Brands International, Inc. and LaSalle Bank National Association, as trustee, relating to $225 million aggregate principal amount of 8 7/8% Senior Notes due 2015. (Exhibit 4.1 to Current Report on Form 8-K filed March 8, 2005)

*4.5	Instrument of Resignation, Appointment and Acceptance, dated as of January 20, 2009, between Chiquita Brands International, Inc., Bank of America, N.A., as successor by merger to LaSalle Bank National Association, and Wells Fargo Bank, National Association, relating to $225 million aggregate principal amount of 8 7/8% Senior Notes due 2015. (Exhibit 4.8 to Annual Report on Form 10-K for the year ended December 31, 2008)

*4.6	Indenture, dated as of February 1, 2008, between Chiquita Brands International, Inc. and LaSalle Bank National Association, as trustee, relating to $200 million aggregate principal amount of 4.25% Convertible Senior Notes due 2016. (Form of indenture filed as Exhibit 4.1 to Registration Statement on Form S-3 filed March 8, 2005)

*4.7	First Supplemental Indenture, dated as of February 12, 2008, between Chiquita Brands International, Inc. and LaSalle Bank National Association, as trustee, containing the terms of $200 million aggregate principal amount of 4.25% Convertible Senior Notes due 2016. (Exhibit 4.2 to Current Report on Form 8-K filed February 12, 2008)

*4.8	Instrument of Resignation, Appointment and Acceptance, dated as of January 20, 2009, between Chiquita Brands International, Inc., Bank of America, N.A., as successor by merger to LaSalle Bank National Association, and Wells Fargo Bank, National Association, relating to $200 million aggregate principal amount of 4.25% Convertible Senior Notes due 2016. (Exhibit 4.11 to Annual Report on Form 10-K for the year ended December 31, 2008)

*10.1	Stock Purchase Agreement dated June 10, 2004, among Chiquita International Limited, Chiquita Brands L.L.C. and Invesmar Limited, an affiliate of C.I. Banacol S.A. (Exhibit 99.2 to Current Report on Form 8-K filed June 14, 2004)

*10.2	Plea Agreement among Chiquita Brands International, Inc., the United States Attorney’s Office for the District of Columbia and the National Security Division of the Department of Justice, as of March 19, 2007 accepted by the United States District Court for the District of Columbia on September 17, 2007. (Exhibit 10.1 to Current Report on Form 8-K filed March 20, 2007)

*+10.3	Master Agreement by and among Chiquita Brands International, Inc., Chiquita Brands L.L.C., Great White Fleet Ltd., certain Chiquita Vessel Owners, Eastwind Maritime Inc., NYKLauritzenCool AB, Seven Hills LLC and Eystrasalt LLC dated April 30, 2007. (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

*+10.4	Form of Time Charter for Container Vessels between various Ship Owning Entities and Great White Fleet Ltd. dated April 30, 2007. (Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

*+10.5	Form of Refrigerated Vessel Time Charters between Seven Hills LLC and Great White Fleet Ltd. dated April 30, 2007. (Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

*+10.6	Form of Long-Period Charters between NYKLauritzenCool AB and Great White Fleet Ltd. dated April 30, 2007. (Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

*+10.7	International Banana Purchase Agreement F.O.B. (Port of Loading) dated January 25, 2008 between Chiquita International Limited and Banana International Corporation, an affiliate of C.I. Banacol, S.A., English translation of original document, which is in Spanish, conformed to include amendments through July 14, 2008. (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

+10.8	Credit Agreement dated as of March 31, 2008, among Chiquita Brands International, Inc., Chiquita Brands L.L.C., certain financial institutions as lenders, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, as administrative agent, letter of credit issuer, swing line lender, lead arranger and bookrunner, conformed to include amendments included in First Amendment to Credit Agreement and Consent entered into as of June 30, 2008. Refiled to include all exhibits and schedules as of March 31, 2008.

Executive Compensation Plans and Agreements

*10.9	Chiquita Brands International, Inc. 1997 Amended and Restated Deferred Compensation Plan conformed to include amendments through July 29, 2008. (Exhibit 10.12 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

10.10	Fourth Amendment to the 1997 Amended and Restated Chiquita Brands International, Inc. Deferred Compensation Plan dated December 15, 2010.

*10.11	Chiquita Brands International, Inc. Capital Accumulation Plan, conformed to include amendments through July 8, 2008. (Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

*10.12	Amendment effective as of January 1, 2009 to the Chiquita Brands International, Inc. Capital Accumulation Plan. (Exhibit 10.14 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

+10.13	Second Amendment to the Chiquita Brands International, Inc. Capital Accumulation Plan dated as of December 15, 2010.

*10.14	Guaranty, dated March 12, 2001, by Chiquita Brands, Inc. (n/k/a Chiquita Brands L.L.C.) of obligations of Chiquita Brands International, Inc., under its Deferred Compensation and Capital Accumulation Plans. (Exhibit 10-I to Annual Report on Form 10-K for the year ended December 31, 2000)

*10.15	Amended and Restated Directors Deferred Compensation Program, conformed to include amendments through July 8, 2008. (Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

*10.16	Executive Officer Severance Pay Plan, conformed to include amendments through July 8, 2008. (Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

*+10.17	Form of Change in Control Severance Agreement being used before April 1, 2010 (Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

*+10.18	Form of Change in Control Severance Agreement being used on and after April 1, 2010 (without tax gross-up) (Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

*10.19	Chiquita Brands International, Inc. Chiquita Stock and Incentive Plan, conformed to include amendments through March 31, 2010. (Appendix A to Proxy Statement filed as part of Schedule 14A on April 13, 2010)

*+10.20	Long-Term Incentive Program 2009-2011 Terms, as amended through September 28, 2010 (Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

*+10.21	Long-Term Incentive Program 2010-2012 Terms, as amended through September 28, 2010 (Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

+10.22	Long-Term Incentive Program 2011-2013 Terms

*10.23	Form of Stock Option Agreement with non-management directors of the company (Exhibit 10-p to Annual Report on Form 10-K for the year ended December 31, 2002)

*10.24	Form of Restricted Share Agreement with non-management directors (Exhibit 10-u to Annual Report on Form 10-K for the year ended December 31, 2002)

*10.25	Form of Stock Option Agreement for employees, including executive officers (Exhibit 10-r to Annual Report on Form 10-K for the year ended December 31, 2002)

*10.26	Form of Stock Appreciation Right Agreement with certain non-U.S. employees, which may include executive officers (Exhibit 10-b to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

*10.27	Form of Restricted Stock Award and Agreement for employees, including executive officers, approved on July 6, 2006, applicable to grantees who may attain “Retirement” prior to issuance of the shares. (Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

*10.28	Form of Restricted Stock Award and Agreement for employees, including executive officers, approved on July 6, 2006, applicable to grantees who will not attain “Retirement” prior to issuance of the shares. (Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

*10.29	Form of Amendment to Restricted Stock Award and Agreement for employees, including executive officers, approved on July 30, 2008, applicable to grantees who may attain “Retirement” prior to issuance of the shares. (Exhibit 10.8 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

*10.30	Form of Amendment to Restricted Stock Award and Agreement for employees, including executive officers, approved on July 30, 2008, applicable to grantees who will not attain “Retirement” prior to issuance of the shares. (Exhibit 10.9 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

*10.31	Form of Amendment to Restricted Stock Award and Agreement with non-management directors which is compliant with IRC§409A. (Exhibit 10.10 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

*+10.32	Form of Amendment to Restricted Stock Award and Agreement for employees, including executive officers, approved on September 1, 2008, applicable to grantees who may attain “Retirement” prior to issuance of the shares. (Exhibit 10.8 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

*+10.33	Form of Amendment to Restricted Stock Award and Agreement for employees, including executive officers, approved on September 1, 2008, applicable to grantees who will not attain “Retirement” prior to issuance of the shares. (Exhibit 10.9 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

*10.34	Form of Restricted Stock Award and Agreement with non-management directors approved on July 15, 2009 used after July 15, 2009. (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

*+10.35	Form of Restricted Stock Award and Agreement for employees, including executive officers, approved on July 15, 2009, applicable to grantees who may attain “Retirement” prior to issuance of the shares. (Exhibit 10.10 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

*+10.36	Form of Restricted Stock Award and Agreement for employees, including executive officers, approved on July 15, 2009, applicable to grantees who will not attain “Retirement” prior to issuance of the shares. (Exhibit 10.11 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.37	Form of Restricted Stock Award and Agreement for employees, including executive officers, approved on February 14, 2011, applicable to grantees who may attain “Retirement” prior to issuance of the shares.

10.38	Form of Restricted Stock Award and Agreement for employees, including executive officers, approved on February 14, 2011, applicable to grantees who will not attain “Retirement” prior to issuance of the shares.

*10.39	Employment Agreement dated and effective January 12, 2004 between Chiquita Brands International, Inc. and Fernando Aguirre, including Form of Restricted Share Agreement for 110,000 shares of Common Stock (time vesting) (Exhibit A), Form of Restricted Share Agreement for 150,000 shares of Common Stock (performance vesting) (Exhibit B) and Form of Non-Qualified Stock Option Agreement with respect to an aggregate of 325,000 shares of Common Stock (Exhibit C) (Exhibit 10.1 to Current Report on Form 8-K filed on January 14, 2004)

*10.40	Letter Agreement, dated April 12, 2007 and effective April 15, 2007, between Chiquita Brands International, Inc. and Fernando Aguirre (Exhibit 10.1 to Current Report on Form 8-K filed April 17, 2007)

*10.41	Amendment dated July 30, 2008 to the Employment Agreement dated January 12, 2004 as amended April 12, 2007, between Chiquita Brands International, Inc. and Fernando Aguirre, for compliance with IRC §409A. (Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

*10.42	Employment Agreement dated October 24, 2008 between Chiquita Brands International Sàrl and Michel Loeb. (Exhibit 10.43 to Annual Report on Form 10-K for the year ended December 31, 2008)

*10.43	Separation and Severance Agreement by and between Chiquita Brands International Sàrl and Michel Loeb dated October 21, 2010. (Exhibit 10.13 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

*+10.44	Employment Agreement dated August 18, 2010 between Chiquita Brands International Sàrl and Brian W. Kocher. (Exhibit 10.12 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

13	Chiquita Brands International, Inc. consolidated financial statements, management’s discussion and analysis of financial condition and results of operations, and selected financial data to be included in its 2010 Annual Report to Shareholders.

21	Chiquita Brands International, Inc. Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24	Powers of Attorney

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

*	Incorporated by reference.
+	Portions of these exhibits have been omitted pursuant to a request for confidential treatment. The omitted portions have been filed with the Commission.