Form 10-Q
period 2011-03-31
CHIQUITA BRANDS INTERNATIONAL INC
filed 2011-05-06
CIK 101063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 29, 2011, there were 45,415,363 shares of Common Stock outstanding.

CHIQUITA BRANDS INTERNATIONAL, INC.

PART I - Financial Information

Item  1 - Financial Statements

CHIQUITA BRANDS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per share amounts)

	Quarter Ended March 31,
	2011	2010

Net sales	$824,463	$808,329
Operating expenses:
Cost of sales	688,058	706,336
Selling, general and administrative	76,511	79,997
Depreciation	12,867	11,852
Amortization	2,349	2,574
Equity in losses (earnings) of investees	2,478	(13)

	782,263	800,746

Operating income	42,200	7,583

Interest income	1,110	1,716
Interest expense	(14,208)	(14,337)
Other	—	(181)

Income (loss) from continuing operations before income taxes	29,102	(5,219)
Income tax expense	(4,900)	(700)

Income (loss) from continuing operations	24,202	(5,919)

Loss from discontinued operations, net of income taxes	—	(3,268)

Net income (loss)	$24,202	$(9,187)

Earnings per common share – basic:
Continuing operations	$0.53	$(0.13)
Discontinued operations	—	(0.07)

	$0.53	$(0.20)

Earnings per common share – diluted:
Continuing operations	$0.52	$(0.13)
Discontinued operations	—	(0.07)

	$0.52	$(0.20)

See Notes to Condensed Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share amounts)

	March 31,	December 31,	March 31,
	2011	2010	2010
ASSETS

Current assets:
Cash and equivalents	$113,595	$156,481	$84,602
Trade receivables (less allowances of $9,592, $9,497 and $10,223)	334,215	265,283	331,358
Other receivables, net	107,916	116,638	136,708
Inventories	218,729	212,249	204,225
Prepaid expenses	43,000	38,044	41,057
Other current assets	45,606	19,939	9,861

Total current assets	863,061	808,634	807,811

Property, plant and equipment, net	348,087	349,650	330,557
Investments and other assets, net	161,716	168,210	137,986
Trademarks	449,085	449,085	449,085
Goodwill	176,584	176,584	176,584
Other intangible assets, net	112,634	114,983	122,253

Total assets	$2,111,167	$2,067,146	$2,024,276

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt of subsidiaries	$20,158	$20,169	$20,086
Accounts payable	262,705	264,292	291,094
Accrued liabilities	139,237	127,466	157,186

Total current liabilities	422,100	411,927	468,366

Long-term debt of parent company	470,269	468,214	468,031
Long-term debt of subsidiaries	140,720	145,759	160,040
Accrued pension and other employee benefits	68,482	73,797	71,734
Deferred gain – sale of shipping fleet	45,151	48,684	59,455
Deferred tax liabilities	120,196	115,825	103,747
Other liabilities	39,364	62,952	39,386

Total liabilities	1,306,282	1,327,158	1,370,759

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value (45,414,157, 45,298,038 and 44,863,960 shares outstanding, respectively)	454	453	449
Capital surplus	818,354	815,010	814,054
Accumulated deficit	(51,713)	(75,915)	(142,457)
Accumulated other comprehensive income (loss)	37,790	440	(18,529)

Total shareholders’ equity	804,885	739,988	653,517

Total liabilities and shareholders’ equity	$2,111,167	$2,067,146	$2,024,276

See Notes to Condensed Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

(In thousands)

	Quarter Ended March 31,
	2011	2010
Cash (used) provided by:
OPERATIONS
Net income (loss)	$24,202	$(9,187)
Loss from discontinued operations	—	3,268
Depreciation and amortization	15,216	14,426
Loss on debt extinguishment, net	—	181
Amortization of discount on Convertible Notes	2,055	1,820
Equity in losses (earnings) of investees	2,478	(13)
Amortization of gain on sale of the shipping fleet	(3,533)	(3,791)
Changes in current assets and liabilities and other	(66,127)	(26,835)

Operating cash flow	(25,709)	(20,131)

INVESTING
Capital expenditures	(12,354)	(7,378)
Net proceeds from asset sales	1,030	660
Other, net	(801)	(172)

Investing cash flow	(12,125)	(6,890)

FINANCING
Repurchases and repayments of long-term debt	(5,052)	(9,746)

Financing cash flow	(5,052)	(9,746)

Cash flow from continuing operations	(42,886)	(36,767)

DISCONTINUED OPERATIONS
Operating cash flow, net	—	—
Investing cash flow, net	—	—
Financing cash flow, net	—	—

Cash flow from discontinued operations	—	—

Decrease in cash and equivalents	(42,886)	(36,767)
Balance at beginning of period	156,481	121,369

Balance at end of period	$113,595	$84,602

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

See Notes to Consolidated Financial Statements included in the company’s 2010 Annual Report on Form 10-K for additional information relating to the company’s Consolidated Financial Statements. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Note 1 – Earnings Per Share

Basic and diluted earnings per common share (“EPS”) are calculated as follows:

	Quarter Ended March 31,
(In thousands, except per share amounts)	2011	2010

Income (loss) from continuing operations	$24,202	$(5,919)
Loss from discontinued operations	—	(3,268)

Net income (loss)	$24,202	$(9,187)

Weighted average common shares outstanding (used to calculate basic EPS)	45,329	44,836
Dilutive effect of stock options and other stock awards	886	—

Shares used to calculate diluted EPS	46,215	44,836

Earnings per common share – basic:
Continuing operations	$0.53	$(0.13)
Discontinued operations	—	(0.07)

	$0.53	$(0.20)

Earnings per common share – diluted:
Continuing operations	$0.52	$(0.13)
Discontinued operations	—	(0.07)

	$0.52	$(0.20)

The assumed conversions to common stock of the company’s stock options, other stock awards and 4.25% Convertible Senior Notes due 2016 (“Convertible Notes”) are excluded from the diluted EPS computations for periods in which these items, on an individual basis, have an anti-dilutive effect on diluted EPS. For the quarters ended March 31, 2011 and 2010, the effect of the Convertible Notes would have been anti-dilutive because the average trading price of the common shares was below the initial conversion price of $22.45 per share. For the quarter ended March 31, 2010, the shares used to calculate diluted EPS would have been 45.9 million if the company had generated net income.

Note 2 – Finance Receivables

Finance receivables were as follows:

	March 31, 2011		December 31, 2010		March 31, 2010
	Grower	Seller	Grower	Seller	Grower	Seller
(In thousands)	Advances	Financing	Advances	Financing	Advances	Financing

Gross receivable	$71,814	$39,196	$80,432	$39,821	$91,034	$43,760
Allowances	(4,796)	—	(4,552)	—	(2,903)	—

Net receivable	$67,018	$39,196	$75,880	$39,821	$88,131	$43,760

Current portion	$46,644	$5,623	55,506	5,096	75,605	4,861
Long-term portion	20,374	33,573	20,374	34,725	12,526	38,899

Net receivable	$67,018	$39,196	$75,880	$39,821	$88,131	$43,760

Activity in the allowances for the company’s finance receivables is as follows:

(In thousands)	Grower Advances

Allowances at December 31, 2010	$4,552
Charged to costs and expenses	246
Recoveries	—
Write-offs	—
Foreign exchange and other	(2)

Allowances at March 31, 2011	$4,796

Seasonal advances may be made to certain qualified growers of other produce, which are generally collected as the other produce is harvested and sold. The company generally requires property liens and pledges of the season’s produce as collateral to support these advances. If sales of the season’s produce do not result in full repayment of the advance, the company may exercise the collateral provisions or renegotiate the terms, including terms of interest, to collect the remaining balance. The company carries payables to growers related to revenue collected from the sale of the other produce that is subsequently remitted to the grower, less outstanding grower advances and a margin retained by the company based upon the terms of the contract. Grower payables of $9 million, $21 million and $32 million at March 31, 2011, December 31, 2010 and March 31, 2010, respectively, are included in “Other liabilities” in the Condensed Consolidated Balance Sheets.

Of the total seasonal advances, $50 million (including $20 million classified as long-term), $50 million (including $20 million classified as long-term) and $49 million (including $13 million classified as long-term) relates to a Chilean grower as of March 31, 2011, December 31, 2010 and March 31, 2010, respectively. This Chilean grower grows grapes and other produce. Advances to this grower in past growing seasons were not fully repaid and the arrangement was restructured in 2009 to provide for full collection over the next several growing seasons, while continuing to provide seasonal advances during these periods. In 2010, the grower did not fully comply with the established repayment schedule despite formal personal guarantees by the grower’s owners. Negotiations for various repayment options are ongoing and additional collateral has been obtained, but the outstanding balance remains payable on demand. Based on the status of the negotiations, the company has not recorded an allowance for advances provided to the Chilean grower because the company determined that a loss was not probable. The company has no other amounts receivable with this grower. The company will use all available means to collect the full outstanding balance owed by the grower. Although the company does not have an equity interest in the Chilean grower, it is a variable interest entity because of the balance owed to the company. However, it is not consolidated because the company does not control significant activities of the Chilean grower. The remaining grower advances represent advances to smaller growers.

The company provided seller financing in the 2009 sale of the former joint venture that sourced bananas and pineapples from the Philippines for sale in the Middle East and Asia. The financing for the sale of this joint venture is a note receivable in equal installments through 2019. The company also provided seller financing in the 2004 sale of its former Colombian subsidiary in the form of a note receivable in equal installments through 2012. The terms of the seller financing were based on the earnings power of the businesses sold. Payments are current on both seller financing notes receivable.

The company includes finance receivables in the Condensed Consolidated Balance Sheets net of allowances, with current portions included in “Other receivables, net” and long-term portions included in “Investments and other assets, net.” Allowances are established when the company determines it is probable that the counterparty will not repay the finance receivable based on the company’s knowledge of the counterparty’s financial condition and the company’s historical loss experience. Allowances are measured for each individual finance receivable using quantitative and qualitative factors, including consideration of the value of any collateral securing the seller financing or grower advance. Interest receivable on an overdue or renegotiated finance receivable is placed into nonaccrual status when collectibility becomes uncertain. Collectibility is assessed at the end of each reporting period and write-offs are recorded only when collection efforts have been abandoned. Recoveries of other receivables previously reserved in the allowance are credited to income.

Note 3 – Inventories

	March 31,	December 31,	March 31,
(In thousands)	2011	2010[1]	2010[1]

Finished goods	$77,449	$64,243	$72,766
Growing crops	71,741	74,392	69,030
Raw materials, supplies and other	69,539	73,614	62,429

	$218,729	$212,249	$204,225

[1]	Prior period figures include reclassifications for comparative purposes.

Note 4 – Debt

Debt consists of the following:

	March 31,	December 31,	March 31,
(In thousands)	2011	2010	2010

Parent company:

7 1/2% Senior Notes due 2014	$156,438	$156,438	$159,888
8 % Senior Notes due 2015	177,015	177,015	179,185
4.25% Convertible Senior Notes due 2016	136,816	134,761	128,958

Long-term debt of parent company	470,269	468,214	468,031

Subsidiaries:
Credit Facility Term Loan with 2014 maturity	160,000	165,000	180,000
Other loans	878	928	126
Less current portion	(20,158)	(20,169)	(20,086)

Long-term debt of subsidiaries	140,720	145,759	160,040

Total long-term debt	$610,989	$613,973	$628,071

7 1/2% AND 8 7/8% SENIOR NOTES

During the first quarter of 2010, the company repurchased $7 million principal amount of its 7 1/2% Senior Notes in the open market at par value. These repurchases resulted in a small extinguishment loss, including the write off of deferred financing fees and transaction costs. The 7 1/2% Senior Notes and the 8 7/8% Senior Notes are callable, in whole or from time to time in part at the following redemption prices, expressed as a percentage of face value, in the twelve-months following each date:

7 1/2% Senior Notes		8 7/8% Senior Notes

November 1, 2010	102.500%	June 1, 2010	104.438%
November 1, 2011	101.250%	June 1, 2011	102.958%
November 1, 2012 and thereafter	100.000%	June 1, 2012	101.479%
		June 1, 2013 and thereafter	100.000%

4.25% CONVERTIBLE SENIOR NOTES

The $200 million of Convertible Notes:

•	are unsecured, unsubordinated obligations of the parent company and rank equally with the company’s 7 1/2% Senior Notes and 8 7/8% Senior Notes (the “Senior Notes”).

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

•

may be settled, upon conversion, in shares, in cash or in any combination thereof at the company’s option; the company’s current intent and policy is to settle with a cash amount equal to the principal portion together with shares of the company’s common stock to the extent that the obligation exceeds such principal portion.

•	are callable for redemption beginning February 19, 2014, under certain circumstances relating to the company’s common stock trading price.

•

are accounted for in two components: (i) a debt component included in “Long-term debt of parent company” recorded at the issuance date, representing the estimated fair value of a similar debt instrument without the debt for equity conversion feature; and (ii) an equity component included in “Capital surplus” representing the issuance date estimated fair value of the conversion feature. This separation results in the debt being carried at a discount, which is accreted to the principal amount of the debt component using the effective interest rate method over the expected life of the Convertible Notes (through the maturity date).

To estimate the fair value of the debt component, the company discounted the principal balance to result in an effective interest rate of 12.50% for each of the quarters ended March 31, 2011 and 2010. The fair value of the equity component was estimated as the difference between the full principal amount and the estimated fair value of the debt component, net of an allocation of issuance costs and income tax effects. These were Level 3 fair value measurements (described in Note 6) and will be reconsidered in the event that any of the Convertible Notes are converted.

The carrying amounts of the debt and equity components of the Convertible Notes are as follows:

	March 31,	December 31,	March 31,
(In thousands)	2011	2010	2010

Principal amount of debt component[1]	$200,000	$200,000	$200,000
Unamortized discount	(63,184)	(65,239)	(71,042)

Net carrying amount of debt component	$136,816	$134,761	$128,958

Equity component	$84,904	$84,904	$84,904
Issuance costs and income taxes	(3,210)	(3,210)	(3,210)

Equity component, net of issuance costs and income taxes	$81,694	$81,694	$81,694

[1]

As of March 31, 2011, December 31, 2010 and March 31, 2010, the Convertible Notes’ “if-converted” value did not exceed their principal amount because the company’s common stock price was below the conversion price of the Convertible Notes.

The interest expense related to the Convertible Notes was as follows:

	Quarter Ended March 31,
(In thousands)	2011	2010

4.25% coupon interest	$2,125	$2,125
Amortization of deferred financing fees	117	117
Amortization of discount on the debt component	2,055	1,820

Total interest expense related to the Convertible Notes	$4,297	$4,062

CREDIT FACILITY

Chiquita Brands L.L.C. (“CBL”), the main operating subsidiary of CBII, maintains a senior secured credit facility (“Credit Facility”) that matures on March 31, 2014 and consists of a senior secured term loan (the “Term Loan”) and a $150 million senior secured revolving credit facility (the “Revolver”). The Revolver may be increased to $200 million under certain conditions.

The interest rate for the Term Loan is based on LIBOR and CBII’s leverage ratio and was 4.00%, 4.06% and 4.00% at March 31, 2011, December 31, 2010 and March 31, 2010, respectively. The Term Loan requires quarterly principal repayments of $2.5 million through March 31, 2010 and $5 million thereafter for the life of the loan, with any remaining balance to be paid upon maturity at March 31, 2014.

There were no borrowings under the Revolver at March 31, 2011, December 31, 2010 or March 31, 2010. The company is required to pay a fee of 0.50% per annum on the daily unused portion of the Revolver. The Revolver contains a $100 million sub-limit for letters of credit, subject to a $50 million sub-limit for non-U.S. currency letters of credit. At March 31, 2011, there was $128 million of available Revolver credit after $22 million was used to support issued letters of credit.

The Credit Facility contains two financial maintenance covenants, an operating company leverage covenant (debt divided by EBITDA, each as defined in the Credit Facility) at or below 3.50x and a fixed charge covenant (the sum of CBL’s EBITDA plus Net Rent divided by Fixed Charges, each as defined in the Credit Facility) at or above 1.15x, for the life of the facility. The Credit Facility’s financial covenants exclude the effects of changes in generally accepted accounting principles since December 31, 2007. EBITDA, as defined in the Credit Facility, excludes certain non-cash items including stock compensation and impairments. Fixed Charges, as defined in the Credit Facility, includes interest payments and distributions by CBL to CBII other than for normal overhead expenses and Net Rent. Net Rent, as defined in the Credit Facility, excludes the estimated portion of ship charter costs that represents normal vessel operating expenses. Debt for purposes of the leverage covenant includes subsidiary debt plus letters of credit outstanding and $66 million of synthetic leases, which are operating leases under generally accepted accounting principles, but are capital leases for tax purposes. At March 31, 2011, the company was in compliance with the financial covenants of the Credit Facility. Repurchases of Senior Notes have not affected the financial maintenance covenants of the Credit Facility because the Senior Notes were repurchased by CBL as permitted investments under the terms of the Credit Facility. Although these repurchased Senior Notes were not retired, the company does not intend to resell or re-issue any of them.

Note 5 – Hedging

Derivative instruments are carried at fair value in the Condensed Consolidated Balance Sheets. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gains or losses is deferred as a component of “Accumulated other comprehensive income (loss)” and reclassified into net income in the same period during which the hedged transaction affects net income. Gains and losses on derivatives representing hedge ineffectiveness are recognized in net income currently. See further information regarding fair value measurements of derivatives in Note 6.

The company purchases euro put option contracts to hedge the cash flow and earnings risks that any significant decline in the value of the euro would have on the conversion of euro-based revenue into U.S. dollars. Purchased euro put options require an upfront premium payment and can reduce these risks without limiting the benefit received from a stronger euro. The company may also sell short-term euro call options to reduce its net option premium expense, although call options can limit the benefit received from a stronger euro. Foreign currency hedge premium expense also reduces any favorable effects of exchange rates when converting euro-denominated sales to U.S. dollars. These purchased euro put options and sold euro call options are designated as cash flow hedging instruments. At March 31, 2011, unrealized net losses of less than $1 million on the company’s purchased euro put options were deferred in “Accumulated other comprehensive income (loss),” which would be reclassified to net income, if realized, in the next twelve months. At March 31, 2011, unrealized net losses of less than $1 million on the company’s sold euro call options were deferred in “Accumulated other comprehensive income (loss),” which would be reclassified to net income, if realized, in the next twelve months.

Most of the company’s foreign operations use the U.S. dollar as their functional currency. As a result, balance sheet translation adjustments due to currency fluctuations are recognized currently in “Cost of sales” in the Condensed Consolidated Statements of Income. To minimize the resulting volatility, the company also enters into 30-day euro forward contracts each month to economically hedge the net monetary assets exposed to euro exchange rates. These 30-day euro forward contracts are not designated as hedging instruments, and gains and losses on these forward contracts are recognized currently in “Cost of sales” in the Condensed Consolidated Statements of Income. In the first quarter of 2011, the company recognized $7 million of losses on 30-day euro forward contracts, and $9 million of gains from fluctuations in the value of the net monetary assets exposed to euro exchange rates. In the first quarter of 2010, the company recognized $6 million of gains on 30-day euro forward contracts, and $11 million of expense from fluctuations in the value of the net monetary assets exposed to euro exchange rates.

The company also enters into bunker fuel forward contracts for its shipping operations, which permit it to lock in fuel purchase prices for up to three years and thereby minimize the volatility that changes in fuel prices could have on its operating results. These bunker fuel forward contracts are designated as cash flow hedging instruments. At March 31, 2011, unrealized net gains of $57 million on the company’s bunker fuel forward contracts were deferred in “Accumulated other comprehensive income (loss),” including net gains of $34 million which would be reclassified to net income, if realized, in the next twelve months.

At March 31, 2011 the company’s portfolio of derivatives consisted of the following:

	Notional Amount	Average Rate/Price		Settlement Period

Derivatives designated as hedging instruments:

Currency derivatives:
Purchased euro put options	€15 million	$1.27/	€	April 1, 2011
Purchased euro put options	€154 million	$1.42/		€2011
Sold euro call options	€96 million	$1.49/		€2011

Fuel derivatives:
3.5% Rotterdam Barge:
Bunker fuel forward contracts	138,923 mt	$424/mt		2011
Bunker fuel forward contracts	110,224 mt	$455/mt		2012
Bunker fuel forward contracts	89,226 mt	$483/mt		2013
Bunker fuel forward contracts	12,246 mt	$554/mt		2014
Singapore/New York Harbor:
Bunker fuel forward contracts	36,537 mt	$450/mt		2011
Bunker fuel forward contracts	19,456 mt	$485/mt		2012
Bunker fuel forward contracts	15,753 mt	$518/mt		2013
Bunker fuel forward contracts	2,162 mt	$584/mt		2014

Derivatives not designated as hedging instruments:

30-day euro forward contracts	€88 million	$1.41/	€	Apr. 2011

Activity related to the company’s derivative assets and liabilities designated as hedging instruments is as follows:

	March 31, 2011			March 31, 2010
(In thousands)	Purchased Euro Put Options	Sold Euro Call Options	Bunker Fuel Forward Contracts	Purchased Euro Put Options	Bunker Fuel Forward Contracts

Balance at beginning of year	$293	$—	$27,314	$6,527	$6,257
Realized (gains) losses included in net income	1,586	—	(5,428)	(1,200)	(2,170)
Purchases (sales)[1]	6,710	(1,697)	—	—	—
Changes in fair value	(2,178)	(510)	37,938	4,055	1,183

Balance at March 31	$6,411	$(2,207)	$59,824	$9,382	$5,270

[1]

Purchases (sales) represent the cash premiums paid upon the purchase of euro put options or received upon the sale of euro call options. Bunker fuel forward contracts require no up-front cash payment and have an initial fair value of zero.

The following table summarizes the fair values of the company’s derivative instruments on a gross basis and the location of these instruments on the Condensed Consolidated Balance Sheets. To the extent derivatives in an asset position and derivatives in a liability position are with the same counterparty, they are netted in the Condensed Consolidated Balance Sheets because the company enters into master netting arrangements with each of its hedging partners.

		Derivatives in an Asset Position			Derivatives in a Liability Position
(In thousands)	Balance Sheet Location	Mar. 31 2011	Dec. 31 2010	Mar. 31 2010	Mar. 31 2011	Dec. 31 2010	Mar. 31 2010

Derivatives designated as hedging instruments:
Purchased euro put options	Other current assets	$6,411	$215	$9,382	$—	$—	$—
Purchased euro put options	Accrued liabilities	—	78	—	—	—	—
Purchased euro call options	Other current assets	—	—	—	(2,207)	—	—
Bunker fuel forward contracts	Other current assets	36,717	15,861	1,162	—	—	—
Bunker fuel forward contracts	Investments and other assets, net	23,107	11,453	11,798	—	—	—
Bunker fuel forward contracts	Other liabilities	—	—	—	—	—	(7,690)

		$66,235	$27,607	$22,342	$(2,207)	$—	$(7,690)

Derivatives not designated as hedging instruments:
30-day euro forward contracts	Other current assets	$—	$—	$—	$(610)	$(1,267)	$(683)
30-day euro forward contracts	Accrued liabilities	—	—	—	—	(574)	(999)

		$—	$—	$—	$(610)	$(1,841)	$(1,682)

		$66,235	$27,607	$22,342	$(2,817)	$(1,841)	$(9,372)

The following table summarizes the effect of the company’s derivatives designated as cash flow hedging instruments on OCI and earnings:

	Quarter Ended March 31, 2011				Quarter Ended March 31, 2010
(In thousands)	Purchased Euro Put Options	Sold Euro Call Options	Bunker Fuel Forward Contracts	Total	Purchased Euro Put Options	Bunker Fuel Forward Contracts	Total

Gain (loss) recognized in OCI on derivative (effective portion)	$976	$(510)	$37,579	$38,045	$7,133	$410	$7,543

Gain (loss) reclassified from accumulated OCI into income (effective portion)[1]	(18)	—	5,428	5,410	3,640	2,170	5,810

Gain (loss) recognized in income on derivative (ineffective portion)[1]	—	—	359	359	—	773	773

[1]

Both the gain (loss) reclassified from accumulated OCI into income (effective portion) and the gain (loss) recognized in income on derivative (ineffective portion), if any, are included in “Net sales” for purchased euro put options and sold euro call options and “Cost of sales” for bunker fuel forward contracts.

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

Level 1 –	observable prices in active markets for identical assets and liabilities;

Level 2 –	observable inputs other than quoted market prices in active markets for identical assets and liabilities, which include quoted prices for similar assets or liabilities in an active market and market-corroborated inputs; and

Level 3 –	unobservable inputs.

The company carried the following financial assets and (liabilities) at fair value:

		Fair Value Measurements Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

March 31, 2011

Purchased euro put options	$6,411	$—	$6,411	$—
Sold euro call options	(2,207)	—	(2,207)	—
Bunker fuel forward contracts	59,824	—	59,824	—
30-day euro forward contracts	(610)	—	(610)	—
Available-for-sale investment	3,166	3,166	—	—

	$66,584	$3,166	$63,418	$—

December 31, 2010

Purchased euro put options	$293	$—	$293	$—
Bunker fuel forward contracts	27,314	—	27,314	—
30-day euro forward contracts	(1,841)	—	(1,841)	—
Available-for-sale investment	2,908	2,908	—	—

	$28,674	$2,908	$25,766	$—

March 31, 2010
Purchased euro put options	$9,382	$—	$9,382	$—
Bunker fuel forward contracts	5,270	—	5,270	—
30-day euro forward contracts	(1,682)	—	(1,682)	—
Available-for-sale investment	3,223	3,223	—	—

	$16,193	$3,223	$12,970	$—

The company values fuel hedging positions by applying an observable discount rate to the current forward prices of identical hedge positions. The company values currency hedging positions by utilizing observable or market-corroborated inputs such as exchange rates, volatility and forward yield curves. The company trades only with counterparties that meet certain liquidity and creditworthiness standards, and does not anticipate non-performance by any of these counterparties. The company does not require collateral from its counterparties, nor is it obligated to provide collateral when contracts are in a liability position. However, consideration of non-performance risk is required when valuing derivative instruments, and the company includes an adjustment for non-performance risk in the recognized measure of derivative instruments to reflect the full credit default spread (“CDS”) applied to a net exposure by counterparty. When there is a net asset position, the company uses the counterparty’s CDS, which is generally an observable input; when there is a net liability position, the company uses its own estimated CDS, which is an unobservable input. CDS is generally not a significant input in measuring fair value. At March 31, 2011, December 31, 2010 and March 31, 2010, the company’s adjustment for non-performance risk was not significant for the purchased euro put options, 30-day euro forward contracts or the bunker fuel forward contracts. See further discussion and tabular disclosure of hedging activity in Note 5.

The company did not elect to carry its debt at fair value. The carrying values of the company’s debt represent amortized cost and are summarized below with estimated fair values:

	March 31, 2011		December 31, 2010		March 31, 2010
	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
(In thousands)	Value	Fair Value	Value	Fair Value	Value	Fair Value

Financial instruments not carried at fair value:

Parent company debt:
7 1/2% Senior Notes	$156,438	$159,000	$156,438	$161,000	$159,888	$167,000
8 7/8% Senior Notes	177,015	183,000	177,015	179,000	179,185	185,000
4.25% Convertible Senior Notes[1]	136,816	205,000	134,761	193,000	128,958	200,000

Subsidiary debt:
Term Loan (Credit Facility)	160,000	159,000	165,000	165,000	180,000	178,000
Other	878	850	928	900	126	100

[1]

The principal amount of the Convertible Notes is $200 million. The carrying amount of the Convertible Notes is less than the principal amount due to the application of accounting standards for Convertible Notes as described in Note 4.

The fair value of the parent company debt is based on observable inputs, which include quoted prices for similar assets or liabilities in an active market and market-corroborated inputs (Level 2). The Term Loan may be traded on the secondary loan market, and the fair value of the Term Loan is based on either the last available trading price, if recent, or trading prices of comparable debt (Level 3). Level 3 fair value measurements are used in the impairment reviews of goodwill and intangible assets, which take place annually during the fourth quarter, or as circumstances indicate the possibility of impairment. Fair value measurements of benefit plan assets included in net benefit plan liabilities are based on quoted market prices in active markets (Level 1) or quoted prices in inactive markets (Level 2). The carrying amounts of cash and equivalents, accounts receivable and accounts payable approximate fair value.

Note 7 – Pension and Severance Benefits

Net pension expense from the company’s defined benefit and severance plans is primarily comprised of severance plans covering Central American employees and consists of the following:

	Quarter Ended March 31,
(In thousands)	2011	2010

Defined benefit and severance plans:
Service cost	$1,689	$1,635
Interest on projected benefit obligation	1,345	1,420
Expected return on plan assets	(400)	(397)
Recognized actuarial loss	199	219
Amortization of prior service cost	32	32

	$2,865	$2,909

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

The company had approximately $197 million, $203 million and $225 million of valuation allowances as of March 31, 2011, December 31, 2010 and March 31, 2010, respectively, recorded for foreign and domestic deferred tax assets, primarily NOLs. The company had approximately $95 million of U.S. federal and state valuation allowances as of March 31, 2011. For the quarter ended March 31, 2011, the valuation allowance was reduced by approximately $6 million primarily related to the current period utilization of U.S. federal and state deferred tax assets.

The company has not historically generated U.S. federal taxable income on an annual basis; however, the company generated U.S. federal taxable income in both 2009 and 2010, and for the quarter ended March 31, 2011, which was fully offset by the utilization of net operating loss carryforwards (“NOLs”). Even though NOLs have been utilized, the company’s remaining NOLs continue to have full valuation allowances. Some or all of the company’s valuation allowance on its U.S. NOLs may be released in 2011 if the company (1) has U.S. federal taxable income for the full year 2011 thereby demonstrating a trend of taxable income, and (2) expects sufficient future U.S. taxable income to be able to realize the benefit of these NOLs in future years.

In the ordinary course of business, there are many transactions and calculations where the ultimate income tax determination is uncertain. The evaluation of a tax position is a two-step process. The first step is to evaluate the uncertain tax position for recognition by determining if the weight of available evidence indicates that it is “more-likely-than-not” that a tax position, including resolution of any related appeals or litigation, will be sustained upon examination based on its technical merits. If the recognition criterion is met, the second step is to measure the income tax benefit to be realized. Tax positions or portions of tax positions that do not meet these criteria are de-recognized by recording reserves. The company establishes reserves for income tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes, penalties and interest could be due. Provisions for and changes to these reserves, as well as the related net interest and penalties, are included in “Income tax (expense) benefit” in the Consolidated Statements of Income. Significant judgment is required in evaluating tax positions and determining the company’s provision for income taxes. At March 31, 2011, the company had unrecognized tax benefits of approximately $11 million, of which $8 million, if recognized, will reduce income tax expense and affect the company’s effective tax rate. Interest and penalties included in income taxes were less than $1 million for both of the quarters ended March 31, 2011 and 2010. The cumulative interest and penalties included in the Condensed Consolidated Balance Sheet at March 31, 2011 were $4 million.

“Income tax (expense) benefits” includes less than $1 million in expense in the first quarter of 2011 compared to $1 million in benefits in the first quarter of 2010 from unrecognized tax benefits. The 2011 expenses relate to additional interest and penalties and the 2010 benefits relate to the resolution of tax contingencies in various jurisdictions. During the next twelve months, it is reasonably possible that unrecognized tax benefits impacting the effective tax rate could be recognized as a result of the expiration of statutes of limitation in the amount of $3 million plus accrued interest and penalties. See Note 13 under Italian Customs and Tax Cases for recent tax contingency developments related to the 2004-2005 cases.

Note 9 – Advertising and Promotion Expense

Advertising and promotion expenses are included in “Selling, general and administrative” and were $8 million and $11 million for the first quarters of 2011 and 2010, respectively, which included $2 million related to the European smoothie business in the first quarter of 2010. Television advertising costs related to production are expensed the first time an ad airs in each market and the cost of advertising time is expensed over the advertising period. Other types of advertising and promotion costs are expensed over the advertising or promotion period.

Note 10 – Stock-Based Compensation

Stock compensation expense totaled $4 million for each of the first quarters of 2011 and 2010. This expense relates primarily to the company’s performance-based long-term incentive program (“LTIP”) and time-vested restricted stock unit awards. LTIP awards cover three-year performance cycles and are measured partly on performance criteria (cumulative earnings per share or cumulative free cash flow generation) and partly on market criteria (total shareholder return relative to a peer group of companies). In September 2010, the LTIP was modified to allow a portion of the awards to be paid in cash in an amount substantially equal to the estimated tax liability triggered by such awards. LTIP awards outstanding at September 2010 were modified, which changed them to liability-classified awards from equity-classified awards. Both liability- and equity-classified awards recognize the fair value of the award ratably over the performance period; however, equity-classified awards only measure the fair value at the grant date, whereas liability-classified awards measure the fair value at each reporting date, with changes in the fair value of the award cumulatively adjusted through expense each period. For modified awards, expense is recognized at the greater of the equity-method or the liability-method. Fair value of LTIP awards measured on performance criteria are based on the company’s expectations of performance achievement and the closing stock price on the measurement date, a Level 3 fair value measurement. Fair value of LTIP awards based on market criteria are measured using a Monte-Carlo simulation using publicly available data, a Level 2 fair value measurement. In the first quarter of 2011, $1 million was reclassified from “Capital surplus” to liabilities for the change in the liability value of the modified awards, and Capital surplus increased a total of $3 million during the quarter as a result of stock compensation.

Note 11 – Comprehensive Income

	Quarter Ended March 31,
(In thousands)	2011	2010

Net income (loss)	$24,202	$(9,187)
Unrealized foreign currency translation losses	(695)	(20)
Increase in fair value of available-for-sale investment	258	190
Increase in fair value of derivatives	38,045	7,543
Realization of gains into net income from OCI	(5,410)	(5,810)
Pension liability adjustments	5,152	(3,573)

Comprehensive income (loss)	$61,552	$(10,857)

Note 12 – Segment Information

The company reports three business segments:

•	Bananas: Includes the sourcing (purchase and production), transportation, marketing and distribution of bananas.

•

Salads and Healthy Snacks: Includes ready-to-eat, packaged salads, referred to in the industry as “value-added salads”; and other value-added products, such as healthy snacking products, fresh vegetable and fruit ingredients used in food service; processed fruit ingredient products; and the company’s equity method investment in Danone Chiquita Fruits, which sells Chiquita-branded fruit smoothies in Europe.

•	Other Produce: Includes the sourcing, marketing and distribution of whole fresh fruits and vegetables other than bananas.

Certain corporate expenses are not allocated to the reportable segments and are included in “Corporate.” Inter-segment transactions are eliminated. Financial information for each segment follows:

	Quarter Ended March 31,
(In thousands)	2011	2010

Net sales:

Bananas	$538,782	$476,530
Salads and Healthy Snacks	238,481	258,727
Other Produce	47,200	73,072

	$824,463	$808,329

Operating income (loss):

Bananas	$56,218	$4,145
Salads and Healthy Snacks	6,039	20,065
Other Produce	(3,044)	1,861
Corporate	(17,013)	(18,488)

	$42,200	$7,583

Note 13 – Commitments and Contingencies

The company had accruals, including accrued interest, in the Condensed Consolidated Balance Sheets of $7 million, $7 million and $12 million at March 31, 2011, December 31, 2010 and March 31, 2010, respectively, related to the plea agreement with the U.S. Department of Justice described below. The company also had an accrual of $4 million at March 31, 2010 related to the settlement agreement for the Colombia related shareholder derivative lawsuits described below, a portion of which was recovered through insurance; and the company had an accrual of $4 million at March 31, 2011 and December 31, 2010 related to contingencies and legal proceedings in Europe. While other contingent liabilities described below may be material, the company has determined that losses in these matters are not probable and has not accrued any other amounts. Regardless of their outcomes, the company has paid, and will likely continue to incur, significant legal and other fees to defend itself in these proceedings, which may significantly affect the company’s financial statements.

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

As previously disclosed, following the announcement of that decision, the EC has also continued to investigate certain alleged conduct in southern Europe. The company believes that it has cooperated with that investigation, under the terms of the EC’s previous grant of conditional immunity. In connection with that investigation, in December 2009, the company received a Statement of Objections (“SO”) from the EC in relation to certain past activities alleged to have occurred during the approximately 18-month period from July 2004 to January 2006. An SO is a confidential procedural document whereby the EC communicates its preliminary view in relation to a possible infringement of EU competition laws and other related matters, and allows the companies identified in the document to present arguments in response. The EC has also expressed a preliminary view questioning the granting of immunity or leniency with respect to the matters set forth in the SO. The company filed its response to the SO with the EC, and a hearing was held in June 2010. A final decision from the EC is expected before the middle of July 2011. The company continues to believe that it should be entitled to immunity.

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

COLOMBIA-RELATED MATTERS

DOJ Settlement. As previously disclosed, in March 2007, the company entered into a plea agreement with the U.S. Department of Justice (“DOJ”) relating to payments made by the company’s former Colombian subsidiary to a Colombian paramilitary group designated under U.S. law as a foreign terrorist organization. The company had previously voluntarily disclosed these payments to the DOJ as having been made by its Colombian subsidiary to protect its employees from risks to their safety if the payments were not made. Under the terms of the plea agreement, the company pled guilty to one count of Engaging in Transactions with a Specially-Designated Global Terrorist Group without having first obtained a license from the U.S. Department of Treasury’s Office of Foreign Assets Control. The company agreed to pay a fine of $25 million, payable in five equal annual installments with interest. In September 2007, the U.S. District Court for the District of Columbia approved the plea agreement. The DOJ had earlier announced that it would not pursue charges against any current or former company executives. Pursuant to customary provisions in the plea agreement, the Court placed the company on corporate probation for five years, during which time the company and its subsidiaries must not violate the law and must implement and/or maintain certain business processes and compliance programs; violation of these requirements could result in setting aside the principal terms of the plea agreement, including the amount of the fine imposed. The company recorded a charge of $25 million in 2006 and paid the first four $5 million annual installments in September 2007, 2008, 2009 and 2010, respectively. At March 31, 2011 the remaining $5 million installment payment, plus accrued interest of approximately $2 million, is included in “Accrued liabilities” on the Consolidated Balance Sheet. Accrued interest is payable with the final installment payment due in September 2011.

Tort Lawsuits. Between June 2007 and April 2010, seven lawsuits were filed against the company by Colombian nationals in U.S. federal courts. These lawsuits assert civil tort claims under various laws, including the Alien Tort Statute (“ATS”), 28 U.S.C. § 1350, the Torture Victim Protection Act (“TVPA”), 28 U.S.C. § 1350 note, and state laws (hereinafter “ATS lawsuits”). The plaintiffs in all seven of these ATS lawsuits, either individually or as members of a putative class, claim to be persons injured, or family members or legal heirs of individuals allegedly killed or injured, by armed groups that received payments from the company’s former Colombian subsidiary. The plaintiffs claim that, as a result of such payments, the company should be held legally responsible for the alleged injuries. The seven ATS lawsuits have been centralized in the U.S. District Court for the Southern District of Florida for consolidated or coordinated pretrial proceedings (“MDL Proceeding”).

In March 2011, two new ATS lawsuits were filed against Chiquita in the U.S. District Court for the District of Columbia. Like the plaintiffs in the seven other ATS lawsuits currently pending in the MDL Proceeding, plaintiffs in these two new ATS lawsuits assert claims under the ATS, TVPA and state laws, alleging that their family members were killed, or that they themselves were injured, by armed groups that received payments from the company’s former Colombian subsidiary. In April, the U.S. Judicial Panel on Multidistrict Litigation ordered the transfer of these two new ATS lawsuits to the MDL Proceeding.

At present, claims are asserted on behalf of over 4,000 alleged victims in the nine ATS lawsuits described above. Plaintiffs’ counsel have indicated that they may add claims for additional alleged victims to the litigation. The company also has received formal requests to participate in mediation in Colombia concerning similar claims, which could be followed by litigation in Colombia. Eight of the ATS lawsuits seek unspecified compensatory and punitive damages, as well as attorneys’ fees and costs, and one of them also seeks treble damages and disgorgement of profits, although it does not explain the basis for those demands. The other ATS lawsuit contains a specific demand of $10 million in compensatory damages and $10 million in punitive damages for each of the several hundred alleged victims in that suit. The company believes the plaintiffs’ claims are without merit and is defending itself vigorously.

In addition to the ATS lawsuits, between March 2008 and April 2010, three tort lawsuits were filed against the company by American citizens. The plaintiffs in these cases assert civil claims under the Antiterrorism Act (“ATA”), 18 U.S.C. § 2331, et seq., and state tort laws (hereinafter “ATA lawsuits”). These ATA lawsuits were centralized in the MDL Proceeding before the U.S. District Court for the Southern District of Florida. In March 2011, a fourth ATA lawsuit was filed against Chiquita in the U.S. District Court for the District of Columbia. In April, the U.S. Judicial Panel on Multidistrict Litigation ordered the transfer of this new ATA lawsuit to the MDL Proceeding. The plaintiffs in these four ATA lawsuits are American citizens who allege that they were kidnapped and held hostage by an armed group in Colombia, or that they are the survivors or the estate of a survivor of American nationals kidnapped and/or killed by the same group in Colombia. Similar to the ATS lawsuits described above, the plaintiffs contend that the company should be held liable because its former Colombian subsidiary allegedly provided material support to the armed group. These four ATA lawsuits seek unspecified compensatory damages, treble damages, attorneys’ fees and costs and punitive damages. The company believes the plaintiffs’ claims are without merit and is defending itself vigorously.

The company has filed motions to dismiss the seven ATS lawsuits pending in the MDL Proceeding. These motions to dismiss have not yet been decided. The company also filed motions to dismiss the three ATA actions pending in the MDL Proceeding. In February 2010, the company’s motion to dismiss one of the ATA lawsuits, Julin v. Chiquita Brands International, Inc., was granted in part and denied in part. The company believes it has strong defenses to the remaining claims in that case. There has been no decision on Chiquita’s motions to dismiss the other two ATA lawsuits pending in the MDL Proceeding. The company anticipates filing motions to dismiss the two recently filed ATS lawsuits and the new ATA lawsuit.

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

In February 2010, Chiquita reached a settlement agreement with two of the remaining three primary insurers involved in the coverage suit, under which they have paid and will continue to pay a portion of defense costs. National Union, the one remaining primary insurer involved in the coverage suit which has not settled with Chiquita, has also paid a portion of defense costs, but has reserved the right to attempt to obtain reimbursement of these payments from Chiquita. A fifth primary insurer that is not a party to the coverage suits is insolvent.

In October 2010, after a trial, the Court ruled that the defense costs incurred by Chiquita in connection with the underlying tort lawsuits and that were the subject of trial—with certain limited exceptions related to media-related activity—were reasonable and that National Union was obligated to reimburse Chiquita for all defense costs not already paid by other insurers. Pursuant to the Court’s order, National Union reimbursed Chiquita for almost all of the defense costs not already paid by other insurers, but continues to reserve its rights to seek reimbursement from Chiquita in the form of loss-sensitive premium, the amount of which is based in part on the number of occurrences.

National Union also has sought contribution from other primary insurers with whom Chiquita entered partial settlements. The number of occurrences was the subject of the second phase of the trial involving National Union, which was held in November 2010. In April 2011, the Court ruled that the underlying tort lawsuits arise out of a single occurrence, and that National Union has no legal right to contribution from the insurers who entered partial settlements with Chiquita. The company anticipates the resulting judgment will be appealed. Through March 31, 2011, the company has received $8 million as expense reimbursement from National Union, which is being deferred in “Other liabilities” in the Condensed Consolidated Balance Sheets.

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

ITALIAN CUSTOMS AND TAX CASES

1998-2000 Cases. In October 2004, the company’s Italian subsidiary, Chiquita Italia, received the first of several notices from various customs authorities in Italy stating that it is potentially liable for additional duties and taxes on the import of bananas by Socoba S.r.l. (“Socoba”) from 1998 to 2000 for sale to Chiquita Italia. The customs authorities claim that (i) the amounts are due because these bananas were imported with licenses (purportedly issued by Spain) that were subsequently determined to have been forged and (ii) Chiquita Italia should be jointly liable with Socoba because (a) Socoba was controlled by a former general manager of Chiquita Italia and (b) the import transactions benefited Chiquita Italia, which arranged for Socoba to purchase the bananas from another Chiquita subsidiary and, after customs clearance, sell them to Chiquita Italia. Chiquita Italia is contesting these claims, principally on the basis of its good faith belief at the time the import licenses were obtained and used that they were valid.

Of the original notices, civil customs proceedings in an aggregate amount of €14 million ($20 million) plus interest were ultimately brought and are now pending against Chiquita Italia in four Italian jurisdictions, Genoa, Trento, Aosta and Alessandria (for €7 million, €5 million, €2 million, and €0.4 million, respectively, plus interest). The Aosta case is still at the trial level; in the Genoa case, Chiquita Italia won at the trial level, lost on appeal, and appealed to the Court of Cassation, the highest level of appeal in Italy, where the case is pending; in the Trento and Alessandria cases, Chiquita Italia lost at the trial level, but the cases have been stayed pending a final resolution of a case in Rome. This Rome case was brought by Socoba (and Chiquita Italia intervened voluntarily) on the issue of whether the forged Spanish licenses used by Socoba should be regarded as genuine in view of the apparent inability to distinguish between genuine and forged licenses. In an October 2010 decision, the Rome trial court rejected Socoba’s claim that the licenses should be considered genuine on the basis that Socoba had not sufficiently demonstrated how similar the forged licenses were to genuine Spanish licenses. Socoba has one year to appeal this decision. In an unrelated case addressing similar forged Spanish licenses used in Belgium, the EU Commission has ruled that these types of licenses were such good forgeries that they needed to be treated as genuine, and Chiquita Italia has brought this decision to the attention of the customs authorities in Genoa to seek relief in relation to the pending customs case but they declined to give the benefit of the decision to Chiquita Italia; Chiquita Italia intends to appeal this decision to the tax court. In Italy, each level of appeal involves a review of the facts and law applicable to the case and the appellate court can render a decision that disregards or substantially modifies the lower court’s opinion.

Under Italian law, the amounts claimed in the Trento, Alessandria and Genoa cases have become due and payable notwithstanding the pending appeals and stays of proceedings. In March 2009, Chiquita Italia began to pay the amounts due in the Trento and Alessandria cases, €7 million ($10 million), including interest, in 36 monthly installments. In the Genoa case, Chiquita Italia began making monthly installment payments in March 2010 under a similar arrangement for the amount due of €13 million ($19 million), including interest, but this payment obligation has been temporarily suspended. If Chiquita Italia ultimately prevails in its appeals, all amounts paid will be reimbursed with interest.

2004-2005 Cases. In early March 2008, Chiquita Italia was required to provide documents and information to the Italian fiscal police in connection with a criminal investigation into imports of bananas by Chiquita Italia during 2004 through 2005, and the payment of customs duties on these imports. The focus of the investigation was on an importation process whereby Chiquita sold some of the bananas imported into Italy to holders of import licenses who imported the bananas and resold them to Chiquita Italia, a practice the company believes was legitimate under both Italian and EU law and was widely accepted by authorities across the EU and by the EC (indirect import matter). The Italian prosecutors are pursuing this matter. If criminal liability is ultimately determined, Chiquita Italia could be civilly liable for damages, including applicable duties, taxes and penalties.

The fiscal police investigation also challenged the involvement of a Chiquita entity incorporated in Bermuda in the sale of bananas directly to Chiquita Italia (direct import matter), as a result of which the tax authorities claimed additional taxes of €13 million ($18 million) for 2004 and €19 million ($27 million) for 2005, plus interest and penalties. In order to avoid a long and costly tax dispute, in April 2011, Chiquita Italia reached an agreement in principle with the Italian tax authorities to settle the dispute. Under this proposed settlement, the tax authorities agreed that the Bermuda corporation’s involvement in the importation of bananas was appropriate and Chiquita Italia agreed to an adjustment to the intercompany price paid by Chiquita Italia for the imported bananas it purchased from this company, resulting in a higher income tax liability for those years. Proposed settlement amounts for additional income tax for 2004 and 2005, including interest accrued through May 1, 2011 and penalties, would be €1 million ($1 million) and €2 million ($3 million), respectively, significantly below the amounts originally claimed. The proposed settlement is subject to approval by the Rome Tax Court; 2004 is expected to be reviewed at a hearing in May 2011 and 2005 is expected to be reviewed by the Court later in 2011. As part of this proposed settlement, Chiquita Italia also agreed to a pricing adjustment for its intercompany purchases of bananas for the years 2006 through 2009. Based on the proposed settlement, Chiquita Italia would also pay additional income tax for these four years, including interest accrued through May 1, 2011, in an aggregate amount of €2 million, ($3 million). Settlement of 2006 through 2009 is not subject to court review and will be binding once the settlement agreement for those years has been finalized.

In December 2009 and November 2010, prior to expiration of the statute of limitations for the 2004 and 2005 tax years, respectively, Chiquita Italia received assessments from the tax authorities for those years covering all the above potential claims (direct and indirect import matters). Chiquita Italia filed appeals to object to the assessments in May 2010 (for 2004) and in April 2011 (for 2005). Pending appeal, the 2004 assessment became due and payable, and in February 2011 Chiquita Italia began to make required installment payments for half of the amount assessed plus interest. In March, these payments were temporarily suspended; payments made to date will be applied to the settlement described above.

The indirect import matter described above is not part of the settlement. After giving effect to the settlement, the assessed balances with respect to the indirect import issue are €6 million ($9 million) for 2004 and €5 million, ($7 million) for 2005 plus, in each case, interest and penalties.

In addition, independent of the investigation by the Italian prosecutors, Italian customs authorities have issued assessment notices for 2004 and 2005 totaling an aggregate of €18 million ($26 million) plus interest related to the indirect import matter. Chiquita Italia is also appealing those assessments and payment of these amounts has also been suspended pending the outcome of the appeals.

Chiquita Italia continues to believe that it acted properly and that all the transactions for which it received the assessments were legitimate and reported appropriately; although it decided to settle certain of the assessments, it is vigorously defending all of the remaining transactions at issue.

Note 14 – Discontinued Operations

In August 2008, the company sold its subsidiary, Atlanta AG, and the 2010 loss from discontinued operations was related to new information about potential indemnification obligations for tax liabilities. In addition, approximately €6 million ($7 million) was received in February 2010 related to consideration from the sale which had been held in escrow to secure any potential obligations of the company under the sale agreement.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Results for the first quarter of 2011 increased from the prior year primarily due to improved Banana segment results, which offset a decline in performance from the Salads and Healthy Snacks segment. In the Banana segment, pricing in Core Europe (defined below), which is primarily based on weekly price quotes, was more than 15% higher in the first quarter of 2011 than in the first quarter of 2010. This is primarily because: (1) European pricing was unusually low in the first quarter of 2010 due to adverse weather and economic conditions, lower consumer demand and increased volume of competing tariff-advantaged fruit imports; and (2) European pricing also recovered higher delivered product costs in the first quarter of 2011 that affected the entire industry, as cooler-than-normal weather across Latin America reduced volume yields, in addition to increasing fuel-related costs. In North America, banana pricing is primarily based on annual contracts that include fuel surcharges designed to recover fuel-related costs; in the first quarter of 2011, we also implemented a force majeure surcharge to recover higher costs of sourcing fruit, which will remain in effect until the sourcing costs return to more normal levels.

In the Salads and Healthy Snacks segment, first quarter 2011 results were below the prior year period primarily due to lower volume of retail value-added salads from the effect of 2010 customer conversions to private label and higher costs of raw product due to adverse growing conditions early in the quarter. While we expect total 2011 retail value-added salad volume to be lower than 2010, we expect to remain a market leader in the category. We expect quarterly volume comparisons to improve as the year progresses and we realize the benefit of growth initiatives and sales to recently-contracted accounts.

Our results are subject to significant seasonal variations and interim results are not indicative of the results of operations for the full fiscal year. Our results during the third and fourth quarters are generally weaker than in the first half of the year due to increased availability of competing fruits and resulting lower banana prices, as well as seasonally lower consumption of salads in the fourth quarter. However, due to trends and transactions described above and below, we expect the quarterly flow of earnings to differ during 2011 from 2010. For a further description of our challenges and risks, see the Overview section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I – Item 1A – Risk Factors” in our 2010 Annual Report on Form 10-K and discussion below.

Operations

NET SALES

Net sales for the first quarter of 2011 were $824 million, up 2% from the first quarter of 2010. Higher banana pricing in all markets and higher banana volume in North America offset lower volume of value-added salads and other produce. Volume of retail value-added salads in the first quarter of 2011 declined compared to the first quarter of 2010 as a result of the effect of 2010 customer conversions to private label during the first nine months of 2010. Volume of other produce declined as a result of the discontinuation of non-strategic, low-margin produce in the fourth quarter of 2010 and less planned deciduous fruit.

OPERATING INCOME

Operating income for the first quarter of 2011 was $42 million compared to $8 million for the first quarter of 2010. Increases in operating income are primarily due to higher banana pricing in all markets in the first quarter of 2011, which recovered higher industry and sourcing costs, while European banana pricing also rebounded from unusually low pricing in the first quarter of 2010. Increased North American banana volume also positively affected operating income. These factors were partially offset by lower volume in retail value-added salads and higher sourcing and logistics costs of other produce, primarily avocados.

REPORTABLE SEGMENTS

We report three business segments: Bananas; Salads and Healthy Snacks; and Other Produce. Segment descriptions and results can be found in Note 12 to the Condensed Consolidated Financial Statements. Certain corporate expenses are not allocated to the reportable segments and are included in “Corporate.” Inter-segment transactions are eliminated.

BANANA SEGMENT

Net sales for the segment were $539 million and $477 million for the first quarters of 2011 and 2010, respectively. The increase in sales was primarily due to higher local pricing across all markets. North American pricing during the period included force majeure surcharges, implemented in late January, to help recover significantly higher sourcing costs that began in late 2010. In Europe, market prices reflected tight industry-wide supply levels and higher sourcing costs, as well as improved consumer demand from the unusual lows during the 2010 period.

The significant increases (decreases) in our Banana segment operating income for the quarter ended March 31, presented in millions, are as follows:

$ 4	2010 Banana segment operating income

63	Pricing
12	Volume[1]
(1)	Average European exchange rates[2]
(30)	Sourcing and logistics costs[3]
8	European tariff costs
1	Marketing investment[4]
(2)	Selling, general and administrative costs
1	Other

$56	2011 Banana segment operating income

[1]	2010 included $6 million of losses from selling low-priced fruit in Mediterranean markets that did not recur in 2011.
[2]

Average European exchange rates include the effect of hedging, which was an (expense) benefit of $(2) million and $1 million for the first quarter of 2011 and 2010, respectively. See Note 5 to the Condensed Consolidated Financial Statements for further description of our hedging program.

[3]

Sourcing costs include increased costs of purchased fruit. Logistics costs are significantly affected by fuel prices, and include the effect of fuel hedges, which were benefits of $5 million and $2 million for the first quarters of 2011 and 2010, respectively. See Note 5 to the Consolidated Financial Statements for further description of our hedging program.

[4]	Planned promotional activities are expected to result in increased marketing investment in the second quarter of 2011.

The percentage changes in our banana prices in 2011 compared to 2010 were as follows:

Q1

North America [1]	8.7%

Core Europe: [2]
U.S. dollar basis [3]	15.1%
Local currency [4]	16.6%

Mediterranean and Middle East	28.8%

Our banana sales volumes5 (in 40-pound box equivalents) were as follows:

(In millions, except percentages)	Q1 2011	Q1 2010	% Change

North America	16.0	14.9	7.4%
Europe and the Middle East:
Core Europe [2]	10.4	10.3	1.0%
Mediterranean and Middle East [6]	3.2	5.0	(36.0)%

[1]	North America pricing includes fuel-related and other surcharges.
[2]	Core Europe includes the 27 member states of the European Union, Switzerland, Norway and Iceland. Bananas sales in Core Europe are primarily in euros.
[3]	Prices on a U.S. dollar basis exclude the effect of hedging.
[4]

The percentage change in our Core Europe banana prices in 2010 compared to 2009 was (11.1)% on a local currency basis, which reflected the unusually low European banana pricing in the first quarter of 2010.

[5]	Volume sold includes all banana varieties, such as Chiquita to Go, Chiquita minis, organic bananas and plantains.
[6]	Mediterranean markets are mainly European and Mediterranean countries that do not belong to the European Union.

The average spot and hedged euro exchange rates were as follows:

(Dollars per euro)	Q1 2011	Q1 2010	% Change

Euro average exchange rate, spot	$1.36	$1.39	(2.2)%
Euro average exchange rate, hedged	1.35	1.40	(3.6)%

We have entered into euro put option contracts to reduce the negative cash flow and earnings effect that any significant decline in the value of the euro would have on the conversion of euro-based revenue into U.S. dollars. Put options, which require an upfront premium payment, can reduce this risk without limiting the benefit of a stronger euro. To minimize the volatility that changes in fuel prices could have on the operating results of our core shipping operations, we also enter into hedge contracts to lock in prices of future bunker fuel purchases. Further discussion of hedging risks can be found under the caption “Market Risk Management—Financial Instruments” below, and Note 5 to the Condensed Consolidated Financial Statements.

EU Banana Import Regulation

From 2006 through the second quarter of 2010, bananas imported into the European Union (“EU”) from Latin America, our primary source of fruit, were subject to a tariff of €176 per metric ton, while bananas imported from African, Caribbean, and Pacific sources have been and continue to be allowed to enter the EU tariff-free (since January 2008, in unlimited quantities). Following several successful legal challenges to this EU import arrangement in the World Trade Organization (“WTO”), the EU and 11 Latin American countries initialed the WTO “Geneva Agreement on Trade in Bananas” (“GATB”) in December 2009, under which the EU agreed to reduce tariffs on Latin American bananas in stages, starting with a new rate of €148 per metric ton in 2010, reducing to €143 per metric ton in 2011 and ending with a rate of €114 per metric ton by 2019. At that time, the EU also initialed a WTO agreement with the United States, under which it agreed not to reinstate WTO-illegal tariff quotas, or licenses on banana imports. In June 2010, the EU reduced its tariff to €148 per metric ton retroactively to December 15, 2009, and we recognized a €10 million ($12 million) receivable in “Other receivables, net” and a reduction of tariff expense included in “Cost of sales” for these refunds; of this amount, €5 million ($6 million) relates to refunds of tariff expense incurred in the first quarter of 2010. In January 2011, the EU further reduced its tariff to €143 per metric ton as required by the GATB. The WTO agreements were ratified by the European Parliament in February 2011. The GATB still needs to be ratified by Ecuador before being further formalized in the WTO. The initial €28 per metric ton reduction in the tariff lowered our tariff costs by $26 million for the year ended December 31, 2010.

In another regulatory development, in March 2011, the EU initialed a free trade area (“FTA”) agreement with Colombia and Peru and an FTA with the Central American countries and Panama. Under both FTA agreements, the EU committed to reduce its banana tariff to €75 per metric ton over ten years for specified volumes of banana exports from each of the countries covered by these FTAs. The agreements still need to be officially signed and approved by the European Council, and ratified by the European Parliament and Latin American legislatures. The EU and other FTA countries have expressed hope that their new agreements will take effect by mid-2012 or sooner. Because the approval and implementation procedures for the two agreements remain unsettled, however, it is unclear when, or whether, one or both of these FTAs will be implemented, and what, if any, effect they will have on our operations.

SALADS AND HEALTHY SNACKS SEGMENT

Net sales for the segment were $238 million and $259 million for the first quarters of 2011 and 2010, respectively. The decline in sales was due to lower volume in retail value-added salads from customer conversions to private label during the first nine months of 2010. However, we anticipate better volume comparisons as the year progresses and we realize the benefit of growth initiatives and sales to recently-contracted accounts. Also in the first quarter of 2011, cold weather and a lettuce blight in Arizona, where lettuce is sourced in winter months, lowered productivity and raised field and manufacturing costs for the entire industry. These costs abated as primary sourcing operations returned to California, based upon normal seasonal sourcing practices, in March 2011. Advertising and promotion support of retail value added salads was lower in the first quarter of 2011 compared to 2010, however, we expect the full year 2011 to be consistent with 2010 with planned marketing investment in the second half of the year.

The significant increases (decreases) in our Salads and Healthy Snacks segment operating income for the quarter ended March 31, presented in millions, are as follows:

$ 20	2010 Salads and Healthy Snacks segment operating income

(2)	Pricing
(5)	Volume primarily in retail value-added salads
3	Selling, general, administrative costs
(3)	Marketing investment for retail value-added salads
(6)	Commodity inputs, such as fuel and packaging material costs
(1)	Other

$6	2011 Salads and Healthy Snacks segment operating income

Volume and pricing for Fresh Express-branded retail value-added salads was as follows:

(In millions, except percentages)	Q1 2011	Q1 2010	% Change

Volume	12.8	14.3	(10.5)%
Pricing[1]			(1.8)%

[1]

Represents the net reduction in sales of individual product pricing changes, without considering changes in product mix. The weighted average price of all sales decreased by 0.2%, including the favorable changes in product mix.

We continue to invest in the area of food safety and unveiled Fresh Rinse™ in the fourth quarter of 2010. Fresh Rinse is a new produce wash that significantly reduces microorganisms on particular leafy greens compared to a conventional chlorine sanitizer. We are converting all of our facilities to use this technology during the first half of 2011. As part of our commitment to advancing food safety standards, once we have fully implemented our conversion, we plan to make the technology available for license to others in the industry and for other produce wash applications.

OTHER PRODUCE SEGMENT

Net sales for the segment were $47 million and $73 million in the first quarters of 2011 and 2010, respectively. Operating loss for the segment was $3 million in the first quarter of 2011 compared to operating income of $2 million in the first quarter of 2010. The decreases are a result of the discontinuation of non-strategic, low margin product in the fourth quarter of 2010, higher sourcing and logistics costs associated with avocados and less planned deciduous volume.

CORPORATE

Corporate expenses were $17 million and $18 million for the first quarters of 2011 and 2010, respectively.

INTEREST

Interest expense was $14 million for each of the first quarters of 2011 and 2010, respectively.

INCOME TAXES

Our foreign operations are generally taxed at rates lower than the U.S. statutory rate, and our overall effective tax rate varies significantly from period to period due to the level and mix of income among various domestic and foreign jurisdictions. No U.S. taxes have been accrued on foreign earnings because such earnings have been or are expected to be permanently invested in foreign operations. We have not historically generated U.S. federal taxable income on an annual basis; however, we generated U.S. federal taxable income in 2009, 2010 and for the quarter ended March 31, 2011 which was fully offset by the utilization of net operating loss carryforwards (“NOLs”). Even though NOLs have been utilized, our remaining NOLs continue to have full valuation allowances. Some or all of the company’s valuation allowance on its U.S. NOLs may be released in 2011 if the company (1) has U.S. federal taxable income for the full year 2011 thereby demonstrating a trend of taxable income, and (2) expects sufficient future U.S. taxable income to be able to realize the benefit of these NOLs in future years. As of March 31, 2011, we had approximately $95 million of U.S. federal and state valuation allowances. See Note 8 to the Condensed Consolidated Financial Statements for further information about our income taxes and valuation allowances.

Income taxes were a net expense of $5 million and less than $1 million for the first quarter of 2011 and 2010, respectively. The increase in net income tax expense in the first quarter of 2011 compared to 2010 is primarily related to changes in the valuation allowances in foreign jurisdictions and foreign exchange differences in unrecognized tax benefits.

Financial Condition – Liquidity and Capital Resources

At March 31, 2011, we had a cash balance of $114 million and no borrowings were outstanding under our revolving credit facility (“Revolver”) under which we had $128 million of credit available, after $22 million was used to support issued letters of credit. Annually, mandatory debt maturities are $20 million until 2014. We are in compliance with the financial covenants of our credit facility and expect to remain in compliance for more than twelve months from the date of this filing.

Cash used in operations was $26 million and $20 million for the quarters ended March 31, 2011 and 2010, respectively. Seasonal working capital demands typically use cash in the first quarter and provide cash in the second quarter. Cash used in operations during the first quarter of 2010 includes $7 million from the 2010 collection of amounts held in escrow from the sale of Atlanta and $12 million of reductions in value added tax receivables.

Cash flow used in investing activities includes capital expenditures of $12 million and $7 million for the quarters ended March 31, 2011 and 2010, respectively. The increase in capital expenditures primarily relates to the implementation of Fresh Rinse; we are converting all of our facilities to use this technology during the first half of 2011.

Cash used in financing activities related to the quarterly principal payment on our term loan and in 2010 also included the open-market repurchase of $7 million of our 7 1/2% Senior Notes due 2014. During the first quarters of 2011 and 2010, we did not draw on the Revolver to fund normal seasonal working capital needs. Management evaluates opportunities to reduce debt to the extent it is economically efficient and attractive and has a long-term goal to improve the ratio of debt to EBITDA (earnings before interest, taxes, depreciation and amortization) to 3 to

1. See Note 4 of the Condensed Consolidated Financial Statements for further description of our debt agreements and financing activities.

A subsidiary has an approximately €12 million ($17 million) uncommitted credit line for bank guarantees used primarily for payments due under import licenses and duties in European Union countries. At March 31, 2011, we had an equal amount of cash equivalents in a compensating balance arrangement related to this uncommitted credit line.

Depending on fuel prices, we can have significant obligations or amounts receivable under our bunker fuel hedging arrangements, although we would expect any liability or asset from these arrangements to be offset by lower or higher cash fuel costs, respectively. At March 31, 2011 and 2010, our bunker fuel forward contracts were an asset of $60 million and $5 million, respectively. The amount ultimately due or receivable will depend upon fuel prices at the dates of settlement. See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk” below and Note 5 to the Condensed Consolidated Financial Statements for further information about our hedging activities. We expect operating cash flows will be sufficient to cover our hedging obligations, if any.

We face certain contingent liabilities which are described in Note 13 to the Condensed Consolidated Financial Statements; in accordance with generally accepted accounting practices, reserves have not been established for most of the items which are ongoing matters. It is possible that in future periods we could have to pay fines, penalties or damages with respect to one or more of these matters, the exact amount of which would be at the discretion of the applicable court or regulatory body. We presently expect that we would use existing cash resources to satisfy any such liabilities; however, depending on the size and timing of any such liability, it could have a material adverse effect on our financial position or results of operations and we could need to explore additional sources of financing, the availability and terms of which would be dependent on prevailing market and other conditions. In addition, we are making payments and may be required to make additional payments to preserve our right to appeal assessments of Italian customs cases, as more fully described in Note 13 to the Condensed Consolidated Financial Statements. Such payments are typically made over a period of time under a payment plan. If we ultimately prevail in these cases, the amounts will be repaid with interest.

We have not made dividend payments since 2006, and any future dividends would require approval by the board of directors. Under the Credit Facility, CBL may distribute cash to CBII, the parent company, for routine CBII operating expenses, interest payments on CBII’s 7 1/2% and 8 7/8% Senior Notes and its Convertible Notes and payment of certain other specified CBII liabilities (“permitted payments”). CBL may distribute cash to CBII for other purposes, including dividends, if we are in compliance with the covenants and not in default under the Credit Facility. The CBII 7 1/2% and 8 7/8% Senior Notes also have dividend payment limitations with respect to the ability and extent of declaration of dividends. At March 31, 2011, distributions to CBII, other than for permitted payments, were limited to approximately $120 million annually.

Risks of International Operations

We operate in many foreign countries, including those in Central America, Europe, the Middle East, China and Africa. Our activities are subject to risks inherent in operating in these countries, including government regulation, currency restrictions and other restraints, import and export restrictions, burdensome taxes, risks of expropriation, threats to employees, political instability, terrorist activities, including extortion, and risks of U.S. and foreign governmental action in relation to us. Should such circumstances occur, we might need to curtail, cease or alter our activities in a particular region or country. Trade restrictions apply to certain countries, such as Iran, that require us to obtain licenses from the U.S. government for sales in these countries; these sales are able to be licensed because the products we sell are food staples and the specific parties involved in the sales are cleared by the U.S. government.

See “Part II, Item 1 – Legal Proceedings” in this Quarterly Report on Form 10-Q and Note 13 to the Condensed Consolidated Financial Statements for a further description of legal proceedings and other risks.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010.

New Accounting Standards

Reference is made to Note 1 of the Consolidated Financial Statements in Exhibit 13 of our 2010 Annual Report on Form 10-K. As of March 31, 2011, there were no other changes to new accounting standards that significantly affect us.

* * * * *

This quarterly report contains certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control, including: the customary risks experienced by global food companies, such as prices for fuel and other commodity inputs, currency exchange rate fluctuations, industry and competitive conditions (all of which may be more unpredictable in light of continuing uncertainty in the global economic environment), government regulations, food safety issues and product recalls affecting us or the industry, labor relations, taxes, political instability and terrorism; unusual weather events, conditions or crop risks; access to and cost of financing; and the outcome of pending litigation and governmental investigations involving us, as well as the legal fees and other costs incurred in connection with these items.

The forward-looking statements speak as of the date made and are not guarantees of future performance. Actual results or developments may differ materially from the expectations expressed or implied in the forward-looking statements, and we undertake no obligation to update any such statements.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Management – Financial Instruments” in our 2010 Annual Report on Form 10-K. As of March 31, 2011, the only material changes from the information presented in the Form 10-K are contained in the information provided below.

HEDGING INSTRUMENTS

Our products are distributed in nearly 70 countries. International sales are made primarily in U.S. dollars and major European currencies. We reduce currency exchange risk from sales originating in currencies other than the U.S. dollar by exchanging local currencies for dollars promptly upon receipt. We consider our exposure, current market conditions and hedging costs in determining when and whether to enter into new hedging instruments (principally euro put option contracts) to hedge the dollar value of our estimated net euro cash flow exposure up to 18 months into the future. Put option contracts allow us to exchange a certain amount of euros for U.S. dollars at either the exchange rate in the option contract or the spot rate. At April 29, 2011, we had hedge positions that protect approximately 50% of our expected net exposure for the remainder of 2011 from a decline in the exchange rate below $1.42 per euro. We also had hedge positions that limit the benefit of an increase in the exchange rate above $1.49 per euro for approximately 30% of our expected net exposure in the remainder of 2011; these positions could also result in a loss if the actual exchange rate exceeds the strike rate. However, we expect that any loss on these contracts would be more than offset by an increase in the dollar realization of the underlying sales denominated in foreign currencies.

Our shipping operations are exposed to the risk of rising fuel prices. To reduce the risk of rising fuel prices, we enter into bunker fuel forward contracts (swaps) that allow us to lock in fuel prices up to three years in the future. Bunker fuel forward contracts can offset increases in market fuel prices or can result in higher costs from declines in market fuel prices, but in either case reduce the volatility of changing fuel prices in our results. At April 29, 2011, we had hedging coverage for approximately three-fourths of our expected fuel purchases through 2011 at average bunker fuel swap rates of $439 per metric ton, hedging coverage for approximately one-half of our expected fuel purchases in 2012 at average bunker fuel swap rates of $459 per metric ton, hedging coverage for approximately 40% of our expected fuel purchases in 2013 at average bunker fuel swap rates of $488 per metric ton and hedging coverage for approximately one-fourth of our expected fuel purchases in the first quarter of 2014 at average bunker fuel swap rates of $558 per metric ton.

We carry hedging instruments at fair value on our Condensed Consolidated Balance Sheets, and defer potential gains and losses to the extent that the hedges are effective in “Accumulated other comprehensive income (loss)” until the hedged transaction occurs (the euro sale or fuel purchase to which the hedging instrument was intended to apply). The fair value of the foreign currency options and bunker fuel forward contracts was a net asset of $64 million, $28 million and $15 million at March 31, 2011, December 31, 2010 and March 31, 2010, respectively. A hypothetical 10% increase in the euro currency rates would have resulted in a decline in fair value of the euro put and call options of approximately $12 million at March 31, 2011. However, we expect that any loss on these put and call options would be more than offset by an increase in the dollar realization of the underlying sales denominated in foreign currencies. A hypothetical 10% decrease in bunker fuel rates would result in a decline in fair value of the bunker fuel forward contracts of approximately $25 million at March 31, 2011. However, we expect that any decline in the fair value of these contracts would be offset by a decrease in the cost of underlying fuel purchases.

See Note 5 to the Condensed Consolidated Financial Statements for additional discussion of our hedging activities. See Note 6 to the Condensed Consolidated Financial Statements for additional discussion of fair value measurements, as it relates to our hedging instruments.

DEBT INSTRUMENTS

We are exposed to interest rate risk on our variable rate debt, which is primarily the outstanding balance under our Credit Facility. We had approximately $160 million of variable rate debt at March 31, 2011 (see Note 4 to the Condensed Consolidated Financial Statements). A 1% change in interest rates would result in a change to interest expense of approximately $2 million annually.

We have $534 million principal balance of fixed-rate debt, which includes the 7 1/2% Senior Notes due 2014, the 8 7/8% Senior Notes due 2015 and the 4.25% Convertible Senior Notes due 2016. The $200 million principal balance of the Convertible Notes is greater than their $137 million carrying value due to the accounting standards for convertible notes such as ours that are described in Note 4 to the Condensed Consolidated Financial Statements. Although the Condensed Consolidated Balance Sheets do not present debt at fair value, a hypothetical 0.50% increase in interest rates would have resulted in a decline in the fair value of our fixed-rate debt of approximately $11 million at March 31, 2011.

Item 4 - Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic filings with the SEC is (a) accumulated and communicated to management in a timely manner and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of March 31, 2011, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of that date.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

We also maintain a system of internal accounting controls, which includes internal control over financial reporting, that is designed to provide reasonable assurance that our financial records can be relied upon for preparation of our consolidated financial statements in accordance with generally accepted accounting principles in the United States and that our assets are safeguarded against loss from unauthorized use or disposition. Based on an evaluation by management, with the participation of the Chief Executive Officer and Chief Financial Officer, during the quarter ended March 31, 2011, there were no changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1 – Legal Proceedings

The information included in Note 13 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q is incorporated by reference into this Item. Reference is made to the discussion under “Part 1, Item 3 – Legal Proceedings – Personal Injury Cases” in our Annual Report on Form 10-K for the year ended December 31, 2010. Regarding the DBCP cases pending in California, the appeal of the Panama residents has been denied by the California Supreme Court, making the dismissal final, although they still have the right to re-file in Michigan. Regarding the MARDOC cases pending in Federal court in Pennsylvania (claims alleging injury or illness from exposure to asbestos), approximately 2,250 of the approximately 4,000 cases that had been administratively dismissed without prejudice (i.e., with the right to re-file) have now been finally dismissed (i.e., no right to re-file). Of the 32 MARDOC cases that had been reinstated and were still pending, 20 additional cases have been dismissed without any settlement payments.

Item 5 – Other Information

In March 2011, Waheed Zaman, Senior Vice President, Product Supply Organization, adopted a written stock-trading plan (“10b5-1 Plan”) in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for the purpose of selling a portion of his holdings over time, as part of his financial planning for the benefit of his family. The 10b5-1 Plan permits sales to take place beginning in May 2011 and continuing until May 2013 (or earlier if the shares subject to the 10b5-1 Plan have been sold). Manuel Rodriguez, Senior Vice President, Government & International Affairs and Corporate Responsibility Officer, has also adopted a 10b5-1 Plan for the purpose of selling shares receivable upon the exercise of options that were issued in 2002 and expire in May 2012. The sales for both of these executive officers are permitted by our stock ownership guidelines. Shares sold pursuant to any of the above 10b5-1 Plans will be disclosed publicly through Form 4 filings required by the SEC and, if required, Form 144 filings.

Item 6 – Exhibits

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

May 6, 2011