Form 10-K/A
period 2010-12-31
CHIQUITA BRANDS INTERNATIONAL INC
filed 2011-06-17
CIK 101063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment #1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our Form 10-K for the fiscal year ended December 31, 2010, which was originally filed on March 4, 2011 (the “Original 10-K”). We are filing this Amendment as required by comments received from the Commission Staff relating to its review of our confidential treatment request filed with the Original 10-K. The Amendment involves no material information or changes to the Original 10-K. It is being filed solely to re-file the entire Exhibit 10.8 to the Original 10-K (our 2008 Amended and Restated Credit Agreement and associated exhibits and schedules) in order to include one part of a schedule (Schedule 4.01(cc)) containing non-material information not originally filed and to present another schedule (Schedule 4.01(w)) in a different format. Consistent with this change, Item 15(a)(3) of Part IV and new Exhibits 31.1 and 31.2 are being filed, as required by the Commission regulations.

Except as set forth above, the Original 10-K is not amended, updated, or otherwise modified. This Amendment does not reflect events occurring after March 4, 2011, the date of the Original 10-K, or modify or update those disclosures that may have been affected by subsequent events.

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 3. See Index of Exhibits for a listing of all exhibits to this Annual Report on Form 10-K/A.

In reviewing the agreements included as exhibits to this Annual Report on Form 10-K/A, please remember they are included to provide readers with information regarding their terms and are not intended to provide any other factual or disclosure information about any of the parties to the agreements. Agreements included as exhibits may contain representations and warranties by one or more of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Exhibit Number	Description

*+2.1	Sale and Purchase Agreement dated as of May 13, 2008 by and among Hameico Fruit Trade, GmbH with the acknowledgment of Chiquita Brands International, Inc., and Univeg Fruit & Vegetable N.V., with the acknowledgment of De Weide Blik N.V. (Exhibit 2.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

*3.1	Third Restated Certificate of Incorporation (Exhibit 1 to Form 8-A filed March 12, 2002)

*3.2	Restated Bylaws, as amended through September 21, 2007. (Exhibit 3.1 to Current Report on Form 8-K filed September 27, 2007)

*4.1	Indenture, dated as of September 28, 2004, between Chiquita Brands International, Inc. and LaSalle Bank National Association, as trustee, relating to $250 million aggregate principal amount of 7 1/2% Senior Notes due 2014. (Exhibit 4.1 to Current Report on Form 8-K filed September 30, 2004)

*4.2	First Supplemental Indenture, dated as of February 4, 2008, between Chiquita Brands International, Inc. and LaSalle Bank National Association, as trustee, relating to $250 million aggregate principal amount of 7 1/2% Senior Notes due 2014. (Exhibit 4.1 to Current Report on Form 8-K filed February 12, 2008)

*4.3	Instrument of Resignation, Appointment and Acceptance, dated as of January 20, 2009, between Chiquita Brands International, Inc., Bank of America, N.A., as successor by merger to LaSalle Bank National Association, and Wells Fargo Bank, National Association, relating to $250 million aggregate principal amount of 7 1/2% Senior Notes due 2014. (Exhibit 4.6 to Annual Report on Form 10-K for the year ended December 31, 2008)

*4.4	Indenture, dated as of June 28, 2005, between Chiquita Brands International, Inc. and LaSalle Bank National Association, as trustee, relating to $225 million aggregate principal amount of 8 7/8% Senior Notes due 2015. (Exhibit 4.1 to Current Report on Form 8-K filed July 1, 2005)

*4.5	Instrument of Resignation, Appointment and Acceptance, dated as of January 20, 2009, between Chiquita Brands International, Inc., Bank of America, N.A., as successor by merger to LaSalle Bank National Association, and Wells Fargo Bank, National Association, relating to $225 million aggregate principal amount of 8 7/8% Senior Notes due 2015. (Exhibit 4.8 to Annual Report on Form 10-K for the year ended December 31, 2008)

*4.6	Indenture, dated as of February 1, 2008, between Chiquita Brands International, Inc. and LaSalle Bank National Association, as trustee, relating to $200 million aggregate principal amount of 4.25% Convertible Senior Notes due 2016. (Form of indenture filed as Exhibit 4.1 to Registration Statement on Form S-3 filed March 8, 2005)

*4.7	First Supplemental Indenture, dated as of February 12, 2008, between Chiquita Brands International, Inc. and LaSalle Bank National Association, as trustee, containing the terms of $200 million aggregate principal amount of 4.25% Convertible Senior Notes due 2016. (Exhibit 4.2 to Current Report on Form 8-K filed February 12, 2008)

*4.8	Instrument of Resignation, Appointment and Acceptance, dated as of January 20, 2009, between Chiquita Brands International, Inc., Bank of America, N.A., as successor by merger to LaSalle Bank National Association, and Wells Fargo Bank, National Association, relating to $200 million aggregate principal amount of 4.25% Convertible Senior Notes due 2016. (Exhibit 4.11 to Annual Report on Form 10-K for the year ended December 31, 2008)

Exhibit Number	Description

*10.1	Stock Purchase Agreement dated June 10, 2004, among Chiquita International Limited, Chiquita Brands L.L.C. and Invesmar Limited, an affiliate of C.I. Banacol S.A. (Exhibit 99.2 to Current Report on Form 8-K filed June 14, 2004)

*10.2	Plea Agreement among Chiquita Brands International, Inc., the United States Attorney’s Office for the District of Columbia and the National Security Division of the Department of Justice, as of March 19, 2007 accepted by the United States District Court for the District of Columbia on September 17, 2007. (Exhibit 10.1 to Current Report on Form 8-K filed March 20, 2007)

*+10.3	Master Agreement by and among Chiquita Brands International, Inc., Chiquita Brands L.L.C., Great White Fleet Ltd., certain Chiquita Vessel Owners, Eastwind Maritime Inc., NYKLauritzenCool AB, Seven Hills LLC and Eystrasalt LLC dated April 30, 2007. (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

*+10.4	Form of Time Charter for Container Vessels between various Ship Owning Entities and Great White Fleet Ltd. dated April 30, 2007. (Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

*+10.5	Form of Refrigerated Vessel Time Charters between Seven Hills LLC and Great White Fleet Ltd. dated April 30, 2007. (Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

*+10.6	Form of Long-Period Charters between NYKLauritzenCool AB and Great White Fleet Ltd. dated April 30, 2007. (Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

*+10.7	International Banana Purchase Agreement F.O.B. (Port of Loading) dated January 25, 2008 between Chiquita International Limited and Banana International Corporation, an affiliate of C.I. Banacol, S.A., English translation of original document, which is in Spanish, conformed to include amendments through July 14, 2008. (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

+10.8	Credit Agreement dated as of March 31, 2008, among Chiquita Brands International, Inc., Chiquita Brands L.L.C., certain financial institutions as lenders, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, as administrative agent, letter of credit issuer, swing line lender, lead arranger and bookrunner, conformed to include amendments included in First Amendment to Credit Agreement and Consent entered into as of June 30, 2008. Refiled to include all exhibits and schedules as of March 31, 2008.

Executive Compensation Plans and Agreements

*10.9	Chiquita Brands International, Inc. 1997 Amended and Restated Deferred Compensation Plan conformed to include amendments through July 29, 2008. (Exhibit 10.12 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

*10.10	Fourth Amendment to the 1997 Amended and Restated Chiquita Brands International, Inc. Deferred Compensation Plan dated December 15, 2010. (Exhibit 10.10 to Annual Report on Form 10-K for the year ended December 31, 2010)

*10.11	Chiquita Brands International, Inc. Capital Accumulation Plan, conformed to include amendments through July 8, 2008. (Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

*10.12	Amendment effective as of January 1, 2009 to the Chiquita Brands International, Inc. Capital Accumulation Plan. (Exhibit 10.14 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

Exhibit Number	Description

*+10.13	Second Amendment to the Chiquita Brands International, Inc. Capital Accumulation Plan dated as of December 15, 2010. (Exhibit 10.13 to Annual Report on Form 10-K for the year ended December 31, 2010)

*10.14	Guaranty, dated March 12, 2001, by Chiquita Brands, Inc. (n/k/a Chiquita Brands L.L.C.) of obligations of Chiquita Brands International, Inc., under its Deferred Compensation and Capital Accumulation Plans. (Exhibit 10-I to Annual Report on Form 10-K for the year ended December 31, 2000)

*10.15	Amended and Restated Directors Deferred Compensation Program, conformed to include amendments through July 8, 2008. (Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

*10.16	Executive Officer Severance Pay Plan, conformed to include amendments through July 8, 2008. (Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

*+10.17	Form of Change in Control Severance Agreement being used before April 1, 2010 (Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

*+10.18	Form of Change in Control Severance Agreement being used on and after April 1, 2010 (without tax gross-up) (Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

*10.19	Chiquita Brands International, Inc. Chiquita Stock and Incentive Plan, conformed to include amendments through March 31, 2010. (Appendix A to Proxy Statement filed as part of Schedule 14A on April 13, 2010)

*+10.20	Long-Term Incentive Program 2009-2011 Terms, as amended through September 28, 2010 (Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

*+10.21	Long-Term Incentive Program 2010-2012 Terms, as amended through September 28, 2010 (Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

*+10.22	Long-Term Incentive Program 2011-2013 Terms. (Exhibit 10.22 to Annual Report on Form 10-K for the year ended December 31, 2010)

*10.23	Form of Stock Option Agreement with non-management directors of the company (Exhibit 10-p to Annual Report on Form 10-K for the year ended December 31, 2002)

*10.24	Form of Restricted Share Agreement with non-management directors (Exhibit 10-u to Annual Report on Form 10-K for the year ended December 31, 2002)

*10.25	Form of Stock Option Agreement for employees, including executive officers (Exhibit 10-r to Annual Report on Form 10-K for the year ended December 31, 2002)

*10.26	Form of Stock Appreciation Right Agreement with certain non-U.S. employees, which may include executive officers (Exhibit 10-b to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

*10.27	Form of Restricted Stock Award and Agreement for employees, including executive officers, approved on July 6, 2006, applicable to grantees who may attain “Retirement” prior to issuance of the shares. (Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

*10.28	Form of Restricted Stock Award and Agreement for employees, including executive officers, approved on July 6, 2006, applicable to grantees who will not attain “Retirement” prior to issuance of the shares. (Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

Exhibit Number	Description

*10.29	Form of Amendment to Restricted Stock Award and Agreement for employees, including executive officers, approved on July 30, 2008, applicable to grantees who may attain “Retirement” prior to issuance of the shares. (Exhibit 10.8 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

*10.30	Form of Amendment to Restricted Stock Award and Agreement for employees, including executive officers, approved on July 30, 2008, applicable to grantees who will not attain “Retirement” prior to issuance of the shares. (Exhibit 10.9 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

*10.31	Form of Amendment to Restricted Stock Award and Agreement with non-management directors which is compliant with IRC§409A. (Exhibit 10.10 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

*+10.32	Form of Amendment to Restricted Stock Award and Agreement for employees, including executive officers, approved on September 1, 2008, applicable to grantees who may attain “Retirement” prior to issuance of the shares. (Exhibit 10.8 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

*+10.33	Form of Amendment to Restricted Stock Award and Agreement for employees, including executive officers, approved on September 1, 2008, applicable to grantees who will not attain “Retirement” prior to issuance of the shares. (Exhibit 10.9 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

*10.34	Form of Restricted Stock Award and Agreement with non-management directors approved on July 15, 2009 used after July 15, 2009. (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

*+10.35	Form of Restricted Stock Award and Agreement for employees, including executive officers, approved on July 15, 2009, applicable to grantees who may attain “Retirement” prior to issuance of the shares. (Exhibit 10.10 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

*+10.36	Form of Restricted Stock Award and Agreement for employees, including executive officers, approved on July 15, 2009, applicable to grantees who will not attain “Retirement” prior to issuance of the shares. (Exhibit 10.11 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

*10.37	Form of Restricted Stock Award and Agreement for employees, including executive officers, approved on February 14, 2011, applicable to grantees who may attain “Retirement” prior to issuance of the shares. (Exhibit 10.37 to Annual Report on Form 10-K for the year ended December 31, 2010)

*10.38	Form of Restricted Stock Award and Agreement for employees, including executive officers, approved on February 14, 2011, applicable to grantees who will not attain “Retirement” prior to issuance of the shares. (Exhibit 10.10 to Annual Report on Form 10-K for the year ended December 31, 2010)

*10.39	Employment Agreement dated and effective January 12, 2004 between Chiquita Brands International, Inc. and Fernando Aguirre, including Form of Restricted Share Agreement for 110,000 shares of Common Stock (time vesting) (Exhibit A), Form of Restricted Share Agreement for 150,000 shares of Common Stock (performance vesting) (Exhibit B) and Form of Non-Qualified Stock Option Agreement with respect to an aggregate of 325,000 shares of Common Stock (Exhibit C) (Exhibit 10.1 to Current Report on Form 8-K filed on January 14, 2004)

*10.40	Letter Agreement, dated April 12, 2007 and effective April 15, 2007, between Chiquita Brands International, Inc. and Fernando Aguirre (Exhibit 10.1 to Current Report on Form 8-K filed April 17, 2007)

Exhibit Number	Description

*10.41	Amendment dated July 30, 2008 to the Employment Agreement dated January 12, 2004 as amended April 12, 2007, between Chiquita Brands International, Inc. and Fernando Aguirre, for compliance with IRC §409A. (Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

*10.42	Employment Agreement dated October 24, 2008 between Chiquita Brands International Sàrl and Michel Loeb. (Exhibit 10.43 to Annual Report on Form 10-K for the year ended December 31, 2008)

*10.43	Separation and Severance Agreement by and between Chiquita Brands International Sàrl and Michel Loeb dated October 21, 2010. (Exhibit 10.13 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

*+10.44	Employment Agreement dated August 18, 2010 between Chiquita Brands International Sàrl and Brian W. Kocher. (Exhibit 10.12 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

*13	Chiquita Brands International, Inc. consolidated financial statements, management’s discussion and analysis of financial condition and results of operations, and selected financial data to be included in its 2010 Annual Report to Shareholders. (Exhibit 13 to Annual Report on Form 10-K for the year ended December 31, 2010)

*21	Chiquita Brands International, Inc. Subsidiaries (Exhibit 21 to Annual Report on Form 10-K for the year ended December 31, 2010)

*23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (Exhibit 23.1 to Annual Report on Form 10-K for the year ended December 31, 2010)

*24	Powers of Attorney (Exhibit 24 to Annual Report on Form 10-K for the year ended December 31, 2010)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

*32	Section 1350 Certifications (Exhibit 32 to Annual Report on Form 10-K for the year ended December 31, 2010)

*	Incorporated by reference.
+	Portions of these exhibits have been omitted pursuant to a request for confidential treatment. The omitted portions have been filed with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 17, 2011.

CHIQUITA BRANDS INTERNATIONAL, INC.

By	/s/ Lori A. Ritchey
Lori A. Ritchey
Vice President and Controller
(Chief Accounting Officer)