Form 10-Q
period 2011-06-30
CHIQUITA BRANDS INTERNATIONAL INC
filed 2011-08-05
CIK 101063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 28, 2011, there were 45,441,793 shares of Common Stock outstanding.

CHIQUITA BRANDS INTERNATIONAL, INC.

PART I - Financial Information

Item 1 - Financial Statements

CHIQUITA BRANDS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$870,351	$916,331	$1,694,814	$1,724,660
Cost of sales	715,520	738,090	1,403,578	1,444,426
Selling, general and administrative	92,070	89,605	168,335	169,103
Depreciation	12,242	12,038	25,109	23,890
Amortization	2,350	2,573	4,699	5,147
Equity in losses (earnings) of investees	1,217	(1,690)	3,695	(1,703)
Reserve for grower receivables	33,106	1,501	33,352	2,000
Gain on deconsolidation of European smoothie business	0	(32,497)	0	(32,497)

Operating income	13,846	106,711	56,046	114,294
Interest income	1,001	1,356	2,111	3,072
Interest expense	(14,172)	(14,275)	(28,380)	(28,612)
Other	0	3,450	0	3,269

Income from continuing operations before income taxes	675	97,242	29,777	92,023
Income tax benefit (expense)	77,100	(2,600)	72,200	(3,300)

Income from continuing operations	77,775	94,642	101,977	88,723
Loss from discontinued operations, net of income taxes	0	0	0	(3,268)

Net income	$77,775	$94,642	$101,977	$85,455

Continuing operations	$1.71	$2.11	$2.25	$1.97
Discontinued operations	0.00	0.00	0.00	(0.07)

Earnings per common share - basic:	$1.71	$2.11	$2.25	$1.90

Continuing operations	$1.68	$2.06	$2.21	$1.95
Discontinued operations	0.00	0.00	0.00	(0.07)

Earnings per common share - diluted:	$1.68	$2.06	$2.21	$1.88

See Notes to Condensed Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)

	June 30, 2011	December 31, 2010	June 30, 2010
ASSETS
Current assets:
Cash and equivalents	$195,692	$156,481	$139,228
Trade receivables (less allowances of $7,544, $9,497 and $8,566)	310,809	265,283	332,927
Other receivables, net	88,164	116,638	141,136
Inventories	225,816	212,249	201,275
Prepaid expenses	40,095	38,044	34,687
Other current assets	57,024	19,939	13,959

Total current assets	917,600	808,634	863,212
Property, plant and equipment, net	353,907	349,650	326,998
Investments and other assets, net	134,378	168,210	140,699
Trademarks	449,085	449,085	449,085
Goodwill	176,584	176,584	176,584
Other intangible assets, net	110,418	114,983	119,680

Total assets	$2,141,972	$2,067,146	$2,076,258

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$20,226	$20,169	$20,061
Accounts payable	285,671	264,292	261,162
Accrued liabilities	143,078	127,466	151,463

Total current liabilities	448,975	411,927	432,686
Long-term debt	608,205	613,973	619,319
Accrued pension and other employee benefits	70,246	73,797	69,937
Deferred gain – sale of shipping fleet	41,618	48,684	55,663
Deferred tax liabilities	54,197	115,825	105,007
Other liabilities	39,021	62,952	50,458

Total liabilities	1,262,262	1,327,158	1,333,070

Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par value (45,434,940 45,298,038 and 44,899,461 shares outstanding, respectively)	454	453	449
Capital surplus	822,994	815,010	818,695
Retained earnings (accumulated deficit)	26,062	(75,915)	(47,815)
Accumulated other comprehensive income (loss)	30,200	440	(28,141)

Total shareholders’ equity	879,710	739,988	743,188

Total liabilities and shareholders’ equity	$2,141,972	$2,067,146	$2,076,258

See Notes to Condensed Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2011	2010
Cash (used) provided by:
OPERATIONS
Net income	$101,977	$85,455
Loss from discontinued operations	0	3,268
Depreciation and amortization	29,808	29,037
Income tax benefits	(86,883)	(3,002)
Reserve for grower receivables	33,352	2,000
Gain on deconsolidation of European smoothie business	0	(32,497)
Amortization of discount on Convertible Notes	4,172	3,696
Equity in losses (earnings) of investees	3,695	(1,703)
Amortization of gain on sale of the shipping fleet	(7,066)	(7,583)
Stock-based compensation	7,118	9,242
Changes in current assets and liabilities and other	(9,204)	(66,479)

Operating cash flow	76,969	21,434

INVESTING
Capital expenditures	(30,895)	(16,717)
Net proceeds from sales of:
51% of European smoothie business, net of $1,396 cash included in the net assets on the date of sale	0	16,882
Equity method investments	1,425	19,975
Other, net	1,598	(3,360)

Investing cash flow	(27,872)	16,780

FINANCING
Repurchases and repayments of long-term debt	(9,886)	(20,355)

Financing cash flow	(9,886)	(20,355)

Increase in cash and equivalents	39,211	17,859
Balance at beginning of period	156,481	121,369

Balance at end of period	$195,692	$139,228

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

See Notes to Consolidated Financial Statements included in the company’s 2010 Annual Report on Form 10-K for additional information relating to the company’s Consolidated Financial Statements. The December 31, 2010 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Note 1 – Earnings Per Share

Basic and diluted earnings per common share (“EPS”) are calculated as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2011	2010	2011	2010
Income from continuing operations	$77,775	$94,642	$101,977	$88,723
Loss from discontinued operations	0	0	0	(3,268)

Net income	$77,775	$94,642	$101,977	$85,455
Weighted average common shares outstanding (used to calculate basic EPS)	45,422	44,885	45,376	44,860
Dilutive effect of warrants, stock options and other stock awards	858	1,051	872	526

Shares used to calculate diluted EPS	46,280	45,936	46,248	45,386

Earnings per common share - basic:
Continuing operations	$1.71	$2.11	$2.25	$1.97
Discontinued operations	0.00	0.00	0.00	(0.07)

	$1.71	$2.11	$2.25	$1.90

Earnings per common share - diluted:
Continuing operations	$1.68	$2.06	$2.21	$1.95
Discontinued operations	0.00	0.00	0.00	(0.07)

	$1.68	$2.06	$2.21	$1.88

The assumed conversions to common stock of the company’s stock options, other stock awards and 4.25% Convertible Senior Notes due 2016 (“Convertible Notes”) are excluded from the diluted EPS computations for periods in which these items, on an individual basis, have an anti-dilutive effect on diluted EPS. For the quarter and six months ended June 30, 2011 and 2010, assumed conversion of the Convertible Notes would have been anti-dilutive because the average trading price of the common shares was below the initial conversion price of $22.45 per share.

Note 2 – Finance Receivables

Finance receivables were as follows:

	June 30, 2011		December 31, 2010		June 30, 2010
(In thousands)	Grower Advances	Seller Financing	Grower Advances	Seller Financing	Grower Advances	Seller Financing
Gross receivable	$61,209	$37,269	$80,432	$39,821	$76,690	$42,351
Reserve	(37,900)	0	(4,552)	0	(4,406)	0

Net receivable	$23,309	$37,269	$75,880	$39,821	$72,284	$42,351

Current portion, net	$23,029	$5,275	$55,506	$5,096	$60,758	$5,377
Long-term portion, net	280	31,994	20,374	34,725	11,526	36,974

Net receivable	$23,309	$37,269	$75,880	$39,821	$72,284	$42,351

Activity in the reserve for the company’s finance receivables is as follows:

Grower
(In thousands)	Advances
Reserve at December 31, 2010	$4,552
Charged to costs and expenses	246
Recoveries	0
Write-offs	0
Foreign exchange and other	(2)

Reserve at March 31, 2011	$4,796

Charged to costs and expenses	33,106
Recoveries	0
Write-offs	0
Foreign exchange and other	(2)

Reserve at June 30, 2011	$37,900

Seasonal advances may be made to certain qualified growers of other produce, which are normally collected as the other produce is harvested and sold. The company generally requires property liens and pledges of the season’s produce as collateral to support these advances. If sales of the season’s produce do not result in full repayment of the advance, the company may exercise the collateral provisions or renegotiate the terms, including terms of interest, to collect the remaining balance. The company carries payables to growers related to revenue collected from the sale of the other produce that is subsequently remitted to the grower, less outstanding grower advances and a margin retained by the company based upon the terms of the contract. Grower payables of $12 million, $21 million and $18 million at June 30, 2011, December 31, 2010 and June 30, 2010, respectively, are included in “Accounts payable” in the Condensed Consolidated Balance Sheets.

Of the total grower advances, $39 million (including $32 million classified as long-term), $50 million (including $20 million classified as long-term) and $46 million (including $11 million classified as long-term) relates to a Chilean grower of grapes and other produce as of June 30, 2011, December 31, 2010 and June 30, 2010, respectively. In the second quarter of 2011, the company recorded a reserve of $32 million for advances made to this Chilean grower, representing the expected remaining carrying value after collections from the current season’s already completed harvest. The reserve was based upon additional information received during the quarter on the grower’s credit quality, lower than expected collections through the end of the 2010-2011 Chilean grape season, and a decision in the second quarter of 2011 to change the company’s grape sourcing model. As previously disclosed, advances to this grower in past seasons were not fully repaid and although the arrangement was restructured in 2009 to provide for collection over several growing seasons, the grower did not fully comply with the established repayment schedule in 2010 or 2011. Negotiations for various repayment options are ongoing; the outstanding balance remains payable on demand and the company will continue to aggressively pursue recovery of the outstanding balance (including liquidation of certain collateral). Although the company does not have an equity interest in the Chilean grower, it is a variable interest entity because of the balance owed to the company. However, it is not consolidated because the company does not control significant activities of the Chilean grower. The remaining grower advances represent advances to smaller growers.

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

The company includes finance receivables in the Condensed Consolidated Balance Sheets net of the reserve, with current portions included in “Other receivables, net” and long-term portions included in “Investments and other assets, net.” Reserves are established when the company determines it is probable that the counterparty will not repay the finance receivable timely based on the company’s knowledge of the counterparty’s financial condition and the company’s historical loss experience. Reserves are measured for each individual finance receivable using quantitative and qualitative factors, including consideration of the value of any collateral securing the seller financing or grower advance. Interest receivable on an overdue or renegotiated finance receivable is placed into nonaccrual status when collectibility becomes uncertain. Collectibility is assessed at the end of each reporting period and write-offs are recorded only when collection efforts have been abandoned. Recoveries of other receivables previously reserved are credited to income.

Note 3 – Inventories

	June 30,	December 31,	June 30,
(In thousands)	2011	2010[1]	2010[1]
Finished goods	$80,172	$64,243	$69,375
Growing crops	69,247	74,392	66,222
Raw materials, supplies and other	76,397	73,614	65,678

	$225,816	$212,249	$201,275

[1]	Prior period figures include reclassifications for comparative purposes.

Note 4 – Debt

Debt consists of the following:

	June 30,	December 31,	June 30,
(In thousands)	2011	2010	2010
Parent company:
7 1/2% Senior Notes due 2014	$156,438	$156,438	$156,438
8 7/8% Senior Notes due 2015	177,015	177,015	177,015
4.25% Convertible Senior Notes due 2016	138,933	134,761	130,834

Long-term debt of parent company	472,386	468,214	464,287
Subsidiaries:
Credit Facility Term Loan with 2014 maturity	155,000	165,000	175,000
Other loans	1,045	928	93
Less current portion	(20,226)	(20,169)	(20,061)

Long-term debt of subsidiaries	135,819	145,759	155,032

Total long-term debt	$608,205	$613,973	$619,319

REFINANCING – SUBSEQUENT EVENT

In July 2011, Chiquita Brands L.L.C. (“CBL”), the company’s main operating subsidiary, entered into a new senior secured credit facility (“New Credit Facility”) using the proceeds to retire CBL’s Preceding Credit Facility (defined below) and purchase $133 million of the company’s 8 7/8% Senior Notes due in 2015 in a tender offer at 103.333% of their par value in July 2011; the company has called the remaining $44 million of the 8 7/8% Senior Notes for redemption in August 2011 at 102.958% of their par value and will use the remainder of the proceeds from the New Credit Facility together with available cash to redeem them.

The New Credit Facility includes a $330 million senior secured term loan (“New Term Loan”) and a $150 million senior secured revolving facility (“New Revolver”) both maturing July 26, 2016. However, the New Credit Facility will mature six months prior to the maturity of the company’s 7 1/2% Senior Notes (May 1, 2014), unless the company refinances, or otherwise extends, the maturity of the 7 1/2% Senior Notes by such date. The New Term Loan and the New Revolver can be increased by up to an aggregate of $50 million at the company’s request, under certain circumstances.

The New Term Loan bears interest, at the company’s election, at a rate of LIBOR plus 3.00% to 3.75% or a “Base Rate” plus 2.00% to 2.75%, the spread in each case depending on CBII’s leverage ratio. The “Base Rate” is the higher of the administrative agent’s prime rate or the federal funds rate plus 0.50%. The initial interest rate as defined in the New Credit Facility is LIBOR plus 3.00% through December 2, 2011 (3.19% based on June 30, 2011 LIBOR). Subject to the early maturity provision described above, the New Term Loan requires quarterly principal repayments of $4 million beginning September 30, 2011 through June 30, 2013 and quarterly principal repayments of $8 million beginning September 30, 2013 through March 31, 2016, with any remaining principal balance due at June 30, 2016. The New Term Loan may be repaid without penalty, but amounts repaid under the New Term Loan may not be reborrowed.

The New Revolver bears interest, at the company’s election, at a rate of LIBOR plus 2.75% to 3.50% or a “Base Rate” plus 1.75% to 2.50%, the spread in each case depending on CBII’s leverage ratio. Although the company did not initially draw upon the New Revolver, the applicable interest rate as defined in the New Credit Facility would be LIBOR plus 2.75% or “Base Rate” plus 1.75% through December 2, 2011. The company is required to pay a commitment fee on the daily unused portion of the New Revolver of 0.375% to 0.50% based on CBII’s leverage ratio, initially 0.375% based on CBII’s leverage ratio at June 30, 2011. The company had initially used $22 million of the New Revolver for letters of credit, leaving $128 million available. The New Revolver also has a $100 million sublimit for letters of credit.

The New Credit Facility contains two financial maintenance covenants, a CBL (operating company) leverage ratio (debt divided by EBITDA, each as defined in the New Credit Facility) that is no higher than 3.50x and a fixed charge ratio (the sum of CBL’s EBITDA plus Net Rent divided by Fixed Charges, each as defined in the New Credit Facility) that is least 1.15x, which are substantially the same as the Preceding Credit Facility. The New Credit Facility’s financial covenants exclude changes in generally accepted accounting principles effective after December 31, 2010. EBITDA, as defined in the New Credit Facility, excludes certain non-cash items including stock compensation and impairments. Fixed Charges, as defined in the New Credit Facility, includes interest payments and distributions by CBL to CBII other than for normal overhead expenses, net rent and net lease expense. Net rent and net lease expense, as defined in the New Credit Facility, exclude the estimated portion of ship charter costs that represents normal vessel operating expenses. Debt for purposes of the leverage covenant includes subsidiary debt plus letters of credit outstanding and $64 million of synthetic leases at June 30, 2011, which are operating leases under generally accepted accounting principles, but are capital leases for tax purposes.

CBL’s obligations under the New Credit Facility are guaranteed on a senior secured basis by CBII and all of CBL’s material domestic subsidiaries. The obligations under the New Credit Facility are secured by substantially all of the assets of CBL and its domestic subsidiaries, including trademarks, 100% of the stock of substantially all of CBL’s domestic subsidiaries and no more than 65% of the stock of CBL’s direct material foreign subsidiaries. CBII’s obligations under its guarantee are secured by a pledge of the stock of CBL. The New Credit Facility also places substantially the same customary limitations as the Preceding Credit Facility on the ability of CBL and its subsidiaries to incur additional debt, create liens, dispose of assets, carry out mergers and acquisitions and make investments and capital expenditures, as well as limitations on CBL’s ability to make loans, distributions or other transfers to CBII. However, payments to CBII are permitted: (i) whether or not any event of default exists or is continuing under the New Credit Facility, for all routine operating expenses in connection with the company’s normal operations and to fund certain liabilities of CBII, including interest payments on the Senior Notes (defined below), Convertible Notes and any notes used to refinance existing Senior Notes and Convertible Notes, and (ii), subject to no continuing event of default and compliance with the financial covenants, for other financial needs, including (A) payment of dividends and distributions to the company’s shareholders and (B) repurchases of the company’s common stock. Based on the company’s June 30, 2011 covenant ratios, distributions to CBII, other than for normal overhead expenses and interest on the company’s Senior Notes and Convertible Notes, were limited to approximately $80 million. The New Credit Facility also requires that the net proceeds of significant asset sales be used within 180 days to prepay outstanding amounts, unless those proceeds are reinvested in the company’s business.

7 1/2% AND 8 7/8% SENIOR NOTES

As described above, $133 million of the 8 7/8% Senior Notes were purchased in a tender offer in July 2011 as part of the refinancing, and the remainder of the 8 7/8% Senior Notes have been called for redemption, which will be completed in August 2011. For the six months ended June 30, 2010, the company repurchased in the open market at a small discount $13 million principal amount of its Senior Notes, consisting of $11 million of the 7 1/2% Senior Notes and $2 million of the 8 7/8% Senior Notes. These repurchases resulted in a small extinguishment loss, including the write off of deferred financing fees and transaction costs. The 7 1/2% Senior Notes are callable, in whole or from time to time in part at 102.50% of par value, at 101.25% of par value beginning November 1, 2011 and at par value after November 1, 2012.

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

To estimate the fair value of the debt component, the company discounted the principal balance to result in an effective interest rate of 12.50% for each of the quarters ended June 30, 2011 and 2010. The fair value of the equity component was estimated as the difference between the full principal amount and the estimated fair value of the debt component, net of an allocation of issuance costs and income tax effects. These were Level 3 fair value measurements (described in Note 6) and will be reconsidered in the event that any of the Convertible Notes are converted.

The carrying amounts of the debt and equity components of the Convertible Notes are as follows:

	June 30,	December 31,	June 30,
(In thousands)	2011	2010	2010
Principal amount of debt component[1]	$200,000	$200,000	$200,000
Unamortized discount	(61,067)	(65,239)	(69,166)

Net carrying amount of debt component	$138,933	$134,761	$130,834

Equity component	$84,904	$84,904	$84,904
Issuance costs and income taxes	(3,210)	(3,210)	(3,210)

Equity component, net of issuance costs and income taxes	$81,694	$81,694	$81,694

[1]

As of June 30, 2011, December 31, 2010 and June 30, 2010, the Convertible Notes’ “if-converted” value did not exceed their principal amount because the company’s common stock price was below the conversion price of the Convertible Notes.

The interest expense related to the Convertible Notes was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010
4.25% coupon interest	$2,125	$2,125	$4,250	$4,250
Amortization of deferred financing fees	117	117	235	235
Amortization of discount on the debt component	2,117	1,876	4,172	3,696

Total interest expense related to the Convertible Notes	$4,359	$4,118	$8,657	$8,181

PRECEDING CREDIT FACILITY

CBL maintained a senior secured credit facility (“Preceding Credit Facility”) that matured on March 31, 2014 and consisted of a senior secured term loan (the “Preceding Term Loan”) and a $150 million senior secured revolving credit facility (the “Preceding Revolver”). As described above, the Preceding Credit Facility was retired in July 2011 using a portion of the proceeds from the New Credit Facility.

At the company’s election, the interest rate for the Preceding Term Loan was based on LIBOR plus a spread based on CBII’s leverage ratio and was 4.00%, 4.06% and 4.125% at June 30, 2011, December 31, 2010 and June 30, 2010, respectively. The Preceding Term Loan required quarterly principal repayments of $2.5 million through March 31, 2010 and required $5 million thereafter for the life of the loan, with any remaining balance to be paid upon maturity at March 31, 2014.

There were no borrowings under the Preceding Revolver at June 30, 2011, December 31, 2010 or June 30, 2010. The company was required to pay a fee of 0.50% per annum on the daily unused portion of the Preceding Revolver. The Preceding Revolver contained a $100 million sub-limit for letters of credit, subject to a $50 million sub-limit for non-U.S. currency letters of credit. At June 30, 2011, there was $128 million of available Preceding Revolver credit after $22 million was used to support issued letters of credit.

The Preceding Credit Facility contained two financial maintenance covenants, which were substantially the same as those in the New Credit Facility and which are described above. At June 30, 2011, the company was in compliance with the financial covenants of the Preceding Credit Facility.

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

The company purchases euro put option contracts to hedge the cash flow and earnings risks that any significant decline in the value of the euro would have on the conversion of euro-based revenue into U.S. dollars. Purchased euro put options require an upfront premium payment and can reduce these risks without limiting the benefit received from a stronger euro. The company may also sell short-term euro call options to reduce its net option premium expense, although call options can limit the benefit received from a stronger euro. Foreign currency hedge premium expense also reduces any favorable effects of exchange rates when converting euro-denominated sales to U.S. dollars. These purchased euro put options and sold euro call options are designated as cash flow hedging instruments. At June 30, 2011, unrealized net losses of $3 million on the company’s purchased euro put options were deferred in “Accumulated other comprehensive income (loss),” which would be reclassified to net income, if realized, in the next twelve months. At June 30, 2011, unrealized net losses of less than $1 million on the company’s sold euro call options were deferred in “Accumulated other comprehensive income (loss),” which would be reclassified to net income, if realized, in the next twelve months.

Most of the company’s foreign operations use the U.S. dollar as their functional currency. As a result, balance sheet translation adjustments due to currency fluctuations are recognized currently in “Cost of sales” in the Condensed Consolidated Statements of Income. To minimize the resulting volatility, the company also enters into 30-day euro forward contracts each month to economically hedge the net monetary assets exposed to euro exchange rates. These 30-day euro forward contracts are not designated as hedging instruments, and gains and losses on these forward contracts are recognized currently in “Cost of sales” in the Condensed Consolidated Statements of Income. In the second quarter of 2011, the company recognized $3 million of losses on 30-day euro forward contracts, and $4 million of gains from fluctuations in the value of the net monetary assets exposed to euro exchange rates. In the second quarter of 2010, the company recognized $14 million of gains on 30-day euro forward contracts, and $16 million of expense from fluctuations in the value of the net monetary assets exposed to euro exchange rates. For the six months ended June 30, 2011, the company recognized $10 million of losses on 30-day euro forward contracts, and $12 million of gains from fluctuations in the value of the net monetary assets exposed to euro exchange rates. For the six months ended June 30, 2010, the company recognized $20 million of gain on 30-day euro forward contracts, and $27 million of expense from fluctuations in the value of the net monetary assets exposed to euro exchange rates.

The company also enters into bunker fuel forward contracts for its shipping operations, which permit it to lock in fuel purchase prices for up to three years and thereby minimize the volatility that changes in fuel prices could have on its operating results. These bunker fuel forward contracts are designated as cash flow hedging instruments. At June 30, 2011, unrealized net gains of $52 million on the company’s bunker fuel forward contracts were deferred in “Accumulated other comprehensive income (loss),” including net gains of $31 million which would be reclassified to net income, if realized, in the next twelve months.

At June 30, 2011 the company’s portfolio of derivatives consisted of the following:

	Notional Amount	Average Rate/Price		Settlement Period
Derivatives designated as hedging instruments:
Currency derivatives:
Purchased euro put options	€96 million	$1.42/		€2011
Sold euro call options	€96 million	$1.49/		€2011
Fuel derivatives:
3.5% Rotterdam Barge:
Bunker fuel forward contracts	92,615 mt	$426/mt		2011
Bunker fuel forward contracts	110,224 mt	$455/mt		2012
Bunker fuel forward contracts	89,226 mt	$483/mt		2013
Bunker fuel forward contracts	36,738 mt	$569/mt		2014
Singapore/New York Harbor:
Bunker fuel forward contracts	24,357 mt	$455/mt		2011
Bunker fuel forward contracts	19,456 mt	$485/mt		2012
Bunker fuel forward contracts	15,753 mt	$518/mt		2013
Bunker fuel forward contracts	6,486 mt	$605/mt		2014
Derivatives not designated as hedging instruments:
30-day euro forward contracts	€105 million	$1.44/	€	July 2011

Activity related to the company’s derivative assets and liabilities designated as hedging instruments is as follows:

	2011			2010
(In thousands)	Purchased Euro Put Options	Sold Euro Call Options	Bunker Fuel Forward Contracts	Purchased Euro Put Options	Sold Euro Call Options	Bunker Fuel Forward Contracts
Balance at beginning of year	$293	$0	$27,314	$6,527	$0	$6,257
Realized (gains) losses included in net income	1,586	0	(5,428)	(1,200)	0	(2,170)
Purchases (sales)[1]	6,710	(1,697)	0	0	0	0
Changes in fair value	(2,178)	(510)	37,938	4,055	0	1,183

Balance at March 31	$6,411	$(2,207)	$59,824	$9,382	$0	$5,270

Realized (gains) losses included in net income	1,386	0	(12,240)	(8,030)	(14)	2,652
Purchases (sales)[1]	0	0	0	2,181	(501)	0
Changes in fair value	(5,442)	239	6,406	12,392	247	(17,579)

Balance at June 30	$2,355	$(1,968)	$53,990	$15,925	$(268)	$(9,657)

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

		Derivatives in an Asset Position			Derivatives in a Liability Position
	Balance Sheet	Jun. 30	Dec. 31	Jun. 30	Jun. 30	Dec. 31	Jun. 30
(In thousands)	Location	2011	2010	2010	2011	2010	2010
Derivatives designated as hedging instruments:
Purchased euro put options	Other current assets	$1,278	$215	$14,568	$0	$0	$0
Purchased euro put options	Accrued liabilities	1,077	78	1,357	0	0	0
Sold euro call options	Other current assets	0	0	0	(1,072)	0	(340)
Sold euro call options	Accrued liabilities	0	0	72	(896)	0	0
Bunker fuel forward contracts	Other current assets	32,376	15,861	0	0	0	(1,069)
Bunker fuel forward contracts	Accrued liabilities	0	0	0	0	0	(10,760)
Bunker fuel forward contracts	Investments and other assets, net	21,614	11,453	3,435	0	0	0
Bunker fuel forward contracts	Other liabilities	0	0	0	0	0	(1,263)

		$56,345	$27,607	$19,432	$(1,968)	$0	$(13,432)
Derivatives not designated as hedging instruments:
30-day euro forward contracts	Other current assets	$0	$0	$800	$(1,188)	$(1,267)	$0
30-day euro forward contracts	Accrued liabilities	0	0	486	(248)	(574)	0

		$0	$0	$1,286	$(1,436)	$(1,841)	$0

		$56,345	$27,607	$20,718	$(3,404)	$(1,841)	$(13,432)

The following table summarizes the effect of the company’s derivatives designated as cash flow hedging instruments on OCI and earnings:

	Quarter Ended June 30, 2011				Quarter Ended June 30, 2010
(In thousands)	Purchased Euro Put Options	Sold Euro Call Options	Bunker Fuel Forward Contracts	Total	Purchased Euro Put Options	Sold Euro Call Options	Bunker Fuel Forward Contracts	Total
Gain (loss) recognized in OCI on derivative (effective portion)	$(1,859)	$239	$7,015	$5,395	$15,058	$233	$(16,164)	$(873)
Gain (loss) reclassified from accumulated OCI into income (effective portion)[1]	811	0	12,240	13,051	11,429	14	(2,652)	8,791
Gain (loss) recognized in income on derivative (ineffective portion)[1]	0	0	(609)	(609)	0	0	(1,415)	(1,415)

	Six Months Ended June 30, 2011				Six Months Ended June 30, 2010
(In thousands)	Purchased Euro Put Options	Sold Euro Call Options	Bunker Fuel Forward Contracts	Total	Purchased Euro Put Options	Sold Euro Call Options	Bunker Fuel Forward Contracts	Total
Gain (loss) recognized in OCI on derivative (effective portion)	$(883)	$(271)	$44,594	$43,440	$22,191	$233	$(15,754)	$6,670
Gain (loss) reclassified from accumulated OCI into income (effective portion)[1]	793	0	17,668	18,461	15,069	14	(482)	14,601
Gain (loss) recognized in income on derivative (ineffective portion)[1]	0	0	(250)	(250)	0	0	(642)	(642)

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

Level 1 –	observable prices in active markets for identical assets and liabilities;

Level 2 –	observable inputs other than quoted market prices in active markets for identical assets and liabilities, which include quoted prices for similar assets or liabilities in an active market and market-corroborated inputs; and

Level 3 –	unobservable inputs.

The company carried the following financial assets and (liabilities) at fair value:

	Fair Value Measurements Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
June 30, 2011
Purchased euro put options	$2,355	$0	$2,355	$0
Sold euro call options	(1,968)	0	(1,968)	0
Bunker fuel forward contracts	53,990	0	53,990	0
30-day euro forward contracts	(1,436)	0	(1,436)	0
Available-for-sale investment	3,171	3,171	0	0

	$56,112	$3,171	$52,941	$0

December 31, 2010
Purchased euro put options	$293	$0	$293	$0
Bunker fuel forward contracts	27,314	0	27,314	0
30-day euro forward contracts	(1,841)	0	(1,841)	0
Available-for-sale investment	2,908	2,908	0	0

	$28,674	$2,908	$25,766	$0

June 30, 2010
Purchased euro put options	$15,925	$0	$15,925	$0
Sold euro call options	(268)	0	(268)	0
Bunker fuel forward contracts	(9,657)	0	(9,657)	0
30-day euro forward contracts	1,286	0	1,286	0
Available-for-sale investment	2,863	2,863	0	0

	$10,149	$2,863	$7,286	$0

The company values fuel hedging positions by applying an observable discount rate to the current forward prices of identical hedge positions. The company values currency hedging positions by utilizing observable or market-corroborated inputs such as exchange rates, volatility and forward yield curves. The company trades only with counterparties that meet certain liquidity and creditworthiness standards, and does not anticipate non-performance by any of these counterparties. The company does not require collateral from its counterparties, nor is it obligated to provide collateral when contracts are in a liability position. However, consideration of non-performance risk is required when valuing derivative instruments, and the company includes an adjustment for non-performance risk in the recognized measure of derivative instruments to reflect the full credit default spread (“CDS”) applied to a net exposure by counterparty. When there is a net asset position, the company uses the counterparty’s CDS, which is generally an observable input; when there is a net liability position, the company uses its own estimated CDS, which is an unobservable input. CDS is generally not a significant input in measuring fair value. The company’s adjustment for non-performance risk was not significant for any of its derivative instruments in any period presented. See further discussion and tabular disclosure of hedging activity in Note 5.

The company did not elect to carry its debt at fair value. The carrying values of the company’s debt represent amortized cost and are summarized below with estimated fair values:

	June 30, 2011		December 31, 2010		June 30, 2010
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial instruments not carried at fair value:
Parent company debt:
7 1/2% Senior Notes	$156,438	$159,000	$156,438	$161,000	$156,438	$154,000
8 7/8% Senior Notes	177,015	181,000	177,015	179,000	177,015	176,000
4.25% Convertible Senior Notes[1]	138,933	192,000	134,761	193,000	130,834	173,000
Subsidiary debt:
Term Loan (Credit Facility)	155,000	155,000	165,000	165,000	175,000	175,000
Other	1,045	1,000	928	900	93	90

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

Note 7 – Pension and Severance Benefits

Net pension expense from the company’s defined benefit and severance plans is primarily comprised of severance plans covering Central American employees and consists of the following:

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010
Defined benefit and severance plans:
Service cost	$1,690	$1,635	$3,379	$3,270
Interest on projected benefit obligation	1,350	1,416	2,695	2,836
Expected return on plan assets	(401)	(396)	(801)	(793)
Recognized actuarial loss (gain)	200	218	399	437
Amortization of prior service cost	32	32	64	64

	$2,871	$2,905	$5,736	$5,814

Note 8 – Income Taxes

As a result of sustained improvements in the performance of the company’s North American businesses and the benefits of debt reduction over the last several years, the company has been generating U.S. taxable income beginning with tax year 2009, and expects this trend to continue. As of June 30, 2011, the company’s forecast included second quarter results as well as increased visibility to North American banana pricing and stabilized sourcing costs. As a result of these considerations, the company recognized an $87 million income tax benefit for the reversal of valuation allowances against 100% of the U.S. federal deferred tax assets and a portion of the state deferred tax assets, primarily net operating loss carry forwards (“NOLs”), which are more likely than not to be realized in the future. The company regularly reviews all deferred tax assets to estimate whether these assets are more likely than not to be realized based on all available evidence. Unless deferred tax assets are more likely that not to be realized, a valuation allowance is established to reduce the carrying value of the deferred tax asset until such time that realization becomes more likely than not. Increases and decreases in these valuation allowances are included in “Income tax benefit (expense)” in the Condensed Consolidated Statements of Income.

The company’s foreign operations are generally taxed at rates lower than the U.S. statutory rate, and the company’s overall effective tax rate has varied significantly from period to period due to the level and mix of income among various domestic and foreign jurisdictions. No U.S. taxes have been accrued on foreign earnings because such earnings have been or are expected to be permanently invested in foreign operations. Through the second quarter of 2011, the company’s valuation allowances on available NOLs significantly affected its effective tax rate; if a deferred tax asset with a full valuation allowance, such as an NOL, was realized, the corresponding valuation allowance was also released, resulting in no net effect to income taxes in the Condensed Consolidated Statements of Income. As a result of the U.S. valuation allowance release in the second quarter of 2011, the company expects an increase in future income tax expense, but not cash paid for taxes until the NOLs are fully utilized.

The company nets deferred tax assets and liabilities by jurisdiction. The company had $26 million, $5 million and $0 of net current deferred tax assets in “Other current assets” on the Condensed Consolidated Balance Sheets at June 30, 2011, December 31, 2010 and June 30, 2010, respectively. The company had $54 million, $116 million and $105 million of net non-current deferred tax liabilities at June 30, 2011, December 31, 2010 and June 2010, respectively.

In the ordinary course of business, there are many transactions and calculations where the ultimate income tax determination is uncertain. The evaluation of a tax position is a two-step process. The first step is to evaluate the uncertain tax position for recognition by determining if the weight of available evidence indicates that it is “more-likely-than-not” that a tax position, including resolution of any related appeals or litigation, will be sustained upon examination based on its technical merits. If the recognition criterion is met, the second step is to measure the income tax benefit to be realized. Tax positions or portions of tax positions that do not meet these criteria are de-recognized by recording reserves. The company establishes reserves for income tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes, penalties and interest could be due. Provisions for and changes to these reserves, as well as the related net interest and penalties, are included in “Income tax benefit (expense)” in the Condensed Consolidated Statements of Income. Significant judgment is required in evaluating tax positions and determining the company’s provision for income taxes. At June 30, 2011, the company had unrecognized tax benefits of approximately $10 million, of which $7 million, if recognized, will reduce income tax expense and affect the company’s effective tax rate. Interest and penalties included in income taxes was less than $1 million for both of the quarters ended June 30, 2011 and 2010. The cumulative interest and penalties included in the Condensed Consolidated Balance Sheet at June 30, 2011 was $4 million.

In addition to the U.S. valuation allowance release as described above, “Income tax benefit (expense)” in the Condensed Consolidated Statements of Income includes $6 million in expense in the second quarter of 2011 related to the settlement of an Italian income tax audit compared to $1 million in benefits in the second quarter of 2010 from the resolution of tax contingencies in various jurisdictions. See Note 13 under Italian Customs and Tax Cases for recent tax contingency developments related to the Italian income tax settlement. During the next twelve months, it is reasonably possible that unrecognized tax benefits impacting the effective tax rate could be recognized as a result of the expiration of statutes of limitation in the amount of $3 million plus accrued interest and penalties.

Note 9 – Advertising and Promotion Expense

Advertising and certain promotion expenses are included in “Selling, general and administrative” in the Condensed Consolidated Statements of Income and were $22 million and $21 million for the second quarters of 2011 and 2010, respectively, and $30 million and $32 million for the six months ended June 30, 2011 and 2010, respectively. Advertising and promotion expense included $1 million and $3 million in the quarter and six months ended June 30, 2010, respectively, related to the European smoothie business (which was deconsolidated in May 2010 as further discussed in Note 14).

Television advertising costs related to production are expensed the first time an ad airs in each market and the cost of advertising time is expensed over the advertising period. Other types of advertising and promotion costs are expensed over the advertising or promotion period. The company also offers sales incentives and certain promotions to its customers and consumers primarily in the Salads and Healthy Snacks segment. Consideration given to customers and consumers for sales incentives is recorded as a reduction of “Net sales” in the Condensed Consolidated Statements of Income.

Note 10 – Stock-Based Compensation

Stock compensation expense totaled $3 million and $5 million for the second quarters of 2011 and 2010, respectively, and $7 million and $9 million for the six months ended June 30, 2011 and 2010, respectively. This expense relates primarily to the company’s performance-based long-term incentive program (“LTIP”) and time-vested restricted stock unit awards. LTIP awards cover three-year performance cycles and are measured partly on performance criteria (cumulative earnings per share or cumulative free cash flow generation) and partly on market criteria (total shareholder return relative to a peer group of companies). In September 2010, the LTIP was modified to allow a portion of the awards to be paid in cash in an amount substantially equal to the estimated tax liability triggered by such awards. LTIP awards outstanding at September 2010 were modified, which changed them to liability-classified awards from equity-classified awards. Both liability-classified and equity-classified awards recognize the fair value of the award ratably over the performance period; however, equity-classified awards only measure the fair value at the grant date, whereas liability-classified awards measure the fair value at each reporting date, with changes in the fair value of the award cumulatively adjusted through expense each period. For modified awards, expense is recognized at the greater of the equity-method or the liability-method. Fair value of LTIP awards measured on performance criteria are based on the company’s expectations of performance achievement and the closing stock price on the measurement date, a Level 3 fair value measurement. Fair value of LTIP awards based on market criteria are measured using a Monte-Carlo simulation using publicly available data, a Level 2 fair value measurement. For the quarter and six months ended June 30, 2011, $2 million and $1 million, respectively, was reclassified from liabilities to “Capital surplus” for the change in the liability value of the modified awards, and “Capital surplus” increased a total of $5 million and $8 million during the quarter and for the six months ended June 30, 2011, respectively, as a result of stock compensation.

Note 11 – Comprehensive Income

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010
Net income	$77,775	$94,642	$101,977	$85,455
Unrealized foreign currency translation gains (losses)	(190)	175	(885)	155
Change in fair value of available-for-sale investment	5	(360)	263	(170)
Change in fair value of derivatives	5,395	(873)	43,440	6,670
Realization of (gains) losses into net income from OCI	(13,051)	(8,791)	(18,461)	(14,601)
Pension liability adjustments	251	237	5,403	(3,336)

Comprehensive income	$70,185	$85,030	$131,737	$74,173

In June 2011, the FASB issued authoritative guidance requiring entities to report components of other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. Retrospective application will be required beginning in 2012. The company only expects this authoritative guidance to affect the presentation in its consolidated financial statements.

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

Certain corporate expenses are not allocated to the reportable segments and are included in “Corporate.” Inter-segment transactions are eliminated. Financial information for each segment follows:

	Quarter Ended June 30,		Six Months Ended June 30
(In thousands)	2011	2010	2011	2010
Net sales:
Bananas	$554,797	$546,655	$1,094,212	$1,023,184
Salads and Healthy Snacks	252,679	287,840	491,159	546,567
Other Produce	62,875	81,836	109,443	154,909

	$870,351	916,331	$1,694,814	$1,724,660

Operating income (loss):
Bananas	$59,464	$63,813	$115,682	$67,959
Salads and Healthy Snacks[1]	3,278	61,588	9,317	81,652
Other Produce[2]	(33,462)	1,412	(36,506)	3,273
Corporate	(15,434)	(20,102)	(32,447)	(38,590)

	$13,846	$106,711	$56,046	$114,294

[1]	Salads and Healthy Snacks segment includes a gain on the deconsolidation and sale of the European smoothie business of $32 million in 2010 as described in Note 14.
[2]	Other Produce segment includes a reserve of $32 million for advances made to a Chilean grower as described in Note 2.

Note 13 – Commitments and Contingencies

The company had accruals, including accrued interest, in the Condensed Consolidated Balance Sheets of $7 million, $7 million and $12 million at June 30, 2011, December 31, 2010 and June 30, 2010, respectively, related to the plea agreement with the U.S. Department of Justice described below. The company also had an accrual of $4 million at June 30, 2010 related to the settlement agreement for the Colombia related shareholder derivative lawsuits described below, a portion of which was recovered through insurance; and the company had an accrual of $11 million and $4 million related to contingencies and legal proceedings in Europe at June 30, 2011 and December 31, 2010, respectively. While other contingent liabilities described below may be material, the company has determined that losses in these matters are not probable and has not accrued any other amounts. Regardless of their outcomes, the company has paid, and will likely continue to incur, significant legal and other fees to defend itself in these proceedings, which may significantly affect the company’s financial statements.

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

As previously disclosed, following the announcement of that decision, the EC has also continued to investigate certain alleged conduct in southern Europe. The company believes that it has cooperated with that investigation, under the terms of the EC’s previous grant of conditional immunity. In connection with that investigation, in December 2009, the company received a Statement of Objections (“SO”) from the EC in relation to certain past activities alleged to have occurred during the approximately 18-month period from July 2004 to January 2006. An SO is a confidential procedural document whereby the EC communicates its preliminary view in relation to a possible infringement of EU competition laws and other related matters, and allows the companies identified in the document to present arguments in response. The EC has also expressed a preliminary view questioning the granting of immunity or leniency with respect to the matters set forth in the SO. The company filed its response to the SO with the EC, and a hearing was held in June 2010. A final decision from the EC is expected in the fall of 2011. The company continues to believe that it should be entitled to immunity.

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

COLOMBIA-RELATED MATTERS

DOJ Settlement. As previously disclosed, in March 2007, the company entered into a plea agreement with the U.S. Department of Justice (“DOJ”) relating to payments made by the company’s former Colombian subsidiary to a Colombian paramilitary group designated under U.S. law as a foreign terrorist organization. The company had previously voluntarily disclosed these payments to the DOJ as having been made by its Colombian subsidiary to protect its employees from risks to their safety if the payments were not made. Under the terms of the plea agreement, the company pled guilty to one count of Engaging in Transactions with a Specially-Designated Global Terrorist Group without having first obtained a license from the U.S. Department of Treasury’s Office of Foreign Assets Control. The company agreed to pay a fine of $25 million, payable in five equal annual installments with interest. In September 2007, the U.S. District Court for the District of Columbia approved the plea agreement. The DOJ had earlier announced that it would not pursue charges against any current or former company executives. Pursuant to customary provisions in the plea agreement, the Court placed the company on corporate probation for five years, during which time the company and its subsidiaries must not violate the law and must implement and/or maintain certain business processes and compliance programs; violation of these requirements could result in setting aside the principal terms of the plea agreement, including the amount of the fine imposed. The company recorded a charge of $25 million in 2006 and paid the first four $5 million annual installments in September 2007, 2008, 2009 and 2010, respectively. At June 30, 2011 the remaining $5 million installment payment, plus accrued interest of approximately $2 million, is included in “Accrued liabilities” on the Consolidated Balance Sheet. Accrued interest is payable with the final installment payment due in September 2011.

Tort Lawsuits. Between June 2007 and March 2011, nine lawsuits were filed against the company by Colombian nationals in U.S. federal courts. These lawsuits assert civil tort claims under various laws, including the Alien Tort Statute (“ATS”), 28 U.S.C. § 1350, the Torture Victim Protection Act (“TVPA”), 28 U.S.C. § 1350 note, and state laws (hereinafter “ATS lawsuits”). The plaintiffs either individually or as members of a putative class, claim to be persons injured, or family members or legal heirs of individuals allegedly killed or injured, by armed groups that received payments from the company’s former Colombian subsidiary. The plaintiffs claim that, as a result of such payments, the company should be held legally responsible for the alleged injuries. All of these ATS lawsuits have been centralized in the U.S. District Court for the Southern District of Florida for consolidated or coordinated pretrial proceedings (“MDL Proceeding”).

At present, claims are asserted on behalf of over 4,000 alleged victims in these nine ATS lawsuits. Plaintiffs’ counsel have indicated that they may add claims for additional alleged victims to the litigation. The company also has received formal requests to participate in mediation in Colombia concerning similar claims, which could be followed by litigation in Colombia. Eight of the ATS lawsuits seek unspecified compensatory and punitive damages, as well as attorneys’ fees and costs, and one of them also seeks treble damages and disgorgement of profits, although it does not explain the basis for those demands. The other ATS lawsuit contains a specific demand of $10 million in compensatory damages and $10 million in punitive damages for each of the several hundred alleged victims in that suit. The company believes the plaintiffs’ claims are without merit and is defending itself vigorously.

In addition to the ATS lawsuits, between March 2008 and March 2011, four tort lawsuits were filed against the company by American citizens who allege that they were kidnapped and held hostage by an armed group in Colombia, or that they are the survivors or the estate of a survivor of American nationals kidnapped and/or killed by the same group in Colombia. The plaintiffs in these cases assert civil claims under the Antiterrorism Act (“ATA”), 18 U.S.C. § 2331, et seq., and state tort laws (hereinafter “ATA lawsuits”). These ATA lawsuits have also been centralized in the MDL Proceeding before the U.S. District Court for the Southern District of Florida. Similar to the ATS lawsuits described above, the ATA plaintiffs contend that the company should be held liable because its former Colombian subsidiary allegedly provided material support to the armed group. These ATA lawsuits seek unspecified compensatory damages, treble damages, attorneys’ fees and costs and punitive damages. The company believes the plaintiffs’ claims are without merit and is defending itself vigorously.

The company has filed motions to dismiss the nine ATS lawsuits pending in the MDL Proceeding. In June 2011, the company’s motion to dismiss the first seven ATS lawsuits was granted in part and denied in part. While the court allowed plaintiffs to move forward with their TVPA claims and some ATS claims, it dismissed various claims asserted under the ATS, state law, and Colombian law. The company believes it has strong defenses to the remaining claims in these cases. Motions to dismiss the remaining two ATS cases not subject to the court’s June 2011 order are currently pending.

The company has also filed motions to dismiss the ATA actions pending in the MDL Proceeding. In February 2010, the company’s motion to dismiss one of the ATA lawsuits was granted in part and denied in part. The company believes it has strong defenses to the remaining claims in that case. There has been no decision on the company’s pending motions to dismiss the other ATA lawsuits.

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

In September 2009, the Court ruled that Chiquita’s primary insurers that did not settle have a duty to defend the tort lawsuits that include allegations that bodily injury or property damage occurred during the period of their policies as a result of negligence. The Court also ruled that the dispute about the number of occurrences that are involved in the underlying tort cases should be resolved by a trial.

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

In May 2011, before the trial court entered final judgment, National Union filed a notice of appeal with the Ohio intermediate court of appeals. National Union indicated that it intended to appeal nearly every substantive ruling made by the trial court. In June 2011, the court of appeals granted Chiquita’s motion to dismiss National Union’s appeal because the appeal was not taken from a final appealable order. National Union is likely to file another appeal after the trial court enters a final judgment.

In addition, in June 2011, Chiquita filed a motion for reconsideration in the trial court, seeking a ruling from the trial court that, even though the judge presiding over the underlying tort lawsuits dismissed the negligence allegations from certain of the underlying complaints, National Union still owes Chiquita coverage for defense costs because Chiquita will be defending against the remaining allegations in the underlying cases by asserting, among other things, a claim of right—namely, that it acted for the purpose of saving lives rather than causing harm. In July 2011, National Union filed its opposition to Chiquita’s motion for reconsideration and a motion seeking affirmative relief. A hearing on the pending motions is set for September 2011. National Union has indicated that it will oppose Chiquita’s motion for reconsideration and seek affirmative relief in the trial court. It is unclear when the trial court will rule on Chiquita’s motion for reconsideration or National Union’s anticipated request for affirmative relief. Through June 30, 2011, the company has received $8 million as expense reimbursement from National Union, which is being deferred in “Other liabilities” in the Condensed Consolidated Balance Sheets until the appeal process is complete.

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

Of the original notices, civil customs proceedings in an aggregate amount of €14 million ($21 million) plus interest were ultimately brought and are now pending against Chiquita Italia in four Italian jurisdictions, Genoa, Trento, Aosta and Alessandria (for €7 million, €5 million, €2 million, and €0.4 million, respectively, plus interest). The Aosta case is still at the trial level; in the Genoa case, Chiquita Italia won at the trial level, lost on appeal, and appealed to the Court of Cassation, the highest level of appeal in Italy, where the case is pending; in the Trento and Alessandria cases, Chiquita Italia lost at the trial level, but the cases have been stayed pending a final resolution of a case in Rome. This Rome case was brought by Socoba (and Chiquita Italia intervened voluntarily) on the issue of whether the forged Spanish licenses used by Socoba should be regarded as genuine in view of the apparent inability to distinguish between genuine and forged licenses. In an October 2010 decision, the Rome trial court rejected Socoba’s claim that the licenses should be considered genuine on the basis that Socoba had not sufficiently demonstrated how similar the forged licenses were to genuine Spanish licenses. Socoba has one year to appeal this decision. In an unrelated case addressing similar forged Spanish licenses used in Belgium, the EU Commission has ruled that these types of licenses were such good forgeries that they needed to be treated as genuine, and Chiquita Italia has brought this decision to the attention of the customs authorities in Genoa to seek relief in relation to the pending customs case but they declined to give the benefit of the decision to Chiquita Italia; Chiquita Italia intends to appeal this decision to the tax court. In Italy, each level of appeal involves a review of the facts and law applicable to the case and the appellate court can render a decision that disregards or substantially modifies the lower court’s opinion.

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

2004-2005 Cases. In 2008, Chiquita Italia was required to provide documents and information to the Italian fiscal police in connection with a criminal investigation into imports of bananas by Chiquita Italia during 2004 through 2005, and the payment of customs duties on these imports. The focus of the investigation was on an importation process whereby Chiquita sold some of its bananas to holders of import licenses who imported the bananas and resold them to Chiquita Italia, a practice the company believes was legitimate under both Italian and EU law and was widely accepted by authorities across the EU and by the EC (indirect import challenge). The Italian prosecutors are pursuing this matter. If criminal liability is ultimately determined, Chiquita Italia could be civilly liable for damages, including applicable duties, taxes and penalties.

Both tax and customs authorities have issued assessment notices for the years 2004 and 2005 for this matter. The assessed balances for taxes are €6 million ($9 million) for 2004 and €5 million ($7 million) for 2005 plus, in each case, interest and penalties. Chiquita appealed these assessments to the first level Rome tax court and, in June 2011, the court rejected Chiquita Italia’s appeal for 2004. Chiquita Italia is in the process of appealing this decision. The assessed balances, for customs for 2004 and 2005, total €18 million ($26 million) plus interest. Chiquita Italia also appealed these assessments to the first level Rome tax court, which rejected the appeal in June 2011. Chiquita Italia is in the process of appealing this decision. Under Italian law, each level of appeal involves a review of the facts and law applicable to the case and the appellate court can render a decision that disregards or substantially modifies the lower court’s opinion.

The fiscal police investigation also challenged the involvement of a Chiquita entity incorporated in Bermuda in the sale of bananas directly to Chiquita Italia (direct import challenge), as a result of which the tax authorities claimed additional taxes of €13 million ($19 million) for 2004 and €19 million ($28 million) for 2005, plus interest and penalties. In order to avoid a long and costly tax dispute, in April 2011, Chiquita Italia reached an agreement in principle with the Italian tax authorities to settle the dispute. Under the settlement, the tax authorities agreed that the Bermuda corporation’s involvement in the importation of bananas was appropriate and Chiquita Italia agreed to an adjustment to the intercompany price paid by Chiquita Italia for the imported bananas it purchased from this company, resulting in a higher income tax liability for those years. The settlement amounts for additional income tax for 2004 and 2005, including interest accrued through July 1, 2011 and penalties, are less than €1 million ($1 million) and €2 million ($4 million), respectively, significantly below the amounts originally claimed. The settlement is subject to approval by the Rome Tax Court. The 2004 settlement was approved in June 2011 and the 2005 settlement is expected to be approved before the end of 2011. As part of the settlement, Chiquita Italia also agreed to a pricing adjustment for its intercompany purchases of bananas for the years 2006 through 2009. As a result, in June 2011 Chiquita Italia paid €1 million, ($2 million) of additional tax and interest to the Italian tax authorities in full settlement of years 2007 through 2009. In July 2011 Chiquita Italia paid a further less than €1 million, ($1 million) in full settlement of 2006. The indirect import challenge described above is not part of the settlement.

Chiquita Italia filed appeals to object to the tax assessments in May 2010 (for 2004) and in April 2011 (for 2005) for both the indirect import challenge and the direct import challenge. Pending appeal, the 2004 assessment became due and payable, and in February 2011 Chiquita Italia began to make required installment payments for half of the amount assessed plus interest. In March 2011, these payments were temporarily suspended.

Chiquita Italia continues to believe that it acted properly and that all the transactions for which it has received assessment notices were legitimate and reported appropriately, and, aside from those issues already settled, continues to vigorously defend the transactions at issue.

CONSUMPTION TAX REFUND

In March 2008, the company received a favorable decision from a court in Rome, Italy for the refund of certain consumption taxes paid between 1980 and 1990. The Italian Finance Administration did not appeal the decision prior to May 2009, when their right to appeal expired. In the second quarter of 2010, payment was received, and the company recognized other income of €3 million ($3 million or $2 million net of income tax). The company has a number of other similar claims pending in different Italian jurisdictions and any gains that may occur will be recognized as the related gain contingencies are resolved. The March 2008 Rome ruling has no binding effect on pending claims in other jurisdictions, which may take years to resolve.

Note 14 – Deconsolidation, Divestitures and Discontinued Operations

DANONE CHIQUITA FRUITS JOINT VENTURE

In May 2010, the company sold 51% of its European smoothie business to Danone S.A., for €15 million ($18 million) and deconsolidated it. The deconsolidation and sale resulted in the creation of the Danone Chiquita Fruits SAS (“Danone JV”), which is a joint venture intended to develop, manufacture, and sell packaged fruit juices and fruit smoothies in Europe and is financed by Chiquita and Danone in amounts proportional to their ownership interests. The gain on the deconsolidation and sale of European smoothie business was $32 million, which includes a gain of $15 million related to the remeasurement of the retained investment in European smoothie business to its fair value of $16 million on the closing date. No income tax expense resulted from the gain on the sale because sufficient foreign NOLs were in place and, when those foreign NOLs were used, the related valuation allowance was released. The fair value of the investment was a Level 3 measurement (see Note 6) based upon the consideration paid by Danone for 51% of the Danone JV, including a control discount. The company’s 49% investment in the joint venture is accounted for as an equity method investment and is included in the Salads and Healthy Snacks segment. Future company contributions to the Danone JV are limited to an aggregate €17 million ($25 million) through 2013 without unanimous consent of the owners. The company contributed a total of €4 million ($5 million) during 2010 and less than $1 million during the second quarter of 2011. The company’s carrying value of the Danone JV was $16 million as of June 30, 2011.

The Danone JV is a variable interest entity; however, the company was not the primary beneficiary, and does not consolidate it. The Danone JV will obtain sales, local marketing, and product supply chain management services from the company’s subsidiaries; however, the power to direct the JV’s most significant activities is controlled by Danone S.A.

SALE OF EQUITY INVESTMENT

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

Note 15 – Severance

In June 2011, the company realigned its value-added salads overhead cost structure and embedded its global innovation and marketing functions into its business units to better focus on speed, execution and scalability, and to deliver future operating cost savings, particularly in the Salads and Healthy Snacks segment. These actions resulted in $2 million of severance costs, which were recorded in the second quarter of 2011 in “Cost of sales” and “Selling, general and administrative” in the Condensed Consolidated Statements of Income.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In the first half of 2011, we delivered higher net income, but lower operating income than 2010; both net income and operating income in the second quarter of 2011 were below 2010 levels. These results reflected a mix of trends and significant items:

•

Banana results were better for the first half of 2011, reflecting significantly stronger results in the first quarter and slightly lower results in the second quarter than in 2010. We achieved higher pricing to recover higher sourcing costs with reduced volume in Europe for most of the first half of 2011, reflecting tight industry-wide supply conditions for most of the period. First quarter 2011 market pricing in Europe improved significantly compared to the unusual lows in the first quarter of 2010, and in North America we introduced a force majeure surcharge to recover significantly higher sourcing costs. As banana supplies returned to more normal levels, we suspended the force majeure surcharge at the end of the second quarter of 2011.

•

Value-added salad results were lower in the second quarter and first half 2011, primarily due to second-half 2010 customer conversions to private label that resulted in lower volume and profitability comparisons to the prior year period.

•

In June 2011, we initiated a program to realign our value-added salads overhead structure and integrate our global innovation and marketing functions into the business units, which will reduce operating costs and improve speed, execution and scalability of our product development activities. In connection with this program, we expect to save approximately $15 million of cost annually, including $6 million during the second half of 2011, and incurred $2 million of severance with respect to announced employee separations in the second quarter.

•

Other Produce results included a $32 million reserve for advances to a Chilean grower in the second quarter of 2011. As previously disclosed, advances to this grower in current and past growing seasons were not fully repaid. Negotiations for various repayment options are ongoing and the company will continue to aggressively pursue recovery of the outstanding balance (including liquidation of certain collateral), but a reserve was determined to be necessary based on additional information received during the quarter on the grower’s credit quality, lower than expected collections through the end of the 2010-2011 Chilean grape season, and a decision in the second quarter of 2011 to change the company’s grape sourcing model.

•

Income taxes included a benefit of $87 million in the second quarter of 2011 from the release of valuation allowances against deferred tax assets. The release resulted from sustained improvements in our North American businesses and the benefits of debt reduction over the last several years that allowed us to consistently generate U.S. taxable income and made it more likely than not that we will be able to use our net operating loss carryforwards and other deferred tax assets. The release of the valuation allowance will result in a higher effective tax rate, but cash paid for taxes will not change significantly until the NOLs are fully utilized.

In July 2011, we completed a refinancing of a portion of our capital structure by entering into a new senior secured credit facility (“New Credit Facility”) which includes a $330 million senior secured term loan and a $150 million senior secured revolving facility using the proceeds to retire $155 million outstanding under the previous credit facility and purchase $133 million of the 8 7/8% Senior Notes due 2015 pursuant to a tender offer in July 2011; we called the remaining $44 million of the 8 7/8% Senior Notes and will use the remainder of the proceeds together with available cash to retire the entire issue in August 2011. The New Credit Facility matures on either (a) July 26, 2016 or (b) six months prior to the maturity of the 7 1/2% Senior Notes due 2014 (May 1, 2014) unless we refinance, or otherwise extend the maturity of, the 7 1/2% Senior Notes by such date. In total, these refinancing efforts will result in an aggregate $11 million of expense in the third quarter for tender premiums, call premiums and deferred financing fee write-offs, as well as approximately $5 million of cash expenditures for deferred financing fees for the New Credit Facility, both of which will be recorded in the third quarter of 2011. The refinancing is expected to result in interest cost savings of approximately $11 million annually. We intend to monitor the capital markets for additional refinancing opportunities (including with respect to our 7 1/2% Senior Notes), with the goal of further reducing interest expense, extending debt maturities and improving liquidity.

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

Operations

NET SALES

Net sales for the second quarter of 2011 were $870 million, down 5% from the second quarter of 2010. Net sales for the six months ended June 30, 2011 were $1.7 billion, down 2% from the year-ago period. The decrease was the result of lower North American retail value-added salad volume and the discontinuation of non-strategic, low-margin other produce lines in late 2010. Banana sales increased slightly due to higher pricing, partially offset by lower volume due to tight industry-wide supply conditions.

OPERATING INCOME

Operating income was $14 million and $107 million for the second quarters of 2011 and 2010, respectively, and $56 million and $114 million for the six months ended June 30, 2011 and 2010, respectively. The second quarter of 2011 includes a $32 million reserve against advances provided to a Chilean grower, as described in Note 2 to the Condensed Consolidated Financial Statements. The second quarter of 2010 included a $32 million gain on the deconsolidation of the European smoothie business, and a $6 million reduction in “Cost of sales” from recognizing a receivable for retroactively reduced tariff rates on the import of bananas into the EU from Latin America. Otherwise, the decline in operating income was primarily the result of less favorable results in Salads and Healthy Snacks, partially offset by stronger banana pricing.

REPORTABLE SEGMENTS

We report three business segments: Bananas; Salads and Healthy Snacks; and Other Produce. Segment descriptions and results can be found in Note 12 to the Condensed Consolidated Financial Statements. Certain corporate expenses are not allocated to the reportable segments and are included in “Corporate.” Inter-segment transactions are eliminated.

BANANA SEGMENT

Net sales for the segment were $555 million and $547 million for the second quarters of 2011 and 2010, respectively, and $1.1 billion and $1.0 billion for the six months ended June 30, 2011 and 2010, respectively. The increase in sales was primarily due to higher pricing in all markets, partially offset by lower volume in Core Europe (defined below), the Mediterranean and Middle East from industry-wide constraints on volume availability. To recover significantly higher sourcing costs that began in late 2010, North American pricing included force majeure surcharges in 2011 from late January until the end of the second quarter, when supply increased to more normal seasonal levels. We also maintained our pricing discipline as supply conditions improved by reducing shipments to Mediterranean markets due to unfavorable pricing conditions. In Europe, banana prices are generally set weekly in local currencies, and are significantly affected by variations in supply and demand in the market. For the first half of 2011, we achieved higher average European local pricing than 2010, which reflected a higher-cost environment as well as improved market conditions versus the unusually weak market conditions in the first quarter of 2010. Average European local currency pricing for the second quarter of 2011 was slightly lower as June pricing declined due to the industry supply increase mentioned above; European exchange rates strengthened during the second quarter versus 2011 which more than offset the effect of lower average local currency pricing.

The significant increases (decreases) in our Banana segment operating income for the quarter (“Q2”) and six months (“YTD”) ended June 30, presented in millions, are as follows:

Q2	YTD
$64	$68	2010 Banana segment operating income
21	83	Pricing
(8)	4	Volume
12	12	Average European exchange rates[1]
(16)	(46)	Sourcing and logistics costs[2]
(6)	2	European tariff costs[3]
(3)	(2)	Marketing investment[4]
(1)	(4)	Selling, general and administrative costs
(4)	(1)	Other

$59	$116	2011 Banana segment operating income

[1]

Average European exchange rates include the effect of hedging, which was an expense of $2 million and a benefit of $8 million for the second quarter of 2011 and 2010, respectively, and an expense of $3 million and a benefit of $9 million for the six months ended June 30, 2011 and 2010, respectively. See Note 5 to the Condensed Consolidated Financial Statements for further description of our hedging program.

[2]

Sourcing costs include increased costs of purchased fruit. Logistics costs are significantly affected by fuel prices, but include the effect of fuel hedges, which was a benefit of $12 million and an expense of $3 million for the second quarter of 2011 and 2010, respectively, and a benefit of $18 million and an expense of less than $1 million for the six months ended June 30, 2011 and 2010, respectively. See Note 5 to the Condensed Consolidated Financial Statements for further description of our hedging program.

[3]	See EU Banana Import Regulation below for discussion of tariff costs.
[4]	Increases in European marketing investments are offset by decreases in North American marketing investments.

The percentage changes in our banana prices in 2011 compared to 2010 were as follows:

	Q2	YTD
North America[1]	10.9%	9.7%
Core Europe:[2]
U.S. dollar basis[3]	8.5%	11.6%
Local currency[4]	(2.8)%	6.0%
Mediterranean and Middle East	8.4%	18.1%

Our banana sales volumes5 (in 40-pound box equivalents) were as follows:

(In millions, except percentages)	Q2 2011	Q2 2010	% Change	YTD 2011	YTD 2010	% Change
North America	16.6	16.6	0.0%	32.7	31.5	3.8%
Europe and the Middle East:
Core Europe[2]	10.6	11.2	(5.4)%	21.1	21.5	(1.9)%
Mediterranean and Middle East[6]	3.3	4.9	(32.7)%	6.5	9.9	(34.3)%

[1]	North America pricing includes fuel-related and other surcharges.
[2]	Core Europe includes the 27 member states of the European Union, Switzerland, Norway and Iceland. Bananas sales in Core Europe are primarily in euros.
[3]	Prices on a U.S. dollar basis exclude the effect of hedging.
[4]

The percentage change in our Core Europe banana prices for the first half of 2010 compared to 2009 was (8.4)% on a local currency basis, which reflected the unusually low European banana pricing in the first quarter of 2010.

[5]	Volume sold includes all banana varieties, such as Chiquita to Go, Chiquita minis, organic bananas and plantains.
[6]	Mediterranean markets are mainly European and Mediterranean countries that do not belong to the European Union.

The average spot and hedged euro exchange rates were as follows:

(Dollars per euro)	Q2 2011	Q2 2010	% Change	YTD 2011	YTD 2010	% Change
Euro average exchange rate, spot	$1.44	$1.28	12.5%	$1.40	$1.34	4.5%
Euro average exchange rate, hedged	1.43	1.33	7.5%	1.39	1.37	1.5%

We have entered into euro put option contracts to reduce the negative cash flow and earnings effect that any significant decline in the value of the euro would have on the conversion of euro-based revenue into U.S. dollars. Put options, which require an upfront premium payment, can reduce this risk without limiting the benefit of a stronger euro. To minimize the volatility that changes in fuel prices could have on the operating results of our core shipping operations, we also enter into hedge contracts to lock in prices of future bunker fuel purchases. Further discussion of hedging risks can be found under the caption “Market Risk Management - Financial Instruments” below, and Note 5 to the Condensed Consolidated Financial Statements.

EU Banana Import Regulation

From 2006 through the second quarter of 2010, bananas imported into the European Union (“EU”) from Latin America, our primary source of fruit, were subject to a tariff of €176 per metric ton, while bananas imported from African, Caribbean, and Pacific sources have been and continue to be allowed to enter the EU tariff-free (since January 2008, in unlimited quantities). Following several successful legal challenges to this EU import arrangement in the World Trade Organization (“WTO”), the EU and 11 Latin American countries initialed the WTO “Geneva Agreement on Trade in Bananas” (“GATB”) in December 2009, under which the EU agreed to reduce tariffs on Latin American bananas in stages, starting with a new rate of €148 per metric ton in 2010, reducing to €143 per metric ton in 2011 and ending with a rate of €114 per metric ton by 2019. At that time, the EU also initialed a WTO agreement with the United States, under which it agreed not to reinstate WTO-illegal tariff quotas or licenses on banana imports. In June 2010, the EU reduced its tariff to €148 per metric ton retroactively to December 15, 2009, and we recognized a €10 million ($12 million) receivable in “Other receivables, net” and a reduction of tariff expense included in “Cost of sales” for these refunds; of this amount, €5 million ($6 million) relates to refunds of tariff expense incurred in the first quarter of 2010. In January 2011, the EU further reduced its tariff to €143 per metric ton as required by the GATB. The WTO agreements were ratified by the European Parliament in February 2011. The GATB still needs to be ratified by Ecuador before being further formalized in the WTO. The initial €28 per metric ton reduction in the tariff lowered our tariff costs by $26 million for the year ended December 31, 2010.

In another regulatory development, in March 2011, the EU initialed a free trade area (“FTA”) agreement with Colombia and Peru and an FTA with the Central American countries and Panama. Under both FTA agreements, the EU committed to reduce its banana tariff to €75 per metric ton over ten years for specified volumes of banana exports from each of the countries covered by these FTAs. The agreements still need to be officially signed and approved by the European Council, and ratified by the European Parliament and Latin American legislatures. The EU and other FTA countries have expressed hope that their new agreements will take effect by mid-2012 or sooner. Because the approval procedures and banana implementing arrangements for the two agreements remain unsettled, it is unclear when, or whether, one or both of these FTAs will be implemented, and what, if any, effect they will have on our operations.

SALADS AND HEALTHY SNACKS SEGMENT

Net sales for the segment were $253 million and $288 million for the second quarters of 2011 and 2010, respectively and $491 million and $547 million for the six months ended June 30, 2011 and 2010, respectively. The decline in sales was due to lower volume in retail value-added salads from customer conversions to private label during the first nine months of 2010. Adverse weather conditions and a lettuce blight resulted in lower productivity and higher field and manufacturing costs for the entire industry in the first quarter of 2011. A new marketing campaign to promote our value-added salads washed with Fresh Rinse™ began in the second quarter and we expect our marketing investment to increase in the second half of 2011. Fresh Rinse is a new produce wash that significantly reduces microorganisms on particular leafy greens compared to a conventional chlorine sanitizer. We converted all of our facilities to use this technology during the first half of 2011. As part of our commitment to advancing food safety standards, we plan to make the technology available for license to others in the industry and for other produce wash applications.

The significant increases (decreases) in our Salads and Healthy Snacks segment operating income for the quarter (“Q2”) and six months (“YTD”) ended June 30, presented in millions, are as follows:

Q2	YTD
$62	$82	2010 Salads and Healthy Snacks segment operating income

(5)	(7)	Pricing
(13)	(17)	Volume primarily in retail value-added salads
(1)	3	Selling, general, administrative and innovation costs
1	(1)	Marketing investment for retail value-added salads
(7)	(15)	Commodity inputs and production costs
(32)	(32)	Deconsolidation in 2010 and results of the European smoothie business
(2)	(4)	Other

$3	$9	2011 Salads and Healthy Snacks segment operating income

Volume and pricing for Fresh Express-branded retail value-added salads was as follows:

(In millions, except percentages)	Q2 2011	Q2 2010	% Change	YTD 2011	YTD 2010	% Change
Volume	13.3	15.1	(11.9)%	26.1	29.4	(11.2)%
Pricing[1]			(1.3)%			(1.5)%

[1]

Represents the net reduction in sales of individual product pricing changes, without considering changes in product mix. The weighted average price of all sales decreased by 0.8%; including the favorable changes in product mix.

OTHER PRODUCE SEGMENT

Net sales for the segment were $63 million and $82 million in the second quarters of 2011 and 2010, respectively and $109 million and $155 million for the six months ended June 30, 2011 and 2010, respectively. Operating loss for the segment was $33 million and $37 million for the second quarter and six months ended June 30, 2011 compared to operating income of $1 million and $3 million for the second quarter and six months ended June 30, 2010, respectively. Sales decreased primarily due to the discontinuation of non-strategic, low margin product in the fourth quarter of 2010. Operating income decreased primarily as a result of recording a $32 million reserve for advances to a Chilean grower of grapes and other produce, representing the expected remaining carrying value after collections from the current season’s already completed harvest. The reserve was based upon additional information received during the quarter on the grower’s credit quality, lower than expected collections through the end of the 2010-2011 Chilean grape season, and a decision in the second quarter of 2011 to change the company’s grape sourcing model. As previously disclosed, advances to this grower in current and past growing seasons were not fully repaid and although the arrangement was restructured in 2009 to provide for collection over several growing seasons, the grower did not fully comply with the established repayment schedule in 2010 or 2011. Negotiations for various repayment options are ongoing, the outstanding balance remains payable on demand, and we will continue to aggressively pursue recovery of the outstanding balance (including liquidation of certain collateral). See further discussion of grower advances in Note 2 to the Condensed Consolidated Financial Statements. Segment results were also affected by higher avocado sourcing and logistics costs.

CORPORATE

Corporate expenses were $15 million and $20 million for the second quarters of 2011 and 2010, respectively, and $32 million and $39 million for the six months ended June 30, 2011 and 2010, respectively. Corporate expenses were lower primarily due to lower legal fees.

INTEREST

Interest expense was $14 million for each of the second quarters of 2011 and 2010, respectively and $28 million and $29 million for the six months ended June 30, 2011 and 2010, respectively. See discussion of refinancing activities in Note 4 to the Condensed Consolidated Financial Statements and in Financial Condition – Liquidity and Capital Resources below.

INCOME TAXES

Income taxes were a net benefit of $77 million and $72 million in the quarter and six months ended June 30, 2011, respectively, compared to net expense of $3 million and $3 million for the quarter and six months ended June 30, 2010, respectively. The increase in net income tax benefit in the second quarter of 2011 compared to 2010 is primarily the result of the U.S. valuation allowance release of $87 million partially offset by a $6 million charge for a tax settlement in Italy as described in Notes 8 and 13 to the Condensed Consolidated Financial Statements.

As a result of sustained improvements in the performance of our North American businesses and the benefits of debt reduction over the last several years, we have been generating U.S. taxable income beginning with tax year 2009, and expect this trend to continue. As of June 30, 2011, our forecast included second quarter results as well as increased visibility to North American banana pricing and stabilized sourcing costs. As a result of these considerations, we recognized an $87 million income tax benefit for the reversal of valuation allowances against 100% of the U.S. federal deferred tax assets and a portion of the state deferred tax assets, primarily net operating loss carry forwards (“NOLs”), which are more likely than not to be realized in the future. We regularly review all deferred tax assets to estimate whether these assets are more likely than not to be realized based on all available evidence. Unless deferred tax assets are more likely than not to be realized, a valuation allowance is established to reduce the carrying value of the deferred tax asset until such time that realization becomes more likely than not. Increases and decreases in these valuation allowances are included in “Income tax benefit (expense)” in the Condensed Consolidated Statements of Income.

Our foreign operations are generally taxed at rates lower than the U.S. statutory rate, and our overall effective tax rate varies significantly from period to period due to the level and mix of income among various domestic and foreign jurisdictions. No U.S. taxes have been accrued on foreign earnings because such earnings have been or are expected to be permanently invested in foreign operations. Through the second quarter of 2011, our valuation allowances on available NOLs significantly affected our effective tax rate; if a deferred tax asset with a full valuation allowance, such as an NOL, was realized, the corresponding valuation allowance was also released, resulting in no net effect to income taxes in the Condensed Consolidated Statements of Income. As a result of the U.S. valuation allowance release in the second quarter of 2011, we expect an increase in future income tax expense, but cash paid for taxes will not change significantly until the NOLs are fully utilized. We estimate that our global effective tax rate will be approximately 20% beginning in 2012, before the effects of discrete items such as changes in unrecognized income tax benefits, settlements and changes in remaining valuation allowances. The company expects to begin to apply an annualized effective tax rate methodology to estimate taxes beginning in the third quarter.

Financial Condition – Liquidity and Capital Resources

At June 30, 2011, we had a cash balance of $196 million. As described more fully in Note 4 to the Condensed Consolidated Financial Statements, in July 2011 we completed a refinancing of a portion of our capital structure by entering into a New Credit Facility with a secured term loan (“New Term Loan”) of $330 million, and a $150 million senior secured revolving facility (“New Revolver”). While keeping similar terms and covenant flexibility of our previous senior secured credit facility (“Preceding Credit Facility”), we used the proceeds to retire both the Preceding Credit Facility and purchase $133 million of our 8 7/8% Senior Notes due 2015 in a tender offer at 103.333% of their par value in July 2011; we called the remaining $44 million of the 8 7/8% Senior Notes for redemption in August 2011 at 102.958% of their par value and expect to use the remainder of the proceeds from the New Credit Facility together with available cash to retire the 8 7/8% Senior Notes called for redemption, representing the entire issue. In total, these refinancing efforts will result in an aggregate $11 million of expense in the third quarter for tender premiums, call premiums and deferred financing fee write-offs, as well as approximately $5 million of cash expenditures for deferred financing fees for the New Credit Facility, both of which will be recorded in the third quarter of 2011. This is expected to reduce our annual interest expense by approximately $11 million, excluding deferred financing fee write-offs. The New Term Loan requires quarterly principal payments of $4 million beginning September 30, 2011 through June 30, 2013 and quarterly principal repayments of $8 million beginning September 30, 2013 through March 31, 2016, with any remaining principal balance due at June 30, 2016, subject to the following early maturity provision. The New Credit Facility matures on either (a) July 26, 2016 or (b) six months before the maturity of the 7 1/2% Senior Notes due 2014 (May 1, 2014) unless we refinance, or otherwise extend the maturity of the 7 1/2% Senior Notes by such date. Initially we did not draw on the New Revolver and used $22 million to support letters of credit, leaving an available balance of $128 million. We are in compliance with the financial covenants of our New Credit Facility and expect to remain in compliance for more than twelve months from the date of this filing. We intend to monitor the capital markets for additional refinancing opportunities (including with respect to our 7 1/2% Senior Notes), with the goal of further reducing interest expense, extending debt maturities and improving liquidity.

Cash provided by operations was $77 million and $21 million for the six months ended June 30, 2011 and 2010, respectively, and improved in 2011 primarily due to faster seasonal working capital reductions. Seasonal working capital demands typically use cash in the first quarter and provide cash in the second quarter.

Cash flow from investing activities includes capital expenditures of $31 million and $17 million for the six months ended June 30, 2011 and 2010, respectively. The increase in capital expenditures primarily relates to the implementation of Fresh Rinse into all of our value-added salad facilities and other cost saving and rejuvenation projects during the first half of 2011. We expect capital expenditures for the full year to be between $75 and $85 million, a level that is higher than historic levels, primarily due to investments for growth and innovation such as Fresh Rinse, improved packaging and expansion of our fresh cut apples program. The first half of 2010 also included €15 million ($18 million) of proceeds from the sale of 51% of our European smoothie business to Danone and $18 million of proceeds from the sale of an equity method investment in Coast Citrus Distributors, Inc. See Note 14 to the Condensed Consolidated Financial Statements for further discussion of deconsolidation and divestiture transactions.

Cash used in financing activities related to the quarterly principal payment under the term loan of our Preceding Credit Facility and in 2010 also included the open-market repurchase of $13 million of our Senior Notes, consisting of $11 million of the 7 1/2% Senior Notes and $2 million of the 8 7/8% Senior Notes. During the six months ended 2011 and 2010, we did not draw on the Revolver to fund normal seasonal working capital needs. Management evaluates opportunities to reduce debt to the extent it is economically efficient and attractive and has a long-term goal to improve the ratio of debt to EBITDA (earnings before interest, taxes, depreciation and amortization) to 3 to 1. See Note 4 to the Condensed Consolidated Financial Statements for further description of our debt agreements (including covenants and restrictions) and financing activities.

A subsidiary has an approximately €17 million ($25 million) uncommitted credit line for bank guarantees used primarily for payments due under import licenses and duties in European Union countries. At June 30, 2011, we had approximately €12 million ($17 million) of cash equivalents in a compensating balance arrangement related to this uncommitted credit line.

Depending on fuel prices, we can have significant obligations or amounts receivable under our bunker fuel hedging arrangements, although we would expect any liability or asset from these arrangements to be offset by lower or higher fuel purchase costs, respectively. At June 30, 2011 and 2010, our bunker fuel forward contracts were an asset of $54 million and a liability of $10 million, respectively. The amount ultimately due or receivable will depend upon fuel prices at the dates of settlement. See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk” below and Note 5 to the Condensed Consolidated Financial Statements for further information about our hedging activities. We expect operating cash flows will be sufficient to cover our hedging obligations, if any.

We face certain contingent liabilities which are described in Note 13 to the Condensed Consolidated Financial Statements; in accordance with generally accepted accounting principles, reserves have not been established for most of the ongoing matters. It is possible that in future periods we could have to pay fines, penalties or damages with respect to one or more of these matters, the exact amount of which would be at the discretion of the applicable court or regulatory body. We presently expect that we would use existing cash resources to satisfy any such liabilities; however, depending on the size and timing of any such liability, it could have a material adverse effect on our financial position or results of operations and we could need to explore additional sources of financing, the availability and terms of which would be dependent on prevailing market and other conditions. In addition, we are making payments and may be required to make additional payments to preserve our right to appeal assessments of Italian customs cases, as more fully described in Note 13 to the Condensed Consolidated Financial Statements.

Such payments are typically made over a period of time under a payment plan. If we ultimately prevail in these cases, the amounts will be repaid with interest.

We have not made dividend payments since 2006, and any future dividends would require approval by the board of directors. Under the New Credit Facility, CBL may distribute cash to CBII, the parent company, for routine CBII operating expenses, interest payments on CBII’s 7 1/2% and 8 7/8% Senior Notes and its Convertible Notes, any refinancing of these Senior Notes and Convertible Notes and payment of certain other specified CBII liabilities (“permitted payments”). CBL may distribute cash to CBII for other purposes, including dividends, if we are in compliance with the covenants and not in default under the New Credit Facility. The CBII 7 1/2% Senior Notes also have dividend payment limitations with respect to the ability and extent of declaration of dividends. At June 30, 2011, distributions to CBII, other than for permitted payments, were limited to approximately $80 million annually.

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

New Accounting Standards

Reference is made to Note 1 of the Consolidated Financial Statements in Exhibit 13 of our 2010 Annual Report on Form 10-K. See Note 11 to the Condensed Consolidated Financial Statements for information on a relevant new accounting standard related to comprehensive income.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Management – Financial Instruments” in our 2010 Annual Report on Form 10-K. As of June 30, 2011, the only material changes from the information presented in the Form 10-K are contained in the information provided below.

HEDGING INSTRUMENTS

Our products are distributed in nearly 70 countries. International sales are made primarily in U.S. dollars and major European currencies. We reduce currency exchange risk from sales originating in currencies other than the U.S. dollar by exchanging local currencies for dollars promptly upon receipt. We consider our exposure, current market conditions and hedging costs in determining when and whether to enter into new hedging instruments (principally euro put option contracts) to hedge the dollar value of our estimated net euro cash flow exposure up to 18 months into the future. Put option contracts allow us to exchange a certain amount of euros for U.S. dollars at either the exchange rate in the option contract or the spot rate. At July 28, 2011, we had hedge positions that protect approximately 60% of our expected net exposure for the remainder of 2011 from a decline in the exchange rate below $1.42 per euro. We also had hedge positions that limit the benefit of an increase in the exchange rate above $1.48 per euro for approximately 60% of our expected net exposure in the remainder of 2011; these positions could also result in a loss if the actual exchange rate exceeds the strike rate. However, we expect that any loss on these contracts would be more than offset by an increase in the dollar realization of the underlying sales denominated in foreign currencies.

Our shipping operations are exposed to the risk of rising fuel prices. To reduce the risk of rising fuel prices, we enter into bunker fuel forward contracts (swaps) that allow us to lock in fuel prices up to three years in the future. Bunker fuel forward contracts can offset increases in market fuel prices or can result in higher costs from declines in market fuel prices, but in either case reduce the volatility of changing fuel prices in our results. At July 28, 2011, we had hedging coverage for approximately three-fourths of our expected fuel purchases through 2011 at average bunker fuel swap rates of $439 per metric ton, hedging coverage for approximately one-half of our expected fuel purchases in 2012 at average bunker fuel swap rates of $459 per metric ton, hedging coverage for approximately 40% of our expected fuel purchases in 2013 at average bunker fuel swap rates of $488 per metric ton and hedging coverage for approximately one-third of our expected fuel purchases in the first quarter of 2014 at average bunker fuel swap rates of $566 per metric ton.

We carry hedging instruments at fair value on our Condensed Consolidated Balance Sheets, and defer potential gains and losses to the extent that the hedges are effective in “Accumulated other comprehensive income (loss)” until the hedged transaction occurs (the euro sale or fuel purchase to which the hedging instrument was intended to apply). The fair value of the foreign currency options and bunker fuel forward contracts was a net asset of $54 million, $28 million and $6 million at June 30, 2011, December 31, 2010 and June 30, 2010, respectively. A hypothetical 10% increase in the euro currency rates would have resulted in a decline in fair value of the euro put and call options of approximately $11 million at June 30, 2011. However, we expect that any loss on these put and call options would be more than offset by an increase in the dollar realization of the underlying sales denominated in foreign currencies. A hypothetical 10% decrease in bunker fuel rates would result in a decline in fair value of the bunker fuel forward contracts of approximately $23 million at June 30, 2011. However, we expect that any decline in the fair value of these contracts would be offset by a decrease in the cost of underlying fuel purchases.

See Note 5 to the Condensed Consolidated Financial Statements for additional discussion of our hedging activities. See Note 6 to the Condensed Consolidated Financial Statements for additional discussion of fair value measurements, as it relates to our hedging instruments.

DEBT INSTRUMENTS

We are exposed to interest rate risk on our variable rate debt, which is primarily the outstanding balance under our Credit Facility. As of July 28, 2011, we had approximately $330 million of variable rate debt (see Note 4 to the Condensed Consolidated Financial Statements). A 1% change in interest rates would result in a change to interest expense of approximately $3 million annually.

Although the Condensed Balance Sheets do not present debt at fair value, we have a significant amount of fixed-rate debt whose fair value could fluctuate as a result of changes in prevailing market interest rates. As of July

28, 2011, we have $44 million of 8 7/8% Senior Notes due 2015 remaining, which have all been called for redemption in August 2011 at 102.958% of their par value. Because the remaining 8 7/8% Senior Notes have been called, changes in interest rates are not expected to significantly affect the fair value of these instruments. As of July 28, 2011, we also have $357 million principal balance of other fixed-rate debt, which includes the 7 1/2% Senior Notes due 2014 and the 4.25% Convertible Senior Notes due 2016. The $200 million principal balance of the Convertible Notes is greater than their $139 million carrying value due to the accounting standards for convertible notes such as ours that are described in Note 4 to the Condensed Consolidated Financial Statements. A hypothetical 0.50% increase in interest rates would have resulted in a decline in the fair value of our other fixed-rate debt of approximately $7 million at June 30, 2011.

Item 4 - Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic filings with the SEC is (a) accumulated and communicated to management in a timely manner and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. An evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness as of June 30, 2011 of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of that date.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

We also maintain a system of internal accounting controls, which includes internal control over financial reporting, that is designed to provide reasonable assurance that our financial records can be relied upon for preparation of our consolidated financial statements in accordance with generally accepted accounting principles in the United States and that our assets are safeguarded against loss from unauthorized use or disposition. Based on an evaluation by management, with the participation of the Chief Executive Officer and Chief Financial Officer, during the quarter ended June 30, 2011, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Informati on

Item 1 - Legal Proceedings

The information included in Note 13 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q regarding the Tort Lawsuits, Insurance Recovery and the Italian Customs and Tax Cases is incorporated by reference into this Item. Reference is made to the discussion under “Part 1, Item 3 – Legal Proceedings – Personal Injury Cases” in our Annual Report on Form 10-K for the year ended December 31, 2010 and under “Part II, Item 1 – Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011. Regarding the DBCP cases pending in California, the appeal of the Costa Rica residents has been denied by the California Supreme Court, making the dismissal final, although they still have the right to re-file in Costa Rica. In May 2011, seven cases were filed in the Eastern District of Louisiana involving approximately 250 plaintiffs from Panama, Ecuador and Costa Rica. Some of these plaintiffs were also plaintiffs in the California litigation. There is not enough information available to determine if we are a proper defendant as to any of these plaintiffs.

Item 6 – Exhibits

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32 – Section 1350 Certifications

Exhibit 101.INS* XBRL Instance Document

Exhibit 101.SCH* XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL* XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF* XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB* XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE* XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, this interactive data file on Exhibit 101 hereto is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIQUITA BRANDS INTERNATIONAL, INC.

By:	/s/ LORI A. RITCHEY
Lori A. Ritchey Vice President and Controller (Chief Accounting Officer)

August 5, 2011