Form 10-Q
period 2011-09-30
CHIQUITA BRANDS INTERNATIONAL INC
filed 2011-11-07
CIK 101063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 27, 2011, there were 45,774,157 shares of Common Stock outstanding.

CHIQUITA BRANDS INTERNATIONAL, INC.

PART I – Financial Information

Item 1 – Financial Statements

CHIQUITA BRANDS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except share data)

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
	2011	2010	2011	2010
Net sales	$722,764	$729,706	$2,417,578	$2,454,366
Cost of sales	640,300	630,436	2,043,878	2,074,862
Selling, general and administrative	76,146	75,431	244,481	244,534
Depreciation	12,753	13,394	37,862	37,284
Amortization	2,346	2,348	7,045	7,495
Equity in losses (earnings) of investees	1,594	1,559	5,289	(144)
Reserve for grower receivables	20	203	33,372	2,203
Gain on deconsolidation of European smoothie business	0	0	0	(32,497)

Operating income (loss)	(10,395)	6,335	45,651	120,629
Interest income	1,166	1,357	3,277	4,429
Interest expense	(12,362)	(14,235)	(40,742)	(42,847)
Other income (expense), net	(10,835)	(2,905)	(10,835)	364

Income (loss) from continuing operations before income taxes	(32,426)	(9,448)	(2,649)	82,575
Income tax benefit (expense)	3,600	1,000	75,800	(2,300)

Income (loss) from continuing operations	(28,826)	(8,448)	73,151	80,275
Loss from discontinued operations, net of income taxes	0	0	0	(3,268)

Net income (loss)	$(28,826)	$(8,448)	$73,151	$77,007

Continuing operations	$(0.63)	$(0.19)	$1.61	$1.78
Discontinued operations	0.00	0.00	0.00	(0.07)

Earnings (loss) per common share – basic	$(0.63)	$(0.19)	$1.61	$1.71

Continuing operations	$(0.63)	$(0.19)	$1.58	$1.75
Discontinued operations	0.00	0.00	0.00	(0.07)

Earnings (loss) per common share – diluted	$(0.63)	$(0.19)	$1.58	$1.68

See Notes to Condensed Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)

	September 30, 2011	December 31, 2010	September 30, 2010
ASSETS
Current assets:
Cash and equivalents	$132,775	$156,481	$182,463
Trade receivables (less allowances of $7,259, $9,497 and $10,462)	279,707	265,283	297,303
Other receivables, net	79,560	116,638	128,993
Inventories	237,948	212,249	203,429
Prepaid expenses	45,562	38,044	37,221
Other current assets	51,842	19,939	2,352

Total current assets	827,394	808,634	851,761
Property, plant and equipment, net	358,306	349,650	330,353
Investments and other assets, net	135,792	168,210	157,241
Trademarks	449,060	449,085	449,085
Goodwill	176,584	176,584	176,584
Other intangible assets, net	108,052	114,983	117,331

Total assets	$2,055,188	$2,067,146	$2,082,355

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$16,774	$20,169	$20,057
Accounts payable	281,372	264,292	263,466
Accrued liabilities	122,897	127,466	154,518

Total current liabilities	421,043	411,927	438,041
Long-term debt, net of current portion	607,635	613,973	616,252
Accrued pension and other employee benefits	70,022	73,797	71,630
Deferred gain – sale of shipping fleet	38,086	48,684	52,217
Deferred tax liabilities	50,744	115,825	104,876
Other liabilities	48,238	62,952	58,303

Total liabilities	1,235,768	1,327,158	1,341,319

Commitments and contingencies
Shareholders’ equity:

Common stock, $.01 par value (45,774,157, 45,298,038 and 45,165,530 shares outstanding, respectively)	458	453	452
Capital surplus	825,690	815,010	813,384
Accumulated deficit	(2,764)	(75,915)	(56,263)
Accumulated other comprehensive income (loss)	(3,964)	440	(16,537)

Total shareholders’ equity	819,420	739,988	741,036

Total liabilities and shareholders’ equity	$2,055,188	$2,067,146	$2,082,355

See Notes to Condensed Consolidated Financial Statements.

CHIQUITA BRANDS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

(In thousands)

	Nine Months Ended Sept. 30,
	2011	2010
Cash provided (used) by:
OPERATIONS
Net income	$73,151	$77,007
Loss from discontinued operations	0	3,268
Depreciation and amortization	44,907	44,779
Loss on debt extinguishment, net	10,835	246
Income tax benefits	(86,214)	(323)
Reserve for grower receivables	33,372	2,203
Gain on deconsolidation of European smoothie business	0	(32,497)
Amortization of discount on Convertible Notes	6,356	5,630
Equity in losses (earnings) of investees	5,289	(144)
Amortization of gain on sale of the shipping fleet	(10,598)	(11,029)
Stock-based compensation	9,725	12,246
Changes in current assets and liabilities	(39,238)	(13,597)

Operating cash flow	47,585	87,789

INVESTING
Capital expenditures	(50,185)	(33,082)
Net proceeds from sales of:
51% of European smoothie business, net of $1,396 cash included in the net assets on the date of sale	0	16,882
Equity method investments	2,559	20,653
Other, net	3,475	(5,768)

Investing cash flow	(44,151)	(1,315)

FINANCING
Issuance of long-term debt	330,067	0
Repayments of long-term debt	(346,153)	(25,380)
Payments of debt issuance costs	(4,764)	0
Payments of debt extinguishment costs	(6,290)	0

Financing cash flow	(27,140)	(25,380)

Increase (decrease) in cash and equivalents	(23,706)	61,094
Balance at beginning of period	156,481	121,369

Balance at end of period	$132,775	$182,463

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

Note 1 – Earnings Per Share

Basic and diluted earnings per common share (“EPS”) are calculated as follows:

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
(In thousands, except per share amounts)	2011	2010	2011	2010
Income (loss) from continuing operations	$(28,826)	$(8,448)	$73,151	$80,275
Loss from discontinued operations	0	0	0	(3,268)

Net income (loss)	$(28,826)	$(8,448)	$73,151	$77,007
Weighted average common shares outstanding (used to calculate basic EPS)	45,637	45,050	45,463	44,924
Dilutive effect of warrants, stock options and other stock awards	0	0	796	918

Shares used to calculate diluted EPS	45,637	45,050	46,259	45,842

Earnings (loss) per common share – basic:
Continuing operations	$(0.63)	$(0.19)	$1.61	$1.78
Discontinued operations	0.00	0.00	0.00	(0.07)

	$(0.63)	$(0.19)	$1.61	$1.71

Earnings (loss) per common share – diluted:
Continuing operations	$(0.63)	$(0.19)	$1.58	$1.75
Discontinued operations	0.00	0.00	0.00	(0.07)

	$(0.63)	$(0.19)	$1.58	$1.68

If the company had generated net income for the third quarters of 2011 or 2010, 46.3 million shares and 45.6 million shares would have been used to calculate diluted EPS in those quarters, respectively. The assumed conversions to common stock of stock options, other stock awards and 4.25% Convertible Senior Notes due 2016 (“Convertible Notes”) are excluded from the diluted EPS computations for periods in which these items, on an individual basis, have an anti-dilutive effect on diluted EPS. For the quarter and nine months ended September 30, 2011 and 2010, assumed conversion of the Convertible Notes would have been anti-dilutive because the average trading price of the common shares was below the initial conversion price of $22.45 per share. Additionally, shares were excluded from the diluted EPS calculation related to restricted stock, stock options and long term incentive plans because they were anti-dilutive. These excluded shares were 1.9 million for each of the quarters ended September 30, 2011 and 2010, and 1.2 million and 1.7 million for the nine months ended September 30, 2011 and 2010, respectively.

Note 2 – Finance Receivables

Finance receivables were as follows:

	September 30, 2011		December 31, 2010		September 30, 2010
(In thousands)	Grower Receivables	Seller Financing	Grower Receivables	Seller Financing	Grower Receivables	Seller Financing
Gross receivable	$54,648	$36,155	$80,432	$39,821	$72,146	$41,321
Reserve	(37,923)	0	(4,552)	0	(4,480)	0

Net receivable	$16,725	$36,155	$75,880	$39,821	$67,666	$41,321

Current portion, net	$16,725	$5,091	$55,506	$5,096	$57,140	$5,460
Long-term portion, net	0	31,064	20,374	34,725	10,526	35,861

Net receivable	$16,725	$36,155	$75,880	$39,821	$67,666	$41,321

Activity in the finance receivable reserve is as follows:

(In thousands)	Grower Receivables
Reserve at December 31, 2010	$4,552
Charged to costs and expenses	246
Recoveries	0
Write-offs	0
Foreign exchange and other	(2)

Reserve at March 31, 2011	$4,796

Charged to costs and expenses	33,106
Recoveries	0
Write-offs	0
Foreign exchange and other	(2)

Reserve at June 30, 2011	$37,900

Charged to costs and expenses	20
Recoveries	0
Write-offs	0
Foreign exchange and other	3

Reserve at September 30, 2011	$37,923

Seasonal advances may be made to certain qualified growers of other produce, which are normally collected as the other produce is harvested and sold. The company generally requires asset liens and pledges of the season’s produce as collateral to support these advances. If sales of the season’s produce do not result in full repayment of the advance, the company may exercise the collateral provisions or renegotiate the terms, including terms of interest, to collect the remaining balance. The company also carries payables to growers related to revenue collected from the sale of the other produce that is subsequently remitted to the grower, less outstanding grower advances and a margin retained by the company based upon the terms of the contract. Grower payables of $11 million, $21 million and $14 million at September 30, 2011, December 31, 2010 and September 30, 2010, respectively, are included in “Accounts payable” in the Condensed Consolidated Balance Sheets.

Of the total gross balance of grower advances, $34 million (including $32 million classified as long-term), $50 million (including $20 million classified as long-term) and $41 million (including $10 million classified as long-term) relates to a Chilean grower of grapes and other produce as of September 30, 2011, December 31, 2010 and September 30, 2010, respectively. In the second quarter of 2011, the company recorded a reserve of $32 million for advances made to this Chilean grower based upon additional information received during the quarter on the grower’s credit quality, lower than expected collections through the 2010-2011 Chilean grape season and a decision to change the company’s grape sourcing model. In the third quarter of 2011, the Chilean grower was declared bankrupt; the company continues to aggressively negotiate recovery with the bankruptcy trustee and other creditors of the grower.

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

Note 3 – Inventories

	September 30,	December 31,	September 30,
(In thousands)	2011	2010[1]	2010[1]
Finished goods	$82,734	$64,243	$64,577
Growing crops	75,761	74,392	69,072
Raw materials, supplies and other	79,453	73,614	69,780

	$237,948	$212,249	$203,429

[1]	Prior period figures include reclassifications for comparative purposes.

Note 4 – Debt

The carrying values of the company’s debt represent amortized cost and are summarized below with estimated fair values:

	September 30, 2011		December 31, 2010		September 30, 2010
	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
(In thousands)	Value	Fair Value	Value	Fair Value	Value	Fair Value
Debt, which is not carried at fair value,consists of the following:

Parent company[1] :
7 1/2% Senior Notes due 2014	$156,438	$158,000	$156,438	$161,000	$156,438	$158,000
8 7/8% Senior Notes due 2016	0	0	177,015	179,000	177,015	178,000
4.25% Convertible Senior Notes due 2016	141,117	176,000	134,761	193,000	132,768	191,000

Subsidiary:
Credit Facility Term Loan with 2014 maturity[2]	325,875	324,000	N/A	N/A	N/A	N/A
Preceding Credit Facility	N/A	N/A	165,000	165,000	170,000	170,000

Other	979	900	928	900	88	80
Less current portion	(16,774)		(20,169)		(20,057)

Total long-term debt	$607,635		$613,973		$616,252

[1]

The fair value of the parent company debt is based on observable inputs, which include quoted prices for similar assets or liabilities in an active market and market-corroborated inputs (Level 2). See also Note 6 for discussion of fair value.

[2]

The Term Loan may be traded on the secondary loan market, and the fair value of the Term Loan is based on either the last available trading price, if recent, or trading prices of comparable debt (Level 3). Level 3 fair value measurements are used in the impairment reviews of goodwill and intangible assets, which take place annually during the fourth quarter, or as circumstances indicate the possibility of impairment. See also Note 6 for discussion of fair value.

CREDIT FACILITY

In July 2011, Chiquita Brands L.L.C. (“CBL”), the company’s main operating subsidiary, entered into an amended and restated senior secured credit facility (“Credit Facility”) using the proceeds to retire CBL’s Preceding Credit Facility (defined below) and purchase $133 million of the CBII’s 8 7/8% Senior Notes due in 2015 in a tender offer at 103.333% of their par value. The company called the remaining $44 million of the 8 7/8% Senior Notes for redemption in August 2011 at 102.958% of their par value, using the remainder of the proceeds from the Credit Facility together with available cash to redeem them. Expenses of $11 million in the third quarter of 2011 are included in “Other income (expense), net” on the Condensed Consolidated Statements of Income and “Loss on debt extinguishment, net” on the Condensed Consolidated Statements of Cash Flow and are related to the refinancing activity. The expenses included the write-off of $4 million of remaining deferred financing fees from the Preceding Credit Facility and the 8 7/8% Senior Notes and $6 million total premiums paid to retire the 8 7/8% Senior Notes. The amounts in “Other income (expense), net” for the third quarter of 2010 relate to the company’s repurchase of a portion of the Senior Notes more fully described below.

The Credit Facility includes a $330 million senior secured term loan (“Term Loan”) and a $150 million senior secured revolving facility (“Revolver”) both maturing July 26, 2016. However, the Credit Facility will mature on May 1, 2014, which is six months prior to the maturity of the company’s 7 1/2% Senior Notes, unless the company refinances, or otherwise extends, the maturity of the 7 1/2% Senior Notes by such date. The Term Loan and the Revolver can be increased by up to an aggregate of $50 million at the company’s request, under certain circumstances.

The Term Loan bears interest, at the company’s election, at a rate of LIBOR plus 3.00% to 3.75% or a “Base Rate” plus 2.00% to 2.75%, the spread in each case depending on CBII’s leverage ratio. The “Base Rate” is the higher of the administrative agent’s prime rate or the federal funds rate plus 0.50%. The initial interest rate as defined in the Credit Facility is LIBOR plus 3.00% through December 2, 2011 (3.25% based on September 30, 2011 LIBOR). Subject to the early maturity provision described above, the Term Loan requires quarterly principal repayments of $4 million beginning September 30, 2011 through June 30, 2013 and quarterly principal repayments of $8 million beginning September 30, 2013 through March 31, 2016, with any remaining principal balance due at June 30, 2016 subject to the early maturity clause described above. The Term Loan may be repaid without penalty, but amounts repaid under the Term Loan may not be reborrowed.

The Revolver bears interest, at the company’s election, at a rate of LIBOR plus 2.75% to 3.50% or a “Base Rate” plus 1.75% to 2.50%, the spread in each case depending on CBII’s leverage ratio. The applicable interest rate as defined in the Credit Facility is LIBOR plus 2.75% or “Base Rate” plus 1.75% through December 2, 2011. The company is required to pay a commitment fee on the daily unused portion of the Revolver of 0.375% to 0.50% depending on CBII’s leverage ratio, initially 0.375% as defined in the Credit Facility through December 2, 2011. The Revolver has a $100 million sublimit for letters of credit, subject to a $50 million sublimit for non-U.S. currency letters of credit. At September 30, 2011, there were no borrowings under the Revolver other than having used $23 million to support letters of credit leaving an available balance of $127 million.

The Credit Facility contains two financial maintenance covenants, a CBL (operating company) leverage ratio (debt divided by EBITDA, each as defined in the Credit Facility) that is no higher than 3.50x and a fixed charge ratio (the sum of CBL’s EBITDA plus Net Rent divided by Fixed Charges, each as defined in the Credit Facility) that is at least 1.15x, which are substantially the same as the Preceding Credit Facility. The Credit Facility’s financial covenants exclude changes in generally accepted accounting principles effective after December 31, 2010. EBITDA, as defined in the Credit Facility, excludes certain non-cash items including stock compensation and impairments. Fixed Charges, as defined in the Credit Facility, includes interest payments and distributions by CBL to CBII other than for normal overhead expenses, net rent and net lease expense. Net rent and net lease expense, as defined in the Credit Facility, exclude the estimated portion of ship charter costs that represents normal vessel operating expenses. Debt for purposes of the leverage covenant includes subsidiary debt plus letters of credit outstanding and synthetic leases ($62 million at September 30, 2011), which are operating leases under generally accepted accounting principles, but are capital leases for tax purposes. At September 30, 2011, the company was in compliance with the financial covenants of the Credit Facility.

CBL’s obligations under the Credit Facility are guaranteed on a senior secured basis by CBII and all of CBL’s material domestic subsidiaries. The obligations under the Credit Facility are secured by substantially all of the assets of CBL and its domestic subsidiaries, including trademarks, 100% of the stock of substantially all of CBL’s domestic subsidiaries and no more than 65% of the stock of CBL’s direct material foreign subsidiaries. CBII’s obligations under its guarantee are secured by a pledge of the stock of CBL. The Credit Facility also places similar customary limitations as the Preceding Credit Facility on the ability of CBL and its subsidiaries to incur additional debt, create liens, dispose of assets and make investments and capital expenditures, as well as limitations on CBL’s ability to make loans, distributions or other transfers to CBII. However, payments to CBII are permitted: (i) whether or not any event of default exists or is continuing under the Credit Facility, for all routine operating expenses in connection with the company’s normal operations and to fund certain liabilities of CBII, including interest and principal payments on the Senior Notes (defined below), Convertible Notes and any notes used to refinance existing Senior Notes and Convertible Notes, and (ii), subject to no continuing event of default and compliance with the financial covenants, for other financial needs, including (A) payment of dividends and distributions to the company’s shareholders and (B) repurchases of the company’s common stock. The Credit Facility also eased certain restrictions that were contained in the Preceding Credit Facility over the company’s ability to carry out mergers and acquisitions. Based on the company’s September 30, 2011 covenant ratios, distributions to CBII, other than for normal overhead expenses and interest on the company’s Senior Notes and Convertible Notes, were limited to approximately $60 million. The Credit Facility also requires that the net proceeds of significant asset sales be used within 180 days to prepay outstanding amounts, unless those proceeds are reinvested in the company’s business.

7 1/2% AND 8 7/8% SENIOR NOTES

As described above, the 8 7/8% Senior Notes were retired in the third quarter of 2011. For the nine months ended September 30, 2010, the company repurchased in the open market at a small discount $13 million principal amount of its senior notes, consisting of $11 million of the 7 1/2% Senior Notes and $2 million of the 8 7/8% Senior Notes. These 2010 repurchases resulted in a small extinguishment loss, including the write off of deferred financing fees and transaction costs. The 7 1/2% Senior Notes are callable, in whole or from time to time in part at 102.50% of par value, at 101.25% of par value beginning November 1, 2011 and at par value after November 1, 2012.

4.25% CONVERTIBLE SENIOR NOTES

The company’s $200 million of Convertible Notes:

•	are unsecured, unsubordinated obligations of the parent company and rank equally with the company’s 7 1/2% Senior Notes (the “Senior Notes”).

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

To estimate the fair value of the debt component, the company discounted the principal balance to result in an effective interest rate of 12.50% for each of the quarters ended September 30, 2011 and 2010. The fair value of the equity component was estimated as the difference between the full principal amount and the estimated fair value of the debt component, net of an allocation of issuance costs and income tax effects. These were Level 3 fair value measurements (described in Note 6) and will be reconsidered in the event that any of the Convertible Notes are converted.

The carrying amounts of the debt and equity components of the Convertible Notes are as follows:

	September 30,	December 31,	September 30,
(In thousands)	2011	2010	2010
Principal amount of debt component[1]	$200,000	$200,000	$200,000
Unamortized discount	(58,883)	(65,239)	(67,232)

Net carrying amount of debt component	$141,117	$134,761	$132,768

Equity component	$84,904	$84,904	$84,904
Issuance costs and income taxes	(3,210)	(3,210)	(3,210)

Equity component, net of issuance costs and income taxes	$81,694	$81,694	$81,694

[1]

As of September 30, 2011, December 31, 2010 and September 30, 2010, the Convertible Notes’ “if-converted” value did not exceed their principal amount because the company’s common stock price was below the conversion price of the Convertible Notes.

The interest expense related to the Convertible Notes was as follows:

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
(In thousands)	2011	2010	2011	2010
4.25% coupon interest	$2,125	$2,125	$6,375	$6,375
Amortization of deferred financing fees	117	117	352	352
Amortization of discount on the debt component	2,184	1,934	6,356	5,630

Total interest expense related to the Convertible Notes	$4,426	$4,176	$13,083	$12,357

PRECEDING CREDIT FACILITY

The Credit Facility replaced the remaining portion of the previous $350 million senior secured credit facility (“Preceding Credit Facility”) that consisted of a senior secured term loan (the “Preceding Term Loan”) and a $150 million senior secured revolving credit facility (the “Preceding Revolver”).

At the company’s election, the interest rate for the Preceding Term Loan was based on LIBOR plus a spread based on CBII’s leverage ratio and was 4.06% and 4.06% at December 31, 2010 and September 30, 2010, respectively. The Preceding Term Loan required quarterly principal repayments of $2.5 million through March 31, 2010 and required $5 million thereafter for the life of the loan, with any remaining balance to be paid upon maturity at March 31, 2014.

There were no borrowings under the Preceding Revolver other than using $22 million to support letters of credit leaving an available balance of $128 million at each of December 31, 2010 and September 30, 2010. The company was required to pay a fee of 0.50% per annum on the daily unused portion of the Preceding Revolver. The Preceding Revolver contained a $100 million sub-limit for letters of credit, subject to a $50 million sub-limit for non-U.S. currency letters of credit.

Note 5 – Hedging

Derivative instruments are carried at fair value in the Condensed Consolidated Balance Sheets. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gains or losses is deferred as a component of “Accumulated other comprehensive income (loss)” and reclassified into net income in the same period during which the hedged transaction affects net income. Gains and losses on derivatives representing hedge ineffectiveness are recognized in net income currently. See further information regarding fair value measurements and balances of derivatives in Note 6.

To manage its exposure to exchange rates on the conversion of euro-based revenue into U.S. dollars, the company uses average rate euro put options, and in short-term periods also uses average rate euro call options and average rate euro forward contracts. Average rate euro put options require an upfront premium payment and can reduce the risk of a decline in the value of the euro without limiting the benefit of an increase in the value of the euro. Average rate euro call options reduce the company’s net option premium expense, but limit the benefit from an increase in the value of the euro. Average rate forward contracts lock in the value of the euro and do not require an upfront premium. At September 30, 2011, the amount of unrealized net gains on the company’s currency hedging portfolio which would be reclassified to net income, if realized, in the next twelve months, is $5 million; these net gains were deferred in “Accumulated other comprehensive income (loss).”

Most of the company’s foreign operations use the U.S. dollar as their functional currency. As a result, balance sheet translation adjustments due to currency fluctuations are recognized currently in “Cost of sales” in the Condensed Consolidated Statements of Income. To minimize the resulting volatility, the company also enters into 30-day euro forward contracts each month to economically hedge the net monetary assets exposed to euro exchange rates. These 30-day euro forward contracts are not designated as hedging instruments, and gains and losses on these forward contracts are recognized currently in “Cost of sales” in the Condensed Consolidated Statements of Income. In the third quarter of 2011, the company recognized $9 million of gains on 30-day euro forward contracts, and $13 million of losses from fluctuations in the value of the net monetary assets exposed to euro exchange rates. In the third quarter of 2010, the company recognized $14 million of losses on 30-day euro forward contracts, and $19 million of income from fluctuations in the value of the net monetary assets exposed to euro exchange rates. For the nine months ended September 30, 2011, the company recognized $1 million of loss on 30-day euro forward contracts, and $1 million of losses from fluctuations in the value of the net monetary assets exposed to euro exchange rates. For the nine months ended September 30, 2010, the company recognized $6 million of gains on 30-day euro forward contracts, and $8 million of expense from fluctuations in the value of the net monetary assets exposed to euro exchange rates.

The company also enters into bunker fuel forward contracts for its shipping operations, which permit it to lock in fuel purchase prices for up to three years and thereby minimize the volatility that changes in fuel prices could have on its operating results. These bunker fuel forward contracts are designated as cash flow hedging instruments. In the third quarter 2011, the company implemented a new shipping configuration, the first change of such magnitude in several years. These changes are expected to reduce the company’s total bunker fuel consumption and change the ports where bunker fuel will be purchased. As a result of these changes, accounting standards required the company to recognize $12 million of unrealized gains on bunker fuel forward contracts in “Cost of sales” in the Condensed Consolidated Statements of Income in the third quarter of 2011 originally intended to hedge bunker fuel purchases in future periods. These unrealized gains, previously deferred in “Accumulated other comprehensive income (loss)” were recognized because the forecasted hedged bunker fuel purchases, as documented by the company, became probable not to occur. Cash flow hedging relationships of many of the affected bunker fuel forward contracts were reapplied to other bunker fuel purchases, however, accounting standards require these to be based on the market prices at the date the new hedging relationships were established, even though there is no change in the hedging instrument (see “Hedged Average Rate/Price” column in the table below). Bunker fuel forward contracts that were in excess of our expected core fuel demand were sold and gains of $2 million were realized. At September 30, 2011, unrealized net gains of $9 million on the company’s bunker fuel forward contracts were deferred in “Accumulated other comprehensive income (loss),” including net gains of $11 million which would be reclassified to net income, if realized, in the next twelve months.

At September 30, 2011 the company’s portfolio of derivatives consisted of the following:

	Notional Amount	Contract Average Rate/Price	Hedged Average Rate/Price[1]	Settlement Period
Derivatives designated as hedging instruments:

Currency derivatives:
Purchased euro put options	€52 million	$1.42/€	$1.42/€	2011
Sold euro call options	€52 million	$1.49/€	$1.49/€	2011
Average rate forward contracts	€25 million	$1.44/€	$1.44/€	2011

Fuel derivatives:
3.5% Rotterdam Barge/Singapore 180:
Bunker fuel forward contracts	40,249 mt	$399/mt	$618/mt	2011
Bunker fuel forward contracts	129,680 mt	$459/mt	$589/mt	2012
Bunker fuel forward contracts	111,153 mt	$493/mt	$585/mt	2013
Bunker fuel forward contracts	74,096 mt	$581/mt	$593/mt	2014

Derivatives not designated as hedging instruments:
30-day euro forward contracts	€80 million	$1.36/€	$1.36/€	Oct. 2011

[1]

As described in the paragraph above, new cash flow hedge relationships were established for certain bunker fuel forward contracts in the third quarter of 2011. These changes result in hedge rates for accounting purposes that are different from those in the hedge contract terms.

Activity related to the company’s derivative assets and liabilities designated as hedging instruments is as follows:

	2011		2010
(In thousands)	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Currency Hedge Portfolio	Bunker Fuel Forward Contracts
Balance at beginning of year	$293	$27,314	$6,527	$6,257
Realized (gains) losses included in net income	1,586	(5,428)	(1,200)	(2,170)
Purchases (sales), net [1]	5,013	0	0	0
Changes in fair value	(2,688)	37,938	4,055	1,183

Balance at March 31	$4,204	$59,824	$9,382	$5,270

Realized (gains) losses included in net income	1,386	(12,240)	(8,044)	2,652
Purchases (sales), net [1]	0	0	1,680	0
Changes in fair value	(5,203)	6,406	12,639	(17,579)

Balance at June 30	$387	$53,990	$15,657	$(9,657)

Realized (gains) losses included in net income	445	(10,475)	3,767	4,323
Purchases (sales), net [1]	0	(3,288)	2,292	0
Changes in fair value	6,000	(18,933)	(23,193)	16,506

Balance at September 30	$6,832	$21,294	$(1,477)	$11,172

[1]

Purchases (sales) represent the cash premiums paid upon the purchase of euro put options or received upon the sale of euro call options and sales of bunker fuel forward contracts prior to their expiration. Bunker fuel forward contracts require no up-front cash payment and have an initial fair value of zero.

The following table summarizes the effect of the company’s derivatives designated as cash flow hedging instruments on OCI and earnings:

	Quarter Ended September 30, 2011			Quarter Ended September 30, 2010
(In thousands)	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Total	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Total
Gain (loss) recognized in OCI on derivative (effective portion)	$9,075	$(32,022)	$(22,947)	$(9,444)	$15,818	$6,374
Gain (loss) reclassified from accumulated OCI into income (effective portion)[1]	1,093	10,475	11,568	(553)	(4,322)	(4,875)
Gain (loss) recognized in income on derivative (ineffective portion)[1]	0	13,089	13,089	0	688	688

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
(In thousands)	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Total	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Total
Gain (loss) recognized in OCI on derivative (effective portion)	$7,921	$12,572	$20,493	$12,980	$64	$13,044
Gain (loss) reclassified from accumulated OCI into income (effective portion)[1]	1,886	28,143	30,029	14,530	(4,804)	9,726
Gain (loss) recognized in income on derivative (ineffective portion)[1]	0	12,839	12,839	0	46	46

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

The following table summarizes financial assets and liabilities at fair value including derivative instruments on a gross basis and the location of these instruments on the Condensed Consolidated Balance Sheets:

		Assets (Liabilities)	Fair Value Measurements Using
(In thousands)	Balance Sheet Location	at Fair) Value	Level 1	Level 2	Level 3
September 30, 2011
Derivatives[1] :
Currency hedge portfolio	Other current assets	$7,154	$0	$7,154	$0
Currency hedge portfolio	Other current assets	(322)	0	(322)	0
30-day euro forward contracts	Other current assets	1,468	0	1,468	0
Bunker fuel forward contracts	Other current assets	17,845	0	17,845	0
Bunker fuel forward contracts	Investments & other assets, net	7,244	0	7,244	0
Bunker fuel forward contracts	Investments & other assets, net	(2,669)	0	(2,669)	0
Bunker fuel forward contracts	Other liabilities	317	0	317	0
Bunker fuel forward contracts	Other liabilities	(1,443)	0	(1,443)	0
Available-for-sale investment	Investments & other assets, net	2,587	2,587	0	0

		$32,181	$2,587	$29,594	$0

December 31, 2010
Derivatives[1] :
Currency hedge portfolio	Other current assets	$215	$0	$215	$0
Currency hedge portfolio	Accrued liabilities	78	0	78	0
Bunker fuel forward contracts	Other current assets	15,861	0	15,861	0
Bunker fuel forward contracts	Investments & other assets, net	11,453	0	11,453	0
30-day euro forward contracts	Other current assets	(1,267)	0	(1,267)	0
30-day euro forward contracts	Accrued liabilities	(574)	0	(574)	0
Available-for-sale investment	Investments & other assets, net	2,908	2,908	0	0

		$28,674	$2,908	$25,766	$0

September 30, 2010
Derivatives[1] :
Currency hedge portfolio	Other current assets	$427	$0	$427	$0
Currency hedge portfolio	Other current assets	(739)	0	(739)	0
Currency hedge portfolio	Accrued liabilities	923	0	923	0
Currency hedge portfolio	Accrued liabilities	(2,088)	0	(2,088)	0
Bunker fuel forward contracts	Accrued liabilities	(3,373)	0	(3,373)	0
Bunker fuel forward contracts	Other current assets	3,164	0	3,164	0
Bunker fuel forward contracts	Investments & other assets, net	11,381	0	11,381	0
30-day euro forward contracts	Other current assets	(500)	0	(500)	0
30-day euro forward contracts	Accrued liabilities	(2,207)	0	(2,207)	0
Available-for-sale investment	Investments & other assets, net	2,791	2,791	0	0

		$9,779	$2,791	$6,988	$0

[1]

Currency hedge portfolio and bunker fuel forward contracts are designated as hedging instruments. 30-day euro forward contracts are not designated as hedging instruments. To the extent derivatives in an asset position and derivatives in a liability position are with the same counterparty, they are netted in the Condensed Consolidated Balance Sheets because the company enters into master netting arrangements with each of its hedging partners. See also Note 5.

The company values fuel hedging positions by applying an observable discount rate to the current forward prices of identical hedge positions. The company values currency hedging positions by utilizing observable or market-corroborated inputs such as exchange rates, volatility and forward yield curves. The company trades only with counterparties that meet certain liquidity and creditworthiness standards, and does not anticipate non-performance by any of these counterparties. The company does not require collateral from its counterparties, nor is it obligated to provide collateral when contracts are in a liability position. However, consideration of non-performance risk is required when valuing derivative instruments, and the company includes an adjustment for non-performance risk in the recognized measure of derivative instruments to reflect the full credit default spread (“CDS”) applied to a net exposure by counterparty. When there is a net asset position, the company uses the counterparty’s CDS; when there is a net liability position, the company uses its own estimated CDS. CDS is generally not a significant input in measuring fair value. The company’s adjustment for non-performance risk was not significant for any of its derivative instruments in any period presented. See further discussion and tabular disclosure of hedging activity in Note 5.

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

Financial instruments not carried at fair value consist of the company’s parent company debt and subsidiary debt. See further fair value discussion and tabular disclosure in Note 4.

Note 7 – Pension and Severance Benefits

Net pension expense from the company’s defined benefit and severance plans is primarily comprised of severance plans covering Central American employees and consists of the following:

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
(In thousands)	2011	2010	2011	2010
Defined benefit and severance plans:
Service cost	$1,689	$1,658	$5,068	$4,928
Interest on projected benefit obligation	1,343	1,303	4,038	4,139
Expected return on plan assets	(400)	(487)	(1,201)	(1,280)
Recognized actuarial loss	198	285	597	722
Amortization of prior service cost	32	32	96	96

	$2,862	$2,791	$8,598	$8,605

Note 8 – Income Taxes

As a result of sustained improvements in the performance of the company’s North American businesses and the benefits of debt reduction over the last several years, the company has been generating annual U.S. taxable income beginning with tax year 2009, and expects this trend to continue, even if seasonal losses may be incurred in interim periods. As of June 30, 2011, the company’s forecast included second quarter results as well as increased visibility to North American banana pricing and stabilized sourcing costs. As a result of these considerations, the company recognized an $87 million income tax benefit in the second quarter of 2011 for the reversal of valuation allowances against 100% of the U.S. federal deferred tax assets and a portion of the state deferred tax assets, primarily net operating loss carry forwards (“NOLs”), which are more likely than not to be realized in the future.

The company regularly reviews all deferred tax assets to estimate whether these assets are more likely than not to be realized based on all available evidence. Unless deferred tax assets are more likely than not to be realized, a valuation allowance is established to reduce the carrying value of the deferred tax asset until such time that realization becomes more likely than not. Increases and decreases in these valuation allowances are included in “Income tax benefit (expense)” in the Condensed Consolidated Statements of Income. Through the second quarter of 2011, valuation allowances on available U.S. NOLs significantly affected the company’s effective tax rate; if a deferred tax asset with a full valuation allowance, such as an NOL, was realized, the corresponding valuation allowance was also released, resulting in no net effect to income taxes reported in the Condensed Consolidated Statements of Income. As a result of the U.S. valuation allowance release in the second quarter of 2011, the company expects an increase of future reported income tax expense, but no increase in cash paid for taxes for at least several years until the NOLs are fully utilized.

As a result of reversing the valuation allowance against U.S. federal deferred tax assets, as described above, the company changed from the discrete method to the effective tax rate method for interim tax reporting. Under the effective tax rate method, the company is required to adjust its effective tax rate for each quarter to be consistent with the estimated annual effective tax rate. Jurisdictions with a projected loss where no tax benefit can be recognized are excluded from the calculation of the estimated annual effective tax rate. This could result in a higher or lower effective tax rate in the interim period based upon the mix and timing of actual earnings versus annual projections. The company’s overall effective tax rate may also vary significantly from period to period due to the level and mix of income among domestic and foreign jurisdictions. Many of these foreign jurisdictions have tax rates that are lower than the U.S. statutory rate, and the company continues to maintain full valuation allowances on deferred tax assets in some of these foreign jurisdictions. Other items that do not otherwise affect the company’s earnings can also affect the overall effective tax rate, such as the effect of changing exchange rates on intercompany balances that can change the mix of income among domestic and foreign jurisdictions. No U.S. taxes have been accrued on foreign earnings because such earnings have been or are expected to be permanently invested in foreign operations.

The company nets deferred tax assets and liabilities by jurisdiction. The company had $26 million, $5 million and $0 of net current deferred tax assets in “Other current assets” on the Condensed Consolidated Balance Sheets at September 30, 2011, December 31, 2010 and September 30, 2010, respectively. The company had $3 million, $4 million, and $0 of net non-current deferred tax assets at September 30, 2011, December 31, 2010 and September 30, 2010, respectively. The company had $51 million, $116 million and $105 million of net non-current deferred tax liabilities at September 30, 2011, December 31, 2010 and September 30, 2010, respectively.

In the ordinary course of business, there are many transactions and calculations where the ultimate income tax determination is uncertain. The evaluation of a tax position is a two-step process. The first step is to evaluate the uncertain tax position for recognition by determining if the weight of available evidence indicates that it is “more likely than not” that a tax position, including resolution of any related appeals or litigation, will be sustained upon examination based on its technical merits. If the recognition criterion is met, the second step is to measure the income tax benefit to be realized. Tax positions or portions of tax positions that do not meet these criteria are de-recognized by recording reserves. The company establishes reserves for income tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes, penalties and interest could be due. Provisions for and changes to these reserves, as well as the related net interest and penalties, are included in “Income tax benefit (expense)” in the Condensed Consolidated Statements of Income. Significant judgment is required in evaluating tax positions and determining the company’s provision for income taxes. At September 30, 2011, the company had unrecognized tax benefits of approximately $9 million, of which $7 million, if recognized, will reduce income tax expense and affect the company’s effective tax rate. Interest and penalties included in income taxes was less than $1 million for both of the quarters ended September 30, 2011 and 2010, and less than $1 million for the nine months ended September 30, 2011 and 2010, respectively. The cumulative interest and penalties included in the Condensed Consolidated Balance Sheet at September 30, 2011 was $4 million.

In addition to the U.S. valuation allowance release as described above, “Income tax benefit (expense)” in the Condensed Consolidated Statements of Income includes $6 million in expense in the second quarter of 2011 related to the settlement of an Italian income tax audit compared to $4 million in benefits in the third quarter of 2010 related to governmental rulings in various jurisdictions. See Note 13 under Italian Customs and Tax Cases for recent tax contingency developments related to the Italian income tax settlement. During the next twelve months, it is reasonably possible that unrecognized tax benefits impacting the effective tax rate could be recognized as a result of the expiration of statutes of limitation in the amount of $3 million plus accrued interest and penalties.

Note 9 – Advertising and Promotion Expense

Advertising and certain promotion expenses are included in “Selling, general and administrative” in the Condensed Consolidated Statements of Income and were $15 million and $16 million for the third quarters of 2011 and 2010, respectively, and $45 million and $47 million for the nine months ended September 30, 2011 and 2010, respectively. Advertising and promotion expense included less than $1 million for the quarter and $3 million for the nine months ended September 30, 2010, related to the European smoothie business, which was deconsolidated in May 2010 as further discussed in Note 14.

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

Note 10 – Stock-Based Compensation

Stock compensation expense relates primarily to the company’s performance-based long-term incentive program (“LTIP”) and time-vested restricted stock unit awards. LTIP awards cover three-year performance cycles and are measured partly on performance criteria (cumulative earnings per share or cumulative free cash flow generation) and partly on market criteria (total shareholder return relative to a peer group of companies). In September 2010, the LTIP was modified to allow a portion of the awards to be paid in cash in an amount substantially equal to the estimated tax liability triggered by such awards. LTIP awards outstanding at September 2010 were modified, which changed them to liability-classified awards from equity-classified awards. Both liability-classified and equity-classified awards recognize the fair value of the award ratably over the performance period; however, equity-classified awards only measure the fair value at the grant date, whereas liability-classified awards measure the fair value at each reporting date, with changes in the fair value of the award cumulatively adjusted through expense each period. For modified awards, expense is recognized at the greater of the equity-method or the liability-method.

Changes in Capital surplus are primarily a result of stock compensation:

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
(In thousands)	2011	2010	2011	2010
Reclassification between liabilities and Capital surplus for modifications	$1,577	$(6,656)	$3,655	$(6,656)
Stock-based compensation expense[1]	2,735	3,087	8,732	12,329
Shares withheld for taxes	(1,616)	(1,742)	(1,707)	(2,273)

Capital surplus increase (decrease)	$2,696	$(5,311)	$10,680	$3,400

[1]

In addition to this stock-based compensation expense, less than $1 million and $1 million of stock-based compensation expense related to the liability-method LTIP plan in the third quarter and nine months ended September 30, 2011, respectively, that did not affect Capital Surplus. There were no liability-method plans in 2010.

Fair value of LTIP awards measured on performance criteria are based on the company’s expectations of performance achievement and the closing stock price on the measurement date, a Level 3 fair value measurement. Fair value of LTIP awards based on market criteria are measured using a Monte-Carlo simulation using publicly available data, a Level 2 fair value measurement. See Note 6 for further discussion of fair value measurements.

Note 11 – Comprehensive Income

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
(In thousands)	2011	2010	2011	2010
Net income (loss)	$(28,826)	$(8,448)	$73,151	$77,007
Unrealized foreign currency translation gains (losses)	685	(494)	(200)	(339)
Change in fair value of available-for-sale investment	(584)	(73)	(321)	(243)
Change in fair value of derivatives	(22,947)	6,374	20,493	13,044
Realization of (gains) losses into net income from OCI	(11,568)	4,875	(30,029)	(9,726)
Pension liability adjustments	250	922	5,653	(2,414)

Comprehensive income (loss)	$(62,990)	$3,156	$68,747	$77,329

Note 12 – Segment Information

The company reports three business segments:

•	Bananas: Includes the sourcing (purchase and production), transportation, marketing and distribution of bananas.

•

Salads and Healthy Snacks: Includes ready-to-eat, packaged salads, referred to in the industry as “value-added salads”; and other value-added products, such as healthy snacking products, fresh vegetable and fruit ingredients used in food service; processed fruit ingredient products; and the company’s equity method investment in Danone Chiquita Fruits, which sells Chiquita-branded fruit smoothies in Europe. (See Note14)

•	Other Produce: Includes the sourcing, marketing and distribution of whole fresh fruits and vegetables other than bananas.

Certain corporate expenses are not allocated to the reportable segments and are included in “Corporate.” Inter-segment transactions are eliminated. Financial information for each segment follows:

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
(In thousands)	2011	2010	2011	2010
Net sales:
Bananas	$453,401	$431,335	$1,547,613	$1,454,519
Salads and Healthy Snacks	239,784	251,418	730,943	797,986
Other Produce	29,579	46,953	139,022	201,861

	$722,764	$729,706	$2,417,578	$2,454,366

Operating income (loss):
Bananas	$6,623	$2,773	$122,392	$70,732
Salads and Healthy Snacks[1]	(2,749)	17,741	6,557	99,393
Other Produce[2]	(1,536)	657	(38,117)	3,930
Corporate	(12,733)	(14,836)	(45,181)	(53,426)

	$(10,395)	$6,335	$45,651	$120,629

1	Salads and Healthy Snacks segment includes a gain on the deconsolidation and sale of the European smoothie business of $32 million in 2010 as described in Note 14.
2	Other Produce segment includes a reserve of $32 million in the second quarter of 2011 for advances made to a Chilean grower as described in Note 2.

Note 13 – Commitments and Contingencies

The company had an accrual of $4 million related to contingencies and legal proceedings in Europe at each of September 30, 2011, December 31, 2010, and September 30, 2010. The company also had accruals, including accrued interest, in the Condensed Consolidated Balance Sheets of $7 million at each of December 31, 2010 and September 30, 2010 related to the plea agreement with the U.S. Department of Justice described below and an accrual of $4 million at September 30, 2010 related to the settlement agreement for the Colombia related shareholder derivative lawsuits described below, a portion of which was recovered through insurance. While other contingent liabilities described below may be material, the company has determined that losses in these matters are not probable and has not accrued any other amounts. Regardless of their outcomes, the company has paid, and will likely continue to incur, significant legal and other fees to defend itself in these proceedings, which may significantly affect the company’s financial statements.

EUROPEAN COMPETITION LAW INVESTIGATION

As previously disclosed, in 2005, the company voluntarily notified the European Commission (“EC”) that it had become aware of potential violations by the company and other industry participants under European competition laws; the company promptly stopped the conduct. The EC subsequently opened two separate investigations with which the company cooperated. In October 2008, the EC (i) confirmed the company’s immunity from any fines, and (ii) announced its final decision that, between 2000 and 2002, Chiquita and other competitors had infringed EU competition rules in northern Europe. In October 2011, the EC (i) confirmed the company’s immunity from any fines and (ii) announced its final decision that between July 2004 and April 2005 Chiquita and a competitor had infringed EU competition rules in southern Europe. In both cases, the confirmation of the company’s final immunity was based on the company’s voluntary notification to the EC, cessation of the conduct and its continued cooperation in the investigations. These are final decisions and no further proceedings or appeals are available or anticipated with regard to the company.

The company does not believe that the reporting of these matters or the cessation of the conduct has had or should in the future have any material adverse effect on the regulatory or competitive environment in which it operates.

COLOMBIA-RELATED MATTERS

DOJ Settlement. As previously disclosed, in September 2007, the U.S. District Court for the District of Columbia approved the company’s March 2007 plea agreement with the U.S. Department of Justice (“DOJ”) relating to payments made by the company’s former Colombian subsidiary to a Colombian paramilitary group designated under U.S. law as a foreign terrorist organization. The company had previously voluntarily disclosed these payments to the DOJ as having been made by its Colombian subsidiary to protect its employees from risks to their safety if the payments were not made. Under the terms of the plea agreement, the company pled guilty to one count of Engaging in Transactions with a Specially-Designated Global Terrorist Group without having first obtained a license from the U.S. Department of Treasury’s Office of Foreign Assets Control. The company agreed to pay a fine of $25 million, payable in five equal annual installments with interest. Pursuant to customary provisions in the plea agreement, the Court placed the company on corporate probation for five years, during which time the company and its subsidiaries must not violate the law and must implement and/or maintain certain business processes and compliance programs; violation of these requirements could result in setting aside the principal terms of the plea agreement, including the amount of the fine imposed. The company recorded a charge of $25 million in 2006 and paid the final installment of the fine, including accrued interest in the amount of $2 million, in September 2011.

Tort Lawsuits. Between June 2007 and March 2011, nine lawsuits were filed against the company by Colombian nationals in U.S. federal courts. These lawsuits assert civil tort claims under various laws, including the Alien Tort Statute (“ATS”), 28 U.S.C. § 1350, the Torture Victim Protection Act (“TVPA”), 28 U.S.C. § 1350 note, and state laws (hereinafter “ATS lawsuits”). The plaintiffs, either individually or as members of a putative class, claim to be persons injured, or family members or legal heirs of individuals allegedly killed or injured, by armed groups that received payments from the company’s former Colombian subsidiary. The plaintiffs claim that, as a result of such payments, the company should be held legally responsible for the alleged injuries. All of these ATS lawsuits have been centralized in the U.S. District Court for the Southern District of Florida for consolidated or coordinated pretrial proceedings (“MDL Proceeding”).

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

The company has filed motions to dismiss the nine ATS lawsuits pending in the MDL Proceeding. In June 2011, the company’s motion to dismiss the first seven ATS lawsuits was granted in part and denied in part. While the court allowed plaintiffs to move forward with their TVPA claims and some ATS claims, it dismissed various claims asserted under the ATS, state law, and Colombian law. The company believes it has strong defenses to the remaining claims in these cases. Motions to dismiss (i) the remaining two ATS cases not subject to the court’s June 2011 order and (ii) amended ATS claims premised on guerrilla violence that the court had dismissed without prejudice are currently pending.

Plaintiffs have filed a motion for reconsideration asking the court to reinstate all non-federal claims dismissed in the June 2011 order. Chiquita has filed a motion seeking certification of the June 2011 order for interlocutory appeal to the United States Court of Appeals for the Eleventh Circuit. Both motions are pending.

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

In September 2008, the company filed suit in the Common Pleas Court of Hamilton County, Ohio against three of its primary general liability insurers seeking (i) a declaratory judgment with respect to the insurers’ obligation to reimburse the company for defense costs that it had incurred (and is continuing to incur) in connection with the defense of the tort claims described above; and (ii) an award of damages for the insurers’ breach of their contractual obligation to reimburse the company for defense costs to defend itself in these matters. A fourth primary insurer, National Union Fire Insurance Company of Pittsburgh, PA (“National Union”), was later added to this case. In August 2009, the company reached a settlement agreement with one of the primary insurers under which this insurer has paid and will continue to pay a portion of defense costs for each of the underlying tort lawsuits.

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

In February 2010, Chiquita reached a settlement agreement with two of the remaining three primary insurers involved in the coverage suit, under which they have paid and will continue to pay a portion of defense costs for each of the underlying tort lawsuits. National Union, the one remaining primary insurer involved in the coverage suit which has not settled with Chiquita, has also paid a portion of defense costs for each of the underlying lawsuits except one of the ATA lawsuits, which does not allege any bodily injury or property damage during the period that National Union issued primary policies to Chiquita. National Union has reserved the right to attempt to obtain reimbursement of these payments from Chiquita. A fifth primary insurer that is not a party to the coverage suits is insolvent.

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

National Union also sought contribution from other primary insurers with whom Chiquita entered partial settlements. The number of occurrences was the subject of the second phase of the trial involving National Union, which was held in November 2010. In April 2011, the Court ruled that the underlying tort lawsuits arise out of a single occurrence, and that National Union has no legal right to contribution from the insurers who entered partial settlements with Chiquita.

The June 2011 decision of the judge presiding over the underlying tort lawsuits prompted additional motions practice in the insurance coverage lawsuit, with National Union taking the position that the dismissal of various claims asserted under state law and Colombian law, including negligence claims, terminated its defense obligation and Chiquita taking the position that the dismissal of such claims had no effect on its right to defense coverage. The Court held a hearing on these motions in September 2011; a decision is pending. After the Court rules, it is expected that the Court will enter a final appealable order that incorporates all of its substantive rulings in the case. Through September 30, 2011, the company has received $8 million as expense reimbursement from National Union, which is being deferred in “Other liabilities” in the Condensed Consolidated Balance Sheets until the appeal process is complete.

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

Of the original notices, civil customs proceedings in an aggregate amount of €14 million ($19 million) plus interest were ultimately brought and are now pending against Chiquita Italia in four Italian jurisdictions, Genoa, Trento, Aosta and Alessandria (for €7 million, €5 million, €2 million, and €0.4 million, respectively, plus interest). The Aosta case is still at the trial level; in the Trento case, Chiquita Italia lost at the trial level and the decision has been appealed; in the Genoa case, Chiquita Italia won at the trial level, lost on appeal, and appealed to the Court of Cassation, the highest level of appeal in Italy, where the case is pending; and in the Alessandria case, Chiquita Italia lost at the trial level, but the case was stayed pending a ruling in a separate case in Rome. This Rome case was brought by Socoba (and Chiquita Italia intervened voluntarily) on the issue of whether the forged Spanish licenses used by Socoba should be regarded as genuine in view of the apparent inability to distinguish between genuine and forged licenses. In an October 2010 decision, the Rome trial court rejected Socoba’s claim that the licenses should be considered genuine on the basis that Socoba had not sufficiently demonstrated how similar the forged licenses were to genuine Spanish licenses. Socoba has appealed this decision.

In an unrelated case addressing similar forged Spanish licenses used in Belgium, the EU Commission has ruled that these types of licenses were such good forgeries that they needed to be treated as genuine, and Chiquita Italia has brought this decision to the attention of the customs authorities in Genoa and Alessandria to seek relief in relation to the pending customs case. The Genoa customs authorities declined to give the benefit of the decision to Chiquita Italia but Chiquita Italia intends to appeal this decision to the tax court.

In Italy, each level of appeal involves a review of the facts and law applicable to the case and the appellate court can render a decision that disregards or substantially modifies the lower court’s opinion.

Under Italian law, the amounts claimed in the Trento, Alessandria and Genoa cases have become due and payable notwithstanding the pending appeals. In March 2009, Chiquita Italia began to pay the amounts due in the Trento and Alessandria cases, €7 million ($10 million), including interest, in 36 monthly installments. In the Genoa case, Chiquita Italia began making monthly installment payments in March 2010 under a similar arrangement for the amount due of €13 million ($18 million), including interest. Following a suspension for several months, this payment obligation has now been reinstated for the underlying duties €7 million ($10 million) but no interest. If Chiquita Italia ultimately prevails in its appeals, all amounts paid will be reimbursed with interest.

2004-2005 Cases. In 2008, Chiquita Italia was required to provide documents and information to the Italian fiscal police in connection with a criminal investigation into imports of bananas by Chiquita Italia during 2004 through 2005, and the payment of customs duties on these imports. The focus of the investigation was on an importation process whereby Chiquita sold some of its bananas to holders of import licenses who imported the bananas and resold them to Chiquita Italia (indirect import challenge), a practice the company believes was legitimate under both Italian and EU law and was widely accepted by authorities across the EU and by the EC. The Italian prosecutors are pursuing this matter. If criminal liability is ultimately determined, Chiquita Italia could be civilly liable for damages, including applicable duties, taxes and penalties.

Both tax and customs authorities have issued assessment notices for the years 2004 and 2005 for this matter. The assessed balances for taxes are €6 million ($9 million) for 2004 and €5 million ($7 million) for 2005 plus, in each case, interest and penalties. Chiquita Italia appealed these assessments to the first level Rome tax court and, in June 2011, the court rejected Chiquita Italia’s appeal for 2004. Chiquita Italia is in the process of appealing this decision. The assessed balances for customs for 2004 and 2005 total €18 million ($24 million) plus interest. Chiquita Italia also appealed these assessments to the first level Rome tax court, which rejected the appeal in June 2011. Chiquita Italia is in the process of appealing this decision. Under Italian law, each level of appeal involves a review of the facts and law applicable to the case and the appellate court can render a decision that disregards or substantially modifies the lower court’s opinion. In each case Chiquita Italia has received or will receive payment notifications from the tax and customs authorities. Chiquita Italia will seek to have payment suspended, or, in the alternative, seek to be allowed to make payment by installments.

The fiscal police investigation also challenged the involvement of a Chiquita entity incorporated in Bermuda in the sale of bananas directly to Chiquita Italia (direct import challenge), as a result of which the tax authorities claimed additional taxes of €13 million ($18 million) for 2004 and €19 million ($26 million) for 2005, plus interest and penalties. In order to avoid a long and costly tax dispute, in April 2011, Chiquita Italia reached an agreement in principle with the Italian tax authorities to settle the dispute. Under the settlement, the tax authorities agreed that the Bermuda corporation’s involvement in the importation of bananas was appropriate and Chiquita Italia agreed to an adjustment to the intercompany price paid by Chiquita Italia for the imported bananas it purchased from this company, resulting in a higher income tax liability for those years. The settlement amounts paid in August 2011 for additional income tax for 2004 and 2005, including accrued interest and penalties, were less than €1 million (less than $1 million) and €2 million ($3 million), respectively, significantly below the amounts originally claimed. The settlement is subject to approval by the Rome Tax Court. The 2004 settlement was approved in June 2011 and the 2005 settlement is expected to be approved before the end of 2011. As part of the settlement, Chiquita Italia also agreed to a pricing adjustment for its intercompany purchases of bananas for the years 2006 through 2009. As a result, in June 2011 Chiquita Italia paid €1 million ($2 million) of additional tax and interest to the Italian tax authorities in full settlement of years 2007 through 2009. In July 2011 Chiquita Italia paid a further less than €1 million (less than $1 million), in full settlement of 2006. The indirect import challenge described above is not part of the settlement.

Chiquita Italia continues to believe that it acted properly and that all the transactions for which it has received assessment notices were legitimate and reported appropriately, and, aside from those issues already settled, continues to vigorously defend the transactions at issue.

CONSUMPTION TAX REFUND

In March 2008, the company received a favorable decision from a court in Rome, Italy for the refund of certain consumption taxes paid between 1980 and 1990. The Italian Finance Administration did not appeal the decision prior to May 2009, when their right to appeal expired. In the second quarter of 2010, payment was received, and the company recognized other income of €3 million. The company has a number of other similar claims pending in different Italian jurisdictions and any gains that may occur will be recognized as the related gain contingencies are resolved. The March 2008 Rome ruling has no binding effect on pending claims in other jurisdictions, which may take years to resolve.

Note 14 – Deconsolidation, Divestitures and Discontinued Operations

DANONE CHIQUITA FRUITS JOINT VENTURE

In May 2010, the company sold 51% of its European smoothie business to Danone S.A., for €15 million ($18 million) and deconsolidated it. The deconsolidation and sale resulted in the creation of Danone Chiquita Fruits SAS (“Danone JV”), which is a joint venture intended to develop, manufacture, and sell packaged fruit juices and fruit smoothies in Europe and is financed by Chiquita and Danone in amounts proportional to their ownership interests. The gain on the deconsolidation and sale of the European smoothie business was $32 million, which includes a gain of $15 million related to the remeasurement of the retained investment in European smoothie business to its fair value of $16 million on the closing date. No income tax expense resulted from the gain on the sale because sufficient foreign NOLs were in place and, when those foreign NOLs were used, the related valuation allowance was released. The fair value of the investment was a Level 3 measurement (see Note 6) based upon the consideration paid by Danone for 51% of the Danone JV, including a control discount. The company’s 49% investment in the joint venture is accounted for as an equity method investment and is included in the Salads and Healthy Snacks segment. Future company contributions to the Danone JV are limited to an aggregate €14 million ($19 million) through 2013 without unanimous consent of the owners. The company contributed €3 million ($5 million) during the quarter and nine months ended September 30, 2011 and a total of €4 million ($5 million) during 2010. The company’s carrying value of the Danone JV was $18 million as of September 30, 2011.

The Danone JV is a variable interest entity; however, the company is not the primary beneficiary, and does not consolidate it. The Danone JV will obtain sales, local marketing, and product supply chain management services from the company’s subsidiaries; however, the power to direct the JV’s most significant activities is controlled by Danone S.A.

SALE OF EQUITY INVESTMENT

In April 2010, the company sold its 49% investment in Coast Citrus Distributors, Inc. for $18 million in cash, which approximated its carrying value. Prior to the sale, the company accounted for this investment using the equity method.

DISCONTINUED OPERATIONS

In August 2008, the company sold its subsidiary, Atlanta AG, and the 2010 loss of $3 million from discontinued operations was related to new information about indemnification obligations for tax liabilities. In addition, approximately €6 million ($7 million) was received in February 2010 related to consideration from the sale which had been held in escrow to secure any potential obligations of the company under the sale agreement.

Note 15 – Severance

In June 2011, the company realigned its value-added salads overhead cost structure and embedded its global innovation and marketing functions into its business units to better focus on speed, execution and scalability, and to deliver future operating cost savings, particularly in the Salads and Healthy Snacks segment. These actions resulted in $1 million and $3 million of severance costs during the quarter and nine months ended September 30, 2011, respectively, which were recorded in “Cost of sales” and “Selling, general and administrative” in the Condensed Consolidated Statements of Income.

Note 16 – New Accounting Standards

New accounting standards that could significantly affect the company’s Condensed Consolidated Financial Statements are summarized as follows:

Issued	Description	Effective Date for Chiquita	Effect on Chiquita’s Consolidated Financial Statements

September 2011	Will require additional disclosures about participation in multiemployer pension plans.	Prospectively, for fiscal years ending after December 15, 2011.	Will expand disclosure.

September 2011	Permits the use of qualitative factors in determining whether it is likely that Goodwill impairment exists.	Prospectively, beginning January 1, 2012; early adoption permitted.	Guidance will be incorporated into the company’s accounting policy for its fourth quarter evaluation of Goodwill.

June 2011	Will require entities to report components of other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income.	Retrospectively, beginning January 1, 2012; early adoption permitted.	Will only affect the presentation in the company’s consolidated financial statements.

May 2011	Amends the guidance on Fair Value Measurements and Disclosures.	Prospectively, beginning January 1, 2012	Will expand disclosure.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Overall, our results declined for both the quarter and nine months ended September 30, 2011 compared to the same periods in 2010, primarily driven by weaker value-added salads business results that offset improved performance in bananas. Banana business results were improved in both the quarter and nine months ended September 30, 2011 compared to the same periods in 2010. Our banana business continues to perform well, particularly in North America, where both pricing and volume were higher, and a force majeure surcharge in place for most of the first half helped us to recover significantly higher sourcing costs that began in late 2010 and continued throughout the first half. While the banana business as a whole is seasonal, this is most pronounced in Europe where weekly local currency pricing is significantly affected by variations of supply and demand in the market, with prices typically weaker in the third and fourth quarters than in the first half. In the third quarter, local European pricing was lower, but this was offset by higher average exchange rates, resulting in flat pricing on a U.S. dollar basis. For the nine months ended September 30, 2011, pricing was higher in both local currency and on a U.S. dollar basis as the first quarter customer demand improved from unusually weak conditions in the first quarter of 2010.

In the salad business, we expected year-over-year comparisons to be negative as a result of customers converting value-added salad volume to private label in the first nine months of 2010. However, our costs in the value-added salads business have been higher than expected, particularly with respect to industry input cost inflation, process customization associated with Fresh Rinse and product quality-related costs. We expect certain of these costs to be temporary and be lower in the fourth quarter of 2011 and in 2012. In June 2011, we also initiated a program to realign our value-added salads overhead structure and to integrate our global innovation and marketing functions into the business units, which will reduce operating costs and improve speed, execution and scalability of our product development activities. The full benefit of this realignment was not yet reflected in the business results, but we expect to save approximately $15 million of cost annually.

There are also several other key items that affect year-over-year comparisons:

•

Other Produce results included a $32 million reserve in the second quarter of 2011 for advances to a Chilean grower. As previously disclosed, advances to this grower in current and past growing seasons were not fully repaid and a reserve was determined to be necessary based on additional information received during the second quarter on the grower’s credit quality, lower than expected collections through the end of the 2010-2011 Chilean grape season, and a decision in the second quarter of 2011 to change the company’s grape sourcing model. In the third quarter of 2011, the Chilean grower was declared bankrupt; the company continues to negotiate recovery with the bankruptcy trustee and other creditors of the grower.

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

•

In July 2011, we completed a refinancing of a portion of our capital structure by entering into an amended and restated senior secured credit facility (“Credit Facility”) which includes a $330 million senior secured term loan and a $150 million senior secured revolving facility using the proceeds to retire $155 million outstanding under the previous credit facility and purchase or call the remainder of the 8 7/8% Senior Notes. The Credit Facility matures on either (a) July 26, 2016 or (b) May 1, 2014, which is six months prior to the maturity of the 7 1/2% Senior Notes due 2014 unless we refinance, or otherwise extend the maturity of, the 7 1/2% Senior Notes by such date. In total, these refinancing efforts resulted in an aggregate $11 million of “Other expense” in the third quarter but are expected to result in interest cost savings of approximately $11 million annually. We intend to monitor the capital markets for additional refinancing opportunities (including with respect to our 7 1/2% Senior Notes), with the goal of further reducing interest expense, extending debt maturities and improving liquidity.

•	The nine months ended September 30, 2010 included a $32 million gain on the deconsolidation of the European smoothie business.

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

Operations

NET SALES

Net sales for the third quarter of 2011 were $723 million, down 1% from the third quarter of 2010. The decrease was the result of lower retail value-added salad volume and the discontinuation of non-strategic, low-margin other produce lines in the fourth quarter of 2010, which were partially offset by higher banana pricing in North America and higher banana volume in core markets. Net sales for the nine months ended September 30, 2011 were $2.4 billion, down 1% from the year-ago period. The decrease was also the result of lower North American retail value-added salad volume and the discontinuation of non-strategic, low-margin other produce lines in the fourth quarter of 2010, which were partially offset by higher banana pricing and volume in North America and higher banana pricing in Europe.

OPERATING INCOME

In the third quarter of 2011, we incurred an operating loss of $10 million compared to operating income of $6 million in the third quarter of 2010. Operating income for the nine months ended September 30, 2011 and 2010 was $46 million and $121 million, respectively. The decline in operating income for the three months ended September 30, 2011 reflects weaker Salads and Healthy Snacks results (mainly in retail value-added salads) offset partially by better Banana results. For the nine months ended September 30, 2011, Salads and Healthy Snacks (mainly retail value-added salads) performance was also weaker, while Banana results were significantly improved. In addition, the nine months ended September 30, 2011 includes a $32 million reserve against advances provided to a Chilean grower, whereas, the nine months ended September 30, 2010 includes a $32 million gain on the deconsolidation of the European smoothie business as described in the Overview above and in Notes 2 and 14 to the Condensed Consolidated Financial Statements, respectively.

REPORTABLE SEGMENTS

We report three business segments: Bananas; Salads and Healthy Snacks; and Other Produce. Segment descriptions and results can be found in Note 12 to the Condensed Consolidated Financial Statements. Certain corporate expenses are not allocated to the reportable segments and are included in “Corporate.” Inter-segment transactions are eliminated.

BANANA SEGMENT

Net sales for the segment were $453 million and $431 million for the third quarters of 2011 and 2010, respectively, and $1.5 billion for each of the nine month periods ended September 30, 2011 and 2010. In North America, both pricing and volume were higher, including force majeure surcharges in place from late January until the end of the second quarter to recover significantly higher sourcing costs that began in late 2010. In Europe, banana prices are generally set weekly in local currencies and are significantly affected by variations in supply and demand in the market, and prices are typically weaker in the third and fourth quarters than in the first half. In the first half of 2011 customer demand improved compared to the unusually weak conditions in the first quarter of 2010. In the third quarter of 2011, local pricing was lower than in the third quarter of 2010, but as a result of stronger average exchange rates, European pricing was similar on a dollar basis. Even as industry supply increased late in the second quarter, we reduced our shipments to the Mediterranean markets due to unfavorable pricing conditions, which continued into the third quarter. Industry banana supplies are currently ample compared to severe shortages in the fourth quarter of 2010, which should allow us to supply customer contracts at a lower cost than in the fourth quarter of 2010, assuming that there are no weather-related or other events affecting industry supply.

The significant increases (decreases) in our Banana segment operating income for the quarter (“Q3”) and nine months (“YTD”) ended September 30, presented in millions, are as follows:

Q3	YTD
$3	$71	2010 Banana segment operating income
(16)	67	Pricing
8	11	Volume
5	15	Average European exchange rates[1]
9	(35)	Sourcing and logistics costs[2]
1	3	European tariff costs[3]
1	(1)	Marketing investment[4]
(2)	(6)	Selling, general and administrative costs
(2)	(3)	Other

$7	$122	2011 Banana segment operating income

[1]

Average European exchange rates include the effect of hedging, which was an expense of less than $1 million and an expense of $4 million for the third quarters of 2011 and 2010, respectively, and an expense of $3 million and a benefit of $5 million for the nine months ended September 30, 2011 and 2010, respectively. See Note 5 to the Condensed Consolidated Financial Statements for further description of our hedging program.

[2]

Sourcing costs include increased costs of purchased fruit. Logistics costs are significantly affected by fuel prices, but include the effect of fuel hedges, which was a benefit of $14 million and an expense of $4 million for the third quarter of 2011 and 2010, respectively, and a benefit of $31 million and an expense of $5 million for the nine months ended September 30, 2011 and 2010, respectively. In the third quarter 2011, we implemented a new shipping configuration that will reduce our total bunker fuel consumption and the ports where the fuel will be purchased. As a result of these changes, accounting standards required us to recognize $12 million of unrealized fuel hedging gains in the third quarter for hedge positions originally intended to hedge fuel purchases in future periods. Additionally, bunker fuel forward contracts that were in excess of our expected core fuel demand were sold and gains of $2 million were realized. See Note 5 to the Condensed Consolidated Financial Statements for further description of our hedging program.

[3]	See EU Banana Import Regulation below for discussion of tariff costs.
[4]	Increases in European marketing investments are offset by decreases in North American marketing investments.

The percentage changes in our banana prices in 2011 compared to 2010 were as follows:

	Q3	YTD
North America[1]	2.7%	7.4%
Core Europe:[2]
U.S. dollar basis[3]	(0.5)%	7.9%
Local currency	(10.0)%	1.0%
Mediterranean[4] and Middle East	(9.4)%	7.5%

Our banana sales volumes5 (in 40-pound box equivalents) were as follows:

(In millions, except percentages)	Q3 2011	Q3 2010	% Change	YTD 2011	YTD 2010	% Change
North America	16.2	15.1	7.3%	48.8	46.5	4.9%
Europe and the Middle East:
Core Europe[2]	9.4	9.0	4.4%	30.4	30.5	(0.3)%
Mediterranean[4] and Middle East	3.8	4.2	(9.5)%	10.3	14.0	(26.4)%

[1]	North America pricing includes fuel-related and other surcharges.
[2]	Core Europe includes the 27 member states of the European Union, Switzerland, Norway and Iceland. Bananas sales in Core Europe are primarily in euros.
[3]	Prices on a U.S. dollar basis exclude the effect of hedging.
[4]	Mediterranean markets are mainly European and Mediterranean countries that do not belong to the European Union.
[5]	Volume sold includes all banana varieties, such as Chiquita to Go, Chiquita minis, organic bananas and plantains.

Banana segment inventory at September 30, 2011 was higher than at December 31, 2010 or September 30, 2010 primarily due to timing of shipping schedules that resulted in more inventory in transit and higher cost of bunker fuel in inventory.

We have entered into hedging instruments (derivatives) to reduce the negative cash flow and earnings effect that any significant decline in the value of the euro would have on the conversion of euro-based revenue into U.S. dollars. Put options, which require an upfront premium payment, can reduce this risk without limiting the benefit of a stronger euro. To minimize the volatility that changes in fuel prices could have on the operating results of our core shipping operations, we also enter into hedge contracts to lock in prices of future bunker fuel purchases. Further discussion of hedging risks and instruments can be found under the caption “Market Risk Management—Financial Instruments” below, and Note 5 to the Condensed Consolidated Financial Statements. The average spot and hedged euro exchange rates were as follows:

(Dollars per euro)	Q3 2011	Q3 2010	% Change	YTD 2011	YTD 2010	% Change
Euro average exchange rate, spot	$1.42	$1.28	10.9%	$1.40	$1.31	6.9%
Euro average exchange rate, hedged	$1.41	$1.24	13.7%	$1.39	$1.33	4.5%

EU Banana Import Regulation

From 2006 through the second quarter of 2010, bananas imported into the European Union (“EU”) from Latin America, our primary source of fruit, were subject to a tariff of €176 per metric ton, while bananas imported from African, Caribbean, and Pacific sources have been and continue to be allowed to enter the EU tariff-free (since January 2008, in unlimited quantities). Following several successful legal challenges to this arrangement in the World Trade Organization (“WTO”), the EU and 11 Latin American countries initialed the WTO “Geneva Agreement on Trade in Bananas” (“GATB”) in December 2009, under which the EU agreed to reduce tariffs on Latin American bananas in stages, starting with a new rate of €148 per metric ton in 2010, reducing to €143 per metric ton in 2011, further reducing to €136 per metric ton in 2012, and, following further cuts, ending with a rate of €114 per metric ton by 2019. The GATB still needs to be formalized in the WTO. The EU also signed a WTO agreement with the United States, under which it agreed not to reinstate WTO-illegal tariff quotas or licenses on banana imports. The initial €28 per metric ton reduction in the tariff lowered our tariff costs by $26 million for the year ended December 31, 2010.

In another regulatory development, in March 2011, the EU initialed free trade area (“FTA”) agreements with (i) Colombia and Peru and (ii) the Central American countries. Under both FTA agreements, the EU committed to reduce its banana tariff to €75 per metric ton over ten years for specified volumes of banana exports from each of the countries covered by these FTAs. The agreements are not expected to be approved and ratified before late 2012, at the earliest. Because the approval procedures remain unsettled, it is unclear when, or whether, these FTAs will be implemented. If they are implemented, despite the decrease in tariffs for the bananas covered by the FTAs, it is unclear what, if any, effect they will have on our operations because the banana implementing arrangements remain unsettled, including the possibility of export licenses.

SALADS AND HEALTHY SNACKS SEGMENT

Net sales for the segment were $240 million and $251 million for the third quarters of 2011 and 2010, respectively and $731 million and $798 million for the nine months ended September 30, 2011 and 2010, respectively. The decline in sales was due to lower volume in retail value-added salads from customer conversions to private label during the first nine months of 2010. Adverse weather conditions and a lettuce blight resulted in lower productivity and higher field and manufacturing costs for the entire industry in the first quarter of 2011, while industry input cost inflation, process customization associated with Fresh Rinse and product quality-related costs have also negatively affected 2011. We expect certain of these costs to be temporary and be lower in the fourth quarter of 2011 and in 2012. Fresh Rinse is the company’s new produce wash that significantly reduces microorganisms on particular leafy greens compared to a conventional chlorine sanitizer. We converted all of our facilities to support the use of this technology during the first half of 2011.

The significant increases (decreases) in our Salads and Healthy Snacks segment operating income for the quarter (“Q3”) and nine months (“YTD”) ended September 30, presented in millions, are as follows:

Q3	YTD
$18	$99	2010 Salads and Healthy Snacks segment operating income
0	(6)	Pricing
(4)	(21)	Volume primarily in retail value-added salads
(5)	(8)	Industry input costs
(3)	(8)	Fresh Rinse technology
(7)	(13)	Quality-related and manufacturing disruption costs
0	(32)	Deconsolidation in 2010 and results of the European smoothie business
(2)	(4)	Other

$(3)	$7	2011 Salads and Healthy Snacks segment operating (loss) income

Volume and pricing for Fresh Express-branded retail value-added salads was as follows:

(In millions, except percentages)	Q3 2011	Q3 2010	% Change	YTD 2011	YTD 2010	% Change
Volume	11.8	12.9	(8.5)%	37.9	42.4	(10.6)%
Pricing[1]			0.5%			(0.7)%

[1]

Represents the net reduction in sales of individual product pricing changes, without considering changes in product mix. The weighted average price of all sales increased by 3.5% for the third quarter and by 1.8% for the nine months, including the favorable changes in product mix.

OTHER PRODUCE SEGMENT

Net sales for the segment were $30 million and $47 million for the third quarters of 2011 and 2010, respectively, and $139 million and $202 million for the nine months ended September 30, 2011 and 2010, respectively. Operating income (loss) for the segment was $(2) million and $1 million for the third quarters of 2011 and 2010, respectively and $(38) million and $4 million for the nine months ended September 30, 2011 and 2010, respectively. Sales decreased primarily due to the discontinuation of non-strategic, low-margin product in the fourth quarter of 2010. Operating income decreased primarily as a result of recording a $32 million reserve in the second quarter of 2011 for advances to a Chilean grower of grapes and other produce. The reserve was based upon additional information received on the grower’s credit quality, lower than expected collections through the end of the 2010-2011 Chilean grape season, and a decision in the second quarter of 2011 to change our grape sourcing model. In the third quarter of 2011, the Chilean grower was declared bankrupt; we continue to negotiate recovery with the bankruptcy trustee and other creditors of the grower. See further discussion of grower advances in Note 2 to the Condensed Consolidated Financial Statements. Segment results were also affected by higher avocado sourcing and logistics costs.

CORPORATE

Corporate expenses were $13 million and $15 million for the third quarters of 2011 and 2010, respectively, and $45 million and $53 million for the nine months ended September 30, 2011 and 2010, respectively. Corporate expenses were lower primarily due to lower legal fees, lower incentive compensation and pension costs.

INTEREST AND OTHER INCOME (EXPENSE)

Interest expense was $12 million and $14 million for the third quarters of 2011 and 2010, respectively, and $41 million and $43 million for the nine months ended September 30, 2011 and 2010, respectively. Other expense in 2011 and the decrease in interest expense were related to the refinancing activities that are described in Note 4 to the Condensed Consolidated Financial Statements and in Financial Condition – Liquidity and Capital Resources below. During the third quarter of 2010, we recognized $3 million of expense related to contingencies in Europe. See Note 13 for further discussion of contingencies.

INCOME TAXES

Income taxes were a net benefit of $4 million and $76 million in the quarter and nine months ended September 30, 2011, respectively, compared to a net benefit of $1 million and net expense of $2 million for the quarter and nine months ended September 30, 2010, respectively. The increase in the income tax benefit for the third quarter 2011 relates to operating losses incurred by U.S. business. The increase in net income tax benefit for the nine months ended September 30, 2011 compared to 2010 is primarily the result of the $87 million U.S. valuation allowance release, partially offset by a $6 million charge for a tax settlement in Italy as described in Notes 8 and 13 to the Condensed Consolidated Financial Statements.

As a result of sustained improvements in the performance of our North American businesses and the benefits of debt reduction over the last several years, we have been generating annual U.S. taxable income beginning with tax year 2009, and expect this trend to continue, even if seasonal losses may be incurred in interim periods. As of June 30, 2011, our forecast included second quarter results as well as increased visibility to North American banana pricing and stabilized sourcing costs. As a result of these considerations, we recognized an $87 million income tax benefit for the reversal of valuation allowances against 100% of the U.S. federal deferred tax assets and a portion of the state deferred tax assets, primarily net operating loss carry forwards (“NOLs”), which are more likely than not to be realized in the future. Through the second quarter of 2011, valuation allowances on available U.S. NOLs significantly affected our effective tax rate; if a deferred tax asset with a full valuation allowance, such as an NOL, was realized, the corresponding valuation allowance was also released, resulting in no net effect to income taxes reported in the Condensed Consolidated Statements of Income.

The reversal of the valuation allowance against U.S. federal deferred tax assets, described above, resulted in changing our interim tax reporting from the discrete method to the effective tax rate method. Under the effective tax rate method, we are required to adjust our effective tax rate for each quarter to be consistent with the estimated annual effective tax rate. Jurisdictions with a projected loss where no tax benefit can be recognized are excluded from the calculation of the estimate annual effective tax rate. This could result in a higher or lower effective tax rate in the interim period based upon the mix and timing of actual earnings versus annual projections. Our overall effective tax rate may vary significantly from period to period due to the level and mix of income among domestic and foreign jurisdictions. Many of these foreign jurisdictions have tax rates that are lower than the U.S. statutory rate, and we continue to maintain full valuation allowances on deferred tax assets in some of these jurisdictions. Other items that do not otherwise affect the our earnings can also affect our overall effective tax rate, such as the effect of changing exchange rates on intercompany balances that can change the mix of income among domestic and foreign jurisdictions. We do not expect our cash paid for taxes to change materially from historic levels for several years due to the availability of U.S. NOLs, but we do expect an increase of future reported income tax expense due to the second quarter release of the valuation allowance booked against those NOLs. Our effective tax rate going forward will reflect a combination of the application of normal U.S. statutory rates and historical levels of foreign taxes.

Financial Condition – Liquidity and Capital Resources

At September 30, 2011, we had a cash balance of $133 million. As described more fully in Note 4 to the Condensed Consolidated Financial Statements, in July 2011 we completed a refinancing of a portion of our capital structure by entering into an amended and restated Credit Facility with a senior secured term loan (“Term Loan”) of $330 million, and a $150 million senior secured revolving facility (“Revolver”). While keeping similar terms and covenant flexibility of our previous senior secured credit facility (“Preceding Credit Facility”), we used the proceeds to retire both the Preceding Credit Facility and purchase $133 million of our 8 7/8% Senior Notes due 2015 in a tender offer at 103.333% of their par value in July 2011; we called the remaining $44 million of the 8 7/8% Senior Notes for redemption in August 2011 at 102.958% of their par value and used the remainder of the proceeds from the Credit Facility together with available cash to retire the 8 7/8% Senior Notes called for redemption, representing the entire issue. In total, these refinancing efforts resulted in an aggregate $11 million of expense in the third quarter for tender premiums, call premiums and deferred financing fee write-offs, as well as approximately $5 million of cash expenditures for deferred financing fees for the Credit Facility, both of which were recorded in the third quarter of 2011. This is expected to reduce our annual interest expense by approximately $11 million, excluding deferred financing fee write-offs. The Term Loan requires quarterly principal payments of $4 million beginning September 30, 2011 through June 30, 2013 and quarterly principal repayments of $8 million beginning September 30, 2013 through March 31, 2016, with any remaining principal balance due at June 30, 2016, subject to the following early maturity provision. The Credit Facility matures on either (a) July 26, 2016 or (b) six months before the maturity of the 7 1/2% Senior Notes due 2014 (May 1, 2014) unless we refinance, or otherwise extend the maturity of the 7 1/2% Senior Notes by such date. We have not drawn on the Revolver other than having used $23 million to support letters of credit leaving an available balance of $127 million. We are in compliance with the financial covenants of our Credit Facility and expect to remain in compliance for more than twelve months from the date of this filing. In November 2011 we announced that we have called for redemption $50 million of the $156 million principal amount outstanding of our 7  1/2% Senior Notes due 2014 at the redemption price of 101.250% of their par value (plus interest to the redemption date). The redemption will be completed in December 2011.

Cash provided by operations was $48 million and $88 million for the nine months ended September 30, 2011 and 2010, respectively, and declined in 2011 primarily due to increased working capital and lower operating results.

Cash flow from investing activities includes capital expenditures of $50 million and $33 million for the nine months ended September 30, 2011 and 2010, respectively. We expect capital expenditures for the full year to be between $75 million and $80 million, a level that is higher than historic levels, primarily due to investments for growth and innovation such as Fresh Rinse, improved packaging and expansion of our fresh cut apples program, and other cost saving and rejuvenation projects. The first half of 2010 also included €14 million ($17 million) of proceeds from the sale of 51% of our European smoothie business to Danone and $18 million of proceeds from the sale of an equity method investment in Coast Citrus Distributors, Inc. See Notes 2 and 14 to the Condensed Consolidated Financial Statements for further discussion of deconsolidation and divestiture transactions.

Cash used in financing activities related to the refinancing activities described above. Other financing cash flows included the quarterly principal payment under the term loan of our Preceding Credit Facility and in 2010 also included the open-market repurchase of $13 million of our Senior Notes, consisting of $11 million of the 7 1/2% Senior Notes and $2 million of the 8 7/8% Senior Notes. During the nine months ended September 30, 2011 and 2010, we did not draw on the Revolver to fund normal seasonal working capital needs. Management evaluates opportunities to reduce debt to the extent it is economically efficient and attractive and has a long-term goal to improve the ratio of debt to EBITDA (earnings before interest, taxes, depreciation and amortization) to 3 to 1. See Note 4 to the Condensed Consolidated Financial Statements for further description of our debt agreements (including covenants and restrictions) and financing activities.

A subsidiary has an approximately €17 million ($24 million) uncommitted credit line for bank guarantees used primarily for payments due under import licenses and duties in European Union countries. At September 30, 2011, we had approximately €12 million ($16 million) of cash equivalents in a compensating balance arrangement related to this uncommitted credit line.

Depending on fuel prices, we can have significant obligations or amounts receivable under our bunker fuel hedging arrangements, although we would expect any liability or asset from these arrangements to be offset by lower or higher fuel purchase costs, respectively. At September 30, 2011 and 2010, our bunker fuel forward contracts were net assets of $21 million and $11 million, respectively. The amount ultimately due or receivable will depend upon fuel prices at the dates of settlement. See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk” below and Notes 5 and 6 to the Condensed Consolidated Financial Statements for further information about our hedging activities. We expect operating cash flows will be sufficient to cover our hedging obligations, if any.

We face certain contingent liabilities which are described in Note 13 to the Condensed Consolidated Financial Statements; in accordance with generally accepted accounting practices, reserves have not been established for most of the ongoing matters. It is possible that in future periods we could have to pay damages or other amounts with respect to one or more of these matters, the exact amount of which would be at the discretion of the applicable court or regulatory body. We presently expect that we would use existing cash resources to satisfy any such liabilities. In addition, we are making payments and may be required to make additional payments to preserve our right to appeal assessments of Italian customs cases, as more fully described in Note 13 to the Condensed Consolidated Financial Statements. Such payments are typically made over a period of time under a payment plan. If we ultimately prevail in these cases, the amounts will be repaid with interest.

We have not made dividend payments since 2006, and any future dividends would require approval by the board of directors. Under the Credit Facility, CBL may distribute cash to CBII, the parent company, for routine CBII operating expenses, interest payments on CBII’s 7 1/2% Senior Notes and its Convertible Notes or on any

refinancing of these Senior Notes and Convertible Notes and payment of certain other specified CBII liabilities (“permitted payments”). CBL may distribute cash to CBII for other purposes, including dividends, if we are in compliance with the covenants and not in default under the Credit Facility. The CBII 7 1/2% Senior Notes also have dividend payment limitations with respect to the ability and extent of declaration of dividends. At September 30, 2011, distributions to CBII, other than for permitted payments, were limited to approximately $60 million annually.

Risks of International Operations

We operate in many foreign countries, including those in Central America, Europe, the Middle East, China and Africa. Our activities are subject to risks inherent in operating in these countries, including government regulation, currency restrictions and other restraints, import and export restrictions, burdensome taxes, risks of expropriation, threats to employees, political instability, terrorist activities, including extortion, and risks of U.S. and foreign governmental action in relation to us. Should such circumstances occur, we might need to curtail, cease or alter our activities in a particular region or country. Trade restrictions apply to certain countries and certain parties under various sanctions laws and regulations; our sales into Iran and Syria must be and are authorized by the U.S. government pursuant to these regulations, which generally or by specific license allow sales of our food products to non-sanctioned parties. In order to avoid transactions with parties subject to trade restrictions, we screen parties to our transactions against relevant trade sanctions lists.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Management – Financial Instruments” in our 2010 Annual Report on Form 10-K. As of September 30, 2011, the only material changes from the information presented in the Form 10-K are contained in the information provided below.

HEDGING INSTRUMENTS

Our products are distributed in nearly 70 countries. International sales are made primarily in U.S. dollars and major European currencies. We reduce currency exchange risk from sales originating in currencies other than the U.S. dollar by exchanging local currencies for dollars promptly upon receipt. We consider our exposure, current market conditions and hedging costs in determining when and whether to enter into new hedging instruments to hedge the dollar value of our estimated net euro cash flow exposure up to 18 months into the future. We use average rate euro put options, average rate euro call options and average rate euro forward contracts to manage our exposure to exchange rates on the conversion of euro-based revenue into U.S. dollars. Purchasing average rate euro put options require upfront premium payments, and reduces the risk of a decline in the value of the euro without limiting the benefit of an increase in the value of the euro. Selling average rate euro call options together with purchasing the put options can reduce the premium expense, but limits the benefit of an increase in the value of the euro. Average rate euro forward contracts lock in the value of the euro and do not require an upfront premium. We may purchase average rate euro put options for periods up to 18 months in the future, but may also use call options or forwards in short-term periods together with put options to reduce the cost of currency hedging coverage. At October 27, 2011, we had hedge positions that protect approximately 50% of our expected net exposure for the remainder of 2011 from a decline in the exchange rate below $1.42 per euro and had hedge positions that limit the benefit of an increase in the exchange rate above $1.49 per euro for approximately 50% of our expected net exposure in the remainder of 2011; these positions could also result in a loss if the actual exchange rate exceeds the strike rate. We also hedge positions that lock in the value of the euro at 1.44 per euro for approximately 25% of our expected net exposure in the remainder of 2011 and 1.38 per euro for approximately 50% of our expected net exposure for the first quarter of 2012; these positions can offset decreases in the value of the euro or can limit the benefit of an increase in the exchange rate, but in either case reduce the volatility of changes in the value of the euro. We expect that any loss on these contracts would be more than offset by an increase in the dollar realization of the underlying sales denominated in foreign currencies.

Our shipping operations are exposed to the risk of rising fuel prices. To reduce the risk of rising fuel prices, we enter into bunker fuel forward contracts (swaps) that allow us to lock in fuel prices up to three years in the future. Bunker fuel forward contracts can offset increases in market fuel prices or can result in higher costs from declines in market fuel prices, but in either case reduce the volatility of changing fuel prices in our results. In the third quarter 2011, we implemented a new shipping configuration, the first change of such magnitude in several years. These changes are expected to reduce our total bunker fuel consumption and change the ports where bunker fuel will be purchased. As a result of these changes, accounting standards required us to recognize $12 million of unrealized gains on bunker fuel forward contracts in “Cost of sales” in the Condensed Consolidated Statements of Income in the third quarter of 2011 originally intended to hedge bunker fuel purchases in future periods. These unrealized gains, previously deferred in “Accumulated other comprehensive income (loss)” were recognized because the forecasted hedged bunker fuel purchases, as documented by us, became probable not to occur. Bunker fuel forward contracts that were in excess of our expected core fuel demand were sold and gains of $2 million were realized. At October 27, 2011, we had hedging coverage for approximately 70% of our expected fuel purchases through 2011 at average bunker fuel swap rates of $399 per metric ton ($618 per metric ton for accounting purposes), hedging coverage for approximately three-fourths of our expected fuel purchases in 2012 at average bunker fuel swap rates of $459 per metric ton ($589 per metric ton for accounting purposes), hedging coverage for approximately two-thirds of our expected fuel purchases in 2013 at average bunker fuel swap rates of $493 per metric ton ($585 per metric ton for accounting purposes) and hedging coverage for approximately half of our expected fuel purchases in 2014 at average bunker fuel swap rates of $581 per metric ton ($593 per metric ton for accounting purposes).

We carry hedging instruments at fair value on our Condensed Consolidated Balance Sheets, and defer potential gains and losses to the extent that the hedges are effective in “Accumulated other comprehensive income (loss)” until the hedged transaction occurs (the euro sale or fuel purchase to which the hedging instrument was intended to apply). The fair value of the foreign currency options and bunker fuel forward contracts was a net asset of $28 million, $28 million and $10 million at September 30, 2011, December 31, 2010 and September 30, 2010,

respectively. A hypothetical 10% increase in the euro currency rates would have resulted in a decline in fair value of the euro put and call options of approximately $9 million at September 30, 2011. However, we expect that any loss on these put and call options would be more than offset by an increase in the dollar realization of the underlying sales denominated in foreign currencies. A hypothetical 10% decrease in bunker fuel rates would result in a decline in fair value of the bunker fuel forward contracts of approximately $19 million at September 30, 2011. However, we expect that any decline in the fair value of these contracts would be offset by a decrease in the cost of underlying fuel purchases.

See Note 5 to the Condensed Consolidated Financial Statements for additional discussion of our hedging activities. See Note 6 to the Condensed Consolidated Financial Statements for additional discussion of fair value measurements, as it relates to our hedging instruments.

DEBT INSTRUMENTS

We are exposed to interest rate risk on our variable rate debt, which is primarily the outstanding balance under our Credit Facility. As of October 27, 2011, we had approximately $326 million of variable rate debt (see Note 4 to the Condensed Consolidated Financial Statements). A 1% change in interest rates would result in a change to interest expense of approximately $3 million annually.

Although the Condensed Balance Sheets do not present debt at fair value, we have a significant amount of fixed-rate debt whose fair value could fluctuate as a result of changes in prevailing market interest rates. As of October 27, 2011, we also have $357 million principal balance of other fixed-rate debt, which includes the 7 1/2% Senior Notes due 2014 and the 4.25% Convertible Senior Notes due 2016. The $200 million principal balance of the Convertible Notes is greater than their $141 million carrying value due to the accounting standards for convertible notes such as ours that are described in Note 4 to the Condensed Consolidated Financial Statements. A hypothetical 0.50% increase in interest rates would have resulted in a decline in the fair value of our other fixed-rate debt of approximately $6 million at September  30, 2011.

Item 4 – Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic filings with the SEC is (a) accumulated and communicated to management in a timely manner and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. An evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness as of September 30, 2011 of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of that date.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

We also maintain a system of internal accounting controls, which includes internal control over financial reporting, that is designed to provide reasonable assurance that our financial records can be relied upon for preparation of our consolidated financial statements in accordance with generally accepted accounting principles in the United States and that our assets are safeguarded against loss from unauthorized use or disposition. Based on an evaluation by management, with the participation of the Chief Executive Officer and Chief Financial Officer, during the quarter ended September 30, 2011, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1 – Legal Proceedings

The information included in Note 13 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q regarding the European Competition Law Investigation, Colombia Related Matters, and the Italian Customs and Tax Cases is incorporated by reference into this Item. Reference is made to the discussion under “Part 1, Item 3 – Legal Proceedings – Personal Injury Cases” in our Annual Report on Form 10-K for the year ended December 31, 2010 and under “Part II, Item 1 – Legal Proceedings” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011.

Regarding the DBCP matters, in August 2011, a suit was filed in California against Chiquita and other defendants on behalf of approximately 2,500 Philippine plaintiffs who claim they were injured by DBCP while working on banana plantations in the Philippines. There is not enough information to determine whether Chiquita is a proper defendant as to any of those plaintiffs. In addition in May and June 2011, seven suits were filed against Chiquita and other defendants in the United States District Court for the Eastern District of Louisiana, on behalf of approximately 250 plaintiffs from Ecuador, Costa Rica and Panama who claim they were injured by DBCP while working on plantations in their countries. Chiquita was not served until October 2011, but received notice of these suits from plaintiffs’ attorneys in July 2011. There is not enough information to determine whether Chiquita is a proper defendant as to any of those plaintiffs.

Item 5 – Other

In connection with Tanios Viviani’s resignation from the company, Mr. Viviani and the company have entered into a separation agreement, which became fully effective on November 3, 2011. Pursuant to the separation agreement, Mr. Viviani has agreed to cooperate with the Company with respect to specified business matters and has also agreed to confidentiality, non-competition and non-solicitation covenants in favor of the company. Mr. Viviani has also agreed to a general release of the company. In exchange for the foregoing, the company has agreed to provide Mr. Viviani with benefits under the terms of the company’s Executive Officer’s Severance Pay Plan (filed as Exhibit 10.6 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and as described in the company’s Definitive Proxy Statement filed April 8, 2011).

Item 6 – Exhibits

Exhibit 10.1 – Amended and Restated Credit Agreement dated as of July 26, 2011, among Chiquita Brands International, Inc., Chiquita Brands L.L.C., certain financial institutions as lenders, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, as administrative agent, letter of credit issuer, swing line lender, lead arranger and bookrunner, conformed to include amendments included in First Amendment to the Amended and Restated Credit Agreement and Consent entered into as of October 5, 2011.

Exhibit 10.2 – Form of Change in Control Severance Agreement being used on and after August 22, 2011.

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

November 7, 2011