Form 10-Q/A
period 2010-09-30
CHIQUITA BRANDS INTERNATIONAL INC
filed 2012-02-06
CIK 101063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment #1)
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Form 10-Q filed by us for the quarterly period ended September 30, 2010, which was originally filed on November 3, 2010 (the “Original 10-Q”). We are filing this Amendment as required by the SEC staff based on their internal policies in connection with their review of our confidential treatment request filed with the Original 10-Q. The Amendment involves no material information or changes to the Original 10-Q. Based on these SEC policies, we must re-file the entire Exhibit 10.3 to the Original 10-Q (the Company’s 2008-2010 Long-Term Incentive Program under our Stock Incentive Plan) in order to reflect the intervening completion of the performance period and the subsequent disclosure of the performance metrics in our proxy statement for our 2011 Annual Meeting of Shareholders. Consistent with this change, Item 6 of Part II and new Exhibits 31.1 and 31.2 are being filed, as required by the Commission regulations.

Except as set forth above, the Original 10-Q is not amended, updated, or otherwise modified. This Amendment does not reflect events occurring after November 3, 2010, the date of the Original 10-Q, or modify or update those disclosures that may have been affected by subsequent events.

Item 6 - Exhibits

+*
Exhibit 2.1 – Sale and Purchase Agreement dated as of May 13, 2008 by and among Hameico Fruit Trade, GmbH with the acknowledgment of Chiquita Brands International, Inc., and Univeg Fruit & Vegetable N.V., with the acknowledgment of De Weide Blik N.V. (Exhibit 2.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

+*
Exhibit 10.1 – International Banana Purchase Agreement F.O.B. (Port of Loading) dated January 25, 2008 between Chiquita International Limited and Banana International Corporation, an affiliate of C.I. Banacol, S.A., English translation of original document, which is in Spanish, conformed to include amendments through July 14, 2008. (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

+*
Exhibit 10.2 – Credit Agreement dated as of March 31, 2008, among Chiquita Brands International, Inc., Chiquita Brands L.L.C., certain financial institutions as lenders, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, as administrative agent, letter of credit issuer, swing line lender, lead arranger and bookrunner, conformed to include amendments included in First Amendment to Credit Agreement and Consent entered into as of June 30, 2008. (Exhibit 10.8 to Annual Report on Form 10-K/A for the year ended December 31, 2010)

+	Exhibit 10.3 – Long-Term Incentive Program 2008-2010 Terms (as amended through September 28, 2010). Refiled to include performance measures for completed term.

+*	Exhibit 10.4 – Long-Term Incentive Program 2009-2011 Terms (as amended through September 28, 2010). (Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

+*	Exhibit 10.5 – Long-Term Incentive Program 2010-2012 Terms (as amended through September 28, 2010). (Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

+*	Exhibit 10.6 – Form of Change in Control Severance Agreement being used before April 1, 2010. (Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

+*
Exhibit 10.7 – Form of Change in Control Severance Agreement being used on or after April 1, 2010 (without tax gross-up). (Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

+*
Exhibit 10.8 – Form of Amendment to Restricted Stock Award and Agreement, including executive officers, approved on September 1, 2008, applicable to grantees who may attain “Retirement” prior to issuance of the shares. (Exhibit 10.8 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

+*
Exhibit 10.9 – Form of Amendment to Restricted Stock Award and Agreement, including executive officers, approved on September 1, 2008, applicable to grantees who will not attain “Retirement” prior to issuance of the shares. (Exhibit 10.9 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

+*
Exhibit 10.10 – Form of Restricted Stock Award and Agreement for employees, including executive officers, approved on July 15, 2009, applicable to grantees who may attain “Retirement” prior to issuance of the shares. (Exhibit 10.10 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

+*
Exhibit 10.11 – Form of Restricted Stock Award and Agreement for employees, including executive officers, approved on July 15, 2009, applicable to grantees who will not attain “Retirement” prior to issuance of the shares. (Exhibit 10.11 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

+*
Exhibit 10.12 – Employment Agreement dated August 18, 2010 between Chiquita Brands International Sàrl and Brian W. Kocher. (Exhibit 10.12 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

*
Exhibit 10.13 – Separation and Severance Agreement by and between Chiquita Brands International Sàrl and Michel Loeb dated October 21, 2010. (Exhibit 10.13 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

*
Exhibit 10.14 – Amendment effective as of January 1, 2009 to the Chiquita Brands International, Inc. Capital Accumulation Plan. (Exhibit 10.14 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

*	Exhibit 32 – Section 1350 Certifications (Exhibit 32 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

*	Incorporated by reference.

+	Portions of the exhibit and/or related schedules and exhibits have been omitted pursuant to a request for confidential treatment. The omitted portions have been filed with the Commission.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIQUITA BRANDS INTERNATIONAL, INC.

By:	/s/ Lori A. Ritchey
Lori A. Ritchey
Vice President and Controller
(Chief Accounting Officer)
February 6, 2012