Form 10-K
period 2011-12-31
CHIQUITA BRANDS INTERNATIONAL INC
filed 2012-02-27
CIK 101063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
 FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2011
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to
Commission File Number 1-1550
__________________________________________
 Chiquita Brands International, Inc.
(Exact name of registrant as specified in its charter)

New Jersey	04-1923360
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 East Fifth Street, Cincinnati, Ohio	45202
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number including area code : (513) 784-8000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, par value $.01 per share	New York
Securities registered pursuant to Section 12(g) of the Act :
None
__________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of Common Stock held by non-affiliates at June 30, 2011, the last business day of the registrant's most recently completed second quarter, was approximately $578 million.
As of February 23, 2012, 45,805,882 shares of Common Stock were outstanding.
__________________________________________
 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Chiquita Brands International, Inc. 2011 Annual Report to Shareholders are incorporated by reference in Parts I and II. Portions of the Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated by reference in Part III.

CHIQUITA BRANDS INTERNATIONAL, INC.

This Annual Report on Form 10-K contains certain statements that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond the control of Chiquita, including: the customary risks experienced by global food companies, such as prices for commodity and other inputs, currency exchange rate fluctuations, industry and competitive conditions (all of which may be more unpredictable in light of continuing uncertainty in the global economic environment), government regulations, food safety issues and product recalls affecting the company or the industry, labor relations, taxes, political instability and terrorism; challenges in implementing the relocation of our corporate headquarters, and other North American corporate functions, to Charlotte, North Carolina; unusual weather events, conditions or crop risks; access to and cost of financing; and the outcome of pending litigation and governmental investigations involving the company, as well as the legal fees and other costs incurred in connection with such items.
The forward-looking statements speak as of the date made and are not guarantees of future performance. Actual results or developments may differ materially from the expectations expressed or implied in the forward-looking statements, and the company undertakes no obligation to update any such statements.

PART I

ITEM 1.	BUSINESS
General
Chiquita Brands International, Inc. ("CBII") and its subsidiaries (collectively, "Chiquita," we, us or the company) operate as a leading international marketer and distributor of (1) bananas and other fresh produce sold under the Chiquita® and other brand names in nearly 70 countries and (2) packaged salads sold under the Fresh Express® and other brand names primarily in the United States. We produce approximately one-third of the bananas we market on our own farms, and purchase the remainder of the bananas and all of the lettuce and other fresh produce from third-party suppliers throughout the world. No individual customer accounted for more than 10% of net sales during any of the last three years.
Business Segments
Chiquita reports the following three business segments:

•	Bananas: Includes the sourcing (purchase and production), transportation, marketing and distribution of bananas.

•
Salads and Healthy Snacks: Includes ready-to-eat, packaged salads, referred to in the industry as "value-added salads" and other value-added products, such as healthy snacking items, fresh vegetable and fruit ingredients used in food service; processed fruit ingredients; and the company's equity-method investment in Danone Chiquita Fruits, which sells Chiquita-branded fruit smoothies in Europe (see Note 20 to the Consolidated Financial Statements in Exhibit 13).

•	Other Produce: Includes the sourcing, marketing and distribution of whole fresh fruits and vegetables other than bananas.
For further information on factors affecting our results of operations, including results by business segment, liquidity and financial condition, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 18 to the Consolidated Financial Statements, both included in Exhibit 13, and "Item 1A - Risk Factors."
BANANA SEGMENT
We source, distribute and market bananas that are sold principally under the “Chiquita” brand name. Banana segment net sales were $2.0 billion, $1.9 billion and $2.1 billion in 2011, 2010 and 2009, respectively. Banana sales amounted to 64%, 60% and 60% of our consolidated net sales in 2011, 2010 and 2009, respectively. Banana sales in European and Middle Eastern markets were 55%, 57% and 61% of the segment sales in 2011, 2010 and 2009, respectively. Middle Eastern markets include Iran, where the U.S. government permits us to sell bananas pursuant to license despite its trade sanctions because they are food products. The majority of the remaining sales in the banana segment are in North America. We receive royalties from the use of the Chiquita brand under a trademark licensing agreement with a third party for banana sales in Japan and Korea.
Competition
Bananas are distributed and marketed internationally in a highly competitive environment. Our primary competitors include a limited number of multi-national banana importers and exporters, principally Dole Food Company, Inc. and Fresh Del Monte Produce, Inc. In addition, the vertical integration and direct-sourcing activities of large retailers, as well as a wide range of smaller banana export companies, including growers' cooperatives, are significant competitive factors. To compete successfully, we must be able to source bananas of uniformly high quality at a competitive cost, maintain strong customer relationships, quickly and reliably transport and distribute products to worldwide markets and maintain our brand.
Markets, Customers and Distribution
Our principal markets are North America and Europe. In Europe, we are a market leader and obtain a price premium for Chiquita bananas. In North America, we maintain the No. 2 market position in bananas and import more than one-fourth of the bananas in the market. Our Core Europe market consists of the 27 member states of the European Union ("EU"), Switzerland, Norway and Iceland. We also ship bananas regularly to various non-EU countries accessed through the Mediterranean that offer a growth opportunity due to increasing consumption and consumer purchasing power. When selling in these Mediterranean countries, we may vary the port of discharge and sale based on prevailing market conditions. Our other international markets are primarily in Russia and the Middle East, including Iran and Syria. Sales in the Mediterranean, Russian and Middle Eastern markets are primarily invoiced in U.S. dollars.
We have regional sales organizations to service major retail customers and wholesalers. In most cases, these sales organizations provide services for all of our products, not just bananas, as well as customer support, including assistance with transportation and logistics, ripening, and category management for bananas and other produce. In both Europe and North America, we sell "green" (unripened) bananas and "yellow" (ripened) bananas. Many customers have their own facilities to ripen green bananas purchased from Chiquita or other sources; in some cases, we provide technical advice or operate the customers' ripening facilities. We also provide retail marketing support services for our customers. These ripening, advisory and support services help us develop and strengthen long-term supply relationships with our customers.
In North America, we most often sell bananas and related services under one-year contracts to national and regional grocery retailers. These contracts typically have fixed per-box base prices, and also include variable surcharges based on fuel indices, that are intended to recover changes in transportation and other fuel-based costs. An advantage of these contracts is that they stabilize pricing to us throughout the year and reduce our exposure to volatile spot market prices. A disadvantage is that we may not always be able to pass on unexpected cost increases when they arise or may not be able to take advantage of short-term, market-driven price increases due to short supply or other factors. Approximately 90% of the volume sold in North America is sold under these contracts; the remainder is on the spot market.
In Europe and the Mediterranean, our customers are also large grocery retailers, ripeners and wholesalers. These customers typically seek annual or multi-year arrangements with pricing that is flexible, depending on market conditions. Bananas and other produce are typically sold on the basis of weekly price quotes, which fluctuate significantly due to supply conditions, seasonal trends of consumer demand, transportation costs, currency exchange rates, competitive dynamics and other factors. Banana sales in the Middle East and some banana sales in Europe are under fixed-price per box contracts that often include pricing that is higher in the first half of the year and lower in the second half to correspond with the seasonal supply-and-demand dynamics.
We have an agreement with a subsidiary of Landec Corporation to use patented packaging technology that extends the shelf-life of bananas and allows profitable distribution through non-grocery retail channels and other outlets. This technology prevents high spoilage rates that occur when bananas are not kept under controlled conditions and when they cannot be delivered frequently and are used to supply "Chiquita to Go" bananas into quick-service restaurants, convenience stores and other outlets in boxes containing individual bananas.
Pricing
Banana pricing depends on several factors, including the availability of bananas relative to consumer demand and the availability, price and quality of competing fresh fruit items. Banana pricing (in our purchases and in our sales other than in fixed-price-per-box contracts) is subject to seasonal variations because demand is higher in the first half of the year as local produce that competes with bananas largely comes to market in the summer and fall. As a consequence, banana prices and our Banana segment results are typically stronger during the first half of the year. We generally obtain a premium price for bananas sold in Europe, where many stores offer two quality levels of bananas, and we believe this price premium is due to the strength of the “Chiquita” brand and our reputation for consistent product quality, leadership in consumer marketing and category management, and innovative ripening techniques.
Sourcing
Bananas grow in tropical climates where the temperature generally does not fall below 50 degrees Fahrenheit. Under normal circumstances, banana plants can produce fruit for harvest approximately every seven months. After harvest, bananas are washed and, in most cases, cut into clusters and packed into 40-pound boxes. The boxes of bananas are placed on pallets and loaded into containers for shipment. The production of bananas is vulnerable to (1) adverse weather conditions, including windstorms, floods, drought and temperature extremes, (2) natural disasters, such as earthquakes and hurricanes, (3) crop disease, such as the leaf fungus, black sigatoka, (4) pests, and (5) other factors. If banana plants are destroyed, new plantings will bear fruit for harvest in approximately nine months. If grown under stressed conditions, banana production may be lower in both quantity and quality.
During 2011, approximately 23%, 21%, 16%, 12% and 11% of all bananas we sold were sourced from Ecuador, Costa Rica, Guatemala, Colombia and Panama, respectively. We also source bananas from Honduras, Philippines, Mexico and Nicaragua. In 2011, approximately one-third of our bananas were produced by subsidiaries on owned farms and the remainder was purchased from independent growers under short- and long-term fruit supply contracts, under which we take title to the fruit either at packing stations, once loaded aboard ships or at the port of destination. Although we maintain broad geographic diversification for purchased bananas, we have a significant reliance upon long-term relationships with certain large growers. In 2011, our three largest independent growers, which operate in Colombia and the Philippines provided approximately 24% of our total purchased volume. Our largest supplier of bananas is an affiliate of C.I. Banacol S.A., a Colombia-based producer and exporter of bananas and other fruit products, with whom we have an agreement for the purchase of bananas produced in Colombia through 2012. Through this agreement, we purchased approximately 8 million boxes of bananas in 2011, primarily from Colombia, representing approximately 10% of our purchased banana volume.
We evaluate our banana sourcing decisions periodically, including both the sourcing countries and whether we should purchase or grow bananas. Considerations in this evaluation include local currency, tax rules, regulatory environment, political and economic stability, labor practices, exit prices and other factors. Because of the start-up time and capital necessary to build additional farms, increasing the volume of our owned production cannot be done quickly. Purchasing bananas allows us to reduce our financial and operating risks and avoid the substantial capital required to maintain and finance additional banana farms; it also permits us to avoid large expenditures in the event of major damage to farms resulting from weather, floods, disease or earthquakes. However, producing our own bananas permits us to more closely control the agricultural practices, which we believe contributes to the quality of the fruit. Typically, banana purchase agreements have one- or two-year terms, but may have terms as long as 10 years. However, the applicable prices under some of these agreements may be renegotiated annually or every other year. If new purchase prices cannot be agreed upon, the contracts will terminate. The long-term purchase agreements typically include provisions relating to agricultural practices, packing and fruit handling, environmental practices, food safety, social responsibility standards, penalties payable by Chiquita if we do not take delivery of contracted fruit, penalties payable by the grower for shortages to contracted volumes and other provisions common to contracts for the international sale of goods. Under some fruit supply arrangements, we provide the growers with technical assistance related to production and packing of bananas for shipment. We believe that our agricultural practices contribute to the quality of our bananas, and we specify many of the requirements for our contract growers. When banana supply is disrupted, we may have to source bananas on a “spot” basis from growers who have available fruit. In these circumstances, we may have to pay higher market prices and are not able to ensure that our recommended agricultural practices have been followed.
Labor costs in Latin America for our owned production of bananas represented only 4% of our total banana segment operating costs in 2011. Labor costs vary with the country of origin. To a lesser extent, fertilizer costs and paper costs for the production and packaging of bananas are also important.
Logistics
Due to their highly perishable nature, bananas must be brought to market and sold generally within 30 to 40 days after harvest. This requires efficient logistics processes in loading, unloading, transporting and delivering fruit from the farm to the outbound port, from the source country to the market country, and from the inbound port to the customer. To transport and distribute our bananas internationally, we (1) charter refrigerated cargo ships that are highly specialized, in both size and technology, for international trade in bananas and other refrigerated products and (2) contract with common carriers to transport our refrigerated banana container equipment on-board their ships along trade routes similar to our own. We also transport third-party cargo on return trips, primarily from North America and Europe to Latin America, to reduce ocean transportation costs. For more information on our core ocean shipping needs, see "Item 2 - Properties."
The price of bunker fuel used in shipping operations is an important variable component of transportation costs. Bunker fuel prices are volatile. We manage this volatility with bunker fuel forward contracts to lock in prices of up to three-fourths of our core usage for up to three years. However, these hedging strategies do not fully protect us against continually rising fuel prices, and they can result in losses when market prices for bunker fuel decline, although we expect that any losses on our forward contracts from declines in market prices would be less than the decline in cost of bunker fuel purchases. See further discussion of our hedging activities in the "Market Risk Management – Financial Instruments" section of "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 1 and 11 to the Consolidated Financial Statements, both included in Exhibit 13.
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
Bananas are harvested while still green and are subsequently ripened. To control quality, bananas are ripened under controlled conditions. We have a proprietary Low-Temperature Ripening process, a state-of-the-art banana ripening technique that enables bananas to begin the ripening process in shipping containers during transit, and thereby reduce the amount of inland ripening capacity required. We operate pressurized ripening rooms in Europe and North America to complete the ripening process. We believe our service provides value to customers through improved fruit quality, longer shelf-life, lower inventory levels and lower required investment.
SALADS AND HEALTHY SNACKS SEGMENT
The Salads and Healthy Snacks segment includes packaged, ready-to-eat salads in the retail market, commonly referred to as "value-added salads," sold under the Fresh Express and other labels, fresh vegetable and fruit ingredients used in foodservice, healthy snacks, and processed fruit ingredient products. Net sales of the Salads and Healthy Snacks segment were approximately $1.0 billion, $1.0 billion and $1.1 billion for the years ended December 31, 2011, 2010 and 2009, respectively.
We believe Fresh Express is a leader in freshness-extending, controlled and modified atmosphere packaging systems for value-added salads. We distribute approximately 170 different retail value-added salad products nationwide to food retailers and approximately 35 value-added healthy snacking products. We also distribute approximately 80 fresh produce foodservice offerings, primarily to third-party distributors for resale mainly to quick-service restaurants located throughout the U.S. Fresh Express’ retail holds the No. 1 market share position of branded retail value-added salads in the U.S, based on Information Resources Inc. ("IRI") data. We ship an average of 11 million fresh, ready-to-eat Fresh Express-branded salad bags to markets across the United States every week. Based upon consumption patterns, volume and profitability are typically higher during the second and third quarters of the year.
Fresh Express’ retail value-added salad sales represented approximately 20%, 21% and 21% of consolidated “Net sales” in each of 2011, 2010 and 2009, respectively. Significant retail value-added salad product lines that represented 10% or more of retail sales include:

•	Garden. Primarily shredded or chopped iceberg lettuce with portions of shredded red cabbage and shredded carrots.

•	Blends. Romaine and other fancier lettuce-based salads.

•	Tender Leaf Blends. Spring mix and baby spinach blends.

•	Complete Salads. Salads that contain toppings and dressings.
Competition
Fresh Express competes with a variety of other nationally branded and private label value-added salad offerings. Competitors include Dole Food Company, Earthbound Farms, Ready Pac, and Taylor Farms, who also produce value-added salads under retail grocers' private labels. The market share under private labels has grown significantly during the past two years, and we may produce private label products from time to time as part of our overall category service offerings. There are many other food and produce sellers who participate in the value-added produce and snacking markets.
Markets, Customers and Distribution
Our retail value-added salad products are sold under the Fresh Express brand to several of the nation’s top retailers and to a diverse base of customers throughout the United States, most of whom purchase under annual and multi-year, fixed-price per case contracts that include surcharges based on fuel indices intended to recover fuel-based costs. An advantage of these contracts is that they stabilize demand and pricing throughout the year. A disadvantage is that the company may not be able to pass on unexpected cost increases when they arise or may not be able to take advantage of short-term, market-driven price increases.
Value-added salads sold to grocery retailers are supported by a sales and marketing organization that includes sales managers who are responsible for retail grocery accounts within their geographic regions and who often work with a network of brokers across the country to sell products, gain business with new retail accounts and introduce new products to existing retail accounts. This same sales network also handles sales of bananas and other products sold by Chiquita.
We also sell fresh-cut produce, such as lettuce, tomatoes, spinach, cabbage and onions, to foodservice distributors who resell these products to foodservice operators, primarily quick service restaurants. Approximately one-fifth of the Salads and Healthy Snacks segment net sales have been to foodservice customers. Foodservice customers mainly purchase shredded lettuce; however, we have also introduced higher-margin products into this market, such as premium tender leaf salads and whole head lettuce. We market to foodservice customers by focusing on large, strategic accounts that provide reliable business at reasonable margins, under contracts that typically allow for the pass-through of raw product and other cost increases on a weekly basis. Customer sales representatives and account managers service these foodservice customers.
Sourcing
We source the majority of our raw products for the Salads and Healthy Snacks segment from third-party growers, primarily located in California, Arizona and Mexico, but also in Florida, Michigan and Colorado. For lettuce, we often enter into contracts with these growers to help mitigate supply risk and manage exposure to cost fluctuations. We work with the growers and harvesters to develop safe, innovative, quality-enhancing and cost-effective production and harvesting techniques, including techniques to reduce water and agrichemical usage. The geographic diversity of our suppliers helps us to lessen the effects of any event that could cause production declines in a single region. The production of lettuce crops is vulnerable to pests, disease and adverse weather conditions, such as floods, drought and temperature extremes. In the event lettuce crops are severely damaged, the next harvest on the same acreage would be delayed 45 to 120 days, depending on the variety and the time of year.
Logistics
Lettuce and leafy greens are extremely sensitive to temperature and humidity. Once harvested, the produce is promptly cooled and shipped in temperature-controlled trucks to our regional processing and distribution facilities, where it is inspected, processed, packaged and boxed for shipment. Orders for value-added salads and other fresh-cut produce are shipped quickly after processing, primarily to customer distribution centers or third-party distributors for further redistribution. Deliveries are made in temperature-controlled trucks. We contract for all trucking services with third parties. Our distribution network allows for nationwide daily delivery capability and provides consistently fresh products to customers; we believe more frequent deliveries allow our retail customers to better manage their inventory and reduce product spoilage, which helps increase their margins. For certain customers, we also provide inventory management services, where we monitor inventory levels at each of their locations and make deliveries to maximize freshness and minimize shrink (losses on unsold inventory).
Healthy Snacks
We also sell a line of healthy snacks, including Chiquita Fruit Bites, which are single-serve fruit snacks sold in convenience and retail under the Chiquita brand name and in foodservice outlets and quick-service restaurants. Our healthy snacks are sold under the Chiquita brand name. The healthy snacks business involves purchasing, processing, packaging and distributing a variety of fresh-cut apples, pineapples, carrots and other fresh produce items in convenient, Chiquita-branded and unbranded packaging. We source fruit seasonally from North and South America and also Europe and China and cut and package the fruit in sealed packages in our facilities in Illinois, Georgia, California, Costa Rica, the Netherlands and China, and we make frequent deliveries to customers. Our primary competitors are Del Monte Foods, Dole Food Company, Fresh Del Monte and other regional producers of branded and private label fresh-cut fruit selections.
In May 2010, we sold 51% of our European smoothie business to Danone S.A., and formed a joint venture intended to develop, manufacture, and sell Chiquita-branded, packaged fruit juices and fruit smoothies in Europe. The smoothies are a blend of banana puree, fruit juice and other fresh fruit. Through 2011, distribution of smoothies has expanded to 13 countries in Europe. Beginning in 2012, it is sold and distributed by Danone and is bottled in Germany, Spain and Portugal by third-parties. The primary competitors include Innocent, Tropicana and True Fruits. The Danone joint venture is accounted for using the equity method in the Salads and Healthy Snacks segment.
OTHER PRODUCE SEGMENT
We distribute and market fresh fruit and vegetables other than bananas in Europe and North America and license the use of the Chiquita brand to a third-party for pineapples sold in Japan and Korea. The major items sold are pineapples, grapes and avocados. Net sales of the Other Produce segment were approximately $163 million, $261 million and $253 million in 2011, 2010 and 2009, respectively. During the fourth quarter of 2010, we discontinued certain types of low-margin produce to better focus on produce generating sufficient margins or offering growth opportunity by adding value to consumers and retailers.
Markets, Customers and Distribution
Our Other Produce operations in North America and Europe primarily market Chiquita-branded produce items. A significant number of our retail customers are large organizations with multiple stores, who have significant buying leverage. In North America, we focus on customer service, category management and adding value to our products. The European operations are conducted throughout Western and Southern Europe where customers typically do not enter into contracts, but purchase fruit at market prices that change weekly. Our primary competitors are other wholesalers and distributors of fresh produce, which may be local, national or international.
Sourcing
The majority of Other Produce items are sourced from growers in Central and South America. Fruit harvested in the southern hemisphere can be shipped to the northern hemisphere during the winter off-season. Sourcing commitments with growers for non-banana fresh produce are generally for one growing season, but we source with many of the same growers year after year. In some cases, we provide growers of non-banana produce advances during the growing season or as the fruit is shipped to us. Advances are generally repaid when the produce is harvested and sold and are generally short-term in nature. We require property liens and pledges of the season’s produce as collateral to support any advances. During 2011, we purchased approximately 65 different varieties of fresh produce from growers and importers around the world. We try to procure fresh produce directly from growers wherever possible and are not heavily dependent on any single grower for Other Produce products. Prior to 2011, we purchased the majority of our grapes from a single grower in Chile for marketing in both North America and Europe; however in 2011 we diversified our grape supplier base. In some cases, particularly in Europe, we purchase and take title to the produce in the local market where it will be sold. See further discussion of our seasonal grower advances in Notes 1 and 4 to the Consolidated Financial Statements, included in Exhibit 13.
Logistics
Fresh produce generally must be brought to market and sold within 20 to 60 days after harvest. Some items, such as grapes and berries must be sold more quickly, while other items, such as pineapples, apples and pears, can be held in cold storage for longer periods of time. We generally use common carriers to transport this fresh produce. Shipment of pineapples helps to reduce any excess ocean shipping capacity from our banana business because they are sourced in the same regions.
Relocation of Corporate Headquarters
In November 2011, we committed to relocate our corporate headquarters and also consolidate other corporate functions to Charlotte, North Carolina, which affects approximately 400 positions in the existing corporate headquarters and across the U.S.  The relocation is expected to generate ongoing operating cost savings from the consolidation of locations, lower rent and reduced travel costs.  Additional detail can be found in Exhibit 13 in “Management's Discussion and Analysis of Financial Condition and Results of Operations” and in Note 3 to the Consolidated Financial Statements.
Intellectual Property
The Chiquita brand is recognized in North America and many parts of Europe and Asia. The Chiquita® trademark is owned by our main operating subsidiary, Chiquita Brands L.L.C. ("CBL"), and is registered in approximately 100 countries. We also own hundreds of other trademarks, registered throughout the world, used on our second-quality bananas and on a wide variety of other fresh and prepared food products. The Fresh Express® trademark is registered in the U.S., Canada and several countries in Europe and the Far East. Fresh Express also owns registrations for a variety of other trademarks used in our value-added salads business. Substantially all of our intellectual property is pledged as collateral under our senior secured credit facility.
Since 2009, we have licensed the use of the Chiquita brand name to a third party for the sale of whole, fresh bananas and pineapples in Japan and Korea. We also license our trademarks to other companies for use in prepared processed food products, such as, baby and toddler food, fruit juices and banana bread mix.
Chiquita and its affiliates have patents covering a number of proprietary technologies, including the ripening of bananas and other produce and the processing of food products. In addition, Fresh Express and its affiliates have patents pending and granted covering a number of proprietary technologies, including methods of harvesting, treating and maintaining produce products and patents related to packaging design. Granted patents expire at various times from 2012 through 2029. In the food preparation field, where patents generally provide protection for up to 20 years, new technology typically develops before existing patents and proprietary rights expire. Chiquita and Fresh Express also rely heavily on certain proprietary machinery and processes that are used to manufacture and package some of its products.
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

Fresh Express also maintains extremely high standards in the area of food safety. Our food safety requirements also apply to our third-party growers, suppliers and processors. The Fresh Express food safety practices for leafy greens include (1) multi-point monitoring from field to shelf; (2) pre-approval and monitoring of the fields where Fresh Express leafy green products are grown, including monitoring water quality and soil treatments as well as ensuring an appropriate distance is maintained from potential contamination risks such as livestock and composting operations; and (3) utilizing our own expert auditors to assess growing, harvesting and cooling operations. Consumers can also trace select varieties of Fresh Express salad to the region(s) where they were harvested, simply by entering the Leaf Locator code on the bag at www.freshexpress.com/YourSaladStory.
In October 2010, we introduced Fresh Rinse™ and began transitioning our salad manufacturing lines to use the Fresh Rinse technology in 2010. We converted all of our facilities to be able to use this technology by the end of the first half of 2011, although we continue to use a conventional chlorine sanitizer for some products. Fresh Rinse is a scientifically validated advancement that delivers a significant reduction in microorganisms on particular leafy greens compared to a conventional chlorine sanitizer. The introduction of our Fresh Rinse produce wash technology further demonstrates our commitment to food safety.
Employees
As of December 31, 2011, we had approximately 21,000 employees, approximately 16,500 of whom work in Latin America. Approximately 13,500 of the employees working in Latin America are covered by labor contracts. Latin American labor contracts covering approximately 5,000 employees are currently being negotiated and/or expire in 2012. Approximately 1,500 Fresh Express employees in the U.S. are covered by labor contracts and two of the Fresh Express labor contracts, covering approximately 450 employees, expire before the end of 2012.
International Operations
We operate in many countries outside the United States, including those in Central America, Europe and the Middle East. Information about our operations by geographic area can be found in Note 18 to the Consolidated Financial Statements included in Exhibit 13. Our global activities are subject to risks inherent in operating in those countries, including: government regulation; currency restrictions; fluctuations and other restraints; import and export restrictions; burdensome taxes; risks of expropriation; threats to employees; political instability; terrorist activities including extortion; and risks of U.S. and foreign governmental action in relation to us. Should such circumstances occur, we might need to curtail, cease or alter our activities in a particular region or country. Trade restrictions apply to certain countries, such as Iran and Syria, that require U.S. government authorization for sales there; notwithstanding the broad trade sanctions against these countries, under current U.S. law and licenses issued thereunder, we are authorized to sell food products to specific customers in these countries. Our operations in some Central American countries are dependent upon leases and other agreements with the governments of these countries. For more information on leases used for the cultivation of bananas and support activities, see "Item 2 - Properties." Refer to international operations in "Management Discussion and Analysis of Financial Condition and Results of Operations" in Exhibit 13 for information on how changes in EU duties rates have affected us and may affect us in the future, as well as description of other governmental trade negotiations that could be significant to us.
Our international operations involve a variety of currencies, and our most significant exposure is to the euro. Approximately 40% of our total sales were in Europe in each of 2011, 2010 and 2009. Sales and operating expenses in our Core European markets are denominated in primarily euros, as well as other European currencies. We also have significant operations in Latin America that result in costs incurred in those local currencies; however banana and other produce purchase contracts are typically in U.S. dollars. We reduce currency exchange risk from sales originating in currencies other than the U.S. dollar by exchanging local currencies for dollars promptly upon receipt. We further manage our currency exposure with hedging instruments, such as average rate euro put options, collars and forward contracts, to hedge the dollar value of our estimated net euro cash flow exposure up to 18 months into the future if we determine the cost-benefit is favorable. For information with respect to our hedging activities, see Notes 1 and 11 to the Consolidated Financial Statements and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Exhibit 13.
In the United States, the Perishable Agricultural Commodities Act affords producers or sellers of fresh agricultural produce, such as the company, special rights in seeking to collect payment from customers, including those that are insolvent or bankrupt.
For more information on certain risks of international operations, see “Item 1A - Risk Factors.”
Other Legal and Compliance Risks
Our worldwide operations are subject to numerous laws and governmental regulations, ranging from environmental, food safety and product labeling to laws regarding matters such as bribery and improper payments, regulation of competition, labor and employment and government contracting. Even in managing our internal operations, we must comply with the commitments we have made in contracts and other third party dealings, and ensure that our counterparties comply with their commitments to us.

There is also a risk that legal or regulatory requirements will be changed or that administrative policies will change. For example, concerns about data privacy and cybersecurity in recent years have resulted in more regulation and more activity by regulators. We believe we are substantially in compliance with applicable regulations. However, actions by regulators in the past have required, and in the future may require, operational modifications or capital improvements at various locations. In addition, if violations occur, regulators can impose fines, penalties and other sanctions including requirements to implement modifications and improvements in our operations. In addition, we have been and may in the future be subject to private lawsuits alleging that our operations caused personal injury or property damage.
Additional Information
Through our website www.chiquita.com, we make available our reports on Forms 10-K, 10-Q and 8-K, and any amendments, shortly after they are filed with the SEC. Our corporate governance policies, board committee charters and Code of Conduct are also available on our website. To access these documents go to http://investors.chiquita.com and click on SEC Filings or Corporate Governance, respectively. A copy of any of these documents will be provided to any shareholder upon request to the Corporate Secretary, Chiquita Brands International, Inc., 250 East Fifth St., Cincinnati, Ohio, 45202 or by calling (513) 784-8100. The documents available on our website are not incorporated by reference into this report.

ITEM 1A.	RISK FACTORS
In evaluating and understanding us and our business, you should carefully consider (1) the risks described below, in conjunction with (2) all of the information set forth in this Form 10-K, including the Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Exhibit 13 and (3) information in our other filings with the SEC, including any future reports on Forms 10-Q and 8-K, which may include additional or updated risk factors. These are not the only risks we face. Additional risks not presently known or which we currently deem immaterial may also affect our business operations, and even the risks identified below may adversely affect our business in ways we cannot currently anticipate. Our business, financial condition or results of operations could be materially adversely affected by any of these risks.
The highly competitive environment in which we operate, as well as consolidation and other changes among our customers, may reduce the pricing and volume of some of our products and may limit our ability to pass on increased costs to our customers.
We primarily sell to retailers and wholesalers. Bidding for contracts or arrangements with retailers, particularly chain stores and other large customers, is highly competitive, and the prices or other terms of our contract bids may not be sufficient to retain existing business, maintain current levels of profitability or to obtain new business. Continuing industry consolidation (horizontally and vertically) and other factors have increased the buying leverage of the major grocery retailers in all of our markets, which may put further downward pressure on our pricing and volume and could adversely affect our results of operations.
In addition to direct competition with other industry participants, we are facing new competition from a few major retailers that have begun to purchase a portion of their fruit directly from independent growers, or to contract directly for transportation of tropical fruit products. While these activities are currently a small part of the market, a significantly increased commitment by retailers to manage their own supply chain could change industry dynamics in ways that reduce our revenues and profitability.
Many of our products are subject to significant price fluctuations, and the planting, harvesting and shipping cycle of certain of our produce products may limit our ability to respond effectively to these fluctuations and other changes in the market.
In markets where we do not have fixed price contracts, the selling price received for each type of produce depends on several factors, including the availability and quality of the produce item in the market and the availability and quality of competing types of produce. For example, in European and the Mediterranean markets, bananas and other produce are sold primarily on the basis of weekly price quotes, even for customers with whom we have annual supply agreements. These prices may fluctuate significantly due to supply conditions, seasonal trends, transportation costs, currency exchange rates, competitive dynamics and other factors. Even in markets where we do have fixed price contracts, these factors may cause decreased demand for, or increased price pressure on, our products at certain times.
For many produce products, we make decisions about the specific source and quantities to grow or purchase at the beginning of the applicable growing season, which is typically many months before the product will be sold. Likewise, due to the time required for transportation, which can be three weeks for certain parts of Europe, we allocate harvested fruit among our markets well before the fruit is sold. Accordingly, although we make these supply decisions and allocate produce to each market based on our expectations of market conditions, these conditions may change before the produce is sold. Moreover, because of both the long lead times necessary to bring produce products to market and the perishable nature of these products, we generally cannot time our purchase and sale of products to take advantage of market changes or to avoid selling at unfavorable prices. If we are forced to sell produce at lower prices than we expected when we made our acquisition or allocation decisions, we may not be able to achieve our expected profit, or in extreme cases, recover our costs. Although our arrangements with independent banana growers allow us to avoid incurring transportation costs to bring surplus fruit to market by paying a liquidation price, rather than buying our contracted volume of fruit, we are typically unable to recover the other costs we incur in connection with such unsold surplus fruit.
We expect increases in commodity and raw product costs, including purchased fruit, fertilizer, paper, shipping costs and fuel; to the extent that we cannot pass them on to our customers, they could adversely affect our operating results.
Our fuel-related costs have increased substantially in recent years, and we generally expect these costs to increase in the future. Bunker fuel, in particular, is an important variable component of our transportation costs. While we use fuel surcharges and forward contracts to offset and mitigate the effects of increases in the price of bunker fuel, there is lag time between price increases and increases in the surcharge index; in addition, these strategies will not eliminate all the adverse effects of price increases on our business, particularly over the long term. In addition, diesel fuel and other transportation costs are significant components of much of the cost of produce that we purchase from growers and distributors. If the price of any of these items increases significantly, we may not be able to pass on those increases to our customers.
We also generally expect the prices we pay to purchase produce to increase over time. In 2011, we purchased approximately two-thirds of our bananas and all of our lettuce and other produce from independent growers. Increased costs for purchased fruit and vegetables have negatively affected our operating results in the past, and they may adversely affect our operating results in the future. Many external factors may affect the cost and supply of fresh produce, including: wage and other input cost inflation (e.g. paper, packaging, fertilizers); market fluctuations; currency fluctuations; changes in governmental regulations, including exit prices for bananas (which are set by the government in several banana exporting countries); agricultural programs; severe and prolonged weather conditions; disease; natural disasters; labor relations; and other factors. Many other commodity food products are experiencing major price increases, which may affect pricing dynamics in the industry in ways that affect us adversely. If the price of the fresh produce that we purchase increases significantly, we may not able to effectively pass these costs along to our customers and consumers.
Although most of our ocean shipping needs are provided under long-term charters with negotiated fixed rates, we pay market rates for ships under short-term charters. Although short-term ship charter rates have been recently decreasing, as the global economy recovers, rates may increase in the future because of declining global refrigerated cargo capacity or other market conditions.
We may not fully realize the anticipated benefits, or may face additional challenges or costs, in connection with the relocation of our corporate headquarters from Cincinnati, OH to Charlotte, NC.
In November 2011, we committed to relocate our corporate headquarters from Cincinnati, Ohio, to Charlotte, North Carolina. The relocation, which also involves consolidating corporate staff positions from other U.S. locations to Charlotte, will occur during 2012 and will affect 400 positions, including approximately 150 employees who have committed to relocate; the relocation will result in more than 400 positions when staffing is fully implemented by the end of 2014. See further information in Note 3 to the Consolidated Financial Statements, included in Exhibit 13. Our corporate structure maintains little redundancy or overlap of responsibilities and our control structure relies substantially on manual controls, which require employees with in-depth company knowledge in order to be effective. As we transition to Charlotte, we may face significant challenges in attracting and retaining key personnel and some relocating employees have assumed new or expanded roles. Until open positions are filled and new employees gain experience in their roles (including certain senior executive positions), we could experience interruptions, inefficiencies or a lack of business continuity due to loss of historical knowledge and a lack of familiarity of new employees with business processes, operating requirements and key information technologies and related infrastructure used in our day-to-day operations and financial reporting.
We expect to incur one-time costs related to this relocation of approximately $30 million during 2012 and 2013 (including capital expenditures of approximately $5 million after allowances from the landlord), of which $24 million should be recaptured through state, local and other incentives through 2022. In addition, we expect the relocation to generate ongoing operating cost savings of more than $4 million annually from the benefits of consolidation of locations, more efficient staffing, lower rent and reduced travel costs. Challenges in implementing our relocation plan could negatively affect our business or operating results, and it is possible that we may not meet all the requirements necessary to receive, or continue to retain, the full amount of state and local incentives, or be successful in achieving the operating efficiencies and cost savings expected from these efforts in the amounts or at the times we anticipate. Management may also be required to devote substantial oversight to the relocation, recruitment and related matters, which could otherwise be devoted to focusing on ongoing business operations.
Adverse weather conditions, natural disasters, crop disease, pests and other natural conditions can impose significant costs and losses on our business.
Bananas, lettuce and other produce can be affected by adverse weather conditions, including drought, temperature extremes, hurricanes, windstorms and floods. Floods in particular may affect bananas, which are typically grown in tropical lowland areas.

Fresh produce is also vulnerable to crop disease and to pests, which may vary in severity and effect, depending on the stage of agricultural production at the time of infection or infestation, the type of treatment applied and climatic conditions. Unfavorable growing conditions caused by these factors can reduce both crop size and crop quality. In extreme cases, entire harvests may be lost. These factors may result in lower sales volume and, in the case of farms we own or manage, increased costs due to expenditures for additional agricultural techniques or agrichemicals, the repair of infrastructure, and the replanting of damaged or destroyed crops. Incremental costs, including transportation, may also be incurred if we need to find alternate short-term supplies of bananas, lettuce or other produce from other growers. Such costs may reduce our ability to profitably meet our supply obligations to our customers, particularly in North America, where our typical fixed-price per box contract structures can make it difficult to recover these higher costs. For example, as a result of flooding which affected some of our owned farms in 2008 and 2009, we incurred approximately $33 million of higher costs, including logistics costs, related to rehabilitating the farms and procuring replacement fruit from other sources (to the extent it was available).
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
Global economic uncertainties continue to affect consumers' purchasing habits and customer financial stability, which may affect sales volume and profitability on some of our products and have other impacts that we cannot fully predict.
As a result of continuing global economic uncertainties, price-conscious consumers may replace their purchases of our premium and value-added products with lower-cost alternatives, which could affect the price and volume of some of these products. For example, sales of our bananas in Europe, where they are sold as a premium brand at a premium price, may suffer if consumers shift to "value" or unbranded bananas. Similarly, the volume or profitability of our North American salads business may be adversely affected if consumers are reluctant to pay a premium for value-added salads or if they replace purchases of our branded products with private label alternatives.
In Europe, the current sovereign debt crisis affecting Greece, Ireland, Italy, Portugal and Spain, and related European financial restructuring efforts, may cause the value of the European currencies, including the euro, to further deteriorate, which in turn could adversely impact our euro-denominated sales and working capital. In addition, the European crisis may contribute to instability in global credit markets, and further economic deterioration in Europe could adversely impact demand for our products and product pricing.
In addition, the full effect and duration of the current global economic downturn on customers, vendors and other business partners cannot be determined. For example, major customers or vendors may have financial challenges unrelated to Chiquita that could result in a decrease in their business with us, breaches of obligations to us or, in certain cases, cause them to file for bankruptcy protection. Although we exercise prudent oversight of the credit ratings and financial strength of our major business partners and seek to diversify our risk from any single business partner, we cannot be sure that there will not be one or more commercial or financial partners that is unable to meet its contractual commitments to us.
We may be subject to substantial damage claims or fines arising from current legal proceedings related to our international operations.
We are currently involved in legal proceedings and investigations, described in more detail in Note19 to the Consolidated Financial Statements, included in Exhibit 13, and under "Item 3 - Legal Proceedings", involving, among other things, (i) litigation and investigations relating to payments made by our former banana-producing subsidiary in Colombia to a paramilitary group in that country which had been designated under U.S. law as a foreign terrorist organization, activities for which we have already paid penalties to the U.S. Department of Justice, and (ii) customs proceedings in Italy. Based on Italian procedural requirements in some of the Italian customs proceedings, we are currently required to make payments on an installment basis as a result of unfavorable rulings that are being appealed. Although these funds will be returned to us with interest if we ultimately prevail on appeal, the level of installment payments could increase significantly if similar unfavorable rulings are received in other cases, and the requirement to pay is not stayed or suspended. Regardless of the outcomes of these matters, we will incur legal and other fees to defend ourselves in all of these proceedings, which in aggregate may have a significant effect on our consolidated financial statements.
Our international operations subject us to numerous risks.
We have international operations in countries throughout the world, including in Central America, Europe, the Middle East and China. These activities are subject to risks inherent in operating in those countries, including government regulation, political and economic stability, currency restrictions, fluctuations and other restraints, import and export restrictions, burdensome taxes, risks of expropriation, threats to employees, political instability, terrorist activities, including extortion, and risks of U.S. and foreign governmental regulation and action in relation to these operations. Under certain circumstances, we (i) might need to curtail, cease or alter our activities in a particular region or country, (ii) might not be able to establish or expand operations in certain countries, and (iii) might be subject to fines or other penalties. For example, for a brief time in 2010, Iran suspended the issuance of import licenses for bananas; although the importers in Iran to whom we sell had sufficient licenses that our imports into Iran were not affected, this type of import and export control could significantly affect our ability to market bananas in, or export bananas from, certain countries. Our ability to sell our products to certain customers, countries, or regions may be affected by U.S. or other applicable laws.  For example, various trade sanctions against Iran and Syria require U.S. government authorization for sales there; notwithstanding the broad trade sanctions against these countries, under current U.S. law and licenses issued thereunder, we are authorized to sell food products to specific customers in these countries.
As described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Operations - Banana Segment", included in Exhibit 13, free trade area agreements ("FTAs") between the EU and certain Latin American countries were initialed in March 2011, one of which requires that, among other things, the banana volumes assigned to relevant countries be administered through export licenses. Implementation of an export license system in the 1990's (subsequently ruled illegal) significantly increased our logistics and other export costs. The approval procedures and banana implementing arrangements for these FTAs remained unsettled, and it is unclear when or whether these FTAs will be implemented and what, if any, effect they will have on our operations.
Fluctuations in currency exchange rates may adversely impact our financial results.
Our international operations involve a variety of currencies, with our most significant exposure being to the euro. Both sales and local selling and transportation costs in our core European markets are in euros and other major European currencies. We also have significant operations in Latin America that result in costs in those local currencies; however, our banana and other produce purchase contracts are typically in U.S. dollars. Because produce purchase contracts are typically denominated in U.S. dollars, and produce in Europe and the Middle East typically is sold on the basis of weekly price quotes, local selling prices fluctuate partially as a result of currency exchange fluctuations. We cannot be sure that we can increase our local pricing to offset any unfavorable currency exchange fluctuations, such as the euro weakening against the U.S. dollar.
We reduce currency exchange risk from sales originating in currencies other than the U.S. dollar by exchanging local currencies for dollars promptly upon receipt. We may further reduce our currency exposure for these sales by purchasing hedging instruments to hedge the dollar value of our estimated net euro cash flow exposure up to 18 months into the future if we believe the cost-benefit is favorable. However, hedging activities cannot eliminate any long-term risk of currency exposure, and while we enter into hedging transactions only with highly-rated financial institutions, we cannot be sure that these institutions will be able to honor their contractual commitments if there were a major disruption in the financial markets.
Our operations and products are regulated in the areas of food safety and protection of human health and the environment.
Our worldwide operations and products are subject to inspections by environmental, food safety, health and customs authorities and to numerous governmental regulations, including those relating to the use and disposal of agrichemicals, the documentation of food shipments, the traceability of food products, and labeling of our products for consumers, all of which involve compliance costs. Changes in regulations or laws in the past have required, and in the future may require, operational modifications or capital improvements at various locations. For example, the United States has recently enacted a new food safety law, the Food Safety Modernization Act (the "Act"). Although we believe that our food safety standards exceed those prescribed by the Act, implementing regulations have not yet been issued and may require us to make changes to our processes and procedures that could require us to incur unanticipated costs. If violations occur, regulators can impose fines, penalties and other sanctions. In some circumstances, we may decide or be required to recall a product if we or regulators believe it poses a potential risk. For example, we had three separate occasions in 2010 where we voluntarily recalled certain lettuce products, as a precaution, although none of the recalls arose from or resulted in any food-borne disease outbreaks. Although we maintain insurance to cover certain recall losses, this insurance does not cover all events and, even when an event is covered, our retention or deductible may be significant. The costs of these modifications and improvements and of any fines, penalties and recalls could be substantial. Although we maintain and continue to invest in high food safety standards, no precaution can completely eliminate food safety risks from fresh produce.
We can be adversely affected by actions of regulators or if other events cause consumers to lose confidence in the safety and quality of certain food products or ingredients, even if our products are not implicated. As a result, we may also elect or be required to incur additional costs aimed at increasing consumer confidence in the safety of our products.
Our level of indebtedness and the financial covenants in our debt agreements could adversely affect our ability to execute our growth strategy or to react to changes in our business, and we may be limited in our ability to use debt to fund future capital needs.
At December 31, 2011, we had $629 million principal amount of debt outstanding. Most of our indebtedness is issued under debt agreements that (1) require continuing compliance with financial maintenance and other covenants and (2) limit our ability to borrow additional funds due to limits under our financial covenants. Our ability to comply with these provisions will be affected by our operating results and cash flow, which may be affected by events beyond our control. If there were an event of default under one of our debt instruments and we were unable to obtain a waiver or amendment, or if we had a change of control followed by a ratings decline, the holders of the affected debt could cause all amounts outstanding with respect to that debt, as well as other debt with cross-default provisions, to be due and payable immediately. Our assets or cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default, and there is no guarantee that we would be able to repay, refinance or restructure the payments on those debt securities or avoid the loss of affected leases and other contracts. Certain leasing and other contractual arrangements also could be affected.
We have low debt service obligations until 2014; however, we might be required to repay or refinance $387 million of debt in that year. We refinanced our credit facility in 2011 and it matures in 2016; however, if we are unable to repay or refinance $106 million of 7½% Senior Notes prior to May 2014 (six months before their maturity) then the amounts outstanding under the credit facility (expected to be at least $281 million) will become due at that time.
Our operations have generated significant positive cash flow in recent years, and our 2011 refinancing reduced debt service costs (interest) by $14 million per year, but if our cash flow were to significantly decline for any reason, including those beyond our control, it might: (1) increase our vulnerability to adverse economic or industry conditions; (2) limit our flexibility in planning for, or reacting to, changes in our business or industry; (3) limit our ability to make strategic acquisitions and investments or to introduce new products or services; (4) limit our ability to make capital expenditures; and (5) place us at a competitive disadvantage relative to competitors that have less debt or greater financial resources.
We have a significant amount of goodwill and other intangible assets on our balance sheet; a substantial impairment of our goodwill or other intangible assets may adversely affect our financial statements.
As of December 31, 2011, we had approximately $731 million of intangible assets such as goodwill and trademarks on our balance sheet, the value of which depend on a variety of factors, including the success of our business, earnings growth and market conditions. Accounting standards require us to review goodwill and trademarks at least annually for impairment, and more frequently if impairment indicators are present. We recorded an impairment charge in 2008 relating to goodwill at Fresh Express based on changes in the industry and our operating results. We cannot be sure that future reviews of our goodwill, trademarks and other intangible assets will not result in additional impairment charges. Although it does not affect cash flow or our compliance under the company's current credit facility, an impairment charge decreases our net income and shareholders' equity.
Labor issues can increase our costs or disrupt our operations; pressure to increase union representation could adversely affect our operations; and changes in immigration laws could impact the availability of produce purchased from third-party suppliers.
Most of our employees working in Central America are covered by labor contracts. Contracts covering approximately 5,000 employees in Latin America will expire during 2012 and/or are currently under negotiation. Under applicable laws, employees are required to continue working under the terms of the expired contract. Approximately one-half of our Fresh Express employees, all of whom work in the United States, are covered by labor contracts; two of these contracts expire by the end of 2012. We cannot be sure that we will be able to successfully renegotiate our labor contracts on commercially reasonable terms as they expire or that we will be able to pass on increased costs to our customers.
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
The sale of food products for human consumption involves the risk of injury to consumers. While we believe we have implemented practices and procedures in our operations to promote high-quality and safe food products, we cannot be sure that consumption of our products will not cause a health-related illness or injury in the future or that we will not be subject to claims or lawsuits relating to such matters. Even as we improve our food safety practices, we cannot be sure that we will not have claims or events that will affect our reputation, and no precaution can completely eliminate food safety risks from food and beverage products.

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
Claims or other events or rumors relating to the "Chiquita" or "Fresh Express" brands could significantly affect our business.
Consumers and institutions associate the "Chiquita" and "Fresh Express" trademarks and related brands with high-quality and safe food products, as well as responsible business practices, which are an integral part of our business. We have licensed the Chiquita brand to several third parties, including our joint venture, over whom we have limited control, and acts or omissions by these third parties can reflect on our products and our business. Any events, rumors or negative publicity regarding the quality and safety of our food products or our business practices, even if baseless or as the result of actions of others in our industry, may adversely affect the value of our brand names and the demand for our products.
Future growth through innovations, acquisitions, investments and strategic alliances may be costly, may not achieve their intended goals and may increase our expenses.
We continue to seek innovation through new and enhanced products and we consider acquisitions and geographic expansion from time to time. If we are unsuccessful in these efforts, it may adversely affect our results of operations and ability to grow our business. We may not be able to (i) complete acquisitions, investments or strategic alliances on terms that are satisfactory to us or, if completed, (ii) integrate them successfully.
In the area of innovation, our focus is on enhancing existing products and developing related products that appeal to consumers and customers. Some products such as Chiquita to Go bananas and healthy snacking products are sold through channels other than traditional grocery retail, to retail customers that may require different services or different supply chain management. We may not be successful in the development, introduction, marketing and sourcing of new products, or innovations to existing products, that satisfy customer needs, achieve market acceptance or generate satisfactory financial returns.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
As of December 31, 2011, we owned more than 35,000 acres and leased approximately 21,000 acres of improved land, in our banana business, principally in Costa Rica, Panama, Honduras and Guatemala, primarily for the cultivation of bananas and support activities. We lease the land for our Bocas division on the Caribbean coast of Panama from the Republic of Panama. The initial 20-year lease term expires at the end of 2017 and has two consecutive 12-year extension periods. We can cancel the lease at any time with three years prior notice; the Republic of Panama has the right not to renew the lease at the end of the initial term or any extension period, provided that it gives four years prior notice. We also own warehouses, packing stations, irrigation systems and port loading and unloading facilities used in connection with our banana operations.
We charter cargo ships to serve our core ocean shipping needs that are refrigerated and/or containerized, highly-specialized in both size and technology for international trade in bananas and other refrigerated products, and have lease terms as follows:

Number of Ships	Base Period	Extension options
3	2009 - 2011	none
6	2010 - 2012	none
4	2011 - 2012	none
11	2007 - 2014	up to 5 years
In 2011 we implemented a new shipping configuration involving shipment of part of our core ocean shipping needs in container equipment on board the ships of certain third-party container shipping operators. As a result of this change, five of the 24 chartered cargo ships have been subleased until the end of 2012, and an equivalent number of ship charters will not be renewed for 2013. We ceased using two of the ships in 2011 as a result of the new configuration, and plan to cease use on the other three during 2012. In addition to the arrangements described above, we charter cargo ships on a "spot" or short-term basis which account for approximately 5% of our total ocean shipping needs.
We also lease more than 10,000 containers and approximately 3,000 to 4,000 generator sets and chassis used for inland transportation of these containers. These leases range from 5-8 years and are used for both ocean and ground transportation of bananas, other produce and other cargo.

In our Salads and Healthy Snacks segment, we have seven processing/distribution plants located in California, Georgia, Illinois, Pennsylvania and Texas. We believe these facilities have capacity for planned growth over at least the next several years. We also have leases of farm land for growing lettuce located in Arizona and California.
We lease the space for our headquarters in Cincinnati, Ohio through November 2012 and expect to commit to a ten-year lease of space for our new headquarters in Charlotte, North Carolina. Our subsidiaries in Europe and the United States also own and lease warehouses, ripening facilities, distribution facilities, office space and other properties in connection with their operations. We also own or lease several administrative facilities in Latin America.
We believe our property and equipment are generally well maintained, in good operating condition and adequate for our present needs. We maintain reasonable and customary insurance programs protecting our financial interest in business assets. Banana crop losses are self-insured because of the high cost of third-party insurance. Our risk of banana crop loss is reduced as a result of internal best practices and mitigation efforts, as well as geographic diversity of banana sources. For further information with respect to our physical properties, see the descriptions under "Item 1 - Business" above, and Note 6 to the Consolidated Financial Statements in Exhibit 13.
CBL, our main operating subsidiary, directly or indirectly owns substantially all our business operations and assets, and directly or indirectly owns substantially all of our trademarks. Substantially all U.S. assets of CBL and its subsidiaries are pledged to secure CBL's senior secured credit facility. The credit facility is also secured by liens on CBL's trademarks, a guarantee by CBII secured by a pledge of CBL's equity, and pledges of stock of and guarantees by various CBL subsidiaries worldwide. See Note 10 to the Consolidated Financial Statements included in Exhibit 13 for a more complete description of the credit facility.

ITEM 3.	LEGAL PROCEEDINGS
Information included in Note 19 to the Consolidated Financial Statements included in Exhibit 13, including the descriptions of the Colombia-Related Matters and the Italian Customs Matters, is incorporated herein by reference.
PERSONAL INJURY CASES
Over the last 20 years the company has been named - along with chemical manufacturers and other banana producing companies - as a defendant by thousands of plaintiffs alleging sterility and other injuries as a result of exposure to dibromochloropropane ("DBCP"), an agricultural chemical previously used in banana production. There currently are approximately 3,900 claims pending against Chiquita. In August 2011, a suit was filed in California against Chiquita and other defendants on behalf of approximately 2,500 Philippine plaintiffs who claim they were injured by DBCP while working on banana plantations in the Philippines, and in February 2012 additional Filipino plaintiffs were joined, bringing the total to approximately 2,950; in addition in May and June 2011, seven suits were filed against Chiquita and other defendants in the United States District Court for the Eastern District of Louisiana, on behalf of approximately 250 plaintiffs from Ecuador, Costa Rica and Panama who claim they were injured by DBCP while working on plantations in their countries. There is not enough information to determine whether Chiquita is a proper defendant as to any of those plaintiffs. Approximately 750 claims remain pending in Superior Court of California, Los Angeles County from suits filed in 2004 and 2008. For a number of reasons, including the following, the company does not believe that it will incur a material loss as a result of these claims: (i) the vast majority of these plaintiffs have come forward with no evidence of exposure at any facility owned or operated by Chiquita, (ii) the company used DBCP commercially only from 1973 to 1977 while it was registered for use by the U.S. Environmental Protection Agency ("EPA"), (iii) the company discontinued the use of DBCP two years before it was banned by the EPA, and (iv) the company previously settled DBCP claims with the great preponderance of workers whom it believed could have meritorious claims.
For more than 20 years, a number of claims have been filed against the company on behalf of merchant seamen or their personal representatives alleging injury or illness from exposure to asbestos while employed as seamen on company-owned ships at various times from the mid-1940s until the mid-1970s. The claims are based on allegations of negligence and unseaworthiness. In these cases, the company is typically one of many defendants, including manufacturers and suppliers of products containing asbestos, as well as other ship owners. Six of these cases are pending in state courts in various stages of activity. Over the past thirteen years, 26 state court cases have been settled and 44 state court cases have been resolved without any payment. In addition to the state court cases, there are federal court cases (known as the "MARDOC" cases), which are managed under the supervision of the U.S. District Court for the Eastern District of Pennsylvania. A total of 5,451 MARDOC cases have been brought against the company, of which 4,121 have been dismissed; 46 of these cases had earlier been re-activated against the company, of which 35 cases were dismissed without any settlement payment. The court recently began issuing scheduling orders in connection with the company's remaining approximately 1,300 MARDOC cases, more than half of which are expected to be dismissed without payment during 2012. As a matter of law, punitive damages are not recoverable in seamen's asbestos cases. Although the company has very little factual information with which to evaluate these maritime asbestos claims, management does not believe, based on information currently available to it and advice of counsel, that these claims will, individually or in the aggregate, have a material adverse effect on the consolidated financial statements of the company.

A number of other legal actions are pending against the company. Based on information currently available to the company and on advice of counsel, management does not believe these other legal actions will, individually or in the aggregate, have a material adverse effect on the consolidated financial statements of the company.
Regardless of the outcomes, the company has paid, and will likely continue to incur, significant legal and other fees to defend itself in the proceedings described in Note 19 to the Consolidated Financial Statements included in Exhibit 13, and incorporated herein by reference under Columbia Related Matters, where unfavorable outcomes could be material to our results of operations or financial position.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES
As of February 23, 2012, there were 45,805,882 common shareholders of record. Our common stock is traded on the New York Stock Exchange. Information concerning restrictions on our ability to declare and pay dividends on the common stock, the amount of common stock dividends declared, and price information for the common stock is contained in Notes 10, 17 and 21, respectively, to the Consolidated Financial Statements included in Exhibit 13. This information is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA
This information is included in the table entitled "Selected Financial Data" included in Exhibit 13 and is incorporated herein by reference.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
This information is included under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Exhibit 13 and is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
This information is included under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Management – Financial Instruments" included in Exhibit 13 and is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements of Chiquita Brands International, Inc., included in Exhibit 13 and including Quarterly Financial Data in Note 21 to the Consolidated Financial Statements, are incorporated herein by reference. The Danone JV's Financial Statements for the years ended December 31, 2011 and 2010, which will be filed no later than 180 days after December 31, 2011, are hereby incorporated by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic filings with the SEC is (a) accumulated and communicated to our management in a timely manner and (b) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As of December 31, 2011, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of that date.
Management's report on internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rule 13a-15(f). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework. As a result of this assessment, our management has concluded that, as of December 31, 2011, our internal control over financial reporting was effective based on the criteria in Internal Control – Integrated Framework. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in internal control over financial reporting
We also maintain a system of internal accounting controls, which includes internal control over financial reporting, that is designed to provide reasonable assurance that our financial records can be relied upon for preparation of our consolidated financial statements in accordance with generally accepted accounting principles in the United States and that our assets are safeguarded against loss from unauthorized use or disposition. Based on an evaluation by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, during the quarter ended December 31, 2011, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Report of independent registered public accounting firm
The Audit Committee of our Board of Directors engaged PricewaterhouseCoopers LLP, an independent registered public accounting firm, to audit our 2011 financial statements and our internal control over financial reporting and to express opinions thereon. The scope of the audits is set by PricewaterhouseCoopers following review and discussion with the Audit Committee. PricewaterhouseCoopers has full and free access to all of our records and personnel in conducting its audits. Representatives of PricewaterhouseCoopers meet regularly with the Audit Committee, with and without members of our management present, to discuss their audit work and any other matters they believe should be brought to the attention of the Audit Committee. PricewaterhouseCoopers has issued opinions on our 2011 consolidated financial statements and the effectiveness of our internal control over financial reporting. Their report is included in the Consolidated Financial Statements included in Exhibit 13.

ITEM 9B.	OTHER INFORMATION
From time to time executive officers may adopt, extend or replace written stock trading plans (“10b5-1 Plans”) in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Some of these 10b5-1 Plans are entered into for the purpose of selling shares in an amount corresponding to a portion of taxes due upon vesting of restricted stock unit awards.
In accordance with the terms of the company's Stock and Incentive Plan, participants may elect to surrender to the company a portion of the shares they would otherwise be entitled to receive upon vesting of a restricted stock unit award to cover tax withholding due upon vesting. Because tax laws and accounting rules limit the amount which can be withheld upon vesting to cover applicable taxes, these 10b5-1 Plans provide for the sale of an incremental amount of shares corresponding to the amount of taxes that are expected to be due in excess of the required statutory minimum tax withholding. The sales under the 10b5-1 Plans will occur on the vesting dates of the awards, except that, in accordance with the company's 10b5-1 guidelines, for shares vesting before the beginning of the company's next window period following adoption of a 10b5-1 Plan, the corresponding sales will not occur until the opening of the window period, three business days after release of the company's next quarterly financial results.
Shares sold pursuant to any 10b5-1 Plans will be disclosed publicly as required through Form 4 filings and, if applicable, Form 144 filings.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except for the information relating to our executive officers below, which is as of February 23, 2012, the information required by this Item 10 is incorporated herein by reference from the applicable information set forth in "Election of Directors," "Information About the Board of Directors and Its Committees" and "Security Ownership of Directors and Executive Officers – Section 16(a) Beneficial Ownership Reporting Compliance" which will be included in our definitive Proxy Statement to be filed with the SEC in connection with our 2012 Annual Meeting of Shareholders, and "Item 1 – Business – Additional Information."
Executive Officers of the Registrant
Fernando Aguirre (age 54) has been our President and Chief Executive Officer and a director since January 2004 and our Chairman since May 2004. Prior to joining us, Mr. Aguirre had served The Procter & Gamble Company ("P&G"), a manufacturer and distributor of consumer products, in various capacities for more than 20 years including in an executive capacity with P&G's Global Snacks and U.S. Food Products business units. Mr. Aguirre is also a director of Levi Strauss & Co. and Aetna Inc.
Michael J. Burness (age 49) has been our Vice President Global Quality and Food Safety since September 2008. Prior to joining us, he served as Director of Manufacturing Quality Support of PepsiCo, Inc. from September 2007 to July 2008 and as Director, Quality Support from October 2005 - September 2007. Prior to that Mr. Burness served PepsiCo, Inc. in various quality assurance positions since 2000.
Kevin R. Holland (age 50) has been our Senior Vice President and Chief People Officer since October 2007. From October 2005 to October 2007 Mr. Holland served as our Senior Vice President, Human Resources. Prior to joining us, he served as Chief People Officer of Coors Brewing Company, the primary U.S. operating subsidiary of Molson Coors Brewing Co., from 2003 to June 2005.
Joseph M. Huston (age 40) has been our President, North America since January 2011. From January 2009 to December 2010 Mr. Huston served as our Vice President of Salad Healthy Snacking and Vegetable Ingredients and from March 2007 to January 2009 he served as Vice President and Managing Director of our United Kingdom and Ireland operations. Mr. Huston served as our Vice President, Marketing including innovation, from 2004 to March 2007. Prior to joining us, Mr. Huston served P&G in various capacities for more than 11 years.
Brian W. Kocher* (age 42) has been our President, Europe and Middle East since January 2011. He served as our President, North America from October 2007 to December 2010. Mr. Kocher served as our Chief Accounting Officer from April 2005 to February 2008 and as our Vice President and Controller from April 2005 to October 2007. Prior to joining us, Mr. Kocher worked in senior sales and accounting roles for more than 10 years at several companies, including Hill-Rom, Inc., which, at the time was a subsidiary of Hillenbrand Industries, Inc. and General Electric Capital Corp., a subsidiary of General Electric Company.
D. Deverl Maserang II (age 48) has been our Senior Vice President, Product Supply Organization since February 2012. He served as Vice President, North America Product Supply from July 2011 to February 2012 and from 2003 to July 2011 served as our Vice President Supply Chain Strategy & North America Logistics. Prior to joining us, Mr. Maserang worked in senior product supply roles at several companies for more than 16 years.
Manuel Rodriguez (age 62) has been our Senior Vice President, Government and International Affairs and Corporate Responsibility Officer since March 2005. He has served us in various legal, government affairs and labor relations capacities since 1980.
Michael B. Sims* (age 53) has been our Senior Vice President and Chief Financial Officer since August 2009. He served as our Vice President, Corporate Development and Treasurer from November 2007 to August 2009 and our Vice President, Corporate Development from May 2006 to November 2007. Mr. Sims has served us in various capacities since 1988, including as our Vice President Finance and Administration - Europe from 1999 to May 2006.
James E. Thompson (age 51) has been our Senior Vice President, General Counsel and Secretary since July 2006. He served as Senior Vice President and Chief Compliance Officer from April to June 2006 and continued to serve as Chief Compliance Officer from July 2006 to March 2007; he also served as the Company's Acting Chief Compliance Officer from April 2010 to January 2011. From 2002 to April 2006, Mr. Thompson was Group Vice President, General Counsel and Secretary at McLeodUSA, Inc., a telecommunications service provider.

*Effective February 27, 2012 following the filing of this Form 10-K, Mr. Sims has resigned from the company and Mr. Kocher has been named Senior Vice President and Chief Financial Officer.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated herein by reference from the applicable information set forth in "Information About the Board of Directors and Its Committees," "Compensation of Executive Officers" and "Compensation of Directors" which will be included in Chiquita's definitive Proxy Statement to be filed with the SEC in connection with the 2012 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated herein by reference from the applicable information set forth in "Security Ownership of Chiquita's Principal Shareholders," "Security Ownership of Directors and Executive Officers" and "Equity Compensation Plan Information" which will be included in Chiquita's definitive Proxy Statement to be filed with the SEC in connection with the 2012 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE
The information required by this Item 13 is incorporated herein by reference, if any, from the applicable information set forth in "Other Information – Related Person Transactions" and "Information About the Board of Directors and Its Committees" which will be included in Chiquita's definitive Proxy Statement to be filed with the SEC in connection with the 2012 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is incorporated herein by reference from the applicable information set forth in "Other Information – Chiquita’s Independent Registered Public Accounting Firm" which will be included in Chiquita's definitive Proxy Statement to be filed with the SEC in connection with the 2012 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	1. Financial Statements. The following Consolidated Financial Statements of the company and accompanying Report of Independent Registered Public Accounting Firm are included in Exhibit 13:
2. Financial Statement Schedules. Financial Statement Schedules I—Condensed Financial Information of Registrant and II—Consolidated Allowance for Doubtful Accounts Receivable and Consolidated Change in Tax Valuation Allowance are included on pages 23 through 27 of this Annual Report on Form 10-K. All other schedules are not required under the related instructions or are not applicable. The report of the independent registered public accounting firm on these financial statement schedules for the years ended 2011, 2010 and 2009 is included on page 22 and the respective consent is attached as Exhibit 23.1. The Danone JV's Financial Statements for the years ended December 31, 2011 and 2010, which will be filed no later than 180 days after December 31, 2011, are hereby incorporated by reference.
3. Exhibits. See Index of Exhibits (pages 28 through 31) for a listing of all exhibits to this Annual Report on Form 10-K.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2012.

CHIQUITA BRANDS INTERNATIONAL, INC.

By	/s/ Fernando Aguirre
Fernando Aguirre
Chairman of the Board, President and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below as of February 27, 2012:

/s/Fernando Aguirre	Chairman of the Board, President and Chief
Fernando Aguirre	Executive Officer (Principal Executive Officer)

Kerrii B. Anderson*	Director
Kerrii B. Anderson

Howard W. Barker, Jr.*	Director
Howard W. Barker, Jr.

William H. Camp*	Director
William H. Camp

Dr. Clare M. Hasler-Lewis*	Director
Dr. Clare M. Hasler-Lewis

Jaime Serra*	Director
Jaime Serra

Jeffrey N. Simmons*	Director
Jeffrey N. Simmons

Steven P. Stanbrook*	Director
Steven P. Stanbrook

/s/ Michael B. Sims	Senior Vice President and Chief Financial
Michael B. Sims	Officer (Principal Financial Officer)

/s/ Lori A. Ritchey	Vice President, Controller and Chief Accounting
Lori A. Ritchey	Officer (Principal Accounting Officer)

* By	/s/ Lori A. Ritchey
Attorney-in-Fact**

**	By authority of powers of attorney filed with this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedules
To the Board of Directors of
Chiquita Brands International, Inc.:
Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 27, 2012 appearing in the 2011 Annual Report to Shareholders of Chiquita Brands International, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Cincinnati, OH
February 27, 2012

CHIQUITA BRANDS INTERNATIONAL, INC. – PARENT COMPANY ONLY
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheets

	December 31,
(In thousands)	2011	2010
ASSETS
Current assets:
Cash and equivalents	$—	$—
Other current assets	266	380
Total current assets	266	380
Investments in and accounts with subsidiaries	1,071,132	1,380,600
Other assets	23,332	27,576
Total assets	$1,094,730	$1,408,556
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt due within one year	$—	$—
Accounts payable and accrued liabilities	15,354	25,789
Total current liabilities	15,354	25,789
Long-term debt:
7 1/2% Senior Notes, due 2014	106,438	156,438
8 7/8% Senior Notes, due 2015	—	177,015
4.25% Convertible Notes, due 2016	143,367	134,761
Long-term debt due to subsidiary	—	141,547
Other liabilities	29,501	33,018
Total liabilities	294,660	668,568
Commitments and contingencies
Shareholders' equity	800,070	739,988
Total liabilities and shareholders' equity	$1,094,730	$1,408,556

CHIQUITA BRANDS INTERNATIONAL, INC. – PARENT COMPANY ONLY
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Statements of Operations

(In thousands)	2011	2010	2009
Net sales	$—	$—	$—
Selling, general and administrative[1]	(47,529)	(53,363)	(60,123)
Equity in earnings (losses) of subsidiaries	(63,937)	163,413	208,169
Operating income (loss)	(111,466)	110,050	148,046
Interest expense[1]	(39,702)	(43,010)	(49,296)
Interest expense to subsidiary	(8,917)	(11,030)	(7,935)
Dividend income from subsidiary	144,136	—	—
Other income (expense), net[1]	(9,415)	(255)	(724)
Income (loss) before income taxes	(25,364)	55,755	90,091
Income tax benefit	82,200	1,600	400
Net income (loss)	$56,836	$57,355	$90,491

[1]	Reclassifications were made for comparative purposes.

Condensed Statements of Cash Flow

(In thousands)	2011	2010	2009
Cash flow from operations	$—	$—	$(4)
Investments in subsidiaries	—	—	—
Cash flow from investing	—	—	—
Issuances of long-term debt	—	—	—
Deferred financing fees for long-term debt	—	—	—
Proceeds from exercise of stock options/warrants	—	—	4
Cash flow from financing	—	—	4
Change in cash and equivalents	—	—	—
Balance at beginning of period	—	—	—
Balance at end of period	$—	$—	$—

CHIQUITA BRANDS INTERNATIONAL, INC. – PARENT COMPANY ONLY
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Notes to Condensed Financial Information of Registrant

1.	All cash is owned and managed by Chiquita Brands L.L.C. ("CBL"), the main operating subsidiary of the company, acting as agent for Chiquita Brands International, Inc. ("CBII").

2.	For purposes of these condensed financial statements, CBII's investments in its subsidiaries are accounted for by the equity method.

3.
In September 2006, the board of directors suspended the payment of dividends. Any future payments of dividends would require approval of the board of directors. CBL's credit facility places customary limitations on the ability of CBL and its subsidiaries to make loans, distributions or other transfers to CBII. However, payments to CBII are permitted: (i) for all routine operating expenses in connection with the company's normal operations and to fund certain liabilities of CBII, including interest payments, whether or not any event of default exists or is continuing and (ii) subject to no continuing event of default and compliance with the financial covenants, for other financial needs, including (A) payment of dividends and distributions to shareholders, (B) repurchases of common stock and (C) certain refinancing activities.

4.
On February 12, 2008, CBII issued $200 million of 4.25% convertible senior notes due 2016 ("Convertible Notes") for approximately $194 million of net proceeds, which were used to repay subsidiary debt. The Convertible Notes pay interest semiannually at a rate of 4.25% per annum, beginning August 15, 2008. The Convertible Notes are unsecured, unsubordinated obligations of CBII and rank equally with other existing CBII debt and any other unsecured, unsubordinated indebtedness CBII may incur.

The Convertible Notes are convertible at an initial conversion rate of 44.5524 shares of common stock per $1,000 in principal amount of the Convertible Notes, equivalent to an initial conversion price of $22.45 per share of common stock. The conversion rate is subject to adjustment based on certain dilutive events.
Holders of the Convertible Notes may tender their notes for conversion between May 15 and August 14, 2016 without limitation. Prior to May 15, 2016, holders of the Convertible Notes may tender the notes for conversion only under certain circumstances, in accordance with their terms. Upon conversion, the Convertible Notes may be settled in shares, in cash or in any combination thereof at CBII's option, unless CBII makes an "irrevocable net share settlement election," in which case any Convertible Notes tendered for conversion will be settled with a cash amount equal to the principal portion together with shares of CBII's common stock to the extent that the obligation exceeds such principal portion. It is CBII's intent and policy to settle any conversion of the Convertible Notes as if it had elected to make the net share settlement in the manner set forth above. CBII initially reserved 11.8 million shares to cover conversions of the Convertible Notes.
Beginning February 19, 2014, CBII may call the Convertible Notes for redemption under certain circumstances relating to CBII’s common stock trading price.
The company’s Convertible Notes are required to be accounted for in two components: (i) a debt component included in 'Long-term debt" recorded at the estimated fair value upon issuance of a similar debt instrument without the debt-for-equity conversion feature; and (ii) an equity component included in "Shareholders’ equity" representing the estimated fair value of the conversion feature at the date of issuance. This separation results in the debt being carried at a discount compared to the principal. This discount is then accreted to the carrying value of the debt component using the effective interest rate method over the expected life of the Convertible Notes (through the maturity date). The effective interest rate on the debt component for each of the years ended December 31, 2011, 2010 and 2009 was 12.50%.

Debt and equity components of the Convertible Notes are as follows:

	December 31,
(In thousands)	2011	2010
Principal amount of debt component[1]	$200,000	$200,000
Unamortized discount	(56,633)	(65,239)
Net carrying amount of debt component	$143,367	$134,761

Equity component	$84,904	$84,904
Issuance costs and income taxes	(3,210)	(3,210)
Equity component, net of issuance costs and income taxes	$81,694	$81,694

[1]
As of December 31, 2011 and 2010, the the Convertible Notes' "if-converted" value did not exceed their principal amount because the company's common stock price was below the conversion price of the Convertible Notes.

Interest expense related to the Convertible Notes was as follows:

	December 31,
(In thousands)	2011	2010	2009
4.25% coupon interest	$8,500	$8,500	$8,500
Amortization of deferred financing fees	469	469	505
Amortization of discount on the debt component	8,606	7,623	6,753
	$17,575	$16,592	$15,758

5.
In 2011, in conjunction with the amendment and restatement of CBL's senior secured credit facility, CBII's 8 7/8% Senior Notes due in 2015 were retired through the purchase of $133 million in a tender offer at 103.333% of their par value and the call of the remaining $44 million for redemption at 102.958% of their par value. In December 2011, $50 million of its 7½% Senior Notes due 2014 were redeemed at the price of 101.250% of their par value (plus interest to the redemption date). CBL previously repurchased a total of $94 million (2010: $11 million; 2009: $28 million and 2008: $55 million) of the 7½% Senior Notes and $47 million (2010: $2 million; 2009: $9 million and 2008: $36 million) of the 8 7/8% Senior Notes in the open market at a small discount (see Note 10 to the Consolidated Financial Statements included in Exhibit 13). These repurchased Senior Notes were held by CBL as permitted investments under the terms of its senior secured credit facility until 2011 when the repurchased Senior Notes were retired. Prior to 2011, the repurchased Senior Notes were included on the Condensed Balance Sheets as "Long-term debt due to subsidiary" with the related interest expense paid or due to CBL on the Condensed Statements of Operations as 'Interest expense to subsidiary." These amounts are eliminated in consolidation in the Consolidated Financial Statements included in Exhibit 13. Amounts previously held by CBL, premiums and fees paid by CBL to retire the 8 7/8% Senior Notes and a portion of the 7½% Senior Notes were received by CBII as a dividend from CBL, which was permitted by CBL's senior secured credit facility and was not considered to be a fixed charge under CBL's financial maintenance covenants under that senior secured credit facility.

CHIQUITA BRANDS INTERNATIONAL, INC.
SCHEDULE II – CONSOLIDATED ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

(In thousands)	2011	2010	2009
Balance at beginning of period	$9,497	$9,619	$9,132
Additions:
Charged to costs and expenses	2,877	2,161	2,918
	2,877	2,161	2,918
Deductions:
Write-offs	5,102	1,651	2,444
Foreign exchange and other, net	867	632	(13)
	5,969	2,283	2,431
Balance at end of period	$6,405	$9,497	$9,619

SCHEDULE II – CONSOLIDATED CHANGE IN TAX VALUATION ALLOWANCE

(In thousands)	2011	2010	2009
Balance at beginning of period	$202,943	$244,915	$239,941
Additions:
Foreign net deferred tax assets	1,031	—	25,738
Prior year U.S. NOL adjustments	773	558	4,240
	1,804	558	29,978
Deductions:
U.S. net deferred tax assets	5,368	13,876	18,489
Valuation allowance release	86,980	—	—
Foreign net deferred tax assets	—	18,529	—
Prior year foreign NOL adjustments	8,123	10,125	6,515
	100,471	42,530	25,004
Balance at end of period	$104,276	$202,943	$244,915

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

*4.1
Indenture, dated as of September 28, 2004, between Chiquita Brands International, Inc. and LaSalle Bank National Association, as trustee, relating to $250 million aggregate principal amount of 7 1/2% Senior Notes due 2014. (Exhibit 4.1 to Current Report on Form 8-K filed September 30, 2004)

*4.2
First Supplemental Indenture, dated as of February 4, 2008, between Chiquita Brands International, Inc. and LaSalle Bank National Association, as trustee, relating to $250 million aggregate principal amount of 7 1/2% Senior Notes due 2014. (Exhibit 4.1 to Current Report on Form 8-K filed February 12, 2008)

*4.3
Instrument of Resignation, Appointment and Acceptance, dated as of January 20, 2009, between Chiquita Brands International, Inc., Bank of America, N.A., as successor by merger to LaSalle Bank National Association, and Wells Fargo Bank, National Association, relating to $250 million aggregate principal amount of 7 1/2% Senior Notes due 2014. (Exhibit 4.6 to Annual Report on Form 10-K for the year ended December 31, 2008)

*4.4
Indenture, dated as of February 1, 2008, between Chiquita Brands International, Inc. and LaSalle Bank National Association, as trustee, relating to $200 million aggregate principal amount of 4.25% Convertible Senior Notes due 2016. (Form of indenture filed as Exhibit 4.1 to Registration Statement on Form S-3 filed March 8, 2005)

*4.5
First Supplemental Indenture, dated as of February 12, 2008, between Chiquita Brands International, Inc. and LaSalle Bank National Association, as trustee, containing the terms of $200 million aggregate principal amount of 4.25% Convertible Senior Notes due 2016. (Exhibit 4.2 to Current Report on Form 8-K filed February 12, 2008)

*4.6
Instrument of Resignation, Appointment and Acceptance, dated as of January 20, 2009, between Chiquita Brands International, Inc., Bank of America, N.A., as successor by merger to LaSalle Bank National Association, and Wells Fargo Bank, National Association, relating to $200 million aggregate principal amount of 4.25% Convertible Senior Notes due 2016. (Exhibit 4.11 to Annual Report on Form 10-K for the year ended December 31, 2008)

*10.1
Plea Agreement among Chiquita Brands International, Inc., the United States Attorney's Office for the District of Columbia and the National Security Division of the Department of Justice, as of March 19, 2007 accepted by the United States District Court for the District of Columbia on September 17, 2007. (Exhibit 10.1 to Current Report on Form 8-K filed March 20, 2007)

*10.2
Amended and Restated Credit Agreement dated as of July 26, 2011, among Chiquita Brands International, Inc., Chiquita Brands L.L.C., certain financial institutions as lenders, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, as administrative agent, letter of credit issuer, swing line lender, lead arranger and bookrunner, conformed to include amendments included in First Amendment to the Amended and Restated Credit Agreement and Consent entered into as of October 5, 2011. (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

Executive Compensation Plans and Agreements

*10.3	Chiquita Brands International, Inc. Capital Accumulation Plan, conformed to include amendments through July 8, 2008. (Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

*10.4
Amendment effective as of January 1, 2009 to the Chiquita Brands International, Inc. Capital Accumulation Plan. (Exhibit 10.14 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

*+10.5	Second Amendment to the Chiquita Brands International, Inc. Capital Accumulation Plan dated as of December 15, 2010. (Exhibit 10.13 to Annual Report on Form 10-K for the year ended December 31, 2010)

*10.6
Guaranty, dated March 12, 2001, by Chiquita Brands, Inc. (n/k/a Chiquita Brands L.L.C.) of obligations of Chiquita Brands International, Inc., under its Capital Accumulation Plan. (Exhibit 10-I to Annual Report on Form 10-K for the year ended December 31, 2000)

*10.7	Amended and Restated Directors Deferred Compensation Program, conformed to include amendments through July 8, 2008. (Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

10.8	Executive Officer Severance Pay Plan, conformed to include amendments through January 30, 2012

*10.9	Form of Change in Control Severance Agreement being used on and after August 22, 2011 (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

*10.10
Chiquita Brands International, Inc. Chiquita Stock and Incentive Plan, conformed to include amendments through March 31, 2010. (Appendix A to Proxy Statement filed as part of Schedule 14A on April 13, 2010)

*+10.11	Long-Term Incentive Program 2010-2012 Terms, as amended through September 28, 2010 (Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

*+10.12	Long-Term Incentive Program 2011-2013 Terms (Exhibit 10.22 to Annual Report on Form 10-K for the year ended December 31, 2010)

*10.13	Form of Stock Option Agreement with non-management directors of the company (Exhibit 10-p to Annual Report on Form 10-K for the year ended December 31, 2002)

*10.14	Form of Restricted Share Agreement with non-management directors (Exhibit 10-u to Annual Report on Form 10-K for the year ended December 31, 2002)

*10.15	Form of Stock Option Agreement for employees, including executive officers (Exhibit 10-r to Annual Report on Form 10-K for the year ended December 31, 2002)

*10.16
Form of Stock Appreciation Right Agreement with certain non-U.S. employees, which may include executive officers (Exhibit 10-b to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

*10.17
Form of Restricted Stock Award and Agreement for employees, including executive officers, approved on July 6, 2006, applicable to grantees who may attain “Retirement” prior to issuance of the shares. (Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

*10.18
Form of Restricted Stock Award and Agreement for employees, including executive officers, approved on July 6, 2006, applicable to grantees who will not attain “Retirement” prior to issuance of the shares. (Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

*10.19
Form of Amendment to Restricted Stock Award and Agreement with non-management directors which is compliant with IRC§409A. (Exhibit 10.10 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

*10.20
Form of Restricted Stock Award and Agreement with non-management directors approved on July 15, 2009 used after July 15, 2009. (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

*+10.21
Form of Restricted Stock Award and Agreement for employees, including executive officers, approved on July 15, 2009, applicable to grantees who may attain “Retirement” prior to issuance of the shares. (Exhibit 10.10 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

*+10.22
Form of Restricted Stock Award and Agreement for employees, including executive officers, approved on July 15, 2009, applicable to grantees who will not attain “Retirement” prior to issuance of the shares. (Exhibit 10.11 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

*10.23
Form of Restricted Stock Award and Agreement for employees, including executive officers, approved on February 14, 2011, applicable to grantees who may attain “Retirement” prior to issuance of the shares. (Exhibit 10.37 to Annual Report on Form 10-K for the year ended December 31, 2010)

*10.24
Form of Restricted Stock Award and Agreement for employees, including executive officers, approved on February 14, 2011, applicable to grantees who will not attain “Retirement” prior to issuance of the shares. (Exhibit 10.38 to Annual Report on Form 10-K for the year ended December 31, 2010)

*10.25
Employment Agreement dated and effective January 12, 2004 between Chiquita Brands International, Inc. and Fernando Aguirre, including Form of Restricted Share Agreement for 110,000 shares of Common Stock (time vesting) (Exhibit A), Form of Restricted Share Agreement for 150,000 shares of Common Stock (performance vesting) (Exhibit B) and Form of Non-Qualified Stock Option Agreement with respect to an aggregate of 325,000 shares of Common Stock (Exhibit C) (Exhibit 10.1 to Current Report on Form 8-K filed January 14, 2004)

*10.26	Letter Agreement, dated April 12, 2007 and effective April 15, 2007, between Chiquita Brands International, Inc. and Fernando Aguirre (Exhibit 10.1 to Current Report on Form 8-K filed April 17, 2007)

*10.27
Amendment dated July 30, 2008 to the Employment Agreement dated January 12, 2004 as amended April 12, 2007, between Chiquita Brands International, Inc. and Fernando Aguirre, for compliance with IRC §409A (Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

*+10.28	Employment Agreement dated August 18, 2010 between Chiquita Brands International Sàrl and Brian W. Kocher (Exhibit 10.12 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.29	Separation Agreement effective November 3, 2011 between Tanios Viviani and Chiquita Brands International, Inc.

13
Chiquita Brands International, Inc. consolidated financial statements, management's discussion and analysis of financial condition and results of operations, and selected financial data to be included in its 2011 Annual Report to Shareholders.

21	Chiquita Brands International, Inc. Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24	Powers of Attorney

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

*	Incorporated by reference.

**
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

+	Portions of these exhibits have been omitted pursuant to a request for confidential treatment. The omitted portions have been filed with the Commission.