Form 10-Q
period 2012-03-31
CHIQUITA BRANDS INTERNATIONAL INC
filed 2012-05-10
CIK 101063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 4, 2012, there were 45,940,972 shares of Common Stock outstanding.

Chiquita Brands International, Inc.

PART I – Financial Information
Item 1 – Financial Statements
Chiquita Brands International, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Quarter ended March 31,
(In thousands, except share data)	2012	2011
Net sales	$793,484	$824,463
Cost of sales	703,173	688,058
Selling, general and administrative	69,607	76,511
Depreciation	13,224	12,867
Amortization	2,348	2,349
Equity in losses of investees	1,703	2,478
Relocation costs	3,863	—
Operating income (loss)	(434)	42,200
Interest income	899	1,110
Interest expense	(10,507)	(14,208)
Income (loss) before income taxes	(10,042)	29,102
Income tax expense	(1,100)	(4,900)
Net income (loss)	$(11,142)	$24,202

Earnings (loss) per common share – basic	$(0.24)	$0.53
Earnings (loss) per common share – diluted	$(0.24)	$0.52
See Notes to Condensed Consolidated Financial Statements.

Chiquita Brands International, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Quarter ended March 31,
(In thousands)	2012	2011
Net income (loss)	$(11,142)	$24,202
Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation losses	(137)	(695)

Change in fair value of available-for-sale investment	490	258

Unrealized gains on derivatives for the period	17,789	38,045
Gains reclassified from OCI into net income	(9,895)	(5,410)
Unrealized gains on derivatives	7,894	32,635

Actuarial gains for the period	111	4,902
Amortization included in pension cost, net of ($281) and $0 of income tax expense (benefit)	546	250
Defined benefit pension and severance plans	657	5,152
	8,904	37,350
Comprehensive income (loss)	$(2,238)	$61,552
See Notes to Condensed Consolidated Financial Statements.

Chiquita Brands International, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)	March 31, 2012	December 31, 2011	March 31, 2011
ASSETS
Current assets:
Cash and equivalents	$40,788	$45,261	$113,595
Trade receivables (less allowances of $6,687, $6,405 and $9,592)	320,504	266,555	334,215
Other receivables, net	68,821	66,804	107,916
Inventories	231,115	238,279	218,729
Prepaid expenses	50,069	43,177	43,000
Other current assets	45,279	44,597	45,606
Total current assets	756,576	704,673	863,061
Property, plant and equipment, net	367,511	369,687	348,087
Investments and other assets, net	127,688	132,233	161,716
Trademarks	449,085	449,085	449,085
Goodwill	176,884	176,584	176,584
Other intangible assets, net	103,342	105,697	112,634
Total assets	$1,981,086	$1,937,959	$2,111,167
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$16,730	$16,774	$20,158
Accounts payable	280,828	251,572	262,705
Accrued liabilities	126,414	114,979	139,237
Total current liabilities	423,972	383,325	422,100
Long-term debt, net of current portion	553,825	555,705	610,989
Accrued pension and other employee benefits	77,987	76,903	68,482
Deferred gain – sale of shipping fleet	28,842	34,553	45,151
Deferred tax liabilities	41,007	43,248	120,196
Other liabilities	55,094	44,155	39,364
Total liabilities	1,180,727	1,137,889	1,306,282
Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par value (45,932,034, 45,777,760 and 45,414,157 shares outstanding, respectively)	459	458	454
Capital surplus	829,527	827,001	818,354
Accumulated deficit	(30,221)	(19,079)	(51,713)
Accumulated other comprehensive income (loss)	594	(8,310)	37,790
Total shareholders’ equity	800,359	800,070	804,885
Total liabilities and shareholders’ equity	$1,981,086	$1,937,959	$2,111,167
See Notes to Condensed Consolidated Financial Statements.

Chiquita Brands International, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	Quarter ended March 31,
(In thousands)	2012	2011
Cash provided (used) by:
OPERATIONS
Net income (loss)	$(11,142)	$24,202
Depreciation and amortization	15,572	15,216
Deferred income taxes	(1,881)	1,072
Amortization of discount on Convertible Notes	2,320	2,055
Equity in losses of investees	1,703	2,478
Amortization of gain on sale of the shipping fleet	(5,711)	(3,533)
Stock-based compensation	2,171	3,624
Changes in current assets and liabilities and other	9,874	(70,823)
Operating cash flow	12,906	(25,709)
INVESTING
Capital expenditures	(11,798)	(12,354)
Other, net	(860)	229
Investing cash flow	(12,658)	(12,125)
FINANCING
Repayments of long-term debt	(4,721)	(5,052)
Borrowings under the revolving credit facility	30,000	—
Repayments of revolving credit facility	(30,000)	—
Financing cash flow	(4,721)	(5,052)
Decrease in cash and equivalents	(4,473)	(42,886)
Balance at beginning of period	45,261	156,481
Balance at end of period	$40,788	$113,595
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
See Notes to Consolidated Financial Statements included in the company’s 2011 Annual Report on Form 10-K for additional information relating to the company’s Consolidated Financial Statements. The December 31, 2011 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Note 1 – Earnings Per Share
Basic and diluted earnings (loss) per common share ("EPS") are calculated as follows:

	Quarter ended March 31,
(In thousands, except per share amounts)	2012	2011
Net income (loss)	$(11,142)	$24,202

Weighted average common shares outstanding (used to calculate basic EPS)	45,840	45,329
Dilutive effect of warrants, stock options and other stock awards	—	886
Weighted average common shares outstanding (used to calculate diluted EPS)	45,840	46,215

Earnings (loss) per common share – basic	$(0.24)	$0.53
Earnings (loss) per common share – diluted	$(0.24)	$0.52
If the company had generated net income for the first quarter of 2012, an additional 0.7 million shares would have been used to calculate diluted EPS. The assumed conversions to common stock of stock options, other stock awards and 4.25% Convertible Senior Notes due 2016 ("Convertible Notes") are excluded from the diluted EPS computations for periods in which these items, on an individual basis, have an anti-dilutive effect on diluted EPS. For the quarters ended March 31, 2012 and 2011, assumed conversion of the Convertible Notes would have been anti-dilutive because the average trading price of the common shares was below the conversion price of $22.45 per share. Additionally, shares were excluded from the diluted EPS calculation related to restricted stock, stock options and long term incentive plans because they were anti-dilutive. These excluded shares were 1.5 million and 0.8 million for the quarters ended March 31, 2012 and 2011, respectively.
Note 2– Relocation and Severance
Late in 2011, the company committed to relocate its corporate headquarters from Cincinnati, Ohio to Charlotte, North Carolina, affecting approximately 300 positions. At the same time, the company committed to consolidate other corporate functions by bringing to Charlotte more than 100 additional positions currently spread across the U.S. to improve execution and accelerate decision-making. The relocation will occur in 2012 and is expected to cost approximately $30 million through 2013 (including capital expenditures of approximately $5 million after allowances from the landlord) of which a significant portion is expected to be recaptured through state, local and other incentives through 2022. One-time termination costs for affected employees include severance under the company's severance plans and, in some cases, retention awards, both of which require employees to continue providing services until their termination dates in order to be eligible for payment. Estimated payouts under the company's severance plans were accrued at the time the relocation was announced and estimated payouts of retention awards will be accrued over the remaining service period. Relocation, recruiting and other costs are being expensed as incurred. Restricted stock unit awards granted as relocation incentives will be expensed over the vesting periods.
A reconciliation of the accrual for the relocation that is included in "Accrued liabilities" is as follows:

(In thousands)	One-Time Termination Costs	Relocation, Recruiting and Other Costs	Total Exit Costs	Other Relocation Costs	Total
December 31, 2011	$5,303	$244	$5,547	$108	$5,655
Amounts expensed	1,131	2,384	3,515	348	3,863
Amounts paid	(535)	(1,500)	(2,035)	(456)	(2,491)
March 31, 2012	$5,899	$1,128	$7,027	$—	$7,027

Note 3 – Finance Receivables
Finance receivables were as follows:

	March 31, 2012		December 31, 2011		March 31, 2011
(In thousands)	Grower Receivables	Seller Financing	Grower Receivables	Seller Financing	Grower Receivables	Seller Financing
Gross receivable	$46,862	$33,868	$46,188	$35,021	$71,814	$39,196
Reserve	(37,710)	—	(37,519)	—	(4,796)	—
Net receivable	$9,152	$33,868	$8,669	$35,021	$67,018	$39,196

Current portion, net	$9,152	$4,448	$8,669	$4,771	$46,644	$5,623
Long-term portion, net	—	29,420	—	30,250	20,374	33,573
Net receivable	$9,152	$33,868	$8,669	$35,021	$67,018	$39,196
Activity in the reserve for grower receivables is as follows:

	Quarter Ended March 31,
(In thousands)	2012	2011
Beginning of period	$37,519	$4,552
Charged to costs and expenses	382	246
Recoveries	(191)	—
Write-offs	—	—
Foreign exchange and other	—	(2)
End of period	$37,710	$4,796
Seasonal advances may be made to certain qualified growers of other produce, which are normally collected as the other produce is harvested and sold. The company generally requires asset liens and pledges of the season's produce as collateral to support these advances. If sales of the season's produce do not result in full repayment of the advance, the company may exercise the collateral provisions or renegotiate the terms, including terms of interest, to collect the remaining balance. The company also carries payables to growers related to revenue collected from the sale of the other produce that is subsequently remitted to the grower, less outstanding grower advances and a margin retained by the company based upon the terms of the contract. Grower payables of $3 million, $1 million and $9 million at March 31, 2012, December 31, 2011 and March 31, 2011, respectively, are included in "Accounts payable" in the Condensed Consolidated Balance Sheets.
Of the total gross balance of grower receivables, $32 million (all of which is classified as long-term), $32 million (all of which is classified as long-term) and $50 million ($20 million of which is classified as long-term) relates to a Chilean grower of grapes and other produce as of March 31, 2012, December 31, 2011 and March 31, 2011, respectively. In 2011, the company recorded a reserve of $32 million for advances made to this Chilean grower based upon additional information received during the quarter on the grower’s credit quality, lower than expected collections through the 2010-2011 Chilean grape season and a decision to change the company's grape sourcing model. Late in 2011, the Chilean grower was declared bankrupt; the company continues to aggressively negotiate recovery with the bankruptcy trustee and other creditors of the grower.
The company provided seller financing in the 2009 sale of the former joint venture that sourced bananas and pineapples from the Philippines for sale in the Middle East and Asia. The financing for the sale of this joint venture is a note receivable in equal installments through 2019. The company also provided seller financing in the 2004 sale of its former Colombian subsidiary in the form of a note receivable in equal installments through May 2012. The terms of the seller financing were based on the earnings power of the businesses sold. Payments are current on both seller financing notes receivable.
Note 4 – Inventories
Inventories consist of the following:

(In thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Finished goods	$82,119	$91,595	$77,449
Growing crops	73,208	72,382	71,741
Raw materials, supplies and other	75,788	74,302	69,539
	$231,115	$238,279	$218,729

Note 5 – Debt
The carrying values of the company's debt represent amortized cost and are summarized below with estimated fair values:

	March 31, 2012		December 31, 2011		March 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(In thousands)
Parent company[1] :
7½% Senior Notes due 2014	$106,438	$107,000	$106,438	$107,000	$156,438	$159,000
8 7/8% Senior Notes due 2015	N/A	N/A	N/A	N/A	177,015	183,000
4.25% Convertible Senior Notes due 2016	145,687	184,000	143,367	172,000	136,816	205,000
Subsidiary[2]:
Credit Facility Term Loan	317,625	317,000	321,750	321,000	N/A	N/A
Preceding Credit Facility	N/A	N/A	N/A	N/A	160,000	159,000
Other	805	800	924	900	878	850
Less current portion	(16,730)		(16,774)		(20,158)
Total long-term debt	$553,825		$555,705		$610,989

[1]
The fair value of the parent company debt is based on observable inputs, which include quoted prices for similar assets or liabilities in an active market and market-corroborated inputs (Level 2). See also Note 7 for discussion of fair value.

[2]
Credit facilities and other subsidiary debt may be traded on the secondary loan market, and the fair value of the Term Loan is based on either the last available trading price, if recent, or trading prices of comparable debt (Level 3). See also Note 7 for discussion of fair value.

7 1/2% AND 8 7/8% SENIOR NOTES
The 7½% Senior Notes are callable, in whole or from time to time in part at 101.25% of par value and at par value after November 1, 2012. The indentures for the 7½% Senior Notes contain covenants that limit the ability of the company and its subsidiaries to incur debt and issue preferred stock, dispose of assets, make investments, pay dividends or make distributions in respect of the company's capital stock, create liens, merge or consolidate, issue or sell stock of subsidiaries, enter into transactions with certain shareholders or affiliates, and guarantee company debt. These covenants are generally less restrictive than the covenants under the Credit Facility or the prior CBL Facility. The 8 7/8% Senior Notes were retired in 2011.
4.25% CONVERTIBLE SENIOR NOTES
The company's $200 million of Convertible Notes:

•	are unsecured, unsubordinated obligations of the parent company and rank equally with the company's 7½% Senior Notes.

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

•
may be settled, upon conversion, in shares, in cash or in any combination thereof at the company's option; the company's current intent and policy is to settle with a cash amount equal to the principal portion together with shares of the company's common stock to the extent that the obligation exceeds such principal portion.

•	are callable for redemption beginning February 19, 2014, under certain circumstances relating to the company's common stock trading price.

•
are accounted for in two components: (i) a debt component included in "Long-term debt, net of current portion" recorded at the issuance date, representing the estimated fair value of a similar debt instrument without the debt-for-equity conversion feature; and (ii) an equity component included in "Capital surplus" representing the issuance date estimated fair value of the conversion feature. This separation results in the debt being carried at a discount, which is accreted to the principal amount of the debt component using the effective interest rate method over the expected life of the Convertible Notes (through the maturity date).

To estimate the fair value of the debt component upon issuance, the company discounted the principal balance to result in an effective interest rate of 12.50%, the rate of similar instruments without the debt-for-equity conversion feature at the issuance date; this was also the effective interest rate in the first quarters of 2012 and 2011. The fair value of the equity component was estimated as the difference between the full principal amount and the estimated fair value of the debt component, net of an allocation of issuance costs and income tax effects. These were Level 3 fair value measurements (described in Note 7) and will be reconsidered in the event that any of the Convertible Notes are converted.
The carrying amounts of the debt and equity components of the Convertible Notes are as follows:

(In thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Principal amount of debt component[1]	$200,000	$200,000	$200,000
Unamortized discount	(54,313)	(56,633)	(63,184)
Net carrying amount of debt component	$145,687	$143,367	$136,816
Equity component	$84,904	$84,904	$84,904
Issuance costs and income taxes	(3,210)	(3,210)	(3,210)
Equity component, net of issuance costs and income taxes	$81,694	$81,694	$81,694

[1]
As of March 31, 2012, December 31, 2011 and March 31, 2011, the Convertible Notes' "if-converted" value did not exceed their principal amount because the company's common stock price was below the conversion price of the Convertible Notes.

The interest expense related to the Convertible Notes was as follows:

	Quarter ended March 31,
(In thousands)	2012	2011
4.25% coupon interest	$2,125	$2,125
Amortization of deferred financing fees	117	117
Amortization of discount on the debt component	2,320	2,055
Total interest expense related to the Convertible Notes	$4,562	$4,297
CREDIT FACILITY
Chiquita Brands L.L.C. ("CBL"), the company's main operating subsidiary, maintains an amended and restated senior secured credit facility ("Credit Facility") that replaced the remaining portions of CBL's Preceding Credit Facility (defined below). At inception, the Credit Facility consisted of a $330 million senior secured term loan ("Term Loan") and a $150 million senior secured revolving facility ("Revolver") both maturing July 26, 2016 (May 1, 2014, if the company does not repay, refinance or otherwise extend the maturity of the 7½% Senior Notes by such date). The Credit Facility can be increased by $50 million under certain circumstances.
The interest rate for the Term Loan is based on LIBOR plus a spread based on CBII's leverage ratio and was 3.50% and 3.56% at March 31, 2012 and December 31, 2011, respectively. The Term Loan requires quarterly principal repayments of $4 million beginning September 30, 2011 through June 30, 2013 and quarterly principal repayments of $8 million beginning September 30, 2013 through March 31, 2016, with any remaining principal balance due at June 30, 2016 subject to the early maturity clause described above. The Term Loan may be repaid without penalty, but amounts repaid under the Term Loan may not be reborrowed.
The Revolver has a $100 million sublimit for letters of credit, subject to a $50 million sublimit for non-U.S. currency letters of credit. The company is required to pay a commitment fee on the daily unused portion of the Revolver of 0.375% to 0.50% depending on CBII's leverage ratio. In January 2012, the company borrowed $30 million under the revolving credit facility at a 3.31% interest rate based on CBII's leverage ratio of LIBOR plus a spread to fund seasonal working capital needs and repaid the balance in February 2012. At March 31, 2012 there were no borrowings under the Revolver other than having used $21 million to support letters of credit, leaving an available balance of $129 million. At December 31, 2011 there were no borrowings under the Revolver other than having used $26 million to support letters of credit, leaving an available balance of $124 million. In April 2012, the company borrowed $20 million under the revolving credit facility to fund seasonal working capital needs.

The Credit Facility contains two financial maintenance covenants each measured for the most recent four fiscal quarter period, a CBL (operating company) leverage ratio (debt divided by EBITDA, as defined in the Credit Facility) that is no higher than 3.50x and a fixed charge ratio (the sum of CBL's EBITDA plus Net Rent divided by Fixed Charges, as defined in the Credit Facility) that is at least 1.15x. The Credit Facility's financial covenants exclude changes in generally accepted accounting principles effective after December 31, 2010. EBITDA, as defined in the Credit Facility, excludes certain non-cash items including stock compensation and impairments. Fixed Charges, as defined in the Credit Facility, includes interest payments and distributions by CBL to CBII other than for normal overhead expenses, net rent and net lease expense. Net rent and net lease expense, as defined in the Credit Facility, exclude the estimated portion of ship charter costs that represents normal vessel operating expenses. Debt for purposes of the leverage covenant includes subsidiary debt plus letters of credit outstanding and synthetic leases ($59 million at March 31, 2012), which are operating leases under generally accepted accounting principles, but are capital leases for tax purposes. In order to achieve long-term strategic goals, the company will need an appropriate level of flexibility in its capital structure, and continues to proactively monitor and manage this flexibility in light of current and anticipated market and other conditions impacting the business and results of operations.  While the company is currently in full compliance with all financial covenants in our debt agreements at March 31, 2012, the company recently began working with the agent bank of its Senior Credit Facility in an effort to amend the Credit Facility to provide the appropriate level of flexibility to execute company strategy, absorb the current volatility inherent in its business and pursue value enhancing transactions that may accelerate the achievement of the company's goals.  There can be no assurance if or when the company will enter into such an amendment or the final terms of any such amendment.
PRECEDING CREDIT FACILITY
The preceding senior secured credit facility ("Preceding Credit Facility") consisted of a senior secured term loan (the "Preceding Term Loan") and a $150 million senior secured revolving credit facility (the "Preceding Revolver"). The interest rate for the Preceding Term Loan was based on LIBOR plus a spread based on CBII's leverage ratio and was 4.00% at March 31, 2011. The Preceding Term Loan required quarterly principal repayments of $5.0 million after March 31, 2010 until it was amended and restated by the Credit Facility. There were no borrowings under the Preceding Revolver other than having used $22 million to support letters of credit leaving an available balance of $128 million at March 31, 2011. The company was required to pay a fee of 0.50% per annum on the daily unused portion of the Preceding Revolver.
Note 6 – Hedging
Derivative instruments are carried at fair value in the Condensed Consolidated Balance Sheets. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gains or losses is deferred as a component of "Accumulated other comprehensive income (loss)" and reclassified into net income in the same period during which the hedged transaction affects net income. Gains and losses on derivatives representing hedge ineffectiveness are recognized in net income currently. See further information regarding fair value measurements and balances of derivatives in Note 7.
Periodically, the company uses average rate euro put options, collars and forward contracts to manage its exposure to exchange rates on the conversion of euro-based revenue into U.S. dollars. Average rate euro put options require an upfront premium payment and reduce the risk of a decline in the value of the euro without limiting the benefit of an increase in the value of the euro. Collars (involving an average rate euro put and call option) reduce our net option premium expense, but limit the benefit from an increase in the value of the euro. Average rate forward contracts lock in the value of the euro and do not require an upfront premium. At March 31, 2012 there were no average rate euro put options, collars or forward contracts outstanding.
Most of the company's foreign operations use the U.S. dollar as their functional currency. As a result, balance sheet translation adjustments due to currency fluctuations are recognized currently in "Cost of sales." To minimize the resulting volatility, the company also enters into 30-day euro forward contracts each month to economically hedge the net monetary assets exposed to euro exchange rates. These 30-day euro forward contracts are not designated as hedging instruments, and gains and losses on these forward contracts are recognized currently in "Cost of sales." In the first quarter of 2012, the company recognized $5 million of losses on 30-day euro forward contracts and $6 million of gains from fluctuations in the value of the net monetary assets exposed to euro exchange rates. In the first quarter of 2011, the company recognized $7 million of losses on 30-day euro forward contracts and $9 million of gains from fluctuations in the value of the net monetary assets exposed to euro exchange rates.

The company also enters into bunker fuel forward contracts for its shipping operations, which permit it to lock in fuel purchase prices for up to three years and thereby minimize the volatility that changes in fuel prices could have on its operating results. These bunker fuel forward contracts are designated as cash flow hedging instruments. In 2011, the company reduced its expected total bunker fuel consumption and changed the ports where bunker fuel is purchased through the implementation of a new shipping configuration. These changes resulted in 2011 recognition of unrealized gains on positions that were originally intended to hedge bunker fuel purchases in future periods because the forecasted fuel purchases, as documented by the company, became probable not to occur. Cash flow hedging relationships of many of the affected bunker fuel forward contracts were reapplied to other bunker fuel purchases; however, accounting standards require these to be based on the market prices at the date the new hedging relationships were established, even though there is no change in the hedging instrument.
At March 31, 2012, the company's hedge portfolio was comprised of the following outstanding positions:

	Notional Amount	Contract Average Rate/Price	Settlement Period
Derivatives designated as hedging instruments:
3.5% Rotterdam Barge/Singapore 180 fuel derivatives:
Bunker fuel forward contracts[1]	66,046 mt	$463/mt	2012
Bunker fuel forward contracts[1]	76,701 mt	$497/mt	2013
Bunker fuel forward contracts[1]	85,976 mt	$587/mt	2014
Derivatives not designated as hedging instruments:
30-day euro forward contracts	€81 million	$1.33/€	Apr. 2012

[1]
As described in the paragraph above, new cash flow hedge relationships were established for certain bunker fuel forward contracts in 2011. These changes resulted in hedge rates for accounting purposes that are different from those in the hedge contract terms.

Activity related to the company's derivative assets and liabilities designated as hedging instruments is as follows:

	March 31, 2012		March 31, 2011
(In thousands)	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Currency Hedge Portfolio	Bunker Fuel Forward Contracts
Balance at beginning of year	$5,232	$14,754	$293	$27,314
Realized (gains) losses included in net income	(4,381)	(5,514)	1,586	(5,428)
Purchases (sales), net [1]	—	—	5,013	—
Changes in fair value	(851)	19,471	(2,688)	37,938
Balance at March 31	$—	$28,711	$4,204	$59,824

[1]
Purchases (sales) represent the cash premiums paid upon the purchase of euro put options or received upon the sale of euro call options in the currency hedge portfolio. Bunker fuel forward contracts require no up-front cash payment and have an initial fair value of zero; instead any gain or loss on the forward contracts (swaps) is settled in cash upon the maturity of the forward contracts.

Deferred net gains (losses) in "Accumulated other comprehensive income (loss)" at March 31, 2012 are expected to be reclassified into income as follows:

Expected Period of Recognition	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Total
2012	$—	$14,179	$14,179
2013	—	9,849	9,849
2014	—	1,530	1,530
	$—	$25,558	$25,558
The following table summarizes the effect of the company's derivatives designated as cash flow hedging instruments on OCI and earnings:

	Quarter ended March 31, 2012			Quarter ended March 31, 2011
(In thousands)	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Total	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Total
Gain (loss) recognized in OCI on derivative (effective portion)	$(851)	$18,640	$17,789	$466	$37,579	$38,045
Gain (loss) reclassified from accumulated OCI into income (effective portion)[1]	4,381	5,514	9,895	(18)	5,428	5,410
Gain (loss) recognized in income on derivative (ineffective portion)[1]	—	830	830	—	359	359

[1]
Both the gain (loss) reclassified from accumulated OCI into income (effective portion) and the gain (loss) recognized in income on derivative (ineffective portion), if any, are included in "Net sales" for the currency hedge portfolio and "Cost of sales" for bunker fuel forward contracts.

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
The following table summarizes financial assets and liabilities at fair value including derivative instruments on a gross basis and the location of these instruments on the Condensed Consolidated Balance Sheets:

		Assets (Liabilities)	Fair Value Measurements Using
(In thousands)	Balance Sheet Location	at Fair Value	Level 1	Level 2	Level 3
March 31, 2012
Derivatives[1] :
30-day euro forward contracts	Other current assets	(313)	—	(313)	—
30-day euro forward contracts	Accrued Liabilities	(53)	—	(53)
Bunker fuel forward contracts	Other current assets	27,440	—	27,440	—
Bunker fuel forward contracts	Other current assets	(8,533)	—	(8,533)	—
Bunker fuel forward contracts	Investments & other assets, net	13,797	—	13,797	—
Bunker fuel forward contracts	Investments & other assets, net	(3,993)	—	(3,993)	—
Available-for-sale investment	Investments & other assets, net	3,174	3,174	—	—
		$31,519	$3,174	$28,345	$—
December 31, 2011
Derivatives[1] :
Currency hedge portfolio	Other current assets	$5,232	$—	$5,232	$—
30-day euro forward contracts	Other current assets	650	—	650	—
Bunker fuel forward contracts	Other current assets	17,490	—	17,490	—
Bunker fuel forward contracts	Other current assets	(5,460)	—	(5,460)	—
Bunker fuel forward contracts	Investments and other assets, net	7,232	—	7,232	—
Bunker fuel forward contracts	Investments and other assets, net	(3,990)	—	(3,990)	—
Bunker fuel forward contracts	Other liabilities	577	—	577	—
Bunker fuel forward contracts	Other liabilities	(1,095)	—	(1,095)	—
Available-for-sale investment	Investments & other assets, net	2,683	2,683	—	—
		$23,319	$2,683	$20,636	$—
March 31, 2011
Derivatives[1] :
Currency hedge portfolio	Other current assets	$6,411	$—	$6,411	$—
Currency hedge portfolio	Other current assets	(2,207)	—	(2,207)	—
Bunker fuel forward contracts	Other current assets	36,717	—	36,717	—
Bunker fuel forward contracts	Investments and other assets, net	23,107	—	23,107	—
30-day euro forward contracts	Other current assets	(610)	—	(610)	—
Available-for-sale investment	Investments & other assets, net	3,166	3,166	—	—
		66,584	3,166	63,418	—

[1]
Currency hedge portfolio and bunker fuel forward contracts are designated as hedging instruments. 30-day euro forward contracts are not designated as hedging instruments. To the extent derivatives in an asset position and derivatives in a liability position are with the same counterparty, they are netted in the Condensed Consolidated Balance Sheets because the company enters into master netting arrangements with each of its hedging partners. See also Note 6.

The company values fuel hedging positions by applying an observable discount rate to the current forward prices of identical hedge positions. The company values currency hedging positions by utilizing observable or market-corroborated inputs such as exchange rates, volatility and forward yield curves. The company trades only with counterparties that meet certain liquidity and creditworthiness standards, and does not anticipate non-performance by any of these counterparties. The company does not require collateral from its counterparties, nor is it obligated to provide collateral when contracts are in a liability position. However, consideration of non-performance risk is required when valuing derivative instruments, and the company includes an adjustment for non-performance risk in the recognized measure of derivative instruments to reflect the full credit default spread ("CDS") applied to a net exposure by counterparty. When there is a net asset position, the company uses the counterparty’s CDS; when there is a net liability position, the company uses its own estimated CDS. CDS is generally not a significant input in measuring fair value. The company’s adjustment for non-performance risk was not significant for any of its derivative instruments in any period presented. See further discussion and tabular disclosure of hedging activity in Note 6.
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
Financial instruments not carried at fair value consist of the company's parent company debt and subsidiary debt. See further fair value discussion and tabular disclosure in Note 5.
Note 8 – Pension and Severance Benefits
Net pension expense from the company's defined benefit and severance plans is primarily comprised of severance plans covering Central American employees and consists of the following:

	Quarter ended March 31,
(In thousands)	2012	2011
Defined benefit and severance plans:
Service cost	$1,808	$1,689
Interest on projected benefit obligation	1,291	1,345
Expected return on plan assets	(429)	(400)
Recognized actuarial loss	217	199
Amortization of prior service cost	48	32
	$2,935	$2,865
Note 9 – Income Taxes
As a result of sustained improvements in the performance of the company's North American businesses and the benefits of debt reduction over the last several years, the company has been generating annual U.S. taxable income beginning with tax year 2009, and expects this trend to continue, even if seasonal losses may be incurred in interim periods. As a result of these considerations, the company recognized an $87 million income tax benefit in the second quarter of 2011 for the reversal of valuation allowances against 100% of the U.S. federal deferred tax assets and a portion of the state deferred tax assets, primarily net operating loss carry forwards ("NOLs"), which are more likely than not to be realized in the future.
The company regularly reviews all deferred tax assets to estimate whether these assets are more likely than not to be realized based on all available evidence. Unless deferred tax assets are more likely than not to be realized, a valuation allowance is established to reduce the carrying value of the deferred tax asset until such time that realization becomes more likely than not. Increases and decreases in these valuation allowances are included in "Income tax benefit (expense)" in the Condensed Consolidated Statements of Income. Through the second quarter of 2011, valuation allowances on available U.S. NOLs significantly affected the company's effective tax rate; if a deferred tax asset with a full valuation allowance, such as an NOL, was realized, the corresponding valuation allowance was also released, resulting in no net effect to income taxes reported in the Condensed Consolidated Statements of Income. As a result of the U.S. valuation allowance release in the second quarter of 2011, the company expects an increase of future reported income tax expense, but no increase in cash paid for taxes for at least several years until the NOLs are fully utilized.

As a result of reversing the valuation allowance against U.S. federal deferred tax assets, as described above, the company changed from the discrete method to the effective tax rate method for interim tax reporting. Under the effective tax rate method, the company is required to adjust its effective tax rate for each quarter to be consistent with the estimated annual effective tax rate. Jurisdictions with a projected loss where no tax benefit can be recognized are excluded from the calculation of the estimated annual effective tax rate. This could result in a higher or lower effective tax rate in the interim period based upon the mix and timing of actual earnings versus annual projections. The company's overall effective tax rate may also vary significantly from period to period due to the level and mix of income among domestic and foreign jurisdictions. Many of these foreign jurisdictions have tax rates that are lower than the U.S. statutory rate, and the company continues to maintain full valuation allowances on deferred tax assets in some of these foreign jurisdictions. Other items that do not otherwise affect the company's earnings can also affect the overall effective tax rate, such as the effect of changing exchange rates on intercompany balances that can change the mix of income among domestic and foreign jurisdictions. In the first quarter of 2012, the difference in the overall effective tax rate from the U.S. statutory rate is due to the mix of earnings and losses in various jurisdictions, as well as discrete tax items, including a $2 million out of period adjustment relating to 2011. The company does not believe the error was material to any prior or current year financial statements.
No U.S. taxes have been accrued on foreign earnings because such earnings have been or are expected to be permanently invested in foreign operations.
The company nets deferred tax assets and liabilities by jurisdiction. Deferred taxes are included as follows on the Condensed Consolidated Balance Sheets:

(In thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Other current assets	$26,685	$26,685	$5,295
Investments and other assets, net	4,076	3,508	3,374
Deferred tax liabilities	(41,007)	(43,248)	(120,196)
Net deferred tax liability	$(10,246)	$(13,055)	$(111,527)
In the ordinary course of business, there are many transactions and calculations where the ultimate income tax determination is uncertain. The evaluation of a tax position is a two-step process. The first step is to evaluate the uncertain tax position for recognition by determining if the weight of available evidence indicates that it is "more likely than not" that a tax position, including resolution of any related appeals or litigation, will be sustained upon examination based on its technical merits. If the recognition criterion is met, the second step is to measure the income tax benefit to be realized. Tax positions or portions of tax positions that do not meet these criteria are de-recognized by recording reserves. The company establishes reserves for income tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes, penalties and interest could be due. Provisions for and changes to these reserves, as well as the related net interest and penalties, are included in "Income tax benefit (expense)" in the Condensed Consolidated Statements of Income. Significant judgment is required in evaluating tax positions and determining the company's provision for income taxes. At March 31, 2012, the company had unrecognized tax benefits of approximately $6 million, of which $4 million, if recognized, will reduce income tax expense and affect the company's effective tax rate. Interest and penalties included in income taxes was less than $1 million for both of the quarters ended March 31, 2012 and 2011. The cumulative interest and penalties included in the Condensed Consolidated Balance Sheets at March 31, 2012 was $2 million.
During the next twelve months, it is reasonably possible that unrecognized tax benefits impacting the effective tax rate could be recognized as a result of the expiration of statutes of limitation in the amount of $2 million plus accrued interest and penalties.
Note 10 – Advertising and Promotion Expense
Advertising and certain promotion expenses are included in "Selling, general and administrative" in the Condensed Consolidated Statements of Income and were $7 million and $8 million for the first quarters of 2012 and 2011, respectively.
Television advertising costs related to production are expensed the first time an ad airs in each market and the cost of advertising time is expensed over the advertising period. Other types of advertising and promotion costs are expensed over the advertising or promotion period. The company also offers sales incentives and certain promotions to its customers and consumers primarily in the Salads and Healthy Snacks segment. Consideration given to customers and consumers for sales incentives is recorded as a reduction of "Net sales" in the Condensed Consolidated Statements of Income.

Note 11 – Stock-Based Compensation
Stock compensation expense totaled $2 million and $4 million for the first quarters of 2012 and 2011, respectively. Stock compensation expense relates primarily to the company’s performance-based long-term incentive program ("LTIP") and time-vested restricted stock unit ("RSU") awards, some of which contain a performance component. LTIP awards cover three-year performance cycles and are measured partly on performance criteria (cumulative earnings per share and/or cumulative free cash flow generation) and partly on market criteria (total shareholder return relative to a peer group of companies).
Changes in capital surplus are primarily a result of stock compensation:

	Quarter ended March 31,
(In thousands)	2012	2011
Stock-based compensation expense	$2,654	$3,352
Shares withheld for taxes	(128)	(8)
Capital surplus increase	$2,526	$3,344
Fair value of LTIP awards, which are measured on performance criteria, and RSU awards containing performance criteria are based on the company's expectations of performance achievement and the closing stock price on the measurement date, a Level 3 fair value measurement. Fair value of LTIP awards based on market criteria are measured using a Monte-Carlo simulation using publicly available data, a Level 2 fair value measurement. See Note 7 for further discussion of fair value measurements.
Note 12 – Segment Information
The company reports three business segments:

•	Bananas: Includes the sourcing (purchase and production), transportation, marketing and distribution of bananas.

•
Salads and Healthy Snacks: Includes ready-to-eat, packaged salads, referred to in the industry as "value-added salads" and other value-added products, such as healthy snacking products, fresh vegetable and fruit ingredients used in food service; processed fruit ingredient products; and the company's equity method investment in Danone Chiquita Fruits, which sells Chiquita-branded fruit smoothies in Europe (See Note 13).

•	Other Produce: Includes the sourcing, marketing and distribution of whole fresh fruits and vegetables other than bananas.

Certain corporate expenses are not allocated to the reportable segments and are included in "Corporate costs," including costs related to the relocation of the company's headquarters described in Note 2. Inter-segment transactions are eliminated. Segment information represents only continuing operations.
Financial information for each segment follows:

	Quarter ended March 31,
(In thousands)	2012	2011
Net sales:
Bananas	$520,226	$538,782
Salads and Healthy Snacks	237,813	238,481
Other Produce	35,445	47,200
	$793,484	$824,463
Operating income (loss):
Bananas[1]	$19,015	$56,218
Salads and Healthy Snacks[2]	266	6,039
Other Produce[3]	(6,002)	(3,044)
Corporate costs	(13,713)	(17,013)
	$(434)	$42,200

[1]
Includes the acceleration of $6 million of losses on ship sublease arrangements in the first quarter of 2012, net of $2 million of related sale-leaseback gain amortization during the sublease period. As part of the company's European shipping reconfiguration, five ships, two in the fourth quarter of 2011 and three in the first quarter of 2012, were removed from service and subleased. The primary leases for an equivalent number of ships will not be renewed at the end of 2012. These accelerated sublease losses are included in "Cost of sales."

[2]
Includes $1 million ($1 million, net of tax) in "Cost of sales" in the first quarter of 2012, primarily related to inventory write-offs, to exit healthy snacking products that were not sufficiently profitable and $1 million in "Selling, general and administrative" to restructure our European healthy snacking sales force. These actions were completed during the first quarter of 2012.

[3]	Includes $2 million ($1 million, net of tax) in "Cost of sales" in the first quarter of 2012, primarily related to inventory write-offs, to exit low-margin other produce.
Note 13 – Commitments and Contingencies
The company had an accrual of $3 million, $3 million and $4 million related to contingencies and legal proceedings in Europe at each of March 31, 2012, December 31, 2011, and March 31, 2011 respectively. The company also had an accrual, including accrued interest, in the Condensed Consolidated Balance Sheet of $7 million at March 31, 2011, related to the final payment in a 2007 plea agreement. While other contingent liabilities described below may be material to the financial statements, the company has determined that losses in these matters are not probable and has not accrued any other amounts. Regardless of their outcomes, the company has paid, and will likely continue to incur, significant legal and other fees to defend itself in these proceedings, which may significantly affect the company's financial statements.
COLOMBIA-RELATED MATTERS
Tort Lawsuits. Between June 2007 and March 2011, nine lawsuits were filed against the company by Colombian nationals in U.S. federal courts. These lawsuits assert civil tort claims under various state and federal laws, including the Alien Tort Statute ("ATS"), and the Torture Victim Protection Act ("TVPA") (hereinafter "ATS lawsuits"). The plaintiffs claim to be persons injured, or family members or legal heirs of individuals allegedly killed or injured, by armed groups that received payments from the company's former Colombian subsidiary. The company had voluntarily disclosed these payments to the U.S. Department of Justice as having been made by the subsidiary to protect its employees from risks to their safety if the payments were not made. This self-disclosure led to the company's 2007 plea to one count of Engaging in Transactions with a Specially-Designated Global Terrorist Group without having first obtained a license from the U.S. Department of Treasury's Office of Foreign Assets Control. The plaintiffs in the ATS lawsuits claim that, as a result of such payments, the company should be held legally responsible for the alleged injuries. All of the ATS lawsuits have been centralized in the U.S. District Court for the Southern District of Florida for consolidated or coordinated pretrial proceedings ("MDL Proceeding").

The claims in the ATS lawsuits are asserted on behalf of over 4,000 alleged victims. Plaintiffs' counsel have indicated that they may add claims for additional alleged victims. The company also has received requests to participate in mediation in Colombia concerning similar claims, which could be followed by litigation in Colombia. Eight of the ATS lawsuits seek unspecified compensatory and punitive damages, as well as attorneys' fees and costs, with one seeking treble damages and disgorgement of profits without explanation. The other ATS lawsuit contains a specific demand of $10 million in compensatory damages and $10 million in punitive damages for each of the several hundred alleged victims in that suit. The company believes the plaintiffs' claims are without merit and is defending itself vigorously.
The company filed motions to dismiss the ATS lawsuits. Between June 2011 and March 2012, the court issued rulings which dismissed certain of the plaintiffs' ATS claims as well as their claims under U.S. state law, but allowed the plaintiffs to move forward with other ATS claims, TVPA claims, and claims asserted under Colombian law. The company believes it has strong defenses to the remaining claims in the ATS lawsuits. The company filed a motion seeking interlocutory appeal of certain controlling legal questions raised by the court's denial of the company's motions to dismiss the ATS and TVPA claims. In March 2012, the court granted the company's motion for interlocutory appeal, and also certified its ruling dismissing the U.S. state law claims. In April 2012, the company filed a petition with the United States Court of Appeals for the Eleventh Circuit requesting permission to pursue the interlocutory appeal. In addition, the company has filed in the district court a motion to dismiss all of the ATS actions on forum non conveniens ("FNC") grounds. Both the petition to appeal and the FNC motion are pending.
In addition to the ATS lawsuits, between March 2008 and March 2011, four tort lawsuits were filed against the company by American citizens who allege that they were kidnapped and held hostage by an armed group in Colombia, or that they are the survivors or the estate of a survivor of American nationals kidnapped and/or killed by the same group in Colombia. The plaintiffs in these cases make claims under the Antiterrorism Act ("ATA") and state tort laws (hereinafter "ATA lawsuits"). These ATA lawsuits have also been centralized in the MDL Proceeding. As with the ATS plaintiffs, the ATA plaintiffs contend that the company is liable because its former Colombian subsidiary provided material support to the armed group. These ATA lawsuits seek unspecified compensatory damages, treble damages, attorneys' fees and costs and punitive damages. The company believes the plaintiffs' claims are without merit and is defending itself vigorously.
The company filed motions to dismiss the ATA lawsuits. In February 2010, the company's motion to dismiss one of the ATA lawsuits was granted in part and denied in part. In March 2012, the company's motions to dismiss the other ATA lawsuits were denied. The company believes it has strong defenses to the remaining claims in the ATA lawsuits.
Insurance Recovery. In September 2008, the company filed suit in the Common Pleas Court of Hamilton County, Ohio against three of its primary general liability insurers (the "coverage suit") seeking (i) a declaratory judgment with respect to the insurers' obligation to reimburse the company for defense costs that it had incurred (and is continuing to incur) in connection with the defense of the tort claims described above; and (ii) an award of damages for the insurers' breach of their contractual obligation to reimburse the company for defense costs to defend itself in these matters. A fourth primary insurer, National Union Fire Insurance Company of Pittsburgh, PA (“National Union”), was later added to the case. A fifth primary insurer that is not a party to the coverage suit is insolvent. The company reached settlement agreements with three of the primary insurers under which they have paid and will continue to pay a portion of defense costs for each of the underlying tort lawsuits. The case proceeded to trial against National Union.
Following the trial and after hearing post-trial motions, the court entered final judgment in the coverage suit in December 2011. The court ruled that the underlying tort lawsuits arise out of a single "occurrence," as that term is defined in National Union's primary policies, and that the occurrence took place in Cincinnati, Ohio, which is within the "coverage territory" of National Union's primary policies. The court ruled that National Union has a duty to reimburse the company for its reasonable defense costs paid in connection with each of the underlying tort lawsuits that includes allegations of bodily injury or property damage during the period of National Union's primary policies and that were not already paid by other insurers, plus prejudgment interest on defense costs not paid by National Union when due. The court ruled that the defense costs incurred by the company in connection with the underlying tort lawsuits and that were the subject of trial - with certain limited exceptions related to media-related activity - were reasonable. The court also ruled that National Union has no legal right to contribution from the insurers who entered partial settlements with the company. Further, the court ruled that the June 2011 decision in the underlying tort cases, which dismissed various claims asserted under the ATS, state law, and Colombian law, including negligence claims, did not terminate National Union's duty to reimburse the company.
In January 2012, National Union filed a notice of appeal to the First District Court of Appeals in Ohio. Nevertheless, National Union has paid, and is continuing to pay, the defense costs of the company as ordered by the court, while reserving the right to attempt to obtain reimbursement of these payments if its appeal is successful. Through March 31, 2012, the company has received $10.4 million as expense reimbursement from National Union, which is being deferred in "Other liabilities" on the Condensed Consolidated Balance Sheet pending resolution of the appeal process. With the exception of the defense costs that, as described above, three of the company's primary insurers have agreed to pay under partial settlement agreements, there can be no assurance that any claims under the applicable policies will result in insurance recoveries.

Colombia Investigation. The Colombian Attorney General's Office has been conducting an investigation into payments made by companies in the banana industry to paramilitary groups in Colombia. Included within the scope of the investigation are the payments that were the subject of the company's 2007 plea in the United States.  In March 2012, the prosecutor in charge of the investigation issued a decision which concluded that Chiquita's former Colombian subsidiary had made payments in response to extortion demands and that the payments were not illegal under Colombian law. Based on these findings, the prosecutor closed the investigation.  The prosecutor's decision has been appealed and may be reconsidered, amended or overturned.  The company believes that it has at all times complied with Colombian law.
ITALIAN CUSTOMS CASES
1998-2000 Cases. In October 2004, the company's Italian subsidiary, Chiquita Italia, received the first of several notices from various customs authorities in Italy stating that it is potentially liable for additional duties and taxes on the import of bananas by Socoba S.r.l. ("Socoba") from 1998 to 2000 for sale to Chiquita Italia. The customs authorities claim that (i) the amounts are due because these bananas were imported with licenses (purportedly issued by Spain) that were subsequently determined to have been forged and (ii) Chiquita Italia should be jointly liable with Socoba because (a) Socoba was controlled by a former general manager of Chiquita Italia and (b) the import transactions benefited Chiquita Italia, which arranged for Socoba to purchase the bananas from another Chiquita subsidiary and, after customs clearance, sell them to Chiquita Italia. Chiquita Italia is contesting these claims, principally on the basis of its good faith belief at the time the import licenses were obtained and used that they were valid.
Of the original notices, civil customs proceedings in an aggregate amount of €14 million ($19 million) plus interest were ultimately brought and are now pending against Chiquita Italia in four Italian jurisdictions, Genoa, Trento, Aosta and Alessandria (for €7 million, €5 million, €2 million, and €0.4 million, respectively, plus interest). In the Genoa case, Chiquita Italia won at the trial level, lost on appeal, and appealed to the Court of Cassation, the highest level of appeal in Italy, where the case is pending. In the Trento case, Chiquita Italia lost at the trial level and has lost at the initial appeal level in a decision published in February 2012 and will appeal this decision to the Court of Cassation.  In the Aosta case, Chiquita Italia lost at the trial level in a decision also published in February 2012 and intends to appeal this decision.  In the Alessandria case, Chiquita Italia lost at the trial level, but the case was stayed pending a ruling in a separate case in Rome. This Rome case was brought by Socoba (and Chiquita Italia intervened voluntarily) on the issue of whether the forged Spanish licenses used by Socoba should be regarded as genuine in view of the apparent inability to distinguish between genuine and forged licenses. In an October 2010 decision, the Rome trial court rejected Socoba's claim that the licenses should be considered genuine on the basis that Socoba had not sufficiently demonstrated how similar the forged licenses were to genuine Spanish licenses. Socoba has appealed this decision. In an unrelated case addressing similar forged Spanish licenses used in Belgium, the EU Commission has ruled that these types of licenses were such good forgeries that they needed to be treated as genuine, and Chiquita Italia has brought this decision to the attention of the customs authorities in Genoa and Alessandria to seek relief in relation to the pending customs case. The Genoa customs authorities declined to give the benefit of the decision to Chiquita Italia.  Chiquita Italia intends to appeal this Genoa decision to the tax court.  The Alessandria customs authorities declined to address the request pending the outcome of the Alessandria court proceeding.
In Italy, each level of appeal involves a review of the facts and law applicable to the case and the appellate court can render a decision that disregards or substantially modifies the lower court's opinion.
Under Italian law, the amounts claimed in the Trento, Alessandria and Genoa cases have become due and payable notwithstanding the pending appeals. Beginning in March 2009, Chiquita Italia paid €7 million ($9 million), including interest, in the Trento and Alessandria cases in 36 monthly installments which were completed in March 2012. In the Genoa case, Chiquita Italia began making monthly installment payments in March 2010 under a similar arrangement for the amount due of €13 million ($18 million), including interest, but this payment has been temporarily suspended. If Chiquita Italia ultimately prevails in its appeals, all amounts paid will be reimbursed with interest.
2004-2005 Cases. In 2008, Chiquita Italia was required to provide documents and information to the Italian fiscal police in connection with a criminal investigation into imports of bananas by Chiquita Italia during 2004 through 2005, and the payment of customs duties on these imports. The focus of the investigation was an importation process whereby Chiquita sold some of its bananas to holders of import licenses who imported the bananas and resold them to Chiquita Italia (indirect import challenge), a practice the company believes was legitimate under both Italian and EU law and was widely accepted by authorities across the EU and by the EC. The Italian prosecutors are pursuing this matter. If criminal liability is ultimately determined, Chiquita Italia could be civilly liable for damages, including applicable duties, taxes and penalties.

Tax authorities have issued assessment notices totaling €6 million ($9 million) for 2004 and €5 million ($7 million) for 2005 plus, in each case, interest and penalties. Chiquita Italia appealed these assessments to the first level Rome tax court and, in June 2011, the court rejected Chiquita Italia's appeal for 2004. Chiquita Italia has appealed this decision. Customs authorities have assessed a total of €18 million ($24 million) plus interest for 2004 and 2005. Chiquita Italia also appealed these assessments to the first level Rome tax court, which rejected the appeal in June 2011. Chiquita Italia has also appealed this decision. Under Italian law, each level of appeal involves a review of the facts and law applicable to the case and the appellate court can render a decision that disregards or substantially modifies the lower court's opinion. In each case, Chiquita Italia has received payment notifications from the tax and customs authorities and began paying assessed tax in installments to the tax authorities in March 2012. If Chiquita Italia ultimately prevails in its appeals, all amounts paid will be reimbursed with interest.
The fiscal police investigation also challenged the involvement of a Chiquita entity incorporated in Bermuda in the sale of bananas directly to Chiquita Italia (direct import challenge), as a result of which the tax authorities claimed additional taxes of €13 million ($17 million) for 2004 and €19 million ($26 million) for 2005, plus interest and penalties. In order to avoid a long and costly tax dispute, in April 2011, Chiquita Italia reached an agreement in principle with the Italian tax authorities to settle the dispute. Under the settlement, the tax authorities agreed that the Bermuda corporation's involvement in the importation of bananas was appropriate and Chiquita Italia agreed to an adjustment to the intercompany price paid by Chiquita Italia for the imported bananas it purchased from this company, resulting in a higher income tax liability for those years. Chiquita Italia paid a settlement of €3 million ($4 million) of additional income tax for 2004 and 2005, including interest and penalties, which was significantly below the amounts originally claimed. The portion of the settlement for 2005 is still subject to approval by the Rome tax court; approval is expected in 2012. As part of the settlement, Chiquita Italia also agreed to a pricing adjustment for its intercompany purchases of bananas for the years 2006 through 2009, resulting in payments in June and July 2011 of €2 million ($3 million) of additional tax and interest to fully settle those years. The indirect import challenge described above is not part of the settlement.
Chiquita Italia continues to believe that it acted properly and that all the transactions for which it has received assessment notices were legitimate and reported appropriately, and, aside from those issues already settled, continues to vigorously defend the transactions at issue.
CONSUMPTION TAX REFUNDS
The company has and has had several open cases seeking the refund of certain consumption taxes paid between 1980 and 1990 in various Italian jurisdictions. As gain contingencies, these refunds and any related interest are recognized when realized and all gain contingencies have been removed. In January 2012, the company received €20 million ($26 million) related to a favorable decision from a court in Salerno, Italy. The claim is not considered resolved or realized, as the decision has been appealed to a higher court. Consequently, the receipt of cash will be deferred in "Other liabilities" on the Condensed Consolidated Balance Sheets. Decisions in one jurisdiction have no binding effect on pending claims in other jurisdictions and all unresolved claims may take years to resolve.

Note 14 – New Accounting Standards
New accounting standards that could significantly affect the company's Condensed Consolidated Financial Statements are summarized as follows:

Issued	Description	Effective Date for Chiquita	Effect on Chiquita's Consolidated Financial Statements
December 2011
Under the new requirements, entities must disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.
		Retrospectively, beginning January 1, 2013.	Will expand disclosure.
September 2011	Permits the use of qualitative factors in determining whether it is likely that goodwill impairment exists.	Prospectively, beginning January 1, 2012; early adoption permitted.
Because the measurement of a potential impairment loss has not changed, the amended standards will not have an effect on the company's Consolidated Financial Statements upon adoption in the fourth quarter of 2012.

June 2011	Requires components of other comprehensive income to be reported in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income.	Retrospectively, beginning January 1, 2012; early adoption permitted.	See Condensed Consolidated Statements of Comprehensive Income.
May 2011	Amends the guidance on fair value measurements and disclosures.	Prospectively, beginning January 1, 2012.	See Notes 5, 6 and 7.

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
The first quarter of 2012 proved to be challenging, as we expected. Banana pricing in each of our markets was below that of the year-ago quarter. North American banana pricing is largely based on annual fixed price per box contracts that include fuel surcharges. In North America, 2011 pricing included the benefit of a force majeure surcharge from late January until the end of June to recover higher sourcing costs; the surcharge did not recur in the first quarter of 2012. European pricing, which is primarily based on weekly price quotes, increased throughout the first quarter of 2012, but remained lower than in the first quarter of 2011. We expect year-over-year European pricing comparisons to remain challenging based on 2012 exchange rates that are anticipated to be significantly below 2011 rates. Overall banana volume in the first quarter of 2012 was flat compared to the year-ago quarter. Weather conditions reduced supply from Ecuador, one of our key sources of bananas, limiting our ability to capture additional sales volume and leading to less efficient shipping as liners were below optimal capacity during the first quarter of 2012. In summary, reductions in banana sourcing and logistics costs were less than we expected and did not offset the effects of the lower pricing and higher fuel costs.
Salad and Healthy Snacks segment results in the first quarter of 2012 were also below the year-ago quarter, primarily due to lower volume of retail value-added salads. In late 2011, we announced plans to expand our organic product offerings and to begin offering private label and whole-head lettuce products to be a complete salad supplier to our customers. We can offer these additional products using existing sourcing, manufacturing and distribution capacity. While this change in strategy was driven by customer demands and our plans have been met with interest, most salad supply arrangements are multi-year contracts and we do not expect to see related volume growth until 2013. We remain a leader in the branded retail value-added salad category, based on Information Resources Inc. ("IRI") scan data, both in market share and retail sales velocity on a per store basis.
Our results are subject to significant seasonal variations and interim results are not indicative of the results of operations for the full fiscal year. Generally, our results during the second half of the year are weaker than in the first half of the year due to increased availability of competing fruits and resulting lower banana prices, as well as seasonally lower consumption of salads in the fourth quarter. For a further description of our challenges and risks, see the Overview section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part I - Item 1A - Risk Factors" in our 2011 Annual Report on Form 10-K and discussion below.
Operations
NET SALES
Net sales for the first quarters of 2012 and 2011 were $793 million and $824 million, respectively. The decrease was primarily the result of lower banana pricing in all markets, additional discontinuation of lower margin Other Produce products and lower retail value-added salad volume.
OPERATING INCOME
Operating results for the first quarter of 2012 were approximately break-even compared to $42 million of operating income for the first quarter of 2011. The decline is primarily a result of lower Banana pricing in all markets and higher fuel costs, partially offset by reduced sourcing costs as a result of higher productivity.
REPORTABLE SEGMENTS
We report three business segments: Bananas; Salads and Healthy Snacks; and Other Produce. Segment descriptions and results can be found in Note 12 to the Condensed Consolidated Financial Statements. Certain corporate expenses are not allocated to the reportable segments and are included in "Corporate costs." Inter-segment transactions are eliminated.

BANANA SEGMENT
Net sales for the segment decreased to $520 million from $539 million for the first quarters of 2012 and 2011, respectively, as a result of pricing.
Significant increases (decreases) in our Banana segment results for the quarter ended March 31, presented in millions, are as follows:

$56	2011 Banana segment operating income
(19)	Local pricing before effect of force majeure surcharge in North America
(12)	Force majeure surcharge in effect in North America in 2011
(1)	Volume
(2)	Average European exchange rates[1]
3	Sourcing and logistics costs[2]
(6)	Acceleration of losses on ship sublease arrangements
$19	2012 Banana segment operating income

[1]
Average European exchange rates include the effect of hedging, which was a benefit (expense) of $4 million and $(2) million for the first quarter of 2012 and 2011, respectively. See Note 6 to the Condensed Consolidated Financial Statements for further description of our hedging program.

[2]
Sourcing costs include costs of purchased fruit. Logistics costs are significantly affected by fuel prices, and include the effect of fuel hedges, which was a benefit of $6 million and $5 million for the first quarter of 2012 and 2011, respectively. See Note 6 to the Condensed Consolidated Financial Statements for further description of our hedging program.

In 2011, we implemented a new European shipping configuration to reduce overall delivery costs. The new configuration involves shipment of part of our core volume in container equipment on board the ships of certain third-party container shipping operators. This container capacity is more flexible than leasing entire ships, which is expected to primarily benefit the second half of the year, when volume demand is typically lower. As a result of this change, five chartered cargo ships have been subleased until the end of 2012, two beginning in December 2011 and three in the first quarter of 2012. An equivalent number of ship charters will not be renewed for 2013. These subleases resulted in the acceleration of $6 million of losses on these three sublease arrangements in the first quarter of 2012, net of $2 million of related deferred sale-leaseback gain amortization during the sublease period. We accelerated $4 million of losses on the other two sublease arrangements in the fourth quarter of 2011.

Our banana sales volumes1 in 40-pound box equivalents were as follows:

(In millions, except percentages)	Q1 2012	Q1 2011	% Change
North America	15.8	16.0	(1.3)%
Europe and the Middle East:
Core Europe[2]	10.5	10.4	1.0%
Mediterranean[3] and Middle East	4.3	3.2	34.4%
The following table shows year-over-year favorable (unfavorable) percentage changes in our banana prices for 2012 compared to 2011:

Q1
North America[4]	(5.9)%
Core Europe:[2]
U.S. Dollar Basis[5]	(10.3)%
Local currency	(6.4)%
Mediterranean[3] and Middle East	(8.3)%

[1]	Volume sold represents all banana varieties, including Chiquita to Go, Chiquita minis, organic bananas and plantains.

[2]	Core Europe includes the 27 member states of the European Union, Switzerland, Norway and Iceland. Banana sales in Core Europe are primarily in euros, as well as other European currencies.

[3]	Mediterranean markets are mainly European and Mediterranean countries that do not belong to the European Union.

[4]	North America pricing includes fuel-related and other surcharges.

[5]	Prices on a U.S. dollar basis exclude the effect of hedging.
To minimize the volatility that changes in fuel prices could have on the operating results of our core shipping operations, we have entered into hedge contracts to lock in prices of future bunker fuel purchases. Through the first quarter of 2012, we had also used hedging instruments (derivatives) to reduce the negative cash flow and earnings effect that any significant decline in the value of the euro would have on the conversion of euro-based revenue into U.S. dollars. While we are not currently hedged for future periods, we will continue to evaluate our position and may enter into additional instruments for up to 18 months in the future. Further discussion of hedging risks and instruments can be found under the caption "Market Risk Management—Financial Instruments" below, and Note 6 to the Condensed Consolidated Financial Statements.
The average spot and hedged euro exchange rates were as follows:

(Dollars per euro)	Q1 2012	Q1 2011	% Change
Euro average exchange rate, spot	$1.31	$1.36	(3.7)%
Euro average exchange rate, hedged	1.34	1.35	(0.7)%
EU Banana Import Regulation. From 2006 through 2010, bananas imported into the European Union ("EU") from Latin America, our primary source of fruit, were subject to a tariff of €176 per metric ton, while bananas imported from African, Caribbean, and Pacific sources continue to enter the EU tariff-free (since January 2008 in unlimited quantities). In 2009, the EU and 11 Latin American countries initialed the World Trade Organization ("WTO") Geneva Agreement on Trade in Bananas ("GATB"), under which the EU agreed to reduce tariffs on Latin American bananas annually, ending with a rate of €114 per metric ton by 2019. The GATB resulted in tariff rates per metric ton of €143 and €136 in 2011 and 2012, respectively. The GATB still needs to be formalized in the WTO. The EU also signed a WTO agreement with the United States, under which it agreed not to reinstate WTO-illegal tariff quotas or licenses on banana imports.
 In another regulatory development, in March 2011, the EU initialed free trade area ("FTA") agreements with (i) Colombia and Peru and (ii) the Central American countries. Under both FTA agreements, the EU committed to reduce its banana tariff to €75 per metric ton over ten years for specified volumes of banana exports from each of the countries covered by these FTAs, and further proposed that the banana volumes assigned to each country under the Central American FTA be administered through export licenses. The agreements are currently scheduled to be approved by the European Council and ratified by the European Parliament and Latin American legislatures by late 2012. Because the approval procedures and implementation arrangements remain unsettled, including the possibility of export licenses, it is unclear when, or whether, these FTAs will be implemented, and what, if any, effect they will have on our operations.

SALADS AND HEALTHY SNACKS SEGMENT
Net sales for the segment were $238 million for each of the first quarters of 2012 and 2011 as product mix and higher healthy snacking sales offset lower volume of retail value-added salads.
Significant increases (decreases) in our Salads and Healthy Snacks segment results for the quarter ended March 31, presented in millions, are as follows:

$6	2011 Salads and Healthy Snacks segment operating income
(1)	Pricing
(7)	Volume, primarily in retail value-added salads
(4)	Commodity and manufacturing costs
3	Product mix
3	Selling, general and administrative costs
(2)	Exit costs[1]
2	Other
$—	2012 Salads and Healthy Snacks segment operating income

[1]
Includes $1 million ($1 million, net of tax), primarily related to inventory write-offs, to exit healthy snacking products that were not sufficiently profitable, and $1 million to restructure our European healthy snacking sales force during the first quarter of 2012. These actions were completed during the first quarter of 2012.

Volume and pricing for Fresh Express-branded retail value-added salads was as follows:

(In millions, except percentages)	Q1 2012	Q1 2011	% Change
Volume	12.3	12.8	(3.9)%
Pricing[1]			(0.7)%

[1]	Pricing includes fuel-related and other surcharges.
In the first quarter of 2012, the warm weather in the Yuma growing region improved raw product yields and quality and combined with process improvements to significantly reduce quality costs in the first quarter of 2012 compared to the year-ago quarter. In 2012, we also expect to begin construction of a single, more automated and efficient plant in the Chicago area that will consolidate three smaller Fresh Express plants in that area to continue to reduce our manufacturing costs.
 OTHER PRODUCE SEGMENT
Net sales for the segment were $35 million and $47 million for the first quarters of 2012 and 2011, respectively. Operating loss for the segment was $6 million and $3 million for the first quarters of 2012 and 2011, respectively. Sales decreased primarily due to the additional discontinuation of non-strategic, low-margin products, which also resulted in $2 million ($1 million, net of tax) of costs in the first quarter of 2012, primarily related to inventory write-offs.
CORPORATE (INCLUDING HEADQUARTERS RELOCATION COSTS)
During the fourth quarter of 2011, we committed to relocate our corporate headquarters from Cincinnati, Ohio to Charlotte, North Carolina, affecting approximately 300 positions. At the same time, we committed to consolidate other corporate functions in Charlotte by bringing more than 100 additional positions currently spread across the U.S. to improve execution and accelerate decision-making. The relocation will occur during 2012 and is expected to cost approximately $30 million through 2013 (including net capital expenditures of approximately $5 million after allowances from the landlord), of which $24 million is expected to be recaptured through state, local and other incentives through 2022. In addition, we expect to generate ongoing cost savings of approximately $4 million annually for the next 10 years from the benefits of consolidation of locations, more efficient staffing, lower rent and reduced travel costs. The company recognized approximately $6 million ($4 million net of tax) in expense during 2011 for the relocation primarily related to severance benefits and an additional $4 million ($2 million, net of tax) of severance and other relocation costs were recognized during the first quarter of 2012. The company expects an additional $8 million of other relocation costs to be recognized during the second quarter of 2012. See Note 2 to the Condensed Consolidated Financial Statements for further information about the company's relocation and restructuring activities.
Other corporate expenses were $10 million and $17 million for the first quarters of 2012 and 2011, respectively, reflecting lower legal fees and incentive compensation.

INTEREST
Interest expense was $11 million and $14 million for the first quarters of 2012 and 2011, respectively. The decrease in interest expense was related to the refinancing activities that are described in Note 5 to the Condensed Consolidated Financial Statements.
INCOME TAXES
As a result of sustained improvements in the performance of our North American businesses and the benefits of debt reduction over the last several years, we have been generating annual U.S. taxable income beginning with tax year 2009, and expect this trend to continue, even if seasonal losses may be incurred in interim periods. As of June 30, 2011, our forecast included second quarter results as well as increased visibility to North American banana pricing and stabilized sourcing costs. As a result of these considerations, we recognized an $87 million income tax benefit in the second quarter of 2011 for the reversal of valuation allowances against 100% of the U.S. federal deferred tax assets and a portion of the state deferred tax assets, primarily net operating loss carry forwards (“NOLs”), which are more likely than not to be realized in the future. Through the second quarter of 2011, valuation allowances on available U.S. NOLs significantly affected our effective tax rate; if a deferred tax asset with a full valuation allowance, such as an NOL, was realized, the corresponding valuation allowance was also released, resulting in no net effect to income taxes reported in the Condensed Consolidated Statements of Income.
The reversal of the valuation allowance against U.S. federal deferred tax assets, described above, resulted in changing our interim tax reporting from the discrete method (used in the first quarter of 2011) to the effective tax rate method. Under the effective tax rate method, we are required to adjust our effective tax rate for each quarter to be consistent with the estimated annual effective tax rate. Jurisdictions with a projected loss where no tax benefit can be recognized are excluded from the calculation of the estimate annual effective tax rate. This could result in a higher or lower effective tax rate in the interim period based upon the mix and timing of actual earnings versus annual projections. Our overall effective tax rate may vary significantly from period to period due to the level and mix of income among domestic and foreign jurisdictions. Many of these foreign jurisdictions have tax rates that are lower than the U.S. statutory rate, and we continue to maintain full valuation allowances on deferred tax assets in some of these jurisdictions. Other items that do not otherwise affect the our earnings can also affect our overall effective tax rate, such as the effect of changing exchange rates on intercompany balances that can change the mix of income among domestic and foreign jurisdictions. We do not expect the cash we pay for taxes to change materially from historic levels for several years due to the availability of U.S. NOLs, but we do expect an increase of future reported income tax expense due to the release of the valuation allowance booked against those NOLs. Our effective tax rate reflects a combination of the application of normal U.S. statutory rates and historical levels of foreign taxes.
Income taxes were a net expense of $1 million and $5 million in the quarters ended March 31, 2012 and 2011, respectively. The difference in the overall effective tax rate from the U.S. statutory rate is due to the mix of earnings and losses in various jurisdictions, as well as discrete tax items, including a $2 million out of period adjustment relating to 2011. We do not believe the error was material to any prior or current year financial statements.
Financial Condition - Liquidity and Capital Resources
At March 31, 2012, we had a cash balance of $41 million and no borrowings were outstanding under our revolving credit facility other than having used $21 million to support letters of credit, leaving an available balance of $129 million.
Cash provided by (used in) operations was $13 million and $(26) million for the quarters ended March 31, 2012 and 2011, respectively. In the first quarter of 2012, normal seasonal working capital demands resulted in investment in working capital, but not to the extent required in the first quarter of 2011. In January 2012, as a result of a favorable decision from a court in Salerno, Italy, we also received €20 million ($26 million) related to a refund claim we had made with respect to certain consumption taxes paid between 1980 and 1990, and the cash received will be deferred in "Other liabilities" pending final result of the appeal process. See Note 13 to the Condensed Consolidated Financial Statements for further information.
Cash flow used in investing activities includes capital expenditures of $12 million for each of the quarters ended March 31, 2012 and 2011.
Cash flow used in financing activities related to the quarterly principal payment on our term loan. From time to time, we borrow under the revolving credit facility to fund seasonal working capital needs, which are highest in the first and second quarters. In January 2012, we borrowed $30 million under the revolving credit facility and repaid the balance in February 2012. In April 2012, we borrowed $20 million under the revolving credit facility. Management has had a long-term goal to improve the ratio of debt to EBITDA (earnings before interest, taxes, depreciation and amortization) to 3 to 1. As a result of the debt reduction as described in Note 5 to the Condensed Consolidated Financial Statements, management will begin to also invest in growth, which could include innovation, capital expenditures and/or acquisitions, if accretive to our core businesses and available in a manner that would be expected to maintain an acceptable debt to EBITDA ratio. These debt reduction activities have also reduced our interest expense.

The Credit Facility is maintained by our main operating subsidiary, Chiquita Brands L.L.C. ("CBL"), and contains two financial maintenance covenants each measured for the most recent four fiscal quarter period: a CBL (operating company)leverage ratio (Debt divided by EBITDA, each as defined in the Credit Facility) that is no higher than 3.50x and a fixed charge ratio (the sum of CBL's EBITDA plus Net Rent divided by Fixed Charges, each as defined in the Credit Facility) that is at least 1.15x. These covenants are more fully described in Note 5 to the Condensed Consolidated Financial Statements. In order to achieve our long-term strategic goals, we will need an appropriate level of flexibility in our capital structure, and we continue to proactively monitor and manage this flexibility in light of current and anticipated market and other conditions impacting our business and our results of operations.  While we are currently in full compliance with all financial covenants in our debt agreements at March 31, 2012, we recently began working with the agent bank of our Senior Credit Facility in an effort to amend our Credit Facility to provide us the appropriate level of flexibility to execute our strategy, absorb the current volatility inherent in our business and pursue value enhancing transactions that may accelerate the achievement of our goals.  There can be no assurance if or when we will enter into such an amendment or the final terms of any such amendment.
A subsidiary has an uncommitted credit line of approximately €5 million ($6 million) for bank guarantees used primarily for payments due under import licenses and duties in European Union countries.
Depending on fuel prices, we can have significant obligations or amounts receivable under our bunker fuel forward arrangements, although we would expect any liability or asset from these arrangements to be offset by the purchase price of fuel. At March 31, 2012, December 31, 2011 and March 31, 2011, our bunker fuel forward contracts were an asset of $29 million, $15 million and $60 million, respectively. The amount ultimately due or receivable will depend upon fuel prices at the dates of settlement. See Market Risk Management – Financial Instruments below and Notes 11 and 12 to the Condensed Consolidated Financial Statements for further information about our hedging activities. We expect operating cash flows will be sufficient to cover any hedging obligations.
We face certain contingent liabilities which are described in Note 13 to the Condensed Consolidated Financial Statements; in accordance with generally accepted accounting practices, reserves have not been established for most of the ongoing matters. It is possible that in future periods we could have to pay damages or other amounts with respect to one or more of these matters, the exact amount of which would be at the discretion of the applicable court or regulatory body. In addition, we are required to make payments of €41 million ($55 million) in installments to preserve our right to appeal assessments of Italian customs and tax cases and have made payments of €10 million ($13 million) related to these cases through March 31, 2012. If we ultimately prevail in these cases, the payments we made will be refunded with interest. Because court rulings have varied, we have not been assessed in similar matters in other jurisdictions, but may be required to make additional payments based on future appeals court rulings. We presently expect that we would use existing cash resources to satisfy any such liabilities.
We have not made dividend payments since 2006, and any future dividends would require approval by the board of directors. Under the Credit Facility, CBL may distribute cash to CBII, the parent company, for routine CBII operating expenses, interest payments on CBII's 7½% Senior Notes and its Convertible Notes or on any refinancing of these Senior Notes and Convertible Notes and payment of certain other specified CBII liabilities ("permitted payments"). CBL may distribute cash to CBII for other purposes, including dividends, if we are in compliance with the covenants and not in default under the Credit Facility. The CBII 7½% Senior Notes also have dividend payment limitations with respect to the ability and extent of declaration of dividends. At March 31, 2012, distributions to CBII, other than for permitted payments, were limited to approximately $40 million annually.
Risks of International Operations
We operate in many foreign countries, including China and countries in Central America, Europe, the Middle East and Africa. Our activities are subject to risks inherent in operating in these countries, including government regulation, currency restrictions, fluctuations and other restraints, import and export restrictions, burdensome taxes, risks of expropriation, threats to employees, political and economic instability, terrorist activities, including extortion, and risks of U.S. and foreign governmental action in relation to us. Under certain circumstances, we might need to curtail, cease or alter our activities in a particular region or country. Trade restrictions apply to certain countries and certain parties under various sanctions, laws and regulations; our sales into Iran and Syria must be and are authorized by the U.S. government pursuant to these regulations, which generally or by specific license allow sales of our food products to non-sanctioned parties. In order to avoid transactions with parties subject to trade restrictions, we screen parties to our transactions against relevant trade sanctions lists.
See Note 13 to the Condensed Consolidated Financial Statements for a further description of legal proceedings and other risks including, in particular, (1) the civil litigation and investigations relating to payments made to our former Columbian subsidiary to a Columbian paramilitary group and (2) customs and tax proceedings in Italy.

Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2011.
New Accounting Standards
See Note 14 to the Condensed Consolidated Financial Statements for information on relevant new accounting standards.
* * * * *
This quarterly report contains certain statements that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control, including: the customary risks experienced by global food companies, such as prices for fuel and other commodity inputs, currency exchange rate fluctuations, industry and competitive conditions (all of which may be more unpredictable in light of continuing uncertainty in the global economic environment), government regulations, food safety issues and product recalls affecting us or the industry, labor relations, taxes, political instability and terrorism; challenges in implementing the relocation of the Company's corporate headquarters, and other North American corporate functions, to Charlotte, North Carolina; unusual weather events, conditions or crop risks; our continued ability to access the capital and credit markets on commercially reasonable terms and comply with the terms of our agreements; and the outcome of pending litigation and governmental investigations involving us, as well as the legal fees and other costs incurred in connection with these items.
The forward-looking statements speak as of the date made and are not guarantees of future performance. Actual results or developments may differ materially from the expectations expressed or implied in the forward-looking statements, and we undertake no obligation to update any such statements.
Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Reference is made to the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Management – Financial Instruments" in our 2011 Annual Report on Form 10-K. As of March 31, 2012, the only material changes from the information presented in the Form 10-K are contained in the information provided below.
HEDGING INSTRUMENTS
Our products are distributed in nearly 70 countries. International sales are made primarily in U.S. dollars and major European currencies. We reduce currency exchange risk from sales originating in currencies other than the U.S. dollar by exchanging local currencies for dollars promptly upon receipt. We consider our exposure, current market conditions and hedging costs in determining when and whether to enter into new hedging instruments to hedge the dollar value of our estimated net euro cash flow exposure up to 18 months into the future. We may use average rate euro put options, collars and forward contracts to manage our exposure to euro exchange rates. Average rate euro put options require an upfront premium payment and reduce the risk of a decline in the value of the euro without limiting the benefit of an increase in the value of the euro. Collars (involving an average rate euro put and call option) reduce our net option premium expense, but limit the benefit from an increase in the value of the euro. Average rate forward contracts lock in the value of the euro and do not require an upfront premium. Recent economic uncertainty in the euro-zone has increased the expense of hedging instruments for the euro, and at May 4, 2012, we did not hold hedging positions for our euro-denominated sales. We continuously evaluate our position and may enter into new hedging instruments as described above.
Our shipping operations are exposed to the risk of rising fuel prices. To reduce the risk of rising fuel prices, we enter into bunker fuel forward contracts (swaps) that allow us to lock in fuel prices up to three years in the future. Bunker fuel forward contracts can offset increases in market fuel prices or can result in higher costs from declines in market fuel prices, but in either case reduce the volatility of changing fuel prices in our results. In 2011, we reduced our expected total bunker fuel consumption and changed the ports where bunker fuel will be purchased through the implementation of a new shipping configuration. These changes resulted in 2011 recognition of unrealized gains on positions that were originally intended to hedge bunker fuel purchases in future periods because the forecasted fuel purchases, as documented by the company, became probable not to occur. Cash flow hedging relationships of many of the affected bunker fuel forward contracts were reapplied to other bunker fuel purchases; however, accounting standards require these to be based on the market prices at the date the new hedging relationships were established, even though there is no change in the hedging instrument. At March 31, 2012, we had deferred gains on bunker fuel hedges of $14 million, $10 million, and $2 million that are expected to offset our cost of bunker fuel in 2012, 2013, and 2014, respectively, which represents coverage of approximately 80%, 70%, and 50%, respectively.

We carry hedging instruments at fair value on our Condensed Consolidated Balance Sheets. The fair value of the average rate euro forward contracts and bunker fuel forward contracts was a net asset of $29 million, $20 million and $64 million at March 31, 2012, December 31, 2011 and March 31, 2011, respectively. A hypothetical 10% decrease in bunker fuel rates would result in a decline in fair value of the bunker fuel forward contracts of approximately $14 million at March 31, 2012. However, we expect that any decline in the fair value of these contracts would be offset by a decrease in the cost of underlying fuel purchases.
See Note 6 to the Condensed Consolidated Financial Statements for additional discussion of our hedging activities. See Note 7 to the Condensed Consolidated Financial Statements for additional discussion of fair value measurements.
DEBT INSTRUMENTS
We are exposed to interest rate risk on our variable rate debt, which is primarily the outstanding balance under our Credit Facility. We had approximately $318 million of variable rate debt at March 31, 2012 (see Note 5 to the Condensed Consolidated Financial Statements). A 1% change in interest rates would result in a change to interest expense of approximately $3 million annually.
Although the Condensed Consolidated Balance Sheets do not present debt at fair value, we have a significant amount of fixed-rate debt whose fair value could fluctuate as a result of changes in prevailing market rates. We have $306 million principal balance of other fixed-rate debt, which includes the 7½% Senior Notes due 2014 and the 4.25% Convertible Senior Notes due 2016. The $200 million principal balance of the Convertible Notes is greater than their $146 million carrying value due to the accounting standards for convertible notes such as ours that are described in Note 5 to the Condensed Consolidated Financial Statements. A hypothetical 0.5% increase in interest rates would have resulted in a decline in the fair value of our fixed-rate debt of approximately $5 million at March 31, 2012.
Item 4 – Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic filings with the SEC is (a) accumulated and communicated to management in a timely manner and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. An evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness as of March 31, 2012 of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of that date.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We also maintain a system of internal accounting controls, which includes internal control over financial reporting, that is designed to provide reasonable assurance that our financial records can be relied upon for preparation of our consolidated financial statements in accordance with generally accepted accounting principles in the United States and that our assets are safeguarded against loss from unauthorized use or disposition. During the fourth quarter of 2011, the company committed to relocate its corporate headquarters from Cincinnati, Ohio to Charlotte, North Carolina and at the same time to consolidate other corporate functions, resulting in the relocation of approximately 400 positions. The relocation will occur during 2012 and includes a detailed plan to transition the duties of those employees who do not relocate. The company expects to maintain a substantially equivalent control environment before, during and after the relocation. Based on an evaluation by management, with the participation of the Chief Executive Officer and Chief Financial Officer, during the quarter ended March 31, 2012, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – Other Information
Item 1 – Legal Proceedings
The information included in Note 13 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q regarding the Colombia Related Matters and the Italian Customs and Tax Cases is incorporated by reference into this Item.

Item 6 – Exhibits
Exhibit 10.1 – Form of Grant Notice for Long-Term Incentive Program 2012-2014
Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
Exhibit 32 – Section 1350 Certifications
Exhibit 101.INS* XBRL Instance Document
Exhibit 101.SCH* XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL* XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF* XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.PRE* XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 101.LAB* XBRL Taxonomy Extension Label Linkbase Document

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIQUITA BRANDS INTERNATIONAL, INC.

By:	/s/ Lori A. Ritchey
Lori A. Ritchey
Vice President and Controller (Chief Accounting Officer)
May 10, 2012