Form 10-K/A
period 2011-12-31
CHIQUITA BRANDS INTERNATIONAL INC
filed 2012-06-28
CIK 101063

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

CHIQUITA BRANDS INTERNATIONAL, INC.
TABLE OF CONTENTS

Page
PART III

Item 15.    Exhibits and Financial Statement Schedules                        1
Signatures                                        19

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Form 10-K filed by us for the fiscal year ended December 31, 2011, which was originally filed on February 27, 2012 (the “Original 10-K”). We are filing this Amendment to include audited financial statements of our foreign equity method investee, Danone Chiquita Fruits SAS, pursuant to Rule 3-09 of SEC Regulation S-X. The financial statements of this unconsolidated company are filed in this Amendment under Item 15. Exhibits and Financial Statement Schedules. In addition, new Exhibits 23.2, 31.1, 31.2 and 32 are being filed, as required by the Commission regulations.

Except as set forth above, the Original 10-K is not amended, updated, or otherwise modified. This Amendment does not reflect events occurring after February 27, 2012, the date of the Original 10-K, or modify or update those disclosures that may have been affected by subsequent events.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	1. Financial Statements.

Danone Chiquita Fruits SAS
Page
Report of Independent Auditors	3
Balance Sheet as of December 31, 2011 and 2010	4
Statement of Income for the years ended December 31, 2011	6
Notes to Consolidated Financial Statements	7

2. Financial Statement Schedules. Incorporated by reference to the financial statement schedule filed with the Original 10-K. No additional financial statement schedule is filed with this report on Form 10-K/A.
3. Exhibits. See Index of Exhibits for a listing of all exhibits to this Annual Report on Form 10-K/A.
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

* * * * * *

Report of Independent Auditors

To the Shareholders
DANONE CHIQUITA FRUITS
150, Boulevard Victor Hugo
93400 SAINT OUEN

We have audited the accompanying balance sheets (net column) as of December 31, 2011 and 2010 of Danone Chiquita Fruits and the related statement of income (total column) for the year ended December 31, 2011, which as described in Note II, have been prepared on the basis of accounting principles generally accepted in France. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Danone Chiquita Fruits at December 31, 2011 and 2010 and the results of its operations for the year ended December 31, 2011 in conformity with accounting principles generally accepted in France.

As discussed in Notes 2.2 and 13 to the financial statements, the Company's management is required to make certain judgments and estimates associated with, but not limited to, the impairment test of intangibles assets and with respect to certain contingent liabilities.

Accounting principles generally accepted in France vary in certain significant respects from accounting principles generally accepted in the United States of America. Information relating to the nature of such differences is presented in Note 14 to the financial statements.

/s/ PricewaterhouseCoopers Audit SA

June 28, 2012

Danone Chiquita Fruits SAS Financial statements for the year ended December 31, 2011
Balance Sheet

	Dec. 31, 2011			Dec. 31, 2010
ASSETS	Gross	Depreciation, amortization and	Net	Net
		provisions

Uncalled subscribed capital (I)	—			500,000

Non-current assets
Intangible assets	31,809,052	—	31,809,052	28,110,765
- Goodwill	28,110,765	—	28,110,765	28,110,765
- Other intangible assets	3,698,287	—	3,698,287	—

Property, plant and equipment	399,048	114,513	284,535	269,998
- Technical installations, equipment and industrial tools	399,048	114,513	284,535	269,998

Financial fixed assets	—		—	3,594,449
- Other equity interests			—	3,594,449

TOTAL II	32,208,100	114,513	32,093,587	31,975,212

Current assets

Inventories	88,667		88,667	182,561
Goods for resale	88,667	—	88,667	182,561

Receivables	4,299,540	3,083	4,296,456	6,866,407
Trade notes and accounts receivable	2,582,518	3,083	2,579,435	4,113,655
Other receivables	1,717,021		1,717,021	2,752,752

Miscellaneous	538,902		538,902	—
Cash and cash equivalents	538,902	—	538,902	—

TOTAL III	4,927,109	3,083	4,924,026	7,048,968
Prepaid expenses (III)

GRAND TOTAL (I+II+III)	37,135,209	117,596	37,017,613	39,524,180

Danone Chiquita Fruits SAS Financial statements for the year ended December 31, 2011

	Dec. 31, 2011	Dec. 31, 2010
EQUITY AND LIABILITIES	Net	Net

Equity	27,779,012	31,052,709
Share capital	43,271,000	36,771,000
Additional paid-in capital	1,639,738	1,640,764
Revaluation reserve
Reserves:
- Legal reserve
- Regulated reserves
- Other reserves
Retained earnings/(Accumulated losses)	(7,359,055)	—
Net loss for the year	(9,772,671)	(7,359,055)
Tax-driven provisions
TOTAL I	27,779,012	31,052,709

Proceeds from issues of equity securities
Conditional advances

TOTAL II	—	—

Provisions for contingencies
Provisions for liabilities

TOTAL III	—	—

Payables
Convertible bonds
Other bonds
Bank loans and borrowings		36,822
Miscellaneous loans and borrowings
Downpayments received on orders in progress
Trade notes and accounts payable	5,660,754	7,145,340
Taxes and social liabilities	309,105	1,289,308
Amounts payable on fixed assets and other	—	—
Other payables	3,268,742
Deferred income

TOTAL IV	9,238,601	8,471,470

Unrealized foreign exchange gains (V)

GRAND TOTAL (I to V)	37,017,613	39,524,180

Payables due in less than one year	9,098,278	8,471,470

Danone Chiquita Fruits SAS Financial statements for the year ended December 31, 2011
Statement of Income

	2011				2010 ( Unaudited)
OPERATING INCOME		France	Exports and EU sales	Total
	Sales of goods for resale	1,582,204	15,556,448	17,138,652	9,789,319
	Net sales	1,582,204	15,556,448	17,138,652	9,789,319
	Increase in inventory of finished goods and work-in-progress
	In-house production
	Operating subsidies
	Reversals of depreciation, amortization and provisions, expense transfers
	Other income
	TOTAL OPERATING INCOME (I)	1,582,204	15,556,448	17,138,652	9,789,319
	Purchases of goods for resale			9,081,638	4,736,073
	Change in inventories			93,894	182,561
	Other purchases and external charges			16,036,433	12,037,694
	Taxes, duties and other levies			54,859	84,714
	Wages and salaries			746,714	145,080
	Payroll taxes			351,921	72,996
	OPERATING PROVISIONS	Non-current assets: depreciation and amortization		65,938
	Non-current assets: additions to provisions
	Current assets: additions to provisions				1,757
	For contingencies and liabilities
	Other charges			389,735	246,092
	TOTAL OPERATING EXPENSES (II)			26,821,131	17,141,846
1. NET OPERATING EXPENSE (I-II)				(9,682,479)	(7,352,526)
FINANCIAL INCOME	Income allocated or loss transferred (III)
	Loss incurred or income transferred (IV)
	Investment income
	Income from other marketable securities and receivables on fixed assets
	Other interest income
	Reversals of provisions and expense transfers
	Foreign exchange gains			42,727	20,565
	Net proceeds on sales of marketable securities
	TOTAL FINANCIAL INCOME (V)			42,727	20,565
	Financial depreciation, amortization and provision expense				-
	Interest and similar expense			94,701
	Foreign exchange losses			38,218	27,093
	Net expenses on sales of marketable securities
	TOTAL FINANCIAL EXPENSES (VI)			132,919	27,093
2. NET FINANCIAL EXPENSE				(90,192)	(6,528)
3. LOSS BEFORE NON-RECURRING ITEMS AND TAX				(9,722,671)	(7,359,055)
NON-RECURRING INCOME	Non-recurring income on management transactions
	Non-recurring income on capital transactions
	Reversals of provisions and expense transfers
	TOTAL NON-RECURRING INCOME (VII)
NON-RECURRING EXPENSES	Non-recurring expenses on management transactions
	Non-recurring expenses on capital transactions
	Additions to non-recurring depreciation, amortization and provisions
	TOTAL NON-RECURRING EXPENSES (VIII)
4- NET NON-RECURRING INCOME (LOSS)
	Employee profit-sharing (IX)
	Income tax (X)
	TOTAL INCOME (I+III+V+VII)			17,181,379	9,809,884
	TOTAL EXPENSES (II+IV+VI)+VIII+IX+X)			26,954,050	17,168,939
5- NET LOSS FOR THE YEAR				(9,772,671)	(7,359,055)

I .Highlights of the year

•
As the Company was incorporated on March 17, 2010, the 2010 fiscal year covered an exceptional 10-month period from March 17, 2010 to December 31, 2010. The 2011 fiscal year covered a full 12-month period.

•	The financial statements were authorized for issue by the President of the Company on April 26th 2012

•	The Company reported a net loss of €9,772,671 for the year ended December 31, 2011.

•
Danone Chiquita Fruits Immédia was merged into Danone Chiquita Fruits (in accordance with the provisions of Article L.236-1l of the French Commercial Code) with retroactive effect from January 1, 2011.

•	On October 21, 2011, the Company terminated its services agreement with Chiquita Fresh BVBA. Given the contractual six-month notice period, the termination will take effect on April 21, 2012.

II. Accounting policies

1. GENERAL PRINCIPLES

The financial statements are prepared under French GAAP in accordance with the provisions of the 1999 Chart of Accounts (Plan comptable general) prescribed by the April 29, 1999 regulation of the French accounting standards-setter (Comité de la réglementation comptable – CRC) and approved by the decree of June 22, 1999.

The following principles have been complied with:

•	Going concern,

•	Consistency,

•	Accrual basis of accounting;

in accordance with the following CRC regulations:

•	2006-06 concerning liabilities,

•	2002-10 and 2003-07 concerning depreciation, amortization and impairment of assets,

•	2004-06 concerning the definition, recognition and valuation of assets.

Accounting items are measured at historical cost.

2. ASSESSMENT METHODS

The application of regulations no. 2002-10 and no. 2004-006 did not have an impact on the financial statements since the Company’s fixed assets are not broken down into separate components. An analysis of capitalized assets showed that that their useful lives correspond to their period of use.

2.1 Property, plant and equipment

The gross value of property, plant and equipment corresponds to their value at the time of their acquisition, including the costs required to bring the assets into use and excluding acquisition costs.

Depreciation is calculated based on generally accepted depreciation periods.

The most frequently used depreciation periods and methods are as follows:

Period            Method
- Equipment                         3 to 5 years         Straight-line
- Vehicles                         3 to 5 years         Straight-line
- IT equipment                        3 years             Straight-line

2.2 Goodwill and Excess purchase price

Goodwill corresponds to the “JFIB” (Just Fruit in a Bottle) business and is recognized in the financial statements for a total amount of €28,110,764.70. Goodwill mainly comprises the following:

•	Expertise in the development and marketing of products related to the business (packaged fruit juices and smoothies);

•	The customer portfolio;

•	The right to carry on the business;

•	Benefits and obligations of contracts related to the business.

The merger of Danone Chiquita Fruits Immédia into Danone Chiquita Fruits at January 1, 2011 has resulted in the recognition of an excess purchase price in the amount of €3,698,287 (“merger loss” presented in the intangible assets caption). The excess purchase price (or merger loss) is the difference between the value of the investment in the subsidiary in the parent company’s balance sheet (i.e. the purchase price) and the historical basis of the net assets of the subsidiary.

Goodwill and the merger loss are subject to annual impairment tests which are based on historical and projected cash flows. Impairment is recorded when the carrying amount exceeds the recoverable amount (defined as the higher of fair value and value in use).

At December 31, 2011, the impairment test did not result in the recognition of any provision for impairment of goodwill or the merger loss.

The recoverable amounts of goodwill and the merger loss are based primarily on the cash flows expected to be generated from the launch of a number of new products and hence on estimates calculated on the basis of information and circumstances at the date of the preparation of the financial statements. These estimates may differ from actual results, especially in the context of new product launches in the European market.

2.3 Financial fixed assets

Following the merger of Danone Chiquita Fruits Immédia into Danone Chiquita Fruits at January 1, 2011, the Company no longer holds any financial fixed assets.

2.4 Inventories

Inventories consist of goods for resale and are measured using the weighted average unit cost method.
Inventories are impaired by setting aside provisions that reflect their value in use at the reporting date.

2.5 Cash and cash equivalents

Cash at bank and in hand is valued at its face value.

2.6 Receivables and payables

Receivables and payables are stated at their nominal value.
Receivables are impaired by setting aside provisions that reflect the difficulties that are likely to be encountered in recovering.

2.7 Provisions for contingencies and liabilities

Provisions for contingencies and liabilities are recognized when there is an obligation towards a third party and it is likely or certain that this obligation will cause an outflow of resources for the benefit of that third party without at least an equivalent return thereof.

3. OTHER INFORMATION

Consolidation

Danone Chiquita Fruits, 49%-owned by Chiquita Brands International SARL and 51%-owned by Produits Laitiers Frais Nord Europe SAS, is consolidated in the financial statements of the Danone group.

Subsequent events

Between March 1, 2012 and May 7, 2012, the Company signed agreements with various entities of the Danone group concerning product marketing and distribution logistics in Norway, Sweden, Finland, the Benelux, Italy, Belgium, and France.

I. Notes to the balance sheet and income statement

1. Non-current assets

Goodwill corresponds to the “Just Fruit in a Bottle” business, consisting in the development and marketing of packaged fruit juices and smoothies.
In addition, the merger of Danone Chiquita Fruits Immédia into Danone Chiquita Fruits at January 1, 2011 resulted in the recognition of a merger loss in the amount of €3,698,287 (see Note 2.6).

Non-current assets – Gross value (in euros)	Dec. 31, 2010	Acquisitions during the year	Immédia merger	Disposals	Dec. 31, 2011
Intangible assets
Goodwill	28,110,765				28,110,765
Merger loss			3,561,325		3,561,325
Property, plant and equipment
General installations	269,998	42,000	87,050		399,048
fixtures, various fittings, etc.
Financial fixed assets
Equity interests	3,594,449		(3,594,449)		—
GRAND TOTAL	31,975,212	42,000	53,926	—	32,071,137

Non-current assets – Depreciation (in euros)	Dec. 31, 2010	Provisions	Immédia merger	Reversals	Dec. 31, 2011
Intangible Assets	—				—
Property, plant, and equipment	—	65,938	48,575	—	114,513
Financial fixed assets	—				—
GRAND TOTAL	—	114,513	—	—	114,513

2. Breakdown of provisions

Reversals
Provisions and impairment (in euros)	Dec. 31, 2010	Provisions	Immédia merger	Utilized	Surplus	Dec. 31, 2011
Regulated provisions	—
Provisions for contingencies and liabilities	—
Impairment Receivables	1,757		1,326			3,083

3. Maturity schedule for receivables and payables

Breakdown of receivables	Gross amount	1 year or less	More than 1 year
Trade notes and accounts receivable	2,579,435	2,579,435
Other receivables	1,717,021	1,717,021
GRAND TOTAL	4,296,456	4,296,456

Breakdown of payables	Gross amount	1 year or less	Between 1 year and 5 years	More than 5 years
Trade notes and accounts payable	5,660,754	5,660,754
Taxes	122,764	122,764
Social liabilities	186,341	186,341
Other payables	3,268,742	3,268,742
GRAND TOTAL	9,238,601	9,238,601

4. Accrued expenses

Breakdown of accrued expenses in euros	Dec. 31, 2010	Dec. 31, 2011
Goods for resale	179,504	391,184
Environmental tax	133,492	193,683
Transport	241,630	332,531

Others	421,502	1,443,828
of which:
Marketing		126,000
Group services		1,260,000

Total	976,129	2,361,225

5. Prepaid expenses and deferred income

None.

6. Share capital

At December 31, 2011, the share capital amounts to €43,271,000, comprising 432,710 shares with a par value of €100 each.

7. Changes in equity

(in euros)	Dec. 31, 2011
Equity at December 31, 2010 before appropriation	38,411,764
Appropriation of net loss by shareholders meetings	(7,359,055)
Equity at January 1, 2011	31,052,709
Change during the year
Change in share capital	6,500,00
Change in additional paid-in capital, reserves, retained earnings	(1,026)
Change in “provisions” impacting equity
Remeasurement of assets
Changes in regulated provisions and investment subsidies
Other changes (net loss for the period)	(9,772,671)
Equity at December 31, 2011 before AGM	27,779,012
TOTAL CHANGE IN EQUITY DURING THE YEAR	(3,273,697)
CHANGE IN EQUITY DURING THE YEAR EXCLUDING STRUCTURING TRANSACTIONS	(3,273,697)

8. Breakdown of net sales

Net sales (in euros)	2010 ( Unaudited)	2011
France	—	1,582,204
Export	9,789,319	15,556,448
Total	9,789,319	17,138,652

9. Related parties

Description	Total	of which with related parties
Trade notes and accounts receivable	2,579,435	1,801,697
Other receivables	1,717,021	—
Trade notes and accounts payable	5,660,754	4,035,009
Other payables	3,577,847	3,268,742
Financial expenses	132,919	94,701
Total	13,535,057	9,105,447

There were no material transactions that were not entered into under arm’s length conditions between the Danone Chiquita Fruits and its related parties.

10. Breakdown of income tax

The financial statements for the year ended December 31, 2011 show a tax loss of €9.8 million. Accumulated losses carried forward at December 31, 2011 amount to €17.1 million.

11. Impact of accelerated tax regime

None.

12. Average number of employees

The Company had 16 employees at December 31, 2011.

13. Off-balance sheet commitments and contingent liabilities

Nutrigreen

Under the supply agreement between Danone Chiquita Fruits and Nutrigreen, Danone Chiquita Fruits has undertaken to pay compensation to Nutrigreen in the event that the volume of the Company's purchases from Nutrigreen are less than 80% of a pre-determined volume set on an annual basis for the period September 1-August 31. Due to industrial problems encountered by Nutrigreen during fiscal year 2011, Danone Chiquita Fruits and Nutrigreen determined that this contractual clause could not be applied as written. Negotiations are currently underway.

The volume ordered by Danone Chiquita Fruits during the period September 1, 2011 to March 31, 2012 amounted to 1.1 million bottles (compared with an original contractual volume of a minimum of 61.9 million bottles for the 12-month period commencing September 1, 2011). The Company's management believes that no compensation is payable under this agreement and consequently no provision has been recognized.

However, based on the original agreement and assuming the purchases made at March 31, 2012 will continue on the same trend, Danone Chiquita Fruits' commitment could have amounted to approximately €3.3 million.

Furthermore, this same agreement provides for compensation to be paid in the event of early termination, i.e., before August 2016, of the agreement by Danone Chiquita Fruits. The amount of compensation potentially payable is estimated at €9.8 million at December 3l, 2011.

Bagusat
The supply agreement between Danone Chiquita Fruits and Bagusat provides for compensation to be paid by Danone Chiquita Fruits to Bagusat in certain cases of early termination at the initiative of Danone Chiquita Fruits. The amount of compensation potentially payable is estimated at €1.3 million at December 31, 2011.

14. Summary of certain differences between French GAAP and US GAAP

The audited historical statutory financial statements of Danone Chiquita Fruits, have been prepared in accordance with generally accepted accounting principles in France (“French GAAP”). Certain differences exist between French GAAP as applied by Danone Chiquita Fruits and Generally Accepted Accounting Principles in the United States (“US GAAP”) that may be material to the financial information presented therein.

The discussion set forth below summarizes certain differences identified between French GAAP as applied by Danone Chiquita Fruits and US GAAP. These differences, which have not been quantified, were identified as potentially having an impact on net result and total equity. In addition, certain main differences of presentation between Danone Chiquita Fruits’ financial statements and what will be required under US GAAP have been also listed below.

Business combination and excess purchase price
Under French GAAP,the acquisition of a subsidiary results in accounting of the subsidiary as an investment until the legal merger occurs, at which point purchase accounting is performed. The merger between a parent company and its subsidiaries owned at 100% is accounted as follows:

•	Assets and liabilities are recorded at historical cost less accumulated depreciation.

•
Difference between the value of the investment of the subsidiary in the parent entity and the net assets of the subsidiary is recorded as an intangible asset or expense depending on the nature of such difference.

Under US GAAP, the parent entity has to prepare consolidated financial statement when control is obtained. Consequently the subsidiary is either accounted for using the purchase accounting principles in case of an acquisition, or assets and liabilities of the subsidiary are accounted for at net book value in case of creation of such subsidiary.

Exceptional items
Amounts presented, as “Exceptional Items” in the statement of income under French GAAP do not meet the definition of extraordinary items under US GAAP, as these items are not both unusual and infrequent.

Comprehensive income
Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. In statutory financial statements under French GAAP, the concept of comprehensive income does not exist because French accounting principles do not allow any change in equity corresponding to this definition other than net income.

Under US GAAP, comprehensive income and its components must be displayed in a statement of comprehensive income.

Leasing
Under French GAAP as applied by Danone Chiquita Fruits, every lease has been classified as an operating lease. Under US GAAP, a lease is classified as a finance lease if it transfers substantially all the risks and rewards incidental to ownership. The transfer of substantially all the risks and rewards is generally considered met when a lease meets one of the following criteria:

•	Ownership of the asset transfers automatically to the lessee by/at the end of the lease term;

•	The lessee has a bargain purchase option;

•	The lease term criterion whereby lease term equals or exceeds 75% of remaining estimated economic life of lease property; and

•
Minimum lease payments criterion whereby the present value of minimum lease payments equals or exceeds 90% of the excess of fair value of leased property over any related investments tax credit retained by the lessor.

The lessee recognizes an asset and a related liability at inception of the lease term. The amount capitalized at the lease’s commencement is the lower of the fair value of the leased assets and the present value of minimum lease payments required over the non-cancellable lease term. A lease is classified as an operating lease if it does not transfer substantially all the risks and rewards incidental to ownership.

Deferred tax

Under French GAAP as applied by Danone Chiquita Fruits, deferred tax assets and liabilities are not recorded.
Under US GAAP, deferred tax is required to be accounted for in accordance with ASC 740 “Income Taxes”. ASC 740 is based on the principal that a deferred tax liability or asset should be recognized if the recovery of the carrying amount of an asset or the settlement of a liability will result in higher (or lower) tax payments in the future than would be the case if that recovery or settlement were to have no tax consequences. Thus, a deferred tax liability or asset is recognized for all such tax consequences that have originated but have not reversed by the balance sheet date. The manner in which an entity expects, at the balance sheet date, to recover the asset directly affects the amount of tax that would be payable in the future and should be reflected in the measurement of deferred tax at the balance sheet date.

Cash Flow statement
Under French GAAP, there is no requirement to include a cash flows statement in the separate financial statements of a company. Under US GAAP, cash flows must be displayed in a cash flows statement included in the company's financial statements.

For information purposes, the company’s management prepared cash flows statements for the years ended December 31, 2011 and 2010.

Statements of Cash flows

	Year Ended December 31,
	2011		2010
			Unaudited
Cash provided (used) by:
OPERATIONS
Net income (loss)	(9,772,671)		(7,359,055)
Depreciation	65,938		—
Changes in assets and liabilities:
Accounts Receivable	1,781,727		(4,113,654)
Other Credits	1,177,151		(2,751,752)
Goods	93,894		(28,008)
Trade payables	(1,883,123)		7,145,340
Taxes and social security	(1,149,833)		1,289,308
Operating cash flow	(9,686,917)		(5,817,821)

INVESTING
Capital expenditures	(42,000)		(269,998)
Repayment of loans receivable	20,126		—
Immedia merger	66,914	[1]	—
Investment in Immedia shares	(50,000)		(3,594,449)
Investing cash flow	(4,960)		(3,864,447)

FINANCING
Borrowings from credit institutions	—		36,822
Repayments to credit institutions	(37,963)		—
Contribution for company formation	—		1,145,446
Capital contributions	7,000,000		8,500,000
Loans from shareholders	3,268,742		—
Financing cash flow	10,230,779		9,682,268
Increase in cash and equivalents	538,902		—
Balance at beginning of period	—		—
Balance at end of period	538,902		—

1
French generally accepted accounting principles ("GAAP") result in accounting for the 2010 acquisition of 100% of the Immedia shares as an investment until the legal merger of the businesses in 2011, at which point purchase accounting is performed. The statements of cash flow above present the acquisition as it was recorded under French GAAP, however, U.S. GAAP would have resulted in purchase accounting being performed in 2010 when shares were originally purchased.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 28, 2012.

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

*10.7	Amended and Restated Directors Deferred Compensation Program, conformed to include amendments through July 8, 2008. (Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

*10.8	Executive Officer Severance Pay Plan, conformed to include amendments through January 30, 2012 (Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 2011)

*10.9	Form of Change in Control Severance Agreement being used on and after August 22, 2011 (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

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

*+10.28	Employment Agreement dated August 18, 2010 between Chiquita Brands International Sàrl and Brian W. Kocher (Exhibit 10.12 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

*10.29	Separation Agreement effective November 3, 2011 between Tanios Viviani and Chiquita Brands International, Inc. (Exhibit 10.29 to Annual Report on Form 10-K for the year ended December 31, 2011)

*13
Chiquita Brands International, Inc. consolidated financial statements, management's discussion and analysis of financial condition and results of operations, and selected financial data to be included in its 2011 Annual Report to Shareholders (Exhibit 13 to Annual Report on Form 10-K for the year ended December 31, 2011)

*21	Chiquita Brands International, Inc. Subsidiaries (Exhibit 21 to Annual Report on Form 10-K for the year ended December 31, 2011)

*23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (Exhibit 23.1 to Annual Report on Form 10-K for the year ended December 31, 2011)

23.2	Consent of PricewaterhouseCoopers Audit SA, Independent Registered Public Accounting Firm, relating to financial statements of Danone Chiquita Fruits SAS

*24	Powers of Attorney (Exhibit 24 to Annual Report on Form 10-K for the year ended December 31, 2011)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

*101.INS**	XBRL Instance Document (Exhibit 101.INS to Annual Report on Form 10-K for the year ended December 31, 2011)

*101.SCH**	XBRL Taxonomy Extension Schema Document XBRL Instance Document (Exhibit 101.SCH to Annual Report on Form 10-K for the year ended December 31, 2011)

*101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document XBRL Instance Document (Exhibit 101.CAL to Annual Report on Form 10-K for the year ended December 31, 2011)

*101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document XBRL Instance Document (Exhibit 101.DEF to Annual Report on Form 10-K for the year ended December 31, 2011)

*101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document XBRL Instance Document (Exhibit 101.PRE to Annual Report on Form 10-K for the year ended December 31, 2011)

*101.LAB**	XBRL Taxonomy Extension Label Linkbase Document XBRL Instance Document (Exhibit 101.LAB to Annual Report on Form 10-K for the year ended December 31, 2011)

*	Incorporated by reference.

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