Form 10-Q
period 2012-06-30
CHIQUITA BRANDS INTERNATIONAL INC
filed 2012-08-09
CIK 101063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 2, 2012, there were 45,964,426 shares of Common Stock outstanding.

Chiquita Brands International, Inc.

PART I – Financial Information
Item 1 – Financial Statements
Chiquita Brands International, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Quarter ended June 30,		Six months ended June 30,
(In thousands, except share data)	2012	2011	2012	2011
Net sales	$833,165	$870,351	$1,626,649	$1,694,814
Cost of sales	725,904	715,520	1,429,077	1,403,578
Selling, general and administrative	67,305	92,070	136,721	168,335
Depreciation	12,833	12,242	26,057	25,109
Amortization	2,361	2,350	4,709	4,699
Equity in losses of investees	866	1,217	2,569	3,695
Reserve for (recovery of) grower receivables, net	(471)	33,106	(280)	33,352
Relocation costs	6,770	—	10,633	—
Operating income	17,597	13,846	17,163	56,046
Interest income	750	1,001	1,649	2,111
Interest expense	(10,239)	(14,172)	(20,746)	(28,380)
Income (loss) before income taxes	8,108	675	(1,934)	29,777
Income tax benefit (expense)	(2,600)	77,100	(3,700)	72,200
Net income (loss)	$5,508	$77,775	$(5,634)	$101,977

Earnings (loss) per common share – basic	$0.12	$1.71	$(0.12)	$2.25
Earnings (loss) per common share – diluted	$0.12	$1.68	$(0.12)	$2.21
See Notes to Condensed Consolidated Financial Statements.

Chiquita Brands International, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Quarter ended June 30,		Six months ended June 30,
(In thousands)	2012	2011	2012	2011
Net income (loss)	$5,508	$77,775	$(5,634)	$101,977
Other comprehensive income (loss), net of tax where applicable:
Unrealized foreign currency translation gains (losses)	493	(190)	356	(885)

Change in fair value of available-for-sale investment	988	5	1,478	263

Unrealized gains (losses) on derivatives for the period	(22,190)	5,395	(4,401)	43,440
Gains reclassified from OCI into net income	(4,139)	(13,051)	(14,034)	(18,461)
Unrealized gains (losses) on derivatives	(26,329)	(7,656)	(18,435)	24,979

Actuarial gains for the period	185	—	296	4,940
Amortization included in pension cost, net of $6, $0, ($275) and $0, respectively, of income tax expense (benefit)	260	251	806	463
Defined benefit pension and severance plans	445	251	1,102	5,403
	(24,403)	(7,590)	(15,499)	29,760
Comprehensive income (loss)	$(18,895)	$70,185	$(21,133)	$131,737
See Notes to Condensed Consolidated Financial Statements.

Chiquita Brands International, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)	June 30, 2012	December 31, 2011	June 30, 2011
ASSETS
Current assets:
Cash and equivalents	$52,668	$45,261	$195,692
Trade receivables (less allowances of $7,222, $6,405 and $7,544)	325,267	266,555	310,809
Other receivables, net	64,893	66,804	88,164
Inventories	227,167	238,279	225,816
Prepaid expenses	44,259	43,177	40,095
Other current assets	32,193	44,597	57,024
Total current assets	746,447	704,673	917,600
Property, plant and equipment, net	382,494	369,687	353,907
Investments and other assets, net	116,078	132,233	134,378
Trademarks	449,085	449,085	449,085
Goodwill	176,979	176,584	176,584
Other intangible assets, net	100,988	105,697	110,418
Total assets	$1,972,071	$1,937,959	$2,141,972
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$36,777	$16,774	$20,226
Accounts payable	258,478	251,572	285,671
Accrued liabilities	118,470	114,979	143,078
Total current liabilities	413,725	383,325	448,975
Long-term debt, net of current portion	552,065	555,705	608,205
Accrued pension and other employee benefits	76,697	76,903	70,246
Deferred gain – sale of shipping fleet	25,962	34,553	41,618
Deferred tax liabilities	43,667	43,248	54,197
Other liabilities	75,838	44,155	39,021
Total liabilities	1,187,954	1,137,889	1,262,262
Commitments and contingencies	—	—	—
Shareholders’ equity:
Common stock, $.01 par value (45,960,472, 45,777,760 and 45,434,940 shares outstanding, respectively)	460	458	454
Capital surplus	832,179	827,001	822,994
Retained earnings (accumulated deficit)	(24,713)	(19,079)	26,062
Accumulated other comprehensive income (loss)	(23,809)	(8,310)	30,200
Total shareholders’ equity	784,117	800,070	879,710
Total liabilities and shareholders’ equity	$1,972,071	$1,937,959	$2,141,972
See Notes to Condensed Consolidated Financial Statements.

Chiquita Brands International, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	Six months ended June 30,
(In thousands)	2012	2011
Cash provided (used) by:
OPERATIONS
Net income (loss)	$(5,634)	$101,977
Depreciation and amortization	30,766	29,808
Deferred income taxes	1,826	(86,883)
Reserve for growers receivable	427	33,352
Amortization of discount on Convertible Notes	4,710	4,172
Equity in losses of investees	2,569	3,695
Amortization of gain on sale of the shipping fleet	(8,591)	(7,066)
Stock-based compensation	4,816	7,118
Changes in current assets and liabilities and other	(9,831)	(9,204)
Operating cash flow	21,058	76,969
INVESTING
Capital expenditures	(22,997)	(30,895)
Other, net	549	3,023
Investing cash flow	(22,448)	(27,872)
FINANCING
Repayments of long-term debt	(8,442)	(9,886)
Borrowings under the revolving credit facility	50,000	—
Repayments of revolving credit facility	(30,000)	—
Payments for debt modification and issuance costs	(2,761)	—
Financing cash flow	8,797	(9,886)
Increase in cash and equivalents	7,407	39,211
Balance at beginning of period	45,261	156,481
Balance at end of period	$52,668	$195,692
See Notes to Condensed Consolidated Financial Statements.

Chiquita Brands International, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Interim results for Chiquita Brands International, Inc. ("CBII") and subsidiaries (collectively, with CBII, "Chiquita" or the "company") are subject to significant seasonal variations typical to the industry and are not indicative of the results of operations for a full fiscal year. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the results of the interim periods shown have been made.
See Notes to Consolidated Financial Statements included in the company's 2011 Annual Report on Form 10-K for additional information relating to the company's Consolidated Financial Statements. The December 31, 2011 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Note 1 – Earnings Per Share
Basic and diluted earnings (loss) per common share ("EPS") are calculated as follows:

	Quarter ended June 30,		Six months ended June 30,
(In thousands, except per share amounts)	2012	2011	2012	2011
Net income (loss)	$5,508	$77,775	$(5,634)	$101,977

Weighted average common shares outstanding (used to calculate basic EPS)	45,945	45,422	45,892	45,376
Dilutive effect of stock awards	279	858	—	872
Weighted average common shares outstanding (used to calculate diluted EPS)	46,224	46,280	45,892	46,248

Earnings (loss) per common share – basic	$0.12	$1.71	$(0.12)	$2.25
Earnings (loss) per common share – diluted	$0.12	$1.68	$(0.12)	$2.21
If the company had generated net income for the six months ended June 30, 2012, an additional 0.5 million shares would have been used to calculate diluted EPS. The assumed conversions to common stock of stock awards, options and 4.25% Convertible Senior Notes due 2016 ("Convertible Notes") are excluded from the diluted EPS computations for periods in which these items, on an individual basis, have an anti-dilutive effect on diluted EPS. For the quarter and six months ended June 30, 2012 and 2011, assumed conversion of the Convertible Notes would have been anti-dilutive because the average trading price of the common shares was below the conversion price of $22.45 per share. Additionally, shares were excluded from the diluted EPS calculation related to restricted stock, stock options and long term incentive plans because they were anti-dilutive. These excluded shares were 2.6 million and 0.8 million for the quarters ended June 30, 2012 and 2011, respectively, and 2.0 million and 0.8 million for the six months ended June 30, 2012 and 2011, respectively.
Note 2 – Relocation and Restructuring
HEADQUARTERS RELOCATION
Late in 2011, the company committed to relocate its corporate headquarters from Cincinnati, Ohio to Charlotte, North Carolina, affecting approximately 300 positions. At the same time, the company committed to consolidate other corporate functions by bringing to Charlotte approximately 100 additional positions that were spread across the U.S. to improve execution and accelerate decision-making. The relocation will occur in 2012 and is expected to cost approximately $30 million through 2013 (including net capital expenditures of approximately $5 million after allowances from the landlord), of which a significant portion is expected to be recaptured through state, local and other incentives through 2022. One-time termination costs for affected employees include severance under the company's severance plans and, in some cases, retention awards, both of which require employees to continue providing services until their termination dates in order to be eligible for payment. Estimated payouts under the company's severance plans were accrued at the time the relocation was announced and estimated payouts of retention awards were accrued over the remaining service period. Relocation, recruiting and other costs are being expensed as incurred. Restricted stock unit awards granted as relocation incentives will be expensed over the vesting periods.

A reconciliation of the accrual for the relocation that is included in "Accrued liabilities" is as follows:

(In thousands)	One-Time Termination Costs	Relocation, Recruiting and Other Costs	Total Exit Costs	Other Relocation Costs	Total
December 31, 2011	$5,303	$244	$5,547	$108	$5,655
Amounts expensed	1,131	2,384	3,515	348	3,863
Amounts paid	(535)	(1,500)	(2,035)	(456)	(2,491)
March 31, 2012	$5,899	$1,128	$7,027	$—	$7,027
Amounts expensed	1,026	3,681	4,707	2,063	6,770
Amounts paid	(1,225)	(2,712)	(3,937)	(1,781)	(5,718)
June 30, 2012	$5,700	$2,097	$7,797	$282	$8,079
OTHER SEVERANCE
In June 2011, the company realigned its value-added salads overhead cost structure and embedded its global innovation and marketing functions into its business units to better focus on speed, execution and scalability, and to deliver future operating cost savings, particularly in the Salads and Healthy Snacks segment. These actions resulted in $2 million of severance costs, which were recorded in the second quarter of 2011 in "Cost of sales" and "Selling, general and administrative."
SUBSEQUENT EVENT - RESTRUCTURING
On August 7, 2012, the company announced that it will immediately execute a restructuring plan to strategically transform the company into a high-volume, low-cost operator. The restructuring plan is designed to reduce costs and improve the company's competitive position by focusing its resources on its banana and salad businesses, reducing investment in non-core products, reducing overhead and manufacturing cost and limiting consumer marketing activities. In connection with this plan, the company expects the elimination of approximately 300 positions worldwide, resulting in expense of approximately $15 million in the second half of 2012 primarily related to severance. The company's Board of Directors and its chief executive officer also announced the company's plans to transition leadership. The Board of Directors has formed a committee to oversee the process of selecting a new chief executive officer. Mr. Aguirre will remain as Chairman and Chief Executive Officer until the hiring of a new CEO.
Note 3 – Finance Receivables
Finance receivables were as follows:

	June 30, 2012		December 31, 2011		June 30, 2011
(In thousands)	Grower Receivables	Seller Financing	Grower Receivables	Seller Financing	Grower Receivables	Seller Financing
Gross receivable	$46,376	$32,686	$46,188	$35,021	$61,209	$37,269
Reserve	(37,240)	—	(37,519)	—	(37,900)	—
Net receivable	$9,136	$32,686	$8,669	$35,021	$23,309	$37,269

Current portion, net	$9,136	$4,111	$8,669	$4,771	$23,029	$5,275
Long-term portion, net	—	28,575	—	30,250	280	31,994
Net receivable	$9,136	$32,686	$8,669	$35,021	$23,309	$37,269

Activity in the reserve for grower receivables is as follows:

(In thousands)	2012	2011
Reserve at beginning of year	$37,519	$4,552
Charged to costs and expenses	382	246
Recoveries	(191)	—
Write-offs	—	—
Foreign exchange and other	—	(2)
Reserve at March 31	$37,710	$4,796
Charged to costs and expenses	45	33,106
Recoveries	(516)	—
Write-offs	—	—
Foreign exchange and other	1	(2)
Reserve at June 30	$37,240	$37,900
Seasonal advances may be made to certain qualified growers of other produce, which are normally collected as the other produce is harvested and sold. The company generally requires asset liens and pledges of the season's produce as collateral to support these advances. If sales of the season's produce do not result in full repayment of the advance, the company may exercise the collateral provisions or renegotiate the terms, including terms of interest, to collect the remaining balance. The company also carries payables to growers related to revenue collected from the sale of the other produce that is subsequently remitted to the grower, less outstanding grower advances and a margin retained by the company based upon the terms of the contract. Grower payables of $11 million, $1 million and $12 million at June 30, 2012, December 31, 2011 and June 30, 2011, respectively, are included in "Accounts payable" in the Condensed Consolidated Balance Sheets.
The gross grower receivable balance includes $31 million (all of which is classified as long-term), $32 million (all of which is classified as long-term) and $39 million ($32 million of which is classified as long-term) related to a Chilean grower of grapes and other produce as of June 30, 2012, December 31, 2011 and June 30, 2011, respectively. In June 2011, the company recorded a reserve of $32 million for advances made to this Chilean grower. Late in 2011, the Chilean grower was declared bankrupt; the company continues to aggressively negotiate recovery with the bankruptcy trustee and other creditors of the grower.
The company provided seller financing in the 2009 sale of the former joint venture that sourced bananas and pineapples from the Philippines for sale in the Middle East and Asia. The financing for the sale of this joint venture is a note receivable in equal installments through 2019. Payments are current on this note receivable. The company also provided seller financing in the 2004 sale of its former Colombian subsidiary in the form of a note receivable, which was fully repaid in July 2012. The terms of the seller financing were based on the earnings power of the businesses sold.
Note 4 – Inventories
Inventories consist of the following:

(In thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Finished goods	$79,718	$91,595	$80,172
Growing crops	72,643	72,382	69,247
Raw materials, supplies and other	74,806	74,302	76,397
	$227,167	$238,279	$225,816

Note 5 – Debt
The carrying values of the company's debt represent amortized cost and are summarized below with estimated fair values:

	June 30, 2012		December 31, 2011		June 30, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(In thousands)
Parent company[1]:
7½% Senior Notes due 2014	$106,438	$106,000	$106,438	$107,000	$156,438	$159,000
8 7/8% Senior Notes due 2015	N/A	N/A	N/A	N/A	177,015	181,000
4.25% Convertible Senior Notes due 2016	148,077	145,000	143,367	172,000	138,933	192,000
Subsidiary[2]:
Credit Facility Revolving Loan	20,000	19,000	—	—	N/A	N/A
Credit Facility Term Loan	313,500	298,000	321,750	321,000	N/A	N/A
Preceding Credit Facility	N/A	N/A	N/A	N/A	155,000	155,000
Other	827	800	924	900	1,045	1,000
Less current portion	(36,777)		(16,774)		(20,226)
Total long-term debt	$552,065		$555,705		$608,205

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

CREDIT FACILITY
On June 26, 2012, Chiquita Brands L.L.C. ("CBL"), the company's main operating subsidiary, amended its Credit Facility to provide the appropriate level of flexibility to execute the company's strategy and absorb the current volatility inherent in its business. The amended Credit Facility maintains the $330 million senior secured term loan ("Term Loan") and a $150 million senior secured revolving facility ("Revolver") both maturing July 26, 2016 (May 1, 2014, if the company does not repay, refinance, or otherwise extend the maturity of the 7½% Senior Notes by such date). The Credit Facility can be increased by $50 million under certain circumstances.
The Credit Facility contains two financial maintenance covenants, each measured for the most recent four fiscal quarter period: 1) a CBL (operating company) leverage ratio (debt divided by EBITDA, each as defined in the Credit Facility) and 2) a fixed charge coverage ratio (the sum of CBL's EBITDA plus Net Rent divided by Fixed Charges, each as defined in the Credit Facility). The Credit Facility's financial covenants exclude changes in generally accepted accounting principles effective after December 31, 2010. EBITDA, as defined in the Credit Facility, excludes certain non-cash items including stock compensation and impairments. Fixed Charges, as defined in the Credit Facility, includes interest payments and distributions by CBL to CBII other than for normal overhead expenses, net rent and net lease expense. Net rent and net lease expense, as defined in the Credit Facility, exclude the estimated portion of ship charter costs that represents normal vessel operating expenses. Debt for purposes of the leverage covenant includes subsidiary debt plus letters of credit outstanding and synthetic leases ($57 million at June 30, 2012). Synthetic leases are operating leases under generally accepted accounting principles, but are capital leases for tax purposes.

The June 2012 amendment created a Covenant Amendment Period, which ends after the third quarter of 2013, unless elected earlier by CBL. CBL may elect to terminate the Covenant Amendment Period at any time after demonstrating its ability to be in compliance with the financial covenants prior to the amendment. During the Covenant Amendment Period, the financial maintenance covenants are as follows:

Period(s) Ending	CBL Leverage Ratio no higher than:
Fiscal quarters ending 6/30/2012 - 12/31/2012	6.50x
Fiscal quarter ending 3/31/2013	5.75x
Fiscal quarter ending 6/30/2013	4.50x
Fiscal quarter ending 9/30/2013	4.00x
Fiscal quarter ending 12/31/2013 and the end of any fiscal quarter ended thereafter	3.50x

Period(s) Ending	Fixed Charge Coverage Ratio at least:
Fiscal quarters ending 6/30/2012 - 6/30/2013	1.00x
Fiscal quarter ending 9/30/2013 and the end of any fiscal quarter ended thereafter	1.15x
When the Covenant Amendment Period ends, the covenants revert to the prior leverage ratio (no higher than 3.5x) and a fixed charge coverage ratio (at least 1.15x). The covenants during the Covenant Amendment Period, as well as its duration, were based upon the company's forecasts; if actual results are significantly below its forecasts, there could be no assurance that the company would not need to seek further amendments to the Credit Facility. At June 30, 2012, the company was in compliance with the financial covenants of the Credit Facility and expects to remain in compliance for at least twelve months.
During the Covenant Amendment Period, the limits on capital expenditures are $125 million for fiscal year 2012, $85 million for fiscal year 2013, and return in 2014 to $150 million per year thereafter plus carryovers from the prior year. In addition, during the Covenant Amendment Period, CBL must have Available Liquidity (the sum of (i) the available balance under the Revolver, and (ii) unrestricted cash and cash equivalents) of $50 million and is subject to further limits on prepaying debt, making acquisitions, investments and distributions; after the Covenant Amendment Period, these additional restrictions will not apply.
During the Covenant Amendment Period: (a) the Term Loan and Revolver bear interest, at CBL's election, at a rate of LIBOR plus 4.75% or the Base Rate plus 3.75%; (b) the letter of credit fee is 4.75%; and (c) the commitment fee on the daily unused portions of the Revolver is 0.75%. When the Covenant Amendment Period ends, these terms revert to those prior to the amendment as follows, the spread in each case based on CBII's leverage ratio: (a) the Term Loan bears interest, at CBL's election, at a rate of LIBOR plus 3.00% to 3.75% or the Base Rate plus 2.00% to 2.75%; (b) the Revolver bears interest, at CBL's election, at a rate of LIBOR plus 2.75% to 3.50% or the Base Rate plus 1.75% to 2.50%; (c) the letter of credit fee is 2.75% to 3.50%; and (c) the commitment fee on the daily unused portions of the Revolver is 0.375% to 0.50%.
The interest rate for the Term Loan was 5.00% and 3.56% at June 30, 2012 and December 31, 2011, respectively. The Term Loan requires quarterly principal repayments of $4 million through June 30, 2013 and quarterly principal repayments of $8 million beginning September 30, 2013 through March 31, 2016, with any remaining principal balance due at June 30, 2016 subject to the early maturity clause described above. The Term Loan may be repaid early without penalty, but amounts repaid under the Term Loan may not be reborrowed.
In the first quarter of 2012, the company borrowed and repaid $30 million under the Revolver to fund seasonal working capital. In April 2012, the company borrowed $20 million under the Revolver, which remains outstanding. At June 30, 2012, $21 million of the Revolver was also used to support letters of credit, leaving an available balance of $109 million. At December 31, 2011, there were no borrowings under the Revolver other than having used $26 million to support letters of credit, leaving an available balance of $124 million. The Revolver has a $100 million sublimit for letters of credit, subject to a $50 million sublimit for non-U.S. currency letters of credit.

7 1/2% AND 8 7/8% SENIOR NOTES
The 7½% Senior Notes are callable, in whole or from time to time in part at 101.25% of par value and at par value after November 1, 2012. The indentures for the 7½% Senior Notes contain covenants that limit the ability of the company and its subsidiaries to incur debt and issue preferred stock, dispose of assets, make investments, pay dividends or make distributions in respect of the company's capital stock, create liens, merge or consolidate, issue or sell stock of subsidiaries, enter into transactions with certain shareholders or affiliates, and guarantee company debt. These covenants are generally less restrictive than the covenants under the Credit Facility or the preceding senior secured credit facility discussed further below. The 8 7/8% Senior Notes were retired in 2011.
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

To estimate the fair value of the debt component upon issuance, the company discounted the principal balance to result in an effective interest rate of 12.50%, the rate of similar instruments without the debt-for-equity conversion feature at the issuance date; this effective interest rate remains unchanged through the second quarter of 2012. The fair value of the equity component was estimated as the difference between the full principal amount and the estimated fair value of the debt component, net of an allocation of issuance costs and income tax effects. These were Level 3 fair value measurements (described in Note 7) and will be reconsidered in the event that any of the Convertible Notes are converted.
The carrying amounts of the debt and equity components of the Convertible Notes are as follows:

(In thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Principal amount of debt component[1]	$200,000	$200,000	$200,000
Unamortized discount	(51,923)	(56,633)	(61,067)
Net carrying amount of debt component	$148,077	$143,367	$138,933
Equity component	$84,904	$84,904	$84,904
Issuance costs and income taxes	(3,210)	(3,210)	(3,210)
Equity component, net of issuance costs and income taxes	$81,694	$81,694	$81,694

[1]
As of June 30, 2012, December 31, 2011 and June 30, 2011, the Convertible Notes' "if-converted" value did not exceed their principal amount because the company's common stock price was below the conversion price of the Convertible Notes.

The interest expense related to the Convertible Notes was as follows:

	Quarter ended June 30,		Six months ended June 30,
(In thousands)	2012	2011	2012	2011
4.25% coupon interest	$2,125	$2,125	$4,250	$4,250
Amortization of deferred financing fees	117	117	235	235
Amortization of discount on the debt component	2,390	2,117	4,710	4,172
Total interest expense related to the Convertible Notes	$4,632	$4,359	$9,195	$8,657
PRECEDING CREDIT FACILITY
The preceding senior secured credit facility ("Preceding Credit Facility"), which was repaid in July 2011, consisted of a senior secured term loan (the "Preceding Term Loan") and a $150 million senior secured revolving credit facility (the "Preceding Revolver"). The interest rate for the Preceding Term Loan was based on LIBOR plus a spread based on CBII's leverage ratio and was 4.00% at June 30, 2011. The Preceding Term Loan required quarterly principal repayments of $5 million after March 31, 2010 until it was amended and restated by the Credit Facility. There were no borrowings under the Preceding Revolver other than having used $22 million to support letters of credit leaving an available balance of $128 million at June 30, 2011. The company was required to pay a fee of 0.50% per annum on the daily unused portion of the Preceding Revolver.
BUILD-TO-SUIT LEASE FOR MIDWEST SALAD PLANT CONSOLIDATION
In June 2012, the company entered into a 20-year lease agreement for a salad production and warehousing facility in the Midwest that will replace three existing facilities in the region. The lease agreement contains two 5-year extension periods. Though the construction costs are being financed by the lessor, the company is acting as the construction agent and will be responsible for all construction activity during the construction period because of the specialized nature of the facility. This results in the company owning the facility for accounting purposes and as such, the company has recognized as of June 30, 2012 an asset of $13 million included in "Property, plant and equipment, net" and a corresponding $13 million non-cash obligation for the construction in progress of the leased facility included in "Other liabilities," which represents the cumulative cost of the facility through the balance sheet date. Total construction costs are expected to be approximately $40 million through completion in the second half of 2013.
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
To manage its exposure to exchange rates on the conversion of euro-based revenue into U.S. dollars, the company uses average rate euro put options, average rate collars (a purchased average rate euro put option paired with a sold average rate euro call option) and average rate euro forward contracts. In some cases, the company may enter into an average rate euro put and an average rate euro call at the same strike rate to effectively lock in the exchange rate of the notional amount similar to an average rate euro forward. Average rate euro put options require an upfront premium payment and reduce the risk of a decline in the value of the euro without limiting the benefit of an increase in the value of the euro. Average rate euro call options sold by the company require an upfront premium payment to be received from the counterparty and limit the benefit of an increase in the value of the euro without limiting the risk of a decline in the value of the euro. Average rate forward contracts lock in the value of the euro and do not require an upfront premium. At June 30, 2012, the amount of unrealized net losses on the company's currency hedging portfolio that would be reclassified to net income, if realized, in the next twelve months, is $2 million; these net losses were deferred in "Accumulated other comprehensive income (loss)."

Most of the company's foreign operations use the U.S. dollar as their functional currency. As a result, balance sheet translation adjustments due to currency fluctuations are recognized currently in "Cost of sales." To reduce the resulting volatility, the company also enters into 30-day euro forward contracts each month to economically hedge the net monetary assets exposed to euro exchange rates. These 30-day euro forward contracts are not designated as hedging instruments, and gains and losses on these forward contracts are recognized currently in "Cost of sales." In the second quarter of 2012, the company recognized $4 million of gains on 30-day euro forward contracts and $12 million of expense from fluctuations in the value of the net monetary assets exposed to euro exchange rates. In the second quarter of 2011, the company recognized $3 million of losses on 30-day euro forward contracts and $4 million of gains from fluctuations in the value of the net monetary assets exposed to euro exchange rates. For the six months ended June 30, 2012, the company recognized $1 million of gains on 30-day euro forward contracts, and $8 million of expense from fluctuations in the value of the net monetary assets exposed to euro exchange rates. For the six months ended June 30, 2011, the company recognized $10 million of losses on 30-day euro forward contracts, and $12 million of gains from fluctuations in the value of the net monetary assets exposed to euro exchange rates.
The company also enters into bunker fuel forward contracts for its shipping operations, which permit it to lock in fuel purchase prices for up to three years and thereby minimize the volatility that changes in fuel prices could have on its operating results. These bunker fuel forward contracts are designated as cash flow hedging instruments. In 2011, the company reduced its expected total bunker fuel consumption and changed the ports where bunker fuel is purchased through the implementation of a new shipping configuration. These changes resulted in recognition of unrealized gains in the third quarter of 2011 on positions that were originally intended to hedge bunker fuel purchases in future periods because the forecasted fuel purchases, as documented by the company, became probable not to occur. Cash flow hedging relationships of many of the affected bunker fuel forward contracts were reapplied to other bunker fuel purchases; however, accounting standards require these to be based on the market prices at the date the new hedging relationships were established, even though there is no change in the hedging instrument.
At June 30, 2012, the company's hedge portfolio was comprised of the following outstanding positions:

	Notional Amount		Contract Average Rate/Price	Settlement Period
Derivatives designated as hedging instruments:
Currency derivatives:
Purchased euro put options	€95	million	$1.23/€	2012
Sold euro call options	€95	million	$1.31/€	2012
Purchased euro put options	€212	million	$1.20/€	2013
Sold euro call options	€212	million	$1.28/€	2013

Fuel derivatives:
3.5% Rotterdam Barge/Singapore 180 fuel derivatives:
Bunker fuel forward contracts[1]	42,612 mt		$465/mt	2012
Bunker fuel forward contracts[1]	76,701 mt		$497/mt	2013
Bunker fuel forward contracts[1]	103,136 mt		$588/mt	2014
Bunker fuel forward contracts[1]	50,210 mt		$564/mt	2015

Derivatives not designated as hedging instruments:
30-day euro forward contracts	€70 million		$1.24/€	July 2012

[1]
As described in the paragraph above, new cash flow hedge relationships were established for certain bunker fuel forward contracts in 2011. These changes resulted in hedge rates for accounting purposes that are different from those in the hedge contract terms.

Activity related to the company's derivative assets and liabilities designated as hedging instruments is as follows:

	2012		2011
(In thousands)	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Currency Hedge Portfolio	Bunker Fuel Forward Contracts
Balance at beginning of year	$5,232	$14,754	$293	$27,314
Realized (gains) losses included in net income	(4,381)	(5,514)	1,586	(5,428)
Purchases (sales), net [1]	—	—	5,013	—
Changes in fair value	(851)	19,471	(2,688)	37,938
Balance at March 31	$—	$28,711	$4,204	$59,824
Realized (gains) losses included in net income	(53)	(4,139)	1,386	(12,240)
Purchases (sales), net [1]	850	—	—	—
Changes in fair value	(3,324)	(20,250)	(5,203)	6,406
Balance at June 30	$(2,527)	$4,322	$387	$53,990

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

Deferred net gains (losses) in "Accumulated other comprehensive income (loss)" at June 30, 2012 are expected to be reclassified into income as follows:

Expected Period of Recognition	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Total
2012	$(412)	$4,017	$3,605
2013	(2,912)	3,072	160
2014	—	(3,736)	(3,736)
2015	—	(800)	(800)
	$(3,324)	$2,553	$(771)

The following table summarizes the effect of the company's derivatives designated as cash flow hedging instruments on OCI and earnings:

	Quarter ended June 30, 2012			Quarter ended June 30, 2011
(In thousands)	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Total	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Total
Gain (loss) recognized in OCI on derivative (effective portion)	$(3,324)	$(18,866)	$(22,190)	$(1,620)	$7,015	$5,395
Gain (loss) reclassified from accumulated OCI into income (effective portion)[1]	—	4,139	4,139	811	12,240	13,051
Gain (loss) recognized in income on derivative (ineffective portion)[1]	—	(1,384)	(1,384)	—	(609)	(609)

	Six months ended June 30, 2012			Six months ended June 30, 2011
(In thousands)	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Total	Currency Hedge Portfolio		Bunker Fuel Forward Contracts	Total
Gain (loss) recognized in OCI on derivative (effective portion)	$(4,175)	(226)	(4,401)	(1,154)		44,594	43,440
Gain (loss) reclassified from accumulated OCI into income (effective portion)[1]	4,381	9,653	14,034	793	—	17,668	18,461
Gain (loss) recognized in income on derivative (ineffective portion)[1]	—	(554)	(554)	—		(250)	(250)

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

The following table summarizes financial assets and liabilities carried at fair value, including derivative instruments on a gross basis, and the location of these instruments on the Condensed Consolidated Balance Sheets as of June 30, 2012, December 31, 2011 and June 30, 2011:

		Assets (Liabilities)	Fair Value Measurements Using
(In thousands)	Balance Sheet Location	at Fair Value	Level 1	Level 2	Level 3
Derivatives[1] :
Currency hedge portfolio	Other current assets	$2,091	$—	$2,091	$—
Currency hedge portfolio	Other current assets	(2,871)	—	(2,871)	—
Currency hedge portfolio	Investments and other assets, net	200	—	200	—
Currency hedge portfolio	Investments and other assets, net	(265)	—	(265)	—
Currency hedge portfolio	Accrued liabilities	2,622	—	2,622	—
Currency hedge portfolio	Accrued liabilities	(3,328)	—	(3,328)	—
Currency hedge portfolio	Other liabilities	4,000	—	4,000	—
Currency hedge portfolio	Other liabilities	(4,976)	—	(4,976)	—
30-day euro forward contracts	Other current assets	(537)	—	(537)	—
30-day euro forward contracts	Accrued liabilities	(1,146)	—	(1,146)	—
Bunker fuel forward contracts	Other current assets	6,825	—	6,825	—
Bunker fuel forward contracts	Investments and other assets, net	852	—	852	—
Bunker fuel forward contracts	Investments and other assets, net	(713)	—	(713)	—
Bunker fuel forward contracts	Accrued liabilities	880	—	880	—
Bunker fuel forward contracts	Other liabilities	654	—	654	—
Bunker fuel forward contracts	Other liabilities	(4,176)	—	(4,176)	—
Available-for-sale investment	Investments and other assets, net	4,161	4,161	—	—
June 30, 2012		$4,273	$4,161	$112	$—
Derivatives[1] :
Currency hedge portfolio	Other current assets	$5,232	$—	$5,232	$—
30-day euro forward contracts	Other current assets	650	—	650	—
Bunker fuel forward contracts	Other current assets	17,490	—	17,490	—
Bunker fuel forward contracts	Other current assets	(5,460)	—	(5,460)	—
Bunker fuel forward contracts	Investments and other assets, net	7,232	—	7,232	—
Bunker fuel forward contracts	Investments and other assets, net	(3,990)	—	(3,990)	—
Bunker fuel forward contracts	Other liabilities	577	—	577	—
Bunker fuel forward contracts	Other liabilities	(1,095)	—	(1,095)	—
Available-for-sale investment	Investments and other assets, net	2,683	2,683	—	—
December 31, 2011		$23,319	$2,683	$20,636	$—
Derivatives[1] :
Currency hedge portfolio	Other current assets	$1,278	$—	$1,278	$—
Currency hedge portfolio	Other current assets	(1,072)	—	(1,072)	—
Currency hedge portfolio	Accrued liabilities	1,077	—	1,077	—
Currency hedge portfolio	Accrued liabilities	(896)	—	(896)	—
30-day euro forward contracts	Other current assets	(1,188)	—	(1,188)	—
30-day euro forward contracts	Accrued liabilities	(248)	—	(248)	—
Bunker fuel forward contracts	Other current assets	32,376	—	32,376	—
Bunker fuel forward contracts	Investments and other assets, net	21,614	—	21,614	—
Available-for-sale investment	Investments and other assets, net	3,171	3,171	—	—
June 30, 2011		$56,112	$3,171	$52,941	$—

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

The company values fuel hedging positions by applying an observable discount rate to the current forward prices of identical hedge positions. The company values currency hedging positions by utilizing observable or market-corroborated inputs such as exchange rates, volatility and forward yield curves. The company trades only with counterparties that meet certain liquidity and creditworthiness standards, and does not anticipate non-performance by any of these counterparties. The company does not require collateral from its counterparties, nor is it obligated to provide collateral when contracts are in a liability position. However, consideration of non-performance risk is required when valuing derivative instruments, and the company includes an adjustment for non-performance risk in the recognized measure of derivative instruments to reflect the full credit default spread ("CDS") applied to a net exposure by counterparty. When there is a net asset position, the company uses the counterparty’s CDS; when there is a net liability position, the company uses its own estimated CDS. CDS is generally not a significant input in measuring fair value. The company's adjustment for non-performance risk was not significant for any of its derivative instruments in any period presented. See further discussion and tabular disclosure of hedging activity in Note 6.
Fair value measurements of benefit plan assets included in net benefit plan liabilities are based on quoted market prices in active markets (Level 1) or quoted prices in inactive markets (Level 2). The carrying amounts of cash and equivalents, accounts receivable and accounts payable approximate fair value. Level 3 fair value measurements are used in the impairment reviews of goodwill and intangible assets, which take place annually during the fourth quarter, or as circumstances indicate the possibility of impairment, and in periodic assessments for other-than-temporary impairment of the company's equity method investment in Danone Chiquita Fruits. The initial Level 3 measurement of the equity method investment in Danone Chiquita Fruits occurred in 2010 when the European smoothie business was deconsolidated and the joint venture was established.
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
Note 8 – Pension and Severance Benefits
Net pension expense from the company's defined benefit and severance plans is primarily comprised of severance plans covering Central American employees and consists of the following:

	Quarter ended June 30,		Six months ended June 30,
(In thousands)	2012	2011	2012	2011
Service cost	$1,765	$1,690	$3,573	$3,379
Interest on projected benefit obligation	1,208	1,350	2,499	2,695
Expected return on plan assets	(326)	(401)	(755)	(801)
Recognized actuarial loss	250	200	467	399
Amortization of prior service cost	16	32	64	64
Defined benefit and severance plan expense	$2,913	$2,871	$5,848	$5,736
Note 9 – Income Taxes
The company recognized an $87 million income tax benefit in the second quarter of 2011 for the reversal of valuation allowances against the entire U.S. federal deferred tax assets and a portion of the state deferred tax assets, primarily net operating loss carry forwards ("NOLs"), which are more likely than not to be realized in the future. The reversal of valuation allowances was the result of business improvements and debt reductions over several years that created a trend of U.S. taxable income beginning with tax year 2009 and an expectation that this trend will continue, even if seasonal losses may be incurred in interim periods. The company regularly reviews all deferred tax assets to estimate whether these assets are more likely than not to be realized based on all available evidence. Unless deferred tax assets are more likely than not to be realized, a valuation allowance is established to reduce the carrying value of the deferred tax asset until such time that realization becomes more likely than not. Increases and decreases in these valuation allowances are included in "Income tax benefit (expense)" in the Condensed Consolidated Statements of Income. Through the second quarter of 2011, valuation allowances on available U.S. NOLs significantly affected the company's effective tax rate; if a deferred tax asset with a full valuation allowance, such as an NOL, was realized, the corresponding valuation allowance was also released, resulting in no net effect to income taxes reported in the Condensed Consolidated Statements of Income. As a result of the U.S. valuation allowance release in the second quarter of 2011, the company expects an increase of reported income tax expense, but no increase in cash paid for taxes for at least several years until the NOLs are fully utilized.

As a result of reversing the valuation allowance against U.S. federal deferred tax assets, as described above, the company changed from the discrete method to the effective tax rate method for interim tax reporting. Under the effective tax rate method, the company is required to adjust its effective tax rate for each quarter to be consistent with the estimated annual effective tax rate. Jurisdictions with a projected loss where no tax benefit can be recognized are excluded from the calculation of the estimated annual effective tax rate. This could result in a higher or lower effective tax rate in the interim period based upon the mix and timing of actual earnings versus annual projections. The company's overall effective tax rate may also vary significantly from period to period due to the level and mix of income among domestic and foreign jurisdictions. Many of these foreign jurisdictions have tax rates that are lower than the U.S. statutory rate, and the company continues to maintain full valuation allowances on deferred tax assets in some of these foreign jurisdictions. Other items that do not otherwise affect the company's earnings can also affect the overall effective tax rate, such as the effect of changing exchange rates on intercompany balances that can change the mix of income among domestic and foreign jurisdictions. In the quarter and six months ended June 30, 2012, the difference in the overall effective tax rate from the U.S. statutory rate is due to the mix of earnings and losses in various jurisdictions, as well as discrete tax items, including a $2 million out of period adjustment in the first quarter of 2012 relating to 2011. The company does not believe the error was material to any prior or current year financial statements. Additionally, "Income tax benefit (expense)" includes $6 million of expense in the second quarter of 2011 related to the settlement of an Italian income tax audit. See Note 13 under Italian Customs and Tax Cases.
No U.S. taxes have been accrued on foreign earnings because such earnings have been or are expected to be permanently invested in foreign operations.
The company nets deferred tax assets and liabilities by jurisdiction. Deferred taxes are included as follows on the Condensed Consolidated Balance Sheets:

(In thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Other current assets	$26,685	$26,685	$25,697
Investments and other assets, net	2,381	3,508	2,991
Deferred tax liabilities	(43,667)	(43,248)	(54,197)
Net deferred tax liability	$(14,601)	$(13,055)	$(25,509)
In the ordinary course of business, there are many transactions and calculations where the ultimate income tax determination is uncertain. The evaluation of a tax position is a two-step process. The first step is to evaluate the uncertain tax position for recognition by determining if the weight of available evidence indicates that it is "more likely than not" that a tax position, including resolution of any related appeals or litigation, will be sustained upon examination based on its technical merits. If the recognition criterion is met, the second step is to measure the income tax benefit to be realized. Tax positions or portions of tax positions that do not meet these criteria are de-recognized by recording reserves. The company establishes reserves for income tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes, penalties and interest could be due. Provisions for and changes to these reserves, as well as the related net interest and penalties, are included in "Income tax benefit (expense)" in the Condensed Consolidated Statements of Income. Significant judgment is required in evaluating tax positions and determining the company's provision for income taxes. At June 30, 2012, the company had unrecognized tax benefits of approximately $6 million, of which $4 million, if recognized, will reduce income tax expense and affect the company's effective tax rate. Interest and penalties included in income tax expense was not significant for the quarters or six months ended June 30, 2012 and 2011. The cumulative interest and penalties included in the Condensed Consolidated Balance Sheets at June 30, 2012 was $2 million. During the next twelve months, it is reasonably possible that unrecognized tax benefits impacting the effective tax rate could be recognized as a result of the expiration of statutes of limitation in the amount of $1 million plus accrued interest and penalties.
Note 10 – Advertising and Promotion Expense
Advertising and certain promotion expenses are included in "Selling, general and administrative" in the Condensed Consolidated Statements of Income and were $8 million and $22 million for the second quarters of 2012 and 2011, respectively, and $15 million and $30 million for the six months ended June 30, 2012 and 2011, respectively.
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

Note 11 – Stock-Based Compensation
Stock compensation expense totaled $3 million for each of the second quarters of 2012 and 2011 and $5 million and $7 million for the six months ended June 30, 2012 and 2011, respectively. Stock compensation expense relates primarily to the company's performance-based long-term incentive program ("LTIP") and time-vested restricted stock unit ("RSU") awards, some of which contain a performance component. LTIP awards cover three-year performance cycles and are measured partly on performance criteria (cumulative earnings per share and/or cumulative free cash flow generation) and partly on market criteria (total shareholder return relative to a peer group of companies).
Changes in capital surplus are primarily a result of stock compensation:

	Quarter ended June 30,		Six months ended June 30,
(In thousands)	2012	2011	2012	2011
Stock-based compensation	$2,744	$4,723	$5,398	$8,076
Shares withheld for taxes	(92)	(83)	(220)	(92)
Capital surplus increase	$2,652	$4,640	$5,178	$7,984
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

Financial information for each segment follows:

	Quarter ended June 30,		Six months ended June 30,
(In thousands)	2012	2011	2012	2011
Net sales:
Bananas	$532,790	$554,797	$1,053,016	$1,094,212
Salads and Healthy Snacks	251,674	252,679	489,487	491,159
Other Produce	48,701	62,875	84,146	109,443
	$833,165	$870,351	$1,626,649	$1,694,814
Operating income (loss):
Bananas[1]	$29,097	$59,464	$48,112	$115,682
Salads and Healthy Snacks[2]	10,142	3,278	10,408	9,317
Other Produce[3]	(3,364)	(33,462)	(9,366)	(36,506)
Corporate costs	(18,278)	(15,434)	(31,991)	(32,447)
	$17,597	$13,846	$17,163	$56,046

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

[2]
Includes $1 million ($1 million, net of tax) in "Cost of sales" in the first quarter of 2012, primarily related to inventory write-offs, to exit healthy snacking products that were not sufficiently profitable and $1 million in "Selling, general and administrative" to restructure the European healthy snacking sales force. These actions were completed during the first quarter of 2012. Includes $1 million in "Cost of sales" in the second quarter of 2012, primarily related to the closure of a research and development facility.

[3]
Includes $2 million ($1 million, net of tax) in "Cost of sales" in the first quarter of 2012, primarily related to inventory write-offs, to exit low-margin other produce. Includes a reserve of $32 million for advances made to a Chilean grower in the second quarter of 2011, as described in Note 3.

Note 13 – Commitments and Contingencies
The company had an accrual of $3 million, $3 million and $11 million related to contingencies and legal proceedings in Europe at each of June 30, 2012, December 31, 2011, and June 30, 2011 respectively. The company also had an accrual, including accrued interest, in the Condensed Consolidated Balance Sheet of $7 million at June 30, 2011, related to the final payment in a 2007 plea agreement. While other contingent liabilities described below may be material to the financial statements, the company has determined that losses in these matters are not probable and has not accrued any other amounts. Regardless of their outcomes, the company has paid, and will likely continue to incur, significant legal and other fees to defend itself in these proceedings, which may significantly affect the company's financial statements.
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
In addition to the ATS lawsuits, between March 2008 and March 2011, four tort lawsuits were filed against the company by American citizens who allege that they were kidnapped and held hostage by an armed group in Colombia, or that they are the survivors or the estate of a survivor of American nationals kidnapped and/or killed by the same group in Colombia. The plaintiffs in these cases make claims under the Antiterrorism Act ("ATA") and state tort laws (hereinafter "ATA lawsuits"). These ATA lawsuits have also been centralized in the MDL Proceeding. As with the ATS plaintiffs, the ATA plaintiffs contend that the company is liable because its former Colombian subsidiary provided material support to the armed groups. These ATA lawsuits seek unspecified compensatory damages, treble damages, attorneys' fees and costs and punitive damages. The company believes the plaintiffs' claims are without merit and is defending itself vigorously.
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
In January 2012, National Union filed a notice of appeal to the First District Court of Appeals in Ohio. Nevertheless, National Union has paid, and is continuing to pay, the defense costs of the company as ordered by the court, while reserving the right to attempt to obtain reimbursement of these payments if its appeal is successful. Through June 30, 2012, the company has received $10 million as expense reimbursement from National Union, which is being deferred in "Other liabilities" on the Condensed Consolidated Balance Sheet pending resolution of the appeal process. With the exception of the defense costs that, as described above, three of the company's primary insurers have agreed to pay under partial settlement agreements, there can be no assurance that any claims under the applicable policies will result in insurance recoveries. If National Union ultimately prevails in its appeals, we may be required to reimburse advances received from National Union for defense costs.

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
Of the original notices, civil customs proceedings in an aggregate amount of €14 million ($18 million) plus interest were ultimately brought and are now pending against Chiquita Italia in four Italian jurisdictions, Genoa, Trento, Aosta and Alessandria (for €7 million, €5 million, €2 million, and €0.4 million, respectively, plus interest). In the Genoa case, Chiquita Italia won at the trial level, lost on appeal, and appealed to the Court of Cassation, the highest level of appeal in Italy, where the case is pending. In the Trento case, Chiquita Italia lost at the trial level and has lost at the initial appeal level in a decision published in February 2012 and has appealed this decision to the Court of Cassation.  In the Aosta case, Chiquita Italia lost at the trial level in a decision also published in February 2012 and intends to appeal this decision.  In the Alessandria case, Chiquita Italia lost at the trial level, and the case was stayed pending a ruling in a separate case in Rome. The Rome case was brought by Socoba (and Chiquita Italia intervened voluntarily) on the issue of whether the forged Spanish licenses used by Socoba should be regarded as genuine in view of the apparent inability to distinguish between genuine and forged licenses. In an October 2010 decision, the Rome trial court rejected Socoba's claim that the licenses should be considered genuine on the basis that Socoba had not sufficiently demonstrated how similar the forged licenses were to genuine Spanish licenses. Socoba has appealed this decision. In an unrelated case addressing similar forged Spanish licenses used in Belgium, the EU Commission has ruled that these types of licenses were such good forgeries that they needed to be treated as genuine, and Chiquita Italia has brought this decision to the attention of the customs authorities in Genoa and Alessandria to seek relief in relation to the pending customs case. The Genoa customs authorities declined to give the benefit of the decision to Chiquita Italia.  Chiquita Italia intends to appeal this Genoa decision to the tax court. The Alessandria customs authorities have so far declined to address the request.
Under Italian law, the amounts claimed in the Trento, Alessandria and Genoa cases have become due and payable notwithstanding the pending appeals. Chiquita Italia deposited €7 million ($9 million), including interest, in the Trento and Alessandria cases in 36 monthly installments which were completed in March 2012. In the Genoa case, Chiquita Italia expects to make deposit payments including interest totaling €8 million ($11 million) in monthly installments beginning in August 2012 through 2018. Deposits made in these cases are deferred in "Investments and other assets, net" on the Condensed Consolidated Balance Sheets pending resolution of the appeals process. If Chiquita Italia ultimately prevails in its appeals, all amounts deposited will be reimbursed with interest.
2004-2005 Cases. In 2008, Chiquita Italia was required to provide documents and information to the Italian fiscal police in connection with a criminal investigation into imports of bananas by Chiquita Italia during 2004 through 2005, and the payment of customs duties on these imports. The focus of the investigation was an importation process whereby Chiquita sold some of its bananas to holders of import licenses who imported the bananas and resold them to Chiquita Italia (indirect import challenge), a practice the company believes was legitimate under both Italian and EU law and was widely accepted by authorities across the EU and by the EC. The Italian prosecutors are pursuing this matter with respect to 2005 only. If criminal liability is ultimately determined, Chiquita Italia could be civilly liable for damages, including applicable duties, taxes and penalties.

Tax authorities have issued assessment notices totaling €6 million ($8 million) for 2004 and €5 million ($6 million) for 2005 plus, in each case, interest and penalties. Chiquita Italia appealed these assessments to the first level Rome tax court and, in June 2011, the court rejected Chiquita Italia's appeal for 2004. Chiquita Italia has appealed this decision. Separately, customs authorities have assessed a total of €18 million ($22 million) plus interest for these 2004 and 2005 cases. Chiquita Italia's appeals of these assessments to the first level Rome tax court and the regional court were rejected. Chiquita Italia intends to appeal this decision to the Court of Cassation, the highest level of appeal in Italy. In each case, Chiquita Italia has received payment notifications from the tax and customs authorities and began making deposit payments for assessed duties in installments to the customs authorities in September 2011 and assessed tax in installments to the tax authorities in March 2012. Chiquita Italia is making deposit payments in monthly installments on these tax and customs cases through 2018; annual deposit payments under these installment plans total €6 million ($7 million), including interest. Deposits made under these cases are deferred in "Investments and other assets, net" on the Condensed Consolidated Balance Sheets pending resolution of the appeals process. If Chiquita Italia ultimately prevails in its appeals, all amounts deposited will be reimbursed with interest.
The fiscal police investigation also challenged the involvement of a Chiquita entity incorporated in Bermuda in the sale of bananas directly to Chiquita Italia (direct import challenge), as a result of which the tax authorities claimed additional taxes of €13 million ($16 million) for 2004 and €19 million ($25 million) for 2005, plus interest and penalties. In order to avoid a long and costly tax dispute, in April 2011, Chiquita Italia reached an agreement in principle with the Italian tax authorities to settle the dispute and recorded expense for the settlements at that time. Under the settlement, the tax authorities agreed that the Bermuda corporation's involvement in the importation of bananas was appropriate and Chiquita Italia agreed to an adjustment to the intercompany price paid by Chiquita Italia for the imported bananas it purchased from this company, resulting in a higher income tax liability for those years. Chiquita Italia paid a settlement of €3 million ($4 million) of additional income tax for 2004 and 2005, including interest and penalties, which was significantly below the amounts originally claimed. The portion of the settlement for 2005 is still subject to approval by the Rome tax court; approval is expected in 2012. As part of the settlement, Chiquita Italia also agreed to a pricing adjustment for its intercompany purchases of bananas for the years 2006 through 2009, resulting in payments in June and July 2011 of €2 million ($3 million) of additional tax and interest to fully settle those years. The indirect import challenge described above is not part of the settlement.
Chiquita Italia continues to believe that it acted properly and that all the transactions for which it has received assessment notices were legitimate and reported appropriately, and, aside from those issues already settled, continues to vigorously defend the transactions at issue.
CONSUMPTION TAX REFUNDS
The company has and has had several open cases seeking the refund of certain consumption taxes paid between 1980 and 1990 in various Italian jurisdictions. As gain contingencies, these refunds and any related interest are recognized when realized and all gain contingencies have been removed. In January 2012, the company received €20 million ($26 million) related to a favorable decision from a court in Salerno, Italy. The claim is not considered resolved or realized, as the decision has been appealed to a higher court. Consequently, the receipt of cash will be deferred in "Other liabilities" on the Condensed Consolidated Balance Sheets. Decisions in one jurisdiction have no binding effect on pending claims in other jurisdictions and all unresolved claims may take years to resolve. If the Company were to lose on appeal, it may be required to repay the consumption tax refunds received.

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
The first half and the second quarter of 2012 proved to be challenging, as we expected. Banana pricing in each of our markets was below that of the year-ago periods, as lower average European exchange rates more than offset local pricing improvements in Europe. Exchange rates adversely affected pricing in the second quarter of 2012 by $24 million compared to the second quarter of 2011. We expect year-over-year European pricing comparisons to remain challenging based on 2012 exchange rates that are anticipated to be significantly below 2011 rates; therefore, in June and July 2012 we increased hedging coverage through 2013 to reduce our exposure to further declines in the value of the euro. In North America, pricing included the benefit of a force majeure surcharge from late January 2011 until the end of June 2011 to recover higher sourcing costs that began in the fourth quarter of 2010; the surcharge did not recur in 2012.
Salad and Healthy Snacks segment results in the quarter and six months ended June 30, 2012 were better than the year ago periods as cost reductions offset the lower volumes of retail value-added salads, which were a result of 2011 customer conversions to private label products produced by competitors. We were able to reduce commodity, manufacturing and quality costs as a result of harvesting and manufacturing process improvements and better first quarter raw product yields and quality. We realized cost savings from our realignment of the overhead structure and innovation functions in the third quarter of 2011, and we reduced our marketing investment in 2012. We continued our focus on cost savings in June 2012 by entering into a lease for a new, more efficient and more automated salad production and warehousing facility in the Midwest that will replace three existing facilities in the region beginning in the second half of 2013. In late 2011, we announced plans to expand our organic product offerings and to begin offering private label and whole-head lettuce products to be a complete salad supplier to our customers. We can offer these additional products using existing sourcing, manufacturing and distribution capacity; however, most salad supply arrangements are multi-year contracts and we do not expect to see related volume growth until 2013. We remain a leader in the branded retail value-added salad category market share based on Information Resources Inc. ("IRI") scan data.
Comparisons of 2012 to 2011 results are also affected by:

•
During the fourth quarter of 2011, we committed to relocate our corporate headquarters and to consolidate other corporate functions to Charlotte, North Carolina during 2012 in order to improve execution, accelerate decision-making and reduce costs. The relocation is expected to cost approximately $30 million through 2013 (including net capital expenditures of approximately $5 million after allowances from the landlord), of which $24 million is expected to be recaptured through state, local and other incentives through 2022. We recognized $11 million ($7 million net of tax) of expense related to the relocation in the first half of 2012 and $6 million ($4 million net of tax) of expense in the fourth quarter of 2011.

•
Debt reduction efforts in 2011 reduced interest expense by approximately $7 million in the first half of 2012. As more fully described in Note 5 to the Condensed Consolidated Financial Statements, we further amended the Credit Facility to provide the appropriate level of flexibility to execute our strategy and and absorb the current volatility inherent in our business. The amendment created a Covenant Amendment Period until after the third quarter of 2013, during which interest rates increase, the financial covenants are altered and other restrictions are in place. We expect annual interest expense to increase by approximately $5 million during the Covenant Amendment Period.

•
Other Produce results in the second quarter of 2011 included a $32 million reserve for advances to a grower of grapes and other produce. The grower declared bankruptcy in late 2011; however, we continue to negotiate recovery with the bankruptcy trustee and other creditors of the grower.

•
Income taxes in the second quarter of 2011 included an $87 million release of U.S. valuation allowances against deferred tax assets and $6 million of income tax expense related to a settlement in Italy.

On August 7, 2012, we announced that we will immediately execute a restructuring plan to strategically transform Chiquita into a high-volume, low-cost operator. The restructuring plan is designed to reduce costs and improve our competitive position by focusing our resources on the banana and salad businesses, reducing investment in non-core products, reducing overhead and manufacturing cost and limiting consumer marketing activities. In connection with this plan, we expect the elimination of approximately 300 positions worldwide, resulting in expense of approximately $15 million in the second half of 2012 primarily related to severance, after which, we expect annual savings of at least $60 million. We expect to begin realizing part of these savings as early as the fourth quarter of 2012. We do not currently foresee that the state, local and other incentives connected to our relocation to Charlotte, North Carolina will be affected. The company's Board of Directors and its chief executive officer also announced the company's plans to transition leadership. We also announced our plans to transition Chiquita's leadership. The Board of Directors has formed a committee to oversee the process of selecting a new chief executive officer. Mr. Aguirre will remain as Chairman and Chief Executive Officer until the hiring of a new CEO.
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
Operations

	Quarter ended June 30,		Percent	Six months ended June 30,		Percent
(In millions)	2012	2011	Change	2012	2011	Change
Net sales:
Bananas	$533	$555	(4.0)%	$1,053	$1,094	(3.8)%
Salads and Healthy Snacks	252	253	(0.4)%	489	491	(0.3)%
Other Produce	49	63	(22.5)%	84	109	(23.1)%
	$833	$870	(4.3)%	$1,627	$1,695	(4.0)%
Cost of sales:
Bananas	$460	$433	6.0%	$909	$869	4.5%
Salads and Healthy Snacks	214	217	(1.4)%	422	420	0.6%
Other Produce	49	62	(20.9)%	93	109	(15.2)%
Corporate costs	3	3	7.0%	6	5	5.2%
	$726	$716	1.5%	$1,429	$1,404	1.8%
Operating income (loss):
Bananas	$29	$59	(51.1)%	$48	$116	(58.4)%
Salads and Healthy Snacks	10	3	209.4%	10	9	11.7%
Other Produce	(3)	(33)	(89.9)%	(9)	(37)	(74.3)%
Corporate Costs	(18)	(15)	18.4%	(32)	(32)	(1.4)%
	$18	$14	27.1%	$17	$56	(69.4)%
Tables may not total or recalculate due to rounding.

CONSOLIDATED NET SALES, COST OF SALES AND OPERATING INCOME
Net sales declined on a consolidated basis by 4.3% and 4.0% in the quarter and six months ended June 30, 2012, respectively, compared to the same periods in 2011 primarily as a result of lower banana and other produce pricing in all markets, as lower average European exchange rates more than offset local pricing improvements in Europe. We expect year-over-year European pricing comparisons to remain challenging based on 2012 exchange rates that are anticipated to be significantly below 2011 rates; therefore, in June and July 2012 we increased hedging coverage through 2013 to reduce our exposure to further declines in the value of the euro. Further discussion of hedging can be found under the caption Market Risk Management—Financial Instruments below. North American banana pricing in 2011 included a force majeure surcharge from late January 2011 until the end of June 2011 to recover higher sourcing costs that began in the fourth quarter of 2010; the surcharge did not recur in 2012. Increases in value-added salad sales to foodservice customers and sales of healthy snacks offset reductions in retail value-added salad volume, which are a result of 2011 customer conversions to private label products produced by competitors. Additionally, a change in standard contract language for certain other produce sales in Europe resulted in net recognition as an agent, whereas in 2011 we recognized gross sales and gross cost of sales as a principal. Additional detail of the variance is included in the segment discussion below.
Cost of sales increased on a consolidated basis by 1.5% and 1.8% in the quarter and six month ended June 30, 2012, respectively, compared to the same periods in 2011 primarily as a result of increased banana volume, sourcing costs that include fuel costs net of hedging, purchased fruit costs, and materials cost. Additional detail of the variance is included in the segment discussion below.
Operating income increased (decreased) on a consolidated basis by 27.1% and (69.4)% in the quarter and six month ended June 30, 2012, respectively, compared to the same periods in 2011. The second quarter of 2011 includes a $32 million reserve in the Other Produce segment for grower advances to a grower of grapes and other produce in Chile. Aside from the reserve, operating results declined from 2011 primarily as a result of lower banana pricing in all markets. Lower value-added salad volume was more than offset in the second quarter and partially offset in the first half by improved raw product yields and quality combined with process improvements to significantly reduce quality costs in 2012 compared to the same periods in 2011, as well as improved product mix. Additional detail of the variances are included in the segment discussion below.
REPORTABLE SEGMENTS
We report three business segments: Bananas; Salads and Healthy Snacks; and Other Produce. Segment descriptions and results can be found in Note 12 to the Condensed Consolidated Financial Statements. Certain corporate expenses are not allocated to the reportable segments and are included in "Corporate costs," including costs related to the relocation of the company's headquarters described in Note 2 to the Condensed Consolidated Financial Statements. Inter-segment transactions are eliminated.
BANANA SEGMENT
Net sales for the segment were $533 million and $555 million for the second quarters of 2012 and 2011, respectively, and $1.1 billion for the six months ended June 30, 2012 and 2011. Significant increases (decreases) in segment net sales compared to the year-ago period were as follows:

(In millions)	Q2	YTD
Pricing, including the 2011 force majeure surcharge in North America	$(6)	$(39)
Volume	7	21
Average European exchange rates[1]	(24)	(28)
Other	1	5
Change in Banana segment net sales	$(22)	$(41)

[1]
Average European exchange rates include the effect of hedging, which was an expense of less than $1 million for the second quarter of 2012 and $1 million for the second quarter of 2011, and a benefit (expense) of $4 million and $(3) million for the six months ended June 30, 2012 and 2011, respectively.

Cost of sales in the Banana segment was $460 million and $433 million for the second quarters of 2012 and 2011, respectively, and $0.9 billion for the six months ended June 30, 2012 and 2011. Significant increases (decreases) in segment cost of sales compared to the year-ago period were as follows:

(In millions)	Q2	YTD
Volume	$8	$18
Sourcing and logistics costs	14	14
Acceleration of losses on ship sublease arrangements	—	6
Tariffs	(1)	(3)
Other	6	5
Change in Banana segment cost of sales	$27	$40
Sourcing costs include costs of purchased fruit. Logistics costs are significantly affected by fuel prices, and include the effect of fuel hedges, which was a benefit of $3 million and $12 million for the second quarters of 2012 and 2011, respectively and a benefit of $9 million and $18 million for the six months ended June 30, 2012 and 2011. See Note 6 to the Condensed Consolidated Financial Statements for further description of our hedging program.
In 2011, we implemented a new European shipping configuration to reduce overall delivery costs. The new configuration involves shipment of part of our core volume in container equipment on board the ships of certain third-party container shipping operators. This container capacity is more flexible than leasing entire ships, which is expected to primarily benefit the second half of the year, when volume demand is typically lower. As a result of this change, five chartered cargo ships have been subleased until the end of 2012, two that began in December 2011 and three in the first quarter of 2012. An equivalent number of ship charters will not be renewed for 2013. These subleases resulted in the acceleration of $6 million of losses on the three sublease arrangements in the first quarter of 2012, net of $2 million of related deferred sale-leaseback gain amortization during the sublease period. We accelerated $4 million of losses on the other two sublease arrangements in the fourth quarter of 2011.
Operating income in the Banana segment was $29 million and $59 million for the second quarters of 2012 and 2011, respectively, and $48 million and $116 million for the six months ended June 30, 2012 and 2011, respectively. Significant increases (decreases) in segment operating income compared to the year-ago period were as follows:

(In millions)	Q2	YTD
Change in Banana segment net sales from above	$(22)	$(41)
Change in Banana segment cost of sales from above	(27)	(40)
Marketing investment	9	8
Selling, general and administrative expenses	1	2
Other	9	3
Change in Banana segment operating income	$(30)	$(68)
Our banana sales volumes1 in 40-pound box equivalents were as follows:

(In millions, except percentages)	Q2 2012	Q2 2011	% Change	YTD 2012	YTD 2011	% Change
North America	16.7	16.6	0.6%	32.5	32.7	(0.6)%
Europe and the Middle East:
Core Europe[2]	10.1	10.6	(4.7)%	20.6	21.1	(1.9)%
Mediterranean[3] and Middle East	4.5	3.3	36.4%	8.8	6.5	35.4%

The following table shows year-over-year favorable (unfavorable) percentage changes in our banana prices for 2012 compared to 2011:

	Q2	YTD
North America[4]	(8.3)%	(7.1)%
Core Europe:[2]
U.S. Dollar Basis[5]	(5.5)%	(7.7)%
Local currency	5.3%	(0.5)%
Mediterranean[3] and Middle East	0.5%	(3.9)%

[1]	Volume sold represents all banana varieties, including Chiquita to Go, Chiquita minis, organic bananas and plantains.

[2]	Core Europe includes the 27 member states of the European Union, Switzerland, Norway and Iceland. Banana sales in Core Europe are primarily in euros but also include other European currencies.

[3]	Mediterranean markets are mainly European and Mediterranean countries that do not belong to the European Union.

[4]	North America pricing includes fuel-related and other surcharges.

[5]	Prices on a U.S. dollar basis exclude the effect of hedging.
To minimize the volatility that changes in fuel prices could have on the operating results of our core shipping operations, we use hedging instruments (derivatives) to lock in prices of future bunker fuel purchases for up to three years in the future. We also use hedging instruments to reduce the negative cash flow and earnings effect that any significant decline in the value of the euro would have on the conversion of euro-based revenue into U.S. dollars for up to 18 months in the future. Exchange rates adversely affected pricing in the second quarter of 2012 by $24 million compared to the second quarter of 2011, and we expect year-over-year European pricing comparisons to remain challenging based on 2012 exchange rates that are anticipated to be significantly below 2011 rates; therefore, in June and July 2012 we increased hedging coverage through 2013 to reduce our exposure to further declines in the value of the euro. Further discussion of hedging risks and instruments can be found under the caption Market Risk Management—Financial Instruments below and Note 6 to the Condensed Consolidated Financial Statements.
The average spot and hedged euro exchange rates were as follows:

(Dollars per euro)	Q2 2012	Q2 2011	% Change	YTD 2012	YTD 2011	% Change
Euro average exchange rate, spot	$1.29	$1.44	(10.4)%	$1.30	$1.40	(7.1)%
Euro average exchange rate, hedged	1.29	1.43	(9.8)%	1.31	1.39	(5.8)%
EU Banana Import Regulation. From 2006 through 2010, bananas imported into the European Union ("EU") from Latin America, our primary source of fruit, were subject to a tariff of €176 per metric ton, while bananas imported from African, Caribbean and Pacific sources continue to enter the EU tariff-free (since January 2008 in unlimited quantities). In 2009, the EU and 11 Latin American countries reached the World Trade Organization ("WTO") Geneva Agreement on Trade in Bananas ("GATB"), under which the EU agreed to reduce tariffs on Latin American bananas annually, ending with a rate of €114 per metric ton by 2019. The GATB resulted in tariff rates per metric ton of €143 and €136 in 2011 and 2012, respectively. The GATB still needs to be formalized in the WTO. The EU also signed a WTO agreement with the United States, under which it agreed not to reinstate WTO-illegal tariff quotas or licenses on banana imports.
In another regulatory development, in June 2012, the EU signed free trade area ("FTA") agreements with (i) Colombia and Peru and (ii) the Central American countries. Under both FTA agreements, the EU committed to reduce its banana tariff to €75 per metric ton over ten years for specified volumes of banana exports from each of the countries covered by these FTAs, and further required that the banana volumes assigned to each country under the Central American FTA be administered through export licenses. The agreements are currently scheduled to be approved by the European Council and ratified by the European Parliament and Latin American legislatures by late 2012. Because the approval procedures and implementation arrangements remain unsettled, including the possibility of export licenses, it is unclear when, or whether, these FTAs will be implemented, and what, if any, effect they will have on our operations.

SALADS AND HEALTHY SNACKS SEGMENT
Net sales for the Salads and Healthy Snacks segment were $252 million and $253 million for the second quarters of 2012 and 2011, respectively, and $489 million and $491 million for the six months ended June 30, 2012 and 2011, respectively. Significant increases (decreases) in segment net sales compared to the year-ago period were as follows:

(In millions)	Q2	YTD
Pricing:
Retail value-added salads	$1	$—
Healthy snacks, foodservice and other	2	(4)
Volume:
Retail value-added salads	(14)	(20)
Healthy snacks, foodservice and other	16	20
Mix:
Retail value-added salads	1	1
Healthy snacks, foodservice and other	(7)	(4)
Other	—	5
Change in Salads and Healthy Snacks segment net sales	$(1)	$(2)
Cost of sales in the Salads and Healthy Snacks segment were $214 million and $217 million for the second quarters of 2012 and 2011, respectively, and $422 million and $420 million for the six months ended June 30, 2012 and 2011, respectively. Significant increases (decreases) in segment cost of sales compared to the year-ago period were as follows:

(In millions)	Q2	YTD
Volume:
Retail value-added salads	$(9)	$(12)
Healthy snacks, foodservice and other	12	21
Mix:
Retail value-added salads	1	—
Healthy snacks, foodservice and other	2	5
Industry input and manufacturing costs:
Retail value-added salads	3	9
Healthy snacks, foodservice and other	(6)	(12)
Quality-related and manufacturing disruption costs	(3)	(5)
Other	(3)	(4)
Change in Salads and Healthy Snacks segment cost of sales	$(3)	$2
We were able to reduce commodity, manufacturing and quality costs through harvesting and manufacturing process improvements together with improved first quarter raw product yields and quality. We realized cost savings from our realignment of the overhead structure and innovation functions in the third quarter of 2011, and we reduced our marketing investment in 2012. The first quarter of 2012 included costs of $1 million ($1 million, net of tax), primarily related to inventory write-offs, to exit healthy snacking products that were not sufficiently profitable. The reduction in quality-related and manufacturing disruption costs is expected to continue to favorably affect comparisons to 2011, particularly for the third quarter.

Operating income in the Salads and Healthy Snacks segment was $10 million and $3 million for the second quarters of 2012 and 2011, respectively, and $10 million and $9 million for the six months ended June 30, 2012 and 2011, respectively. In the first quarter of 2012, the warm weather in the Yuma growing region improved raw product yields and quality and combined with process improvements to significantly reduce quality costs in the first and second quarters of 2012 compared to the year-ago periods. The quality improvements also correlate to increased sales velocity of our retail value-added salads in the second quarter of 2012 based on IRI scan data. Significant increases (decreases) in segment operating income compared to the year-ago period were as follows:

(In millions)	Q2	YTD
Change in Salads and Healthy Snacks segment net sales from above	$(1)	$(2)
Change in Salads and Healthy Snacks segment cost of sales from above	3	(2)
Marketing investment	4	5
Selling, general and administrative costs	1	3
Exit costs	—	(1)
Other	—	(2)
Change in Salads and Healthy Snacks segment operating income	$7	$1
The first quarter of 2012 included $1 million to restructure our European healthy snacking sales force. These actions were completed during the first quarter of 2012.
Volume and pricing for Fresh Express-branded retail value-added salads was as follows:

(In millions, except percentages)	Q2 2012	Q2 2011	% Change	YTD 2012	YTD 2011	% Change
Volume	12.2	13.3	(8.3)%	24.5	26.1	(6.1)%
Pricing			0.5%			(0.1)%
Pricing includes fuel-related and other surcharges. Fuel surcharges generally reset quarterly based on the previous quarter's average fuel index prices. The change in pricing represents the net change in sales of individual product pricing changes, without considering changes in product mix.
In June 2012, we entered into a 20-year lease agreement for a salad production and warehousing facility in the Midwest that will replace three existing facilities in the region. The lease agreement contains two 5-year extension periods. The new facility is expected to be more automated and efficient than the three existing plants that it will replace and is expected to further reduce operating costs when it is completed in the second half of 2013. Though the construction costs are being financed by the lessor, we are acting as the construction agent and will be responsible for all construction activity during the construction period because of the specialized nature of the facility. This results in Chiquita owning the facility for accounting purposes and as a result, we have recognized as of June 30, 2012 an asset of $13 million included in "Property, plant and equipment, net" and a corresponding $13 million non-cash obligation for the construction in progress of the leased facility included in "Other liabilities," which represents the cumulative cost of the facility through the balance sheet date. Total construction costs are expected to be approximately $40 million.
We monitor the progress of our Salads and Healthy Snacks segment, including quarterly review for triggering events based on business changes that could require impairment analysis of intangible assets before our annual evaluation in the fourth quarter. We also continue to monitor the results and future expectations for our equity method investment in Danone Chiquita Fruits to determine if the value of our investment is below its carrying value, and, if so, whether such potential impairment is other than temporary. Our ability to execute business growth strategies and to implement appropriate cost savings are important assumptions in both impairment reviews and evaluations for triggering events. As of June 30, 2012, we did not identify any triggering events or other than temporary impairment.

OTHER PRODUCE SEGMENT
Net sales for the segment were $49 million and $63 million for the second quarters of 2012 and 2011, respectively, and $84 million and $109 million for the six months ended June 30, 2012 and 2011, respectively. A change in standard contract language of certain other produce sales in Europe resulted in recognizing the net amount retained in such sales (a commission earned as an agent) instead of recognizing gross sales and cost of sales, as when we acted as a principal in the transactions during 2011. Operating loss for the segment was $3 million and $33 million for the second quarters of 2012 and 2011, respectively, and $9 million and $37 million for the six months ended June 30, 2012 and 2011, respectively. Operating loss in the second quarter of 2011 included a $32 million reserve for advances to a Chilean grower of grapes and other produce, and represented the remaining balance of advances that were not repaid. The grower declared bankruptcy in late 2011; however, we continue to negotiate recovery with the bankruptcy trustee and other creditors of the grower. See further information on the grower advance in Note 3 to the Condensed Consolidated Financial Statements. Lower pineapple pricing also negatively affected sales and operating income. The first quarter of 2012 also included $2 million ($1 million, net of tax) of costs primarily related to inventory write-offs from the discontinuation of non-strategic, low-margin products.
CORPORATE (INCLUDING HEADQUARTERS RELOCATION COSTS)
During the fourth quarter of 2011, we committed to relocate our corporate headquarters from Cincinnati, Ohio to Charlotte, North Carolina, affecting approximately 300 positions. At the same time, we committed to consolidate other corporate functions in Charlotte by bringing approximately 100 additional positions currently spread across the U.S. to improve execution and accelerate decision-making. The relocation will occur during 2012 and is expected to cost approximately $30 million through 2013 (including net capital expenditures of approximately $5 million after allowances from the landlord), a significant portion of which is expected to be recaptured through state, local and other incentives through 2022. In addition, we expect to generate ongoing cost savings of approximately $4 million annually for the next 10 years from the benefits of consolidation of locations, more efficient staffing, lower rent and reduced travel costs. We recognized $4 million ($2 million, net of tax) and $7 million ($4 million, net of tax) of severance and other relocation costs during the first and second quarters of 2012, respectively. The company recognized approximately $6 million ($4 million net of tax) in expense during 2011 for the relocation primarily related to severance benefits. See Note 2 to the Condensed Consolidated Financial Statements for further information about the company's relocation and restructuring activities.
Other corporate expenses were $11 million and $15 million for the second quarters of 2012 and 2011, respectively and $21 million and $32 million for the six months ended June 30, 2012 and 2011, respectively. The decrease is primarily a result of lower incentive compensation accruals.
INTEREST
Interest expense was $10 million and $14 million for the second quarters of 2012 and 2011, respectively, and $21 million and $28 million for the six months ended June 30, 2012 and 2011, respectively. The decrease in interest expense was related to the refinancing and debt reduction that occurred in 2011. However, on June 26, 2012, we amended our Credit Facility to include a Covenant Amendment Period that provides the appropriate level of flexibility to execute the company's strategy and absorb the current volatility inherent in its business. The amendment temporarily increased interest rates and is expected to result in $5 million of additional annual interest expense during the Covenant Amendment Period. See further description of refinancing, debt reduction and the amendment to our Credit Facility in Note 5 to the Condensed Consolidated Financial Statements and in Financial Condition - Liquidity and Capital Resources below.
INCOME TAXES
Income taxes were a net expense (benefit) of $3 million and $4 million in the quarter and six months ended June 30, 2012, respectively, and $(77) million and $(72) million for the quarter and six months ended June 30, 2011, respectively. The net income tax benefit in the quarter and six months ended June 30, 2011 is primarily the result of the U.S. valuation allowance release of $87 million partially offset by a $6 million charge for a tax settlement in Italy, which was also recorded in the second quarter of 2011 (as described in Notes 9 and 13 to the Condensed Consolidated Financial Statements). For the second quarter and six months ended June 30, 2012, the difference in the overall effective tax rate from the U.S. statutory rate is due to the mix of earnings and losses in various jurisdictions, as well as discrete tax items, including a $2 million out of period adjustment relating to 2011 (as described in Note 9 to the Condensed Consolidated Financial Statements). We do not believe the error was material to any prior or current year financial statements.

As a result of sustained improvements in the performance of our North American businesses and the benefits of debt reduction over the last several years, we have been generating annual U.S. taxable income beginning with tax year 2009, and expect this trend to continue, even if seasonal losses may be incurred in interim periods. As of June 30, 2011, our forecast included second quarter results as well as increased visibility to North American banana pricing and stabilized sourcing costs. As a result of these considerations, we recognized an $87 million income tax benefit in the second quarter of 2011 for the reversal of valuation allowances against the entire U.S. federal deferred tax assets and a portion of the state deferred tax assets, primarily net operating loss carry forwards (“NOLs”), which are more likely than not to be realized in the future. Through the second quarter of 2011, valuation allowances on available U.S. NOLs significantly affected our effective tax rate; if a deferred tax asset with a full valuation allowance, such as an NOL, was realized, the corresponding valuation allowance was also released, resulting in no net effect to income taxes reported in the Condensed Consolidated Statements of Income.
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
Financial Condition - Liquidity and Capital Resources
At June 30, 2012, we had a cash balance of $53 million and $20 million in borrowings under the Revolver, under which $109 million was available after $21 million was used to support letters of credit. From time to time, we borrow under the revolving credit facility to fund seasonal working capital needs, which are highest in the first and second quarters. In January 2012, we borrowed $30 million under the revolving credit facility and repaid the balance in February 2012. In April 2012, we borrowed $20 million under the revolving credit facility.
As described more fully in Note 5 to the Condensed Consolidated Financial Statements, in June 2012 we amended our Credit Facility to provide the appropriate level of flexibility to execute our strategy and absorb the current volatility inherent in our business. The amended Credit Facility maintains the $330 million senior secured term loan ("Term Loan") and a $150 million senior secured revolving facility ("Revolver") both maturing July 26, 2016 (May 1, 2014, if the company does not repay, refinance, or otherwise extend the maturity of the 7½% Senior Notes by such date). In connection with the amendment, we incurred $2 million of fees that will be recognized over the remaining term of the Credit Facility.

The Credit Facility is maintained by our main operating subsidiary, Chiquita Brands L.L.C. ("CBL"), and contains two financial maintenance covenants each measured for the most recent four fiscal quarter period: a CBL (operating company) leverage ratio (Debt divided by EBITDA, each as defined in the Credit Facility) and a fixed charge coverage ratio (the sum of CBL's EBITDA plus Net Rent divided by Fixed Charges, each as defined in the Credit Facility). The June 2012 amendment created a Covenant Amendment Period, which ends after the third quarter of 2013, unless elected earlier by CBL. We may elect to terminate the Covenant Amendment Period at any time after demonstrating our ability to be in compliance with the financial covenants prior to the amendment. During the Covenant Amendment Period, the financial maintenance covenants are as follows:

Period(s) Ending	CBL Leverage Ratio no higher than:
Fiscal quarters ending 6/30/2012 - 12/31/2012	6.50x
Fiscal quarter ending 3/31/2013	5.75x
Fiscal quarter ending 6/30/2013	4.50x
Fiscal quarter ending 9/30/2013	4.00x
Fiscal quarter ending 12/31/2013 and the end of any fiscal quarter ended thereafter	3.50x

Period(s) Ending	Fixed Charge Coverage Ratio at least:
Fiscal quarters ending 6/30/2012 - 6/30/2013	1.00x
Fiscal quarter ending 9/30/2013 and the end of any fiscal quarter ended thereafter	1.15x
When the Covenant Amendment Period ends, the covenants revert to the prior leverage ratio (no higher than 3.5x) and a fixed charge coverage ratio (at least 1.15x). The covenants during the Covenant Amendment Period, as well as its duration, were based upon our forecasts; if actual results are significantly below our forecasts, there could be no assurance that we would not need to seek further amendments to the Credit Facility.
During the Covenant Amendment Period, the limits on capital expenditures are $125 million for fiscal year 2012, $85 million for fiscal year 2013, returning in 2014 to $150 million per year plus carryovers from the prior year. In addition, during the Covenant Amendment Period, CBL must have Available Liquidity (the sum of (i) the Unused Revolving Commitment of the Borrower, and (ii) unrestricted cash and cash equivalents of the Borrower and its Subsidiaries, as defined in the amendment) of $50 million and is subject to further limits on prepaying debt, making acquisitions, investments and distributions; after the Covenant Amendment Period, these additional restrictions will not apply. These covenants are more fully described in Note 5 to the Condensed Consolidated Financial Statements. At June 30, 2012, we were in full compliance with the covenants of the Credit Facility, and expect to remain in compliance for at least 12 months from the balance sheet date.
Also in June 2012, we entered into a 20-year lease agreement for a salad production and warehousing facility in the Midwest that will replace three existing facilities in the region. The lease agreement contains two 5-year extension periods. Though the construction costs are being financed by the lessor, we are acting as the construction agent and will be responsible for all construction activity during the construction period because of the specialized nature of the facility. This results in the company owning the facility for accounting purposes and as such, we recognized as of June 30, 2012 an asset of $13 million included in "Property, plant and equipment, net" and a corresponding $13 million non-cash obligation for the construction in progress of the leased facility included in "Other liabilities," which represents the cumulative cost of the facility through the balance sheet date. Total construction costs are expected to be approximately $40 million through completion in the second half of 2013.
Cash provided by (used in) operations was $21 million and $77 million for the six months ended June 30, 2012 and 2011, respectively. In January 2012, as a result of a favorable decision from a court in Salerno, Italy, we also received €20 million ($26 million) related to a refund claim we had made with respect to certain consumption taxes paid between 1980 and 1990, and the cash received has been deferred in "Other liabilities" pending final result of the appeal process. See Note 13 to the Condensed Consolidated Financial Statements for further information. This cash receipt was offset by increases in accounts receivable primarily resulting from longer collection periods in Europe and the Middle East. The remaining decrease in operating cash flow stems from the decrease in operating results.

On August 7, 2012, we announced that we will immediately execute a restructuring plan designed to reduce costs and improve our competitive position by focusing our resources on the banana and salad businesses, reducing investment in non-core products, reducing overhead and manufacturing cost and limiting consumer marketing activities. In connection with this plan, we expect expense of approximately $15 million in the second half of 2012 primarily related to severance costs, after which, we expect annual savings of at least $60 million. We expect to begin realizing part of these savings as early as the fourth quarter of 2012. We will prioritize the use of any additional operating cash flow to reduce debt.
Cash flow used in investing activities includes capital expenditures of $23 million and $31 million for the six months ended June 30, 2012 and 2011.
A subsidiary has an uncommitted credit line of approximately €6 million ($7 million) for bank guarantees used primarily for payments due under import licenses and duties in European Union countries. At June 30, 2012, we had approximately €5 million ($6 million) of cash equivalents in a compensating balance arrangement related to this uncommitted credit line.
Depending on fuel prices, we can have significant obligations or amounts receivable under our bunker fuel forward arrangements, although we would expect any liability or asset from these arrangements to be offset by the purchase price of fuel. At June 30, 2012, December 31, 2011 and June 30, 2011, our bunker fuel forward contracts were an asset of $4 million, $15 million and $54 million, respectively. Depending on euro pricing, we can have significant obligations or amounts receivable under our euro-based currency hedging contracts, although we would expect any liability or asset from these contracts to be more than offset by an increase in the dollar realization of the underlying sales denominated in foreign currencies. At June 30, 2012, December 31, 2011and June 30, 2011, our euro-based currency hedging contracts were an asset (liability) of $(3) million and $5 million, and less than $1 million, respectively. The amount ultimately due or receivable will depend upon fuel prices for our bunker fuel forward arrangements or the exchange rate for our euro-based hedging contracts at the dates of settlement. See Market Risk Management – Financial Instruments below and Notes 6 and 7 to the Condensed Consolidated Financial Statements for further information about our hedging activities. We expect operating cash flows will be sufficient to cover any hedging obligations.
We face certain contingent liabilities which are described in Note 13 to the Condensed Consolidated Financial Statements; in accordance with generally accepted accounting practices, reserves have not been established for most of the ongoing matters, even when we have been required to make deposit payments to preserve our right to appeal some of the Italian customs and tax cases. In connection with these contingent liabilities, we have been required to make deposit payments in installments totaling €51 million ($64 million) through 2018 to preserve our right to appeal the customs and tax assessments. Of these assessments, we have deposited €12 million ($15 million) through June 30, 2012, which is included in "Investments and other assets, net" on the Condensed Consolidated Balance Sheet pending resolution of the appeals process. The installment plans as of June 30, 2012 call for annual deposit payments of approximately €7 million ($9 million) through 2016, €6 million ($8 million) in 2017 and €1 million ($1 million) in 2018; however, if we ultimately prevail in these cases, any deposits we have made will be refunded with interest. Because court rulings have varied, we have not been assessed in similar matters in other jurisdictions, but may be required to make additional payments based on future appeals or court rulings. We presently expect that we would use existing cash and borrowing resources together with operating cash flow to satisfy any such liabilities. It is possible that in future periods we could have to pay damages or other amounts in excess of the installment plans, the exact amount of which would be at the discretion of the applicable court or regulatory body.
Additionally, as described in Note 13 to the Condensed Consolidated Financial Statements, we have received €20 million ($26 million) related to a favorable decision from a court in Salerno, Italy related to consumption tax refunds. This decision has been appealed to a higher court. Also, in connection with a court judgment against one of our insurance carriers, National Union, we have received $10 million through June 30, 2012 from National Union. National Union has appealed this ruling. We have deferred these cash receipts in "Other liabilities" pending resolution of the appeals process. If we were to lose these appeals, we may be required to repay the consumption tax refunds and the reimbursements from National Union.

We have not made dividend payments since 2006. We are not permitted to pay dividends during the Covenant Amendment Period of our Credit Facility, and after the Covenant Amendment Period, any future dividends would require approval by the board of directors. During the Covenant Amendment Period under the Credit Facility, CBL may continue to distribute cash to CBII, the parent company, for routine CBII operating expenses, interest payments on CBII's 7½% Senior Notes, its Convertible Notes and obligations existing as of June 26, 2012, the date of the Credit Facility amendment. After the Covenant Amendment Period, CBL is also permitted to pay interest on any refinancing of CBII's Senior Notes and Convertible Notes and payment of certain other specified CBII liabilities ("permitted payments"). After the Covenant Amendment Period, CBL may distribute cash to CBII for other purposes, including dividends, if we are in compliance with the covenants and not in default under the Credit Facility. The Covenant Amendment Period ends after the third quarter of 2013, unless elected earlier by CBL upon demonstrating our ability to be in compliance with the financial covenants prior to the Credit Facility amendment. The CBII 7½% Senior Notes also have dividend payment limitations with respect to the ability and extent of declaration of dividends. At June 30, 2012, distributions to CBII, other than for permitted payments, were limited to approximately $60 million annually.
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
See Note 13 to the Condensed Consolidated Financial Statements for a further description of legal proceedings and other risks including, in particular, (1) the civil litigation and investigations relating to payments made to our former Colombian subsidiary to a Colombian paramilitary group and (2) customs and tax proceedings in Italy.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates described in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011.
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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Reference is made to the discussion under Management's Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Management – Financial Instruments in our 2011 Annual Report on Form 10-K. As of June 30, 2012, the only material changes from the information presented in the Form 10-K are contained in the information provided below.
HEDGING INSTRUMENTS
Our products are distributed in nearly 70 countries. International sales are made primarily in U.S. dollars and major European currencies. We reduce currency exchange risk from sales originating in currencies other than the U.S. dollar by exchanging local currencies for dollars promptly upon receipt. We consider our exposure, current market conditions and hedging costs in determining when and whether to enter into new hedging instruments to hedge the dollar value of our estimated net euro cash flow exposure up to 18 months into the future. We may use average rate put options, average rate collars (an average rate put option paired with an average rate call option) and average rate forward contracts to manage our exposure to euro exchange rates. Average rate put options require an upfront premium payment and reduce the risk of a decline in the value of the euro without limiting the benefit of an increase in the value of the euro. Average rate euro call options sold by the company require an upfront premium payment to be received from the counterparty and limit the benefit of an increase in the value of the euro without limiting the risk of a decline in the value of the euro. We may use average rate call options to reduce the cost of currency hedging coverage. Average rate forward contracts lock in the value of the euro and do not require an upfront premium. In some cases, we may enter into an average rate put and an average rate call at the same strike rate to lock in the future exchange rate of the notional amount, similar to an average rate forward.
At June 30, 2012, we had average rate euro put option hedge positions that protect approximately 50% of our expected net exposure for the remainder of 2012 and approximately 50% of our expected net exposure for 2013 from a decline in the exchange rate below $1.23 per euro and $1.20 per euro, respectively. We had euro rate call option hedge positions that limit the benefit of approximately 50% of our expected net exposure for the remainder of 2012 and approximately 50% of our expected net exposure for 2013 from an increase in the exchange rate above $1.31 per euro and $1.28 per euro, respectively. In July 2012, we hedged approximately 35% more of our expected net exposure for both 2012 and 2013 with average rate euro put options paired with average rate euro call options at the same strike rate that effectively lock in the value of the euro at $1.23 per euro. These positions can offset decreases in the value of the euro or can limit the benefit of an increase in the exchange rate, but in either case reduce the volatility of change in the value of the euro. We expect that any loss on these contracts would be more than offset by an increase in the dollar realization of the underlying sales denominated in foreign currencies.
Our shipping operations are exposed to the risk of rising fuel prices. To reduce the risk of rising fuel prices, we enter into bunker fuel forward contracts (swaps) that allow us to lock in fuel prices up to three years in the future. Bunker fuel forward contracts can offset increases in market fuel prices or can result in higher costs from declines in market fuel prices, but in either case reduce the volatility of changing fuel prices in our results. In 2011, we reduced our expected total bunker fuel consumption and changed the ports where bunker fuel will be purchased through the implementation of a new shipping configuration. These changes resulted in 2011 recognition of unrealized gains on positions that were originally intended to hedge bunker fuel purchases in future periods because the forecasted fuel purchases, as documented by the company, became probable not to occur. Cash flow hedging relationships of many of the affected bunker fuel forward contracts were reapplied to other bunker fuel purchases; however, accounting standards require these to be based on the market prices at the date the new hedging relationships were established, even though there is no change in the hedging instrument. At June 30, 2012, we had deferred gains (losses) on bunker fuel hedges of $4 million, $3 million, $(4) million and $(1) million that are expected to offset (increase) our cost of bunker fuel in 2012, 2013, 2014 and 2015, respectively, and represent coverage for expected fuel purchases of approximately 80%, 70%, 70% and 40%, respectively.
We carry hedging instruments at fair value on our Condensed Consolidated Balance Sheets. The fair value of the average rate euro forward contracts and bunker fuel forward contracts was a net asset of $2 million, $20 million and $54 million at June 30, 2012, December 31, 2011 and June 30, 2011, respectively. A hypothetical 10% increase in the euro currency rates would have resulted in a decline in fair value of the euro put and call options of approximately $29 million at June 30, 2012. However, we expect that any loss on these put and call options would be more than offset by an increase in the dollar realization of the underlying sales denominated in foreign currencies. A hypothetical 10% decrease in bunker fuel rates would result in a decline in fair value of the bunker fuel forward contracts of approximately $14 million at June 30, 2012. However, we expect that any decline in the fair value of these contracts would be offset by a decrease in the cost of underlying fuel purchases.

See Note 6 to the Condensed Consolidated Financial Statements for additional discussion of our hedging activities. See Note 7 to the Condensed Consolidated Financial Statements for additional discussion of fair value measurements.
DEBT INSTRUMENTS
We are exposed to interest rate risk on our variable rate debt, which is primarily the outstanding balance under our Credit Facility. We had approximately $334 million of variable rate debt at June 30, 2012 (see Note 5 to the Condensed Consolidated Financial Statements). A 1% change in interest rates would result in a change to interest expense of approximately $3 million annually.
Although the Condensed Consolidated Balance Sheets do not present debt at fair value, we have a significant amount of fixed-rate debt whose fair value could fluctuate as a result of changes in prevailing market rates. We have $306 million principal balance of other fixed-rate debt, which includes the 7½% Senior Notes due 2014 and the 4.25% Convertible Senior Notes due 2016. The $200 million principal balance of the Convertible Notes is greater than their $148 million carrying value due to the accounting standards for convertible notes such as ours that are described in Note 5 to the Condensed Consolidated Financial Statements. A hypothetical 0.5% increase in interest rates would have resulted in a decline in the fair value of our fixed-rate debt of approximately $5 million at June 30, 2012.
Item 4 – Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic filings with the SEC is (a) accumulated and communicated to management in a timely manner and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. An evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness as of June 30, 2012 of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of that date.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We also maintain a system of internal accounting controls, which includes internal control over financial reporting, that is designed to provide reasonable assurance that our financial records can be relied upon for preparation of our consolidated financial statements in accordance with generally accepted accounting principles in the United States and that our assets are safeguarded against loss from unauthorized use or disposition. During the fourth quarter of 2011, the company committed to relocate its corporate headquarters from Cincinnati, Ohio to Charlotte, North Carolina and at the same time to consolidate other corporate functions, resulting in the relocation of approximately 400 positions. The relocation will occur during 2012 and includes a detailed plan to transition the duties of those employees who do not relocate. The company expects to maintain a substantially equivalent control environment before, during and after the relocation. Based on an evaluation by management, with the participation of the Chief Executive Officer and Chief Financial Officer, during the quarter ended June 30, 2012, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – Other Information
Item 1 – Legal Proceedings
The information included in Note 13 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q regarding the Colombia Related Matters and the Italian Customs and Tax Cases is incorporated by reference into this Item.

Reference is made to the discussion under “Part I, Item 3 - Legal Proceedings - Personal Injury Cases” in the company's Annual Report on Form 10-K for the year ended December 31, 2011, regarding the dibromochloropropane ("DBCP") cases. In June 2012, nine lawsuits were filed on behalf of approximately 3,000 persons in Superior Court of Delaware, New Castle County against two manufacturers of DBCP, as well as three banana producing companies, including the Company, that used DBCP. Only approximately 800 of the plaintiffs allege claims against Chiquita and of that group approximately half previously filed lawsuits in Los Angeles County where Chiquita was dismissed without prejudice. The plaintiffs claim to have been workers on banana farms in Costa Rica, Panama, Ecuador and Guatemala, owned or managed by the defendant banana companies and allege sterility and other injuries as a result of exposure to DBCP. Although the Company has little information with which to evaluate these lawsuits, it believes it has meritorious defenses, including the fact that the Company used DBCP commercially only from 1973-1977 while it was registered for use by the U.S. Environmental Protection Agency and to its knowledge never used DBCP commercially in Ecuador or Guatemala. The EPA did not revoke DBCP's registration for use until 1979.

Item 6 – Exhibits
Exhibit 10.1 – Separation Agreement dated June 1, 2012 between Waheed Zaman and Chiquita Brands International, Inc.

+
Exhibit 10.2 – Second Amendment to Amended and Restated Credit Agreements and Consent dated as of June 26, 2012 among Chiquita Brands International, Inc., Chiquita Brands L.L.C., certain financial institutions as lenders and Coöperative Centrale Raiffeisen - Boerenleenbank B.A., "Rabobank Nederland," New York Branch, as administrative agent (Exhibit 10.1 to Current Report on Form 8-K filed June 26, 2012)

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
Exhibit 32 – Section 1350 Certifications

*	Exhibit 101.INS – XBRL Instance Document

*	Exhibit 101.SCH – XBRL Taxonomy Extension Schema Document

*	Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document

*	Exhibit 101.DEF – XBRL Taxonomy Extension Definition Linkbase Document

*	Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document

*	Exhibit 101.LAB – XBRL Taxonomy Extension Label Linkbase Document

+	Incorporated by reference.

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
August 9, 2012