Form 10-Q
period 2012-09-30
CHIQUITA BRANDS INTERNATIONAL INC
filed 2012-11-09
CIK 101063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission file number 1-1550

CHIQUITA BRANDS INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

New Jersey	04-1923360
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
550 South Caldwell Street
Charlotte, North Carolina 28202
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code: (980) 636-5000

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
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 1, 2012, there were 46,306,716 shares of Common Stock outstanding.

Chiquita Brands International, Inc.

PART I – Financial Information
Item 1 – Financial Statements
Chiquita Brands International, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Quarter ended September 30,		Nine months ended September 30,
(In thousands, except share data)	2012	2011	2012	2011
Net sales	$714,167	$722,764	$2,340,816	$2,417,578
Cost of sales	642,574	640,300	2,071,651	2,043,878
Selling, general and administrative	71,263	76,146	207,984	244,481
Depreciation	13,319	12,753	39,376	37,862
Amortization	2,355	2,346	7,064	7,045
Equity in losses of investees	29,112	1,594	31,681	5,289
Reserve for (recovery of) grower receivables, net	(403)	20	(683)	33,372
Restructuring and relocation costs	22,051	—	32,684	—
Operating income (loss)	(66,104)	(10,395)	(48,941)	45,651
Interest income	669	1,166	2,318	3,277
Interest expense	(12,219)	(12,362)	(32,965)	(40,742)
Other expense	—	(10,835)	—	(10,835)
Income (loss) before income taxes	(77,654)	(32,426)	(79,588)	(2,649)
Income tax benefit (expense)	10,900	3,600	7,200	75,800
Net income (loss)	$(66,754)	$(28,826)	$(72,388)	$73,151

Earnings (loss) per common share – basic	$(1.45)	$(0.63)	$(1.57)	$1.61
Earnings (loss) per common share – diluted	$(1.45)	$(0.63)	$(1.57)	$1.58
See Notes to Condensed Consolidated Financial Statements.

Chiquita Brands International, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Quarter ended September 30,		Nine months ended September 30,
(In thousands)	2012	2011	2012	2011

Net income (loss)	$(66,754)	$(28,826)	$(72,388)	$73,151
Other comprehensive income (loss), net of tax where applicable:
Unrealized foreign currency translation gains (losses)	(242)	685	114	(200)

Change in fair value of available-for-sale investment	1,405	(584)	2,883	(321)

Unrealized gains (losses) on derivatives for the period	(1,371)	(22,947)	(5,772)	20,493
Gains reclassified from OCI into net income	(3,069)	(11,568)	(17,103)	(30,029)
Unrealized gains (losses) on derivatives	(4,440)	(34,515)	(22,875)	(9,536)

Actuarial gains for the period	—	20	296	4,960
Amortization included in pension cost, net of ($18), $0, ($293) and $0, respectively, of income tax expense (benefit)	292	230	1,098	693
Defined benefit pension and severance plans	292	250	1,394	5,653
	(2,985)	(34,164)	(18,484)	(4,404)
Comprehensive income (loss)	$(69,739)	$(62,990)	$(90,872)	$68,747
See Notes to Condensed Consolidated Financial Statements.

Chiquita Brands International, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)	September 30, 2012	December 31, 2011	September 30, 2011
ASSETS
Current assets:
Cash and equivalents	$36,868	$45,261	$132,775
Trade receivables (less allowances of $14,754, $6,405 and $7,259)	305,036	266,555	279,707
Other receivables, net	67,334	66,804	79,560
Inventories	225,966	238,279	237,948
Prepaid expenses	45,927	43,177	45,562
Other current assets	32,988	44,597	51,842
Total current assets	714,119	704,673	827,394
Property, plant and equipment, net	385,813	369,687	358,306
Investments and other assets, net	104,120	132,233	135,792
Trademarks	449,085	449,085	449,060
Goodwill	175,200	176,584	176,584
Other intangible assets, net	98,633	105,697	108,052
Total assets	$1,926,970	$1,937,959	$2,055,188
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$40,903	$16,774	$16,774
Accounts payable	288,352	251,572	281,372
Accrued liabilities	124,107	114,979	122,897
Total current liabilities	453,362	383,325	421,043
Long-term debt, net of current portion	546,213	555,705	607,635
Accrued pension and other employee benefits	73,966	76,903	70,022
Deferred gain – sale of shipping fleet	23,083	34,553	38,086
Deferred tax liabilities	32,254	43,248	50,744
Other liabilities	83,359	44,155	48,238
Total liabilities	1,212,237	1,137,889	1,235,768
Commitments and contingencies	—	—	—
Shareholders’ equity:
Common stock, $.01 par value (46,303,732, 45,777,760 and 45,774,157 shares outstanding, respectively)	463	458	458
Capital surplus	832,531	827,001	825,690
Retained earnings (accumulated deficit)	(91,467)	(19,079)	(2,764)
Accumulated other comprehensive income (loss)	(26,794)	(8,310)	(3,964)
Total shareholders’ equity	714,733	800,070	819,420
Total liabilities and shareholders’ equity	$1,926,970	$1,937,959	$2,055,188
See Notes to Condensed Consolidated Financial Statements.

Chiquita Brands International, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	Nine months ended September 30,
(In thousands)	2012	2011
Cash provided (used) by:
OPERATIONS
Net income (loss)	$(72,388)	$73,151
Depreciation and amortization	46,440	44,907
Loss on debt extinguishment, net	—	10,835
Deferred income taxes	(8,639)	(86,214)
Reserve for growers receivable	704	33,372
Amortization of discount on Convertible Notes	7,175	6,356
Equity in losses of investees	31,681	5,289
Amortization of gain on sale of the shipping fleet	(11,470)	(10,598)
Stock-based compensation	6,120	9,725
Restructuring related asset impairments	6,646	—
Changes in current assets and liabilities and other	15,133	(39,238)
Operating cash flow	21,402	47,585
INVESTING
Capital expenditures	(36,222)	(50,185)
Other, net	1,431	6,034
Investing cash flow	(34,791)	(44,151)
FINANCING
Issuance of long-term debt	—	330,067
Repayments of long-term debt	(12,636)	(346,153)
Borrowings under the revolving credit facility	50,000	—
Repayments of revolving credit facility	(30,000)	—
Payments for debt modification and issuance costs	(2,368)	(4,764)
Payments of debt extinguishment costs	—	(6,290)
Financing cash flow	4,996	(27,140)
Decrease in cash and equivalents	(8,393)	(23,706)
Balance at beginning of period	45,261	156,481
Balance at end of period	$36,868	$132,775
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
See Notes to Consolidated Financial Statements included in the company's 2011 Annual Report on Form 10-K for additional information relating to the company's Consolidated Financial Statements. The December 31, 2011 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the third quarter of 2012, the company recognized a $3 million adjustment for out of period sales rebates, of which $2 million related to the second quarter of 2012 and $1 million related to 2011. Additionally, in the first quarter of 2012, the company recorded $2 million of out of period income tax expense related to 2011 and 2010. These collective corrections had an insignificant effect on all affected annual and quarterly periods and line items based on a quantitative and qualitative evaluation.
Note 1 – Earnings Per Share
Basic and diluted earnings (loss) per common share ("EPS") are calculated as follows:

	Quarter ended September 30,		Nine months ended September 30,
(In thousands, except per share amounts)	2012	2011	2012	2011
Net income (loss)	$(66,754)	$(28,826)	$(72,388)	$73,151

Weighted average common shares outstanding (used to calculate basic EPS)	46,141	45,637	45,975	45,463
Dilutive effect of stock awards	—	—	—	796
Weighted average common shares outstanding (used to calculate diluted EPS)	46,141	45,637	45,975	46,259

Earnings (loss) per common share – basic	$(1.45)	$(0.63)	$(1.57)	$1.61
Earnings (loss) per common share – diluted	$(1.45)	$(0.63)	$(1.57)	$1.58
If the company had generated net income for each of the quarters ended September 30, 2012 and 2011, an additional 0.4 million and 0.6 million shares, respectively, would have been used to calculate diluted EPS, and 0.5 million shares for the nine months ended September 30, 2012. The assumed conversions to common stock of stock awards, options and 4.25% Convertible Senior Notes due 2016 ("Convertible Notes") are excluded from the diluted EPS computations for periods in which these items, on an individual basis, have an anti-dilutive effect on diluted EPS. For the quarter and nine months ended September 30, 2012 and 2011, assumed conversion of the Convertible Notes would have been anti-dilutive because the average trading price of the common shares was below the conversion price of $22.45 per share. Additionally, shares were excluded from the diluted EPS calculation related to restricted stock, stock options and long term incentive plans because they were anti-dilutive. These excluded shares were 1.6 million and 1.9 million for the quarters ended September 30, 2012 and 2011, respectively, and 1.9 million and 1.2 million for the nine months ended September 30, 2012 and 2011, respectively.
Note 2 – Restructuring and Relocation
RESTRUCTURING
In August 2012, the company announced a restructuring plan to transform the company into a high-volume, low-cost operator. The restructuring plan is designed to reduce costs and improve the company's competitive position by focusing its resources on its banana and salad businesses, reducing investment in non-core products, reducing overhead and manufacturing costs and limiting consumer marketing activities. In connection with this restructuring plan, the company has eliminated approximately 300 positions worldwide. A total of $16 million of restructuring costs have been recognized in the third quarter of 2012 in "Restructuring and relocation costs" in the Condensed Consolidated Statements of Income and the company expects to recognize approximately $4 million of additional expense before year end primarily related to severance. The company's Board of Directors also transitioned leadership, and, effective October 8, 2012, Edward F. Lonergan was appointed President and Chief Executive Officer of the company. Cash payments related to the restructuring plan are expected to continue through 2014, primarily related to severance payments to the former Chief Executive Officer.

A reconciliation of the accrual for the restructuring activities ($3 million included in "Accrued liabilities" and $4 million included in "Other liabilities" in the Condensed Consolidated Balance Sheet at September 30, 2012), is as follows:

(In thousands)	Severance
June 30, 2012	$—
Severance expense	8,939
Amounts paid	(1,781)
September 30, 2012	$7,158
In addition to the severance expense, the company also recorded $7 million of impairment charges in the third quarter of 2012, including $2 million of goodwill impairment related to the European healthy snacking business. The remaining impairment charges were primarily related to the impairment of fixed assets associated with European healthy snacking businesses and certain promotional and packaging materials included in inventories.
HEADQUARTERS RELOCATION
Late in 2011, the company committed to relocate its corporate headquarters from Cincinnati, Ohio to Charlotte, North Carolina, affecting approximately 300 positions. Concurrent with the headquarters relocation, the company further consolidated approximately 100 additional positions previously spread across the U.S. to improve execution and accelerate decision-making. The relocation was substantially complete at September 30, 2012 and is expected to cost approximately $30 million (including net capital expenditures of approximately $5 million after allowances from the landlord), of which a significant portion is expected to be recaptured through state, local and other incentives through 2022. The company does not expect the restructuring activities described above to affect the realization of the relocation incentives. As of September 30, 2012, the company had incurred a total of $23 million of expense and $4 million of net capital expenditures, related to the relocation. The remaining $1 million of net capital expenditures related to the relocation will occur in the fourth quarter of 2012 and the company expects to incur approximately $2 million of additional expense through 2013, primarily related to relocation, recruiting and other costs, at which time related cash payments will also be substantially complete.
One-time termination costs for affected employees included severance under the company's severance plans and, in some cases, retention awards, both of which required employees to continue providing services until their termination dates in order to be eligible for payment. Estimated payouts under the company's severance plans were accrued at the time the relocation was announced and estimated payouts of retention awards were accrued over the remaining service period. Relocation, recruiting and other costs are being expensed as incurred. Relocation related costs are included in "Restructuring and relocation costs" in the Condensed Consolidated Statements of Income.
A reconciliation of the accrual for the relocation that is included in "Accrued liabilities" is as follows:

(In thousands)	One-Time Termination Costs	Relocation, Recruiting and Other Costs	Total Exit Costs	Other Relocation Costs	Total
December 31, 2011	$5,303	$244	$5,547	$108	$5,655
Amounts expensed	1,131	2,384	3,515	348	3,863
Amounts paid	(535)	(1,500)	(2,035)	(456)	(2,491)
March 31, 2012	$5,899	$1,128	$7,027	$—	$7,027
Amounts expensed	1,026	3,681	4,707	2,063	6,770
Amounts paid	(1,225)	(2,712)	(3,937)	(1,781)	(5,718)
June 30, 2012	$5,700	$2,097	$7,797	$282	$8,079
Amounts expensed	748	4,182	4,930	1,536	6,466
Amounts paid	(2,831)	(4,703)	(7,534)	(1,680)	(9,214)
September 30, 2012	$3,617	$1,576	$5,193	$138	$5,331

OTHER SEVERANCE
In June 2011, the company realigned its value-added salads overhead cost structure and embedded its global innovation and marketing functions into its business units to better focus on speed, execution and scalability, and to deliver future operating cost savings, particularly in the Salads and Healthy Snacks segment. These actions resulted in $1 million and $3 million of severance costs during the quarter and nine months ended September 30, 2011, respectively, which were recorded in "Cost of sales" and "Selling, general and administrative" in the Condensed Consolidated Statements of Income.
Note 3 – Danone JV Impairment
In 2010, the company sold 51% of its European smoothies business to Danone S.A., resulting in a 49% ownership in an equity-method investment, Danone Chiquita Fruits SAS (“Danone JV”). In the third quarter of 2012, the board of directors of the Danone JV approved a change in strategy and the related discontinuation of a key product. As a result, the company determined that the decline in estimated fair value of its equity-method investment was other than temporary and recorded a $28 million loss to fully impair its equity-method investment and to record estimates of probable cash obligations to the Danone JV. This loss is included in “Equity in losses of investees” in the Condensed Consolidated Statements of Income. The company believes its obligations to fund the Danone JV are limited to an aggregate €14 million ($18 million) without unanimous consent of the owners. The Danone JV is a variable interest entity; however, the company is not the primary beneficiary, and does not consolidate it.
Note 4 – Trade and Finance Receivables
TRADE RECEIVABLES
Trade receivables less allowances reflect the net realizable value of the receivables. The company generally does not require collateral or other security to support trade receivables subject to credit risk. To reduce credit risk, the company performs credit investigations prior to establishing customer credit limits and reviews customer credit profiles on an ongoing basis. Allowances against the trade receivables are established based on the company's knowledge of customers' financial condition, historical loss experience and account payment status compared to invoice payment terms. Allowances are recorded and charged to expense when an account is deemed to be uncollectible. Recoveries of trade receivables previously reserved in the allowance are credited to income.
The company's primary markets are in North America and Europe, but it also has sales in the Middle East and other markets. The majority of the company's sales in the Middle East are in Iran under specific licenses from the U.S. government that allow sales of food products to non-sanctioned parties. These sales are in U.S. dollars and represent $31 million of "Trade receivables" on the Condensed Consolidated Balance Sheet at September 30, 2012. Even though the sales in Iran are permitted, the international sanctions against Iran are affecting the ability of Iranian customers to pay invoices within terms because it is difficult for them to obtain U.S. dollars, euros or other suitable currencies in sufficient quantity on a regular basis. Over the course of 2012, the company's receivable balance with these customers has increased, and the company has established payment plans with each of these customers to reduce their balances. Most customers have so far been able to find acceptable methods of payment to comply with their payment plans. However, one significant customer has not, and as a result, the company reserved $7 million of these receivables in the third quarter of 2012 representing balances in excess of related collateral. If this customer is able to find acceptable methods of payment to comply with its payment plan, the reserve may be reversed as appropriate. The company sources bananas from the Philippines for sale in the Middle East under a long term purchase contract with a former joint venture partner through 2016 with committed volumes. The company continues to develop other markets for these bananas, such as Iraq, to diversify its risk in the region.
FINANCE RECEIVABLES
Finance receivables were as follows:

	September 30, 2012		December 31, 2011		September 30, 2011
(In thousands)	Grower Receivables	Seller Financing	Grower Receivables	Seller Financing	Grower Receivables	Seller Financing
Gross receivable	$42,138	$31,332	$46,188	$35,021	$54,648	$36,155
Reserve	(36,837)	—	(37,519)	—	(37,923)	—
Net receivable	$5,301	$31,332	$8,669	$35,021	$16,725	$36,155

Current portion, net	$5,301	$3,620	$8,669	$4,771	$16,725	$5,091
Long-term portion, net	—	27,712	—	30,250	—	31,064
Net receivable	$5,301	$31,332	$8,669	$35,021	$16,725	$36,155

Activity in the reserve for grower receivables is as follows:

(In thousands)	2012	2011
Reserve at beginning of year	$37,519	$4,552
Charged to costs and expenses	382	246
Recoveries	(191)	—
Foreign exchange and other	—	(2)
Reserve at March 31	$37,710	$4,796
Charged to costs and expenses	45	33,106
Recoveries	(516)	—
Foreign exchange and other	1	(2)
Reserve at June 30	$37,240	$37,900
Charged to costs and expenses	277	20
Recoveries	(680)	—
Foreign exchange and other	—	3
Reserve at September 30	$36,837	$37,923
Seasonal advances may be made to certain qualified growers of other produce, which are normally collected as the other produce is harvested and sold. The company generally requires asset liens and pledges of the season's produce as collateral to support these advances. If sales of the season's produce do not result in full repayment of the advance, the company may exercise the collateral provisions or renegotiate the terms, including terms of interest, to collect the remaining balance. The company also carries payables to growers related to revenue collected from the sale of the other produce that is subsequently remitted to the grower, less outstanding grower advances and a margin retained by the company based upon the terms of the contract. Grower payables of $5 million, $1 million and $11 million at September 30, 2012, December 31, 2011 and September 30, 2011, respectively, are included in "Accounts payable" in the Condensed Consolidated Balance Sheets.
The gross grower receivable balance includes $31 million (all of which is classified as long-term), $32 million (all of which is classified as long-term) and $34 million ($32 million of which is classified as long-term) related to a Chilean grower of grapes and other produce as of September 30, 2012, December 31, 2011 and September 30, 2011, respectively. In June 2011, the company recorded a reserve of $32 million for advances made to this Chilean grower. Late in 2011, the Chilean grower was declared bankrupt; the company continues to aggressively negotiate recovery with the bankruptcy trustee and other creditors of the grower, and has recovered more than $1 million in 2012.
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
Note 5 – Inventories
Inventories consist of the following:

(In thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Finished goods	$80,325	$91,595	$82,734
Growing crops	74,964	72,382	75,761
Raw materials, supplies and other	70,677	74,302	79,453
	$225,966	$238,279	$237,948

Note 6 – Debt
The carrying values of the company's debt represent amortized cost and are summarized below with estimated fair values:

	September 30, 2012		December 31, 2011		September 30, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(In thousands)
Parent company[1]:
7½% Senior Notes due 2014	$106,438	$105,000	$106,438	$107,000	$156,438	$158,000
4.25% Convertible Senior Notes due 2016	150,542	175,000	143,367	172,000	141,117	176,000
Subsidiary[2]:
Credit Facility Revolving Loan	20,000	19,000	—	—	—	—
Credit Facility Term Loan	309,375	300,000	321,750	321,000	325,875	324,000
Other	761	700	924	900	979	900
Less current portion	(40,903)		(16,774)		(16,774)
Total long-term debt	$546,213		$555,705		$607,635

[1]
The fair value of the parent company debt is based on observable inputs, which include quoted prices for similar assets or liabilities in an active market and market-corroborated inputs (Level 2). See also Note 8 for discussion of fair value.

[2]
Credit facilities and other subsidiary debt may be traded on the secondary loan market, and the fair value of the Term Loan is based on either the last available trading price, if recent, or trading prices of comparable debt (Level 3). See also Note 8 for discussion of fair value.

CREDIT FACILITY
On June 26, 2012, Chiquita Brands L.L.C. ("CBL"), the company's main operating subsidiary, amended its Credit Facility to provide the appropriate level of flexibility to execute the company's strategy and absorb the volatility inherent in its business. The amended Credit Facility maintains the $330 million senior secured term loan ("Term Loan") and a $150 million senior secured revolving facility ("Revolver") both maturing July 26, 2016 (May 1, 2014, if the company does not repay, refinance, or otherwise extend the maturity of the 7½% Senior Notes by such date). The Credit Facility can be increased by $50 million under certain circumstances.
The Credit Facility contains two financial maintenance covenants, each measured for the most recent four fiscal quarter period: 1) a CBL (operating company) leverage ratio (debt divided by EBITDA, each as defined in the Credit Facility) and 2) a fixed charge coverage ratio (the sum of CBL's EBITDA plus Net Rent divided by Fixed Charges, each as defined in the Credit Facility). The Credit Facility's financial covenants exclude changes in generally accepted accounting principles effective after December 31, 2010. EBITDA, as defined in the Credit Facility, excludes certain non-cash items including stock compensation, impairments and other non-cash charges. Fixed Charges, as defined in the Credit Facility, includes interest payments and distributions by CBL to CBII other than for normal overhead expenses, net rent and net lease expense. Net rent and net lease expense, as defined in the Credit Facility, exclude the estimated portion of ship charter costs that represents normal vessel operating expenses. Debt for purposes of the leverage covenant includes subsidiary debt plus letters of credit outstanding and synthetic leases ($56 million at September 30, 2012). Synthetic leases are operating leases under generally accepted accounting principles, but are capital leases for tax purposes.

The June 2012 amendment created a Covenant Amendment Period, which ends after the third quarter of 2013 unless elected earlier by CBL. CBL may elect to terminate the Covenant Amendment Period at any time after demonstrating its ability to be in compliance with the financial covenants prior to the amendment. During the Covenant Amendment Period, the financial maintenance covenants are as follows:

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
When the Covenant Amendment Period ends, the covenants revert to the prior leverage ratio (no higher than 3.5x) and a fixed charge coverage ratio (at least 1.15x). At September 30, 2012, the company was in compliance with the financial covenants of the Credit Facility and expects to remain in compliance for at least twelve months from the balance sheet date. The covenants during the Covenant Amendment Period, as well as its duration, were based upon the company's forecasts; if actual results do not meet its forecasts, there could be no assurance that the company would not need to seek further amendments to the Credit Facility or that it would be able to obtain such amendments or alternative financing.
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
The interest rate for the Term Loan was 5.00%, 3.56%, and 3.25% at September 30, 2012, December 31, 2011, and September 30, 2011 respectively. The Term Loan requires quarterly principal repayments of $4 million through June 30, 2013 and quarterly principal repayments of $8 million beginning September 30, 2013 through March 31, 2016, with any remaining principal balance due at June 30, 2016 subject to the early maturity clause described above. The Term Loan may be repaid early without penalty, but amounts repaid under the Term Loan may not be reborrowed.
At September 30, 2012, there were $20 million of borrowings under the Revolver used to fund working capital. In addition, $21 million of the Revolver was used to support letters of credit, leaving an available balance of $109 million. At December 31, 2011, there were no borrowings under the Revolver other than having used $26 million to support letters of credit, leaving an available balance of $124 million. At September 30, 2011, there were no borrowings under the Revolver other than having used $23 million to support letters of credit leaving an available balance of $127 million. The Revolver has a $100 million sublimit for letters of credit, subject to a $50 million sublimit for non-U.S. currency letters of credit.

7½% SENIOR NOTES
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

To estimate the fair value of the debt component upon issuance, the company discounted the principal balance to result in an effective interest rate of 12.50%, the rate of similar instruments without the debt-for-equity conversion feature at the issuance date; this effective interest rate remains unchanged through the third quarter of 2012. The fair value of the equity component was estimated as the difference between the full principal amount and the estimated fair value of the debt component, net of an allocation of issuance costs and income tax effects. These were Level 3 fair value measurements (described in Note 8) and will be reconsidered in the event that any of the Convertible Notes are converted before their maturity.
The carrying amounts of the debt and equity components of the Convertible Notes are as follows:

(In thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Principal amount of debt component[1]	$200,000	$200,000	$200,000
Unamortized discount	(49,458)	(56,633)	(58,883)
Net carrying amount of debt component	$150,542	$143,367	$141,117
Equity component	$84,904	$84,904	$84,904
Issuance costs and income taxes	(3,210)	(3,210)	(3,210)
Equity component, net of issuance costs and income taxes	$81,694	$81,694	$81,694

[1]
As of September 30, 2012, December 31, 2011 and September 30, 2011, the Convertible Notes' "if-converted" value did not exceed their principal amount because the company's common stock price was below the conversion price of the Convertible Notes.

The interest expense related to the Convertible Notes was as follows:

	Quarter ended September 30,		Nine months ended September 30,
(In thousands)	2012	2011	2012	2011
4.25% coupon interest	$2,125	$2,125	$6,375	$6,375
Amortization of deferred financing fees	117	117	352	352
Amortization of discount on the debt component	2,465	2,184	7,175	6,356
Total interest expense related to the Convertible Notes	$4,707	$4,426	$13,902	$13,083
PRECEDING CREDIT FACILITY AND 8 7/8% SENIOR NOTES
In July 2011, CBL entered into the Credit Facility using the proceeds to retire the preceding senior secured credit facility ("Preceding Credit Facility") and purchase $133 million of CBII's 8 7/8% Senior Notes due in 2015 in a tender offer at 103.333% of their par value. The company called the remaining $44 million of the 8 7/8% Senior Notes for redemption in August 2011 at 102.958% of their par value, using the remainder of the proceeds from the Credit Facility together with available cash to redeem them. Expenses of $11 million in the third quarter of 2011 are included in "Other expense" on the Condensed Consolidated Statements of Income and "Loss on debt extinguishment, net" on the Condensed Consolidated Statements of Cash Flow and are related to the refinancing activity. The expenses included the write-off remaining deferred financing fees from the Preceding Credit Facility and the 8 7/8% Senior Notes and total premiums paid to retire the 8 7/8% Senior Notes.
BUILD-TO-SUIT LEASE FOR MIDWEST SALAD PLANT CONSOLIDATION
In June 2012, the company entered into a 20-year lease agreement for a salad production and warehousing facility in the Midwest that will replace three existing facilities in the region. The lease agreement contains two 5-year extension periods. Though the construction costs are being financed by the lessor, the company is acting as the construction agent and will be responsible for all construction activity during the construction period because of the specialized nature of the facility. This results in the company owning the facility for accounting purposes and as such, the company has recognized as of September 30, 2012 an asset of $16 million included in "Property, plant and equipment, net" and a corresponding $16 million non-cash obligation for the construction in progress of the leased facility included in "Other liabilities," which represents the cumulative cost of the facility through the balance sheet date. Total construction costs are expected to be approximately $40 million through completion in the first half of 2013.
Note 7 – Hedging
Derivative instruments are carried at fair value in the Condensed Consolidated Balance Sheets. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gains or losses is deferred as a component of "Accumulated other comprehensive income (loss)" and reclassified into net income in the same period during which the hedged transaction affects net income. Gains and losses on derivatives representing hedge ineffectiveness are recognized in net income currently. See further information regarding fair value measurements and balances of derivatives in Note 8.
To manage its exposure to exchange rates on the conversion of euro-based revenue into U.S. dollars, the company uses average rate euro put options, average rate collars (a purchased average rate euro put option paired with a sold average rate euro call option) and average rate euro forward contracts. In some cases, the company may enter into an average rate euro put and an average rate euro call at the same strike rate to effectively lock in the exchange rate of the notional amount similar to an average rate euro forward. Average rate euro put options require an upfront premium payment and reduce the risk of a decline in the value of the euro without limiting the benefit of an increase in the value of the euro. Average rate euro call options sold by the company require an upfront premium payment to be received from the counterparty and limit the benefit of an increase in the value of the euro without limiting the risk of a decline in the value of the euro. Average rate forward contracts lock in the value of the euro and do not require an upfront premium. These instruments are designated as cash flow hedges. At September 30, 2012, the amount of unrealized net losses on the company's currency hedging portfolio that would be reclassified to net income, if realized, in the next twelve months is $13 million; these net losses were deferred in "Accumulated other comprehensive income (loss)."

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

	Quarter ended September 30,		Nine months ended September 30,
(In thousands)	2012	2011	2012	2011
Gains (losses) on 30-day euro forward contracts	$(1,781)	$8,826	$(1,021)	$(908)
Gains (losses) from fluctuations in the value of the net monetary assets exposed to euro exchange rates	4,129	(13,036)	(3,281)	(1,246)
The company also enters into bunker fuel forward contracts for its shipping operations, which permit it to lock in fuel purchase prices for up to three years and thereby minimize the volatility that changes in fuel prices could have on its operating results. These bunker fuel forward contracts are designated as cash flow hedging instruments. At September 30, 2012, the amount of unrealized net gains on the company's bunker fuel hedging portfolio that would be reclassified to net income, if realized, in the next twelve months is $10 million; these net gains were deferred in "Accumulated other comprehensive income (loss)." In the third quarter 2011, the company reduced its expected total bunker fuel consumption and changed the ports where bunker fuel is purchased through the implementation of a new shipping configuration. These changes resulted in recognition of $12 million of unrealized gains on bunker fuel contracts in "Cost of sales" in the Condensed Consolidated Statements of Income in the third quarter of 2011 originally intended to hedge bunker fuel purchases in future periods. These unrealized gains, previously deferred in "Accumulated other comprehensive income (loss)," were recognized because the forecasted hedged bunker fuel purchases, as documented by the company, became probable not to occur. Cash flow hedging relationships of many of the affected bunker fuel forward contracts were reapplied to other bunker fuel purchases, however, accounting standards require these to be based on the market prices at the date the new hedging relationships were established, even though there is no change in the hedging instrument. Bunker fuel forward contracts that were in excess of expected core fuel demand were sold and gains of $2 million were realized in the third quarter of 2011.
At September 30, 2012, the company's hedge portfolio was comprised of the following outstanding positions:

	Notional Amount	Contract Average Rate/Price	Settlement Period
Derivatives designated as hedging instruments:
Currency derivatives:
Purchased euro put options	€51 million	$1.23/€	2012
Sold euro call options	€51 million	$1.31/€	2012
Average rate forward contracts	€35 million	$1.23/€	2012
Purchased euro put options	€212 million	$1.20/€	2013
Sold euro call options	€212 million	$1.28/€	2013
Average rate forward contracts	€148 million	$1.23/€	2013

Fuel derivatives:
3.5% Rotterdam Barge/Singapore 180 fuel derivatives:
Bunker fuel forward contracts[1]	19,176 mt	$463/mt	2012
Bunker fuel forward contracts[1]	76,701 mt	$497/mt	2013
Bunker fuel forward contracts[1]	108,416 mt	$587/mt	2014
Bunker fuel forward contracts[1]	74,640 mt	$564/mt	2015

Derivatives not designated as hedging instruments:
30-day euro forward contracts	€65 million	$1.29/€	October 2012

[1]
As described in the paragraph above, new cash flow hedge relationships were established for certain bunker fuel forward contracts in 2011. These changes resulted in hedge rates for accounting purposes that are different from those in the hedge contract terms.

Activity related to the company's derivative assets and liabilities designated as hedging instruments is as follows:

	2012		2011
(In thousands)	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Currency Hedge Portfolio	Bunker Fuel Forward Contracts
Balance at beginning of year	$5,232	$14,754	$293	$27,314
Realized (gains) losses included in net income	(4,381)	(5,514)	1,586	(5,428)
Purchases (sales), net [1]	—	—	5,013	—
Changes in fair value	(851)	19,471	(2,688)	37,938
Balance at March 31	$—	$28,711	$4,204	$59,824
Realized (gains) losses included in net income	(53)	(4,139)	1,386	(12,240)
Purchases (sales), net [1]	850	—	—	—
Changes in fair value	(3,324)	(20,250)	(5,203)	6,406
Balance at June 30	$(2,527)	$4,322	$387	$53,990
Realized (gains) losses included in net income	1,018	(3,822)	445	(10,475)
Purchases (sales), net [1]	—	—	—	(3,288)
Changes in fair value	(14,109)	12,551	6,000	(18,933)
Balance at September 30	$(15,618)	$13,051	$6,832	$21,294

[1]
Purchases (sales) represent the cash premiums paid upon the purchase of euro put options or received upon the sale of euro call options and sales of bunker fuel forward contracts prior to their expiration. Bunker fuel forward contracts require no up-front cash payment and have an initial fair value of zero; settlements on the forward contracts (swaps) occur upon the maturity of the forward contracts.

Deferred net gains (losses) in "Accumulated other comprehensive income (loss)" at September 30, 2012 are expected to be reclassified into income as follows:

Expected Period of Recognition	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Total
2012	$(2,479)	$3,113	$634
2013	(13,672)	7,300	(6,372)
2014	—	4	4
2015	—	523	523
	$(16,151)	$10,940	$(5,211)

The following table summarizes the effect of the company's derivatives designated as cash flow hedging instruments on OCI and earnings:

	Quarter ended September 30, 2012			Quarter ended September 30, 2011
(In thousands)	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Total	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Total
Gain (loss) recognized in OCI on derivative (effective portion)	$(13,580)	$12,209	$(1,371)	$9,075	$(32,022)	$(22,947)
Gain (loss) reclassified from accumulated OCI into income (effective portion)[1]	(753)	3,822	3,069	1,093	10,475	11,568
Gain (loss) recognized in income on derivative (ineffective portion)[1]	$—	$342	$342	$—	$13,089	$13,089

	Nine months ended September 30, 2012			Nine months ended September 30, 2011
(In thousands)	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Total	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Total
Gain (loss) recognized in OCI on derivative (effective portion)	$(17,755)	$11,983	$(5,772)	$7,921	$12,572	$20,493
Gain (loss) reclassified from accumulated OCI into income (effective portion)[1]	3,628	13,475	17,103	1,886	28,143	30,029
Gain (loss) recognized in income on derivative (ineffective portion)[1]	$—	$(211)	$(211)	$—	$12,839	$12,839

[1]
Both the gain (loss) reclassified from accumulated OCI into income (effective portion) and the gain (loss) recognized in income on derivative (ineffective portion), if any, are included in "Net sales" for the currency hedge portfolio and "Cost of sales" for bunker fuel forward contracts.

Note 8 – Fair Value Measurements
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

The following table summarizes financial assets and liabilities carried at fair value, including derivative instruments on a gross basis, and the location of these instruments on the Condensed Consolidated Balance Sheets as of September 30, 2012, December 31, 2011 and September 30, 2011:

		Assets (Liabilities)	Fair Value Measurements Using
(In thousands)	Balance Sheet Location	at Fair Value	Level 1	Level 2	Level 3
Derivatives[1] :
Currency hedge portfolio	Other current assets	$1,725	$—	$1,725	$—
Currency hedge portfolio	Other current assets	(4,963)	—	(4,963)	—
Currency hedge portfolio	Investments and other assets, net	522	—	522	—
Currency hedge portfolio	Investments and other assets, net	(1,152)	—	(1,152)	—
Currency hedge portfolio	Accrued liabilities	2,960	—	2,960	—
Currency hedge portfolio	Accrued liabilities	(12,217)	—	(12,217)	—
Currency hedge portfolio	Other liabilities	2,133	—	2,133	—
Currency hedge portfolio	Other liabilities	(4,626)	—	(4,626)	—
30-day euro forward contracts	Other current assets	(14)	—	(14)	—
30-day euro forward contracts	Accrued liabilities	(49)	—	(49)	—
Bunker fuel forward contracts	Other current assets	9,105	—	9,105	—
Bunker fuel forward contracts	Investments and other assets, net	1,760	—	1,760	—
Bunker fuel forward contracts	Investments and other assets, net	(123)	—	(123)	—
Bunker fuel forward contracts	Accrued liabilities	2,202	—	2,202	—
Bunker fuel forward contracts	Other liabilities	1,203	—	1,203	—
Bunker fuel forward contracts	Other liabilities	(1,096)	—	(1,096)	—
Available-for-sale investment	Investments and other assets, net	5,566	5,566	—	—
September 30, 2012		$2,936	$5,566	$(2,630)	$—
Derivatives[1] :
Currency hedge portfolio	Other current assets	$5,232	$—	$5,232	$—
30-day euro forward contracts	Other current assets	650	—	650	—
Bunker fuel forward contracts	Other current assets	17,490	—	17,490	—
Bunker fuel forward contracts	Other current assets	(5,460)	—	(5,460)	—
Bunker fuel forward contracts	Investments and other assets, net	7,232	—	7,232	—
Bunker fuel forward contracts	Investments and other assets, net	(3,990)	—	(3,990)	—
Bunker fuel forward contracts	Other liabilities	577	—	577	—
Bunker fuel forward contracts	Other liabilities	(1,095)	—	(1,095)	—
Available-for-sale investment	Investments and other assets, net	2,683	2,683	—	—
December 31, 2011		$23,319	$2,683	$20,636	$—
Derivatives[1] :
Currency hedge portfolio	Other current assets	$7,154	$—	$7,154	$—
Currency hedge portfolio	Other current assets	(322)	—	(322)	—
30-day euro forward contracts	Other current assets	1,468	—	1,468	—
Bunker fuel forward contracts	Other current assets	17,845	—	17,845	—
Bunker fuel forward contracts	Investments and other assets, net	7,244	—	7,244	—
Bunker fuel forward contracts	Investments and other assets, net	(2,669)	—	(2,669)	—
Bunker fuel forward contracts	Other liabilities	317	—	317	—
Bunker fuel forward contracts	Other liabilities	(1,443)	—	(1,443)	—
Available-for-sale investment	Investments and other assets, net	2,587	2,587	—	—
September 30, 2011		$32,181	$2,587	$29,594	$—

[1]
Currency hedge portfolio and bunker fuel forward contracts are designated as hedging instruments. 30-day euro forward contracts are not designated as hedging instruments. To the extent derivatives in an asset position and derivatives in a liability position are with the same counterparty, they are netted in the Condensed Consolidated Balance Sheets because the company enters into master netting arrangements with each of its hedging partners. See also Note 7.

The company values fuel hedging positions by applying an observable discount rate to the current forward prices of identical hedge positions. The company values currency hedging positions by utilizing observable or market-corroborated inputs such as exchange rates, volatility and forward yield curves. The company trades only with counterparties that meet certain liquidity and creditworthiness standards, and does not anticipate non-performance by any of these counterparties. The company does not require collateral from its counterparties, nor is it obligated to provide collateral when contracts are in a liability position. However, consideration of non-performance risk is required when valuing derivative instruments, and the company includes an adjustment for non-performance risk in the recognized measure of derivative instruments to reflect the full credit default spread ("CDS") applied to a net exposure by counterparty. When there is a net asset position, the company uses the counterparty’s CDS; when there is a net liability position, the company uses its own estimated CDS. CDS is generally not a significant input in measuring fair value. The company's adjustment for non-performance risk was not significant for any of its derivative instruments in any period presented. See further discussion and tabular disclosure of hedging activity in Note 7.
Financial instruments not carried at fair value consist of the company's parent company debt and subsidiary debt. See further fair value discussion and tabular disclosure in Note 6.
Fair value measurements of benefit plan assets included in net benefit plan liabilities are based on quoted market prices in active markets (Level 1) or quoted prices in inactive markets (Level 2). The carrying amounts of cash and equivalents, accounts receivable, other receivables including finance receivables, and accounts payable approximate fair value. Level 3 fair value measurements are used in the impairment reviews of goodwill and intangible assets, which take place annually during the fourth quarter, or as circumstances indicate the possibility of impairment. Level 3 fair value measurements are also used in measuring impairments related to long-lived assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable and in periodic assessments for other-than-temporary impairment of the company's equity method investment in the Danone JV. The third quarter 2012 Level 3 assessment of the fair value of the investment in the Danone JV was based on expected cash flows. The initial Level 3 measurement of the equity method investment in the Danone JV occurred in 2010 when the European smoothie business was deconsolidated and the joint venture was established.
Note 9 – Pension and Severance Benefits
Net pension expense from the company's defined benefit and severance plans is primarily comprised of severance plans covering Central American employees and consists of the following:

	Quarter ended September 30,		Nine months ended September 30,
(In thousands)	2012	2011	2012	2011
Service cost	$1,787	$1,689	$5,360	$5,068
Interest on projected benefit obligation	1,247	1,343	3,746	4,038
Expected return on plan assets	(378)	(400)	(1,133)	(1,201)
Recognized actuarial loss	242	198	709	597
Amortization of prior service cost	32	32	96	96
Defined benefit and severance plan expense	$2,930	$2,862	$8,778	$8,598
Note 10 – Income Taxes
The company records income taxes using an estimated effective tax rate for interim reporting. Under the effective tax rate method, jurisdictions with a projected loss where no tax benefit can be recognized are excluded from the calculation of the estimate annual effective tax rate.
The effective tax rates were benefits of 14.0% and 11.1% for the quarters ended September 30, 2012 and 2011, respectively. The effective tax rates were 9.0% and 2861.5% for the nine months ended September 30, 2012 and 2011, respectively. The effective tax rate was impacted by the mix in earnings among domestic and foreign jurisdiction, losses in various jurisdictions and certain discrete items. Many of these foreign jurisdictions have tax rates that are lower than the U.S. statutory rates, and the company continues to maintain full valuation allowances on deferred tax assets in certain of these foreign jurisdictions.
The effective tax rate for the nine months ended September 30, 2011 was significantly impacted by the reversal of a valuation allowance against the entire U.S. federal deferred tax assets and a portion of the state deferred tax assets, which is discussed further below. Additionally, the effective tax rate was impacted by $6 million of expense in the second quarter of 2011 related to the settlement of an Italian income tax audit. See Note 14 under Italian Customs and Tax Cases.

The company recognized an $87 million income tax benefit in the second quarter of 2011 for the reversal of valuation allowances against the entire U.S. federal deferred tax assets and a portion of the state deferred tax assets, primarily net operating loss carry forwards ("NOLs"), which are more likely than not to be realized in the future. The reversal of valuation allowances was the result of business improvements and debt reductions over several years that created a trend of U.S. taxable income beginning with tax year 2009 and an expectation that this trend will continue, even if seasonal losses may be incurred in interim periods or due to certain significant events such as the restructuring and relocation costs, discussed in Note 2. The valuation allowance release on available U.S. NOLs significantly affected the company's effective tax rate. Prior to the valuation allowance release, if a deferred tax asset with a full valuation allowance, such as an NOL, was realized, the corresponding valuation allowance was also released, resulting in no net effect to income taxes reported in the Condensed Consolidated Statements of Income. The company expects an increase of reported income tax expense, but no increase in cash paid for taxes for at least several years until the NOLs are fully utilized.
At September 30, 2012, the company had unrecognized tax benefits of approximately $6 million, of which $4 million, if recognized, will reduce income tax expense and affect the company's effective tax rate. Interest and penalties included in income tax expense was not significant for the quarters or nine months ended September 30, 2012 and 2011. The cumulative interest and penalties included in the Condensed Consolidated Balance Sheets at September 30, 2012 were $2 million. During the next twelve months, it is reasonably possible that unrecognized tax benefits impacting the effective tax rate could be recognized as a result of the expiration of statutes of limitation in the amount of $1 million plus accrued interest and penalties.
Note 11 – Advertising and Promotion Expense
Advertising and certain promotion expenses are included in "Selling, general and administrative" in the Condensed Consolidated Statements of Income and were $7 million and $15 million for the third quarters of 2012 and 2011, respectively, and $22 million and $45 million for the nine months ended September 30, 2012 and 2011, respectively.
Note 12 – Stock-Based Compensation
Stock compensation expense totaled $1 million and $2 million for the quarters ended September 30, 2012 and 2011, respectively, and $6 million and $10 million for the nine months ended September 30, 2012 and 2011, respectively. Stock compensation expense relates primarily to the company's performance-based long-term incentive program ("LTIP") and time-vested restricted stock unit ("RSU") awards. LTIP awards cover three-year performance cycles and are measured partly on performance criteria (cumulative earnings per share and/or cumulative free cash flow generation) and partly on market criteria (total shareholder return relative to a peer group of companies).
Changes in capital surplus are primarily a result of stock compensation:

	Quarter ended September 30,		Nine months ended September 30,
(In thousands)	2012	2011	2012	2011
Stock-based compensation	$1,302	$4,312	$6,700	$12,387
Shares withheld for taxes	(950)	(1,616)	(1,170)	(1,707)
Capital surplus increase	$352	$2,696	$5,530	$10,680
The fair value of LTIP awards containing performance criteria are based on the company's expectations of performance achievement and the closing stock price on the measurement date. The fair value of LTIP awards based on market criteria are measured using a Monte-Carlo simulation using publicly available data.

Note 13 – Segment Information
The company reports three business segments:

•	Bananas: Includes the sourcing (purchase and production), transportation, marketing and distribution of bananas.

•
Salads and Healthy Snacks: Includes ready-to-eat, packaged salads, referred to in the industry as "value-added salads" and other value-added products, such as healthy snacking products, fresh vegetable and fruit ingredients used in food service; processed fruit ingredient products; and the company's equity method investment in the Danone JV, further described in Note 3.

•
Other Produce: Includes the sourcing, marketing and distribution of whole fresh fruits and vegetables other than bananas. As part of the restructuring plan, the company announced in October 2012 that it will exit the North American deciduous business after the end of the California grape season, after which the primary product of the Other Produce segment will be pineapples.

Certain corporate expenses are not allocated to the reportable segments and are included in "Corporate costs," including costs related to the relocation of the company's headquarters and restructuring activities described in Note 2. Inter-segment transactions are eliminated.
Financial information for each segment follows:

	Quarter ended September 30,		Nine months ended September 30,
(In thousands)	2012	2011	2012	2011
Net sales:
Bananas	$446,080	$453,401	$1,499,096	$1,547,613
Salads and Healthy Snacks	239,943	239,784	729,430	730,943
Other Produce	28,144	29,579	112,290	139,022
	$714,167	$722,764	$2,340,816	$2,417,578
Operating income (loss):
Bananas[1]	$(1,784)	$6,623	$46,328	$122,392
Salads and Healthy Snacks[2]	(26,926)	(2,749)	(16,518)	6,557
Other Produce[3]	(3,407)	(1,536)	(12,773)	(38,117)
Corporate costs[4]	(33,987)	(12,733)	(65,978)	(45,181)
	$(66,104)	$(10,395)	$(48,941)	$45,651

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

[2]
Includes $1 million ($1 million, net of tax) in "Cost of sales" primarily related to inventory write-offs to exit healthy snacking products that were not sufficiently profitable and $1 million in "Selling, general and administrative" to restructure the European healthy snacking sales force. These costs were recognized and related actions completed during the first quarter of 2012. Includes $1 million in "Cost of sales" in the second quarter of 2012, primarily related to the closure of a research and development facility. Includes $28 million in the third quarter of 2012 to fully impair the company's equity-method investment and to record estimates of probable cash obligations to the Danone JV as described in Note 3.

[3]
Includes $2 million ($1 million, net of tax) in "Cost of sales" in the first quarter of 2012, primarily related to inventory write-offs, to exit low-margin other produce. Includes a reserve of $32 million for advances made to a Chilean grower in the second quarter of 2011, as described in Note 4.

[4]	Includes "Restructuring and relocation costs" further detailed in Note 2.
Note 14 – Commitments and Contingencies
The company had an accrual of $3 million, $3 million and $4 million related to contingencies and legal proceedings in Europe at each of September 30, 2012, December 31, 2011, and September 30, 2011 respectively. While other contingent liabilities described below may be material to the financial statements, the company has determined that losses in these matters are not probable and has not accrued any other amounts. Regardless of their outcomes, the company has paid, and will likely continue to incur, significant legal and other fees to defend itself in these proceedings, which may significantly affect the company's financial statements.

COLOMBIA-RELATED MATTERS
Tort Lawsuits. Between June 2007 and March 2011, nine civil tort lawsuits were filed against the company by Colombian nationals in U.S. federal courts. These lawsuits assert claims under various state and federal laws, including the Alien Tort Statute ("ATS") (the "ATS lawsuits"). The plaintiffs claim to be persons injured, or family members or legal heirs of individuals allegedly killed or injured, by armed groups that received payments from the company's former Colombian subsidiary. The company had voluntarily disclosed these payments to the U.S. Department of Justice as having been made by the subsidiary to protect its employees from risks to their safety if the payments were not made. This self-disclosure led to the company's 2007 plea to one count of Engaging in Transactions with a Specially-Designated Global Terrorist Group without having first obtained a license from the U.S. Department of Treasury's Office of Foreign Assets Control. The plaintiffs claim that, as a result of such payments, the company should be held legally responsible for the alleged injuries. All of the ATS lawsuits have been centralized in the U.S. District Court for the Southern District of Florida for consolidated or coordinated pretrial proceedings ("MDL Proceeding").
Claims are asserted on behalf of over 6,000 alleged victims. Plaintiffs' counsel have indicated that they may add claims for additional alleged victims. The company also has received requests to participate in mediation in Colombia concerning similar claims, which could be followed by litigation in Colombia. Eight of the ATS lawsuits seek unspecified compensatory and punitive damages, as well as attorneys' fees and costs, with one seeking treble damages and disgorgement of profits without explanation. The other ATS lawsuit contains a specific demand of $10 million in compensatory damages and $10 million in punitive damages for each of the several hundred alleged victims in that suit. The company believes the plaintiffs' claims are without merit and is defending itself vigorously.
The company filed motions to dismiss, and between June 2011 and March 2012, the court dismissed certain of the plaintiffs' ATS claims as well as their claims under U.S. state law, but allowed the plaintiffs to move forward with other ATS claims, and claims asserted under Colombian law. The company believes it has strong defenses to the remaining claims. In March 2012, the court granted the company's motion for interlocutory appeal, and in September 2012, the United States Court of Appeals for the Eleventh Circuit granted permission to pursue the interlocutory appeal. In addition, the company has filed in the district court a motion to dismiss all of the ATS actions on forum non conveniens ("FNC") grounds. The appeal and the FNC motion are pending.
In addition to the ATS lawsuits, between March 2008 and March 2011, four tort lawsuits were filed against the company by American citizens who allege that they were kidnapped and held hostage by an armed group in Colombia, or that they are the survivors or the estate of a survivor of American nationals kidnapped and/or killed by the same group in Colombia. The plaintiffs in these cases make claims under the Antiterrorism Act ("ATA") and state tort laws (the "ATA lawsuits"). These ATA lawsuits have also been centralized in the MDL Proceeding. As with the ATS plaintiffs, the ATA plaintiffs contend that the company is liable because its former Colombian subsidiary provided material support to the armed groups. These ATA lawsuits seek unspecified compensatory damages, treble damages, attorneys' fees and costs and punitive damages. The company believes the plaintiffs' claims are without merit and is defending itself vigorously.
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

Following the trial and after hearing post-trial motions, the court entered final judgment in the coverage suit in December 2011. The court ruled that the underlying tort lawsuits arise out of a single "occurrence," as that term is defined in National Union's primary policies, and that the occurrence took place within the "coverage territory" of National Union's primary policies. The court ruled that National Union has a duty to reimburse the company for its reasonable defense costs paid in connection with each of the underlying tort lawsuits that includes allegations of bodily injury or property damage during the period of National Union's primary policies and that were not already paid by other insurers, plus prejudgment interest on defense costs not paid by National Union when due. The court also ruled that National Union has no legal right to contribution from the insurers who entered partial settlements with the company. Further, the court ruled that the June 2011 decision in the underlying tort cases, which dismissed various claims asserted under the ATS, state law, and Colombian law, including negligence claims, did not terminate National Union's duty to reimburse the company.
In January 2012, National Union filed a notice of appeal to the First District Court of Appeals in Ohio. Nevertheless, National Union has paid, and is continuing to pay, the defense costs of the company as ordered by the court, while reserving the right to attempt to obtain reimbursement of these payments if its appeal is successful. Through September 30, 2012, the company has received $10 million as expense reimbursement from National Union, which is being deferred in "Other liabilities" on the Condensed Consolidated Balance Sheet pending resolution of the appeal process. With the exception of the defense costs that, as described above, three of the company's primary insurers have agreed to pay under partial settlement agreements, there can be no assurance that any claims under the applicable policies will result in insurance recoveries. If National Union ultimately prevails in its appeals, the company may be required to reimburse advances received from National Union for defense costs.
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
Of the original notices, separate civil customs proceedings were ultimately brought and are now pending against Chiquita Italia in four Italian jurisdictions, Genoa, Trento, Aosta and Alessandria. In Genoa, Chiquita Italia won at the trial level, lost on appeal, and appealed to the Court of Cassation, the highest level of appeal in Italy, where the case is pending. In Trento, Chiquita Italia lost at the trial level, lost at the initial appeal level in a decision published in February 2012 and has appealed this decision to the Court of Cassation.  In Aosta, Chiquita Italia lost at the trial level in a decision also published in February 2012 and intends to appeal this decision.  In Alessandria, Chiquita Italia lost at the trial level, and appealed but the case was stayed temporarily pending a ruling in a separate case in Rome. The appeal has now been scheduled for hearing in late November 2012. The Rome case referred to above was brought by Socoba (and Chiquita Italia intervened voluntarily) on the issue of whether the forged Spanish licenses used by Socoba should be regarded as genuine in view of the apparent inability to distinguish between genuine and forged licenses. In an October 2010 decision, the Rome trial court rejected Socoba's claim that the licenses should be considered genuine on the basis that Socoba had not sufficiently demonstrated how similar the forged licenses were to genuine Spanish licenses. Socoba has appealed this decision. In an unrelated case addressing similar forged Spanish licenses used in Belgium, the EU Commission has ruled that these types of licenses were such good forgeries that they needed to be treated as genuine, and Chiquita Italia has brought this decision to the attention of the customs authorities in Genoa and Alessandria to seek relief in relation to the pending customs case. The Genoa customs authorities declined to give the benefit of the decision to Chiquita Italia.  Chiquita Italia intends to appeal this Genoa decision to the tax court. The Alessandria customs authorities have so far declined to address the request.

Under Italian law, the amounts claimed in the Trento, Alessandria and Genoa cases have become due and payable notwithstanding the pending appeals. Deposits made in these cases are deferred in "Investments and other assets, net" on the Condensed Consolidated Balance Sheets pending resolution of the appeals process. If Chiquita Italia ultimately prevails in its appeals, all amounts deposited will be reimbursed with interest. A summary of claims and deposits paid is as follows:

	Claim (In millions)	Interest and Penalties Claimed (In millions)	Total Claim (In millions)	Deposits Paid Pending Appeal (In millions)
Trento	€3.3	€3.1	€6.4	€6.4	Deposits paid in 36 equal monthly installments ended March 2012.
Alessandria	€0.3	€0.2	€0.5	€0.5	Deposits paid in 36 equal monthly installments ended March 2012.
Genoa	€7.4	€1.0	€8.4	€0.2
Monthly deposit payments of €118 thousand began in August 2012 and will continue through July 2018, unless a successful appeals process is completed sooner. €6 million of interest was deducted from the original request based on the judge's ruling. The customs authorities have appealed this decision.

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

Tax authorities issued assessment notices for 2004 and 2005, which were appealed to the first level Rome tax court; in June 2011, the court rejected the appeal for 2004. Chiquita Italia appealed this decision and, in October 2012, the appeals court ruled in favor of Chiquita Italia. Separately, customs authorities have also issued assessments for these cases, and Chiquita Italia's appeals of these customs assessments were rejected by the first level Rome tax court and the regional court. Chiquita Italia intends to appeal the decisions about the customs assessments to the Court of Cassation, the highest level of appeal in Italy. In each case, Chiquita Italia has received payment notifications from the tax and customs authorities, but will request relief from the 2004 tax assessment based on the October 2012 appeals court ruling. Deposits made under these cases are deferred in "Investments and other assets, net" on the Condensed Consolidated Balance Sheets pending resolution of the appeals process. If Chiquita Italia ultimately prevails in its appeals, all amounts deposited will be reimbursed with interest. A summary of assessments and deposits paid is as follows:

	Assessment (In millions)	Interest and Penalties Assessed (In millions)	Total Assessment (In millions)	Deposits Paid Pending Appeal (In millions)
Income Tax Assessment for 2004/2005	€12.0	€19.1	€31.1	€0.8
Monthly deposit payments of €113 thousand began in March 2012 and will continue through February 2018, unless a successful appeals process is completed sooner. The appeals court ruled in favor of Chiquita Italia in October 2012 for the 2004 assessments and the company requested relief from these payments.

Customs Tax Assessment for 2004/2005	€18.2	€10.2	€28.4	€12.3	Monthly deposit payments of €350 thousand began in September 2011 and will continue through September 2017, unless a successful appeals process is completed sooner.
The fiscal police investigation also challenged the involvement of a Chiquita entity incorporated in Bermuda in the sale of bananas directly to Chiquita Italia (direct import challenge), as a result of which the tax authorities claimed additional taxes of €13 million ($17 million) for 2004 and €19 million ($25 million) for 2005, plus interest and penalties. In order to avoid a long and costly tax dispute, in April 2011, Chiquita Italia reached an agreement in principle with the Italian tax authorities to settle the dispute and recorded expense for the settlements at that time. Under the settlement, the tax authorities agreed that the Bermuda corporation's involvement in the importation of bananas was appropriate and Chiquita Italia agreed to an adjustment to the intercompany price paid by Chiquita Italia for the imported bananas it purchased from this company, resulting in a higher income tax liability for those years. Chiquita Italia paid a settlement of €3 million ($4 million) of additional income tax for 2004 and 2005, including interest and penalties, which was significantly below the amounts originally claimed. The portion of the settlement for 2005 is still subject to approval by the Rome tax court; approval is expected in 2012. As part of the settlement, Chiquita Italia also agreed to a pricing adjustment for its intercompany purchases of bananas for the years 2006 through 2009, resulting in payments in June and July 2011 of €2 million ($3 million) of additional tax and interest to fully settle those years. The indirect import challenge described above is not part of the settlement.
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

Note 15 – New Accounting Standards
New accounting standards that could significantly affect the company's Condensed Consolidated Financial Statements are summarized as follows:

Issued	Description	Effective Date for Chiquita	Effect on Chiquita's Consolidated Financial Statements
July 2012
Amends the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment and permits the use of qualitative factors in determining whether it is likely that indefinite-lived intangible assets impairment exists.
		Prospectively, beginning January 1, 2013; early adoption permitted.	Because the measurement of a potential impairment loss has not changed, the amended standards will not have an effect on the company's Consolidated Financial Statements upon adoption in 2013.
December 2011
Expands disclosure to include both gross and net information about instruments and transactions eligible for offsetting in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement.
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

June 2011	Requires components of other comprehensive income to be reported in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income.	Retrospectively, beginning January 1, 2012; early adoption permitted.	See Condensed Consolidated Statements of Comprehensive Income.
May 2011	Amends the guidance on fair value measurements and disclosures.	Prospectively, beginning January 1, 2012.	See Notes 6, 7, and 8.

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
2012 is a year of transformation for Chiquita. We relocated our headquarters and consolidated management and administrative functions to be more efficient and improve the speed of decision-making. We changed our leadership and restructured our business to become a high-volume, low cost operator focusing on our core banana and salads businesses. In connection with these plans, we are reducing costs by eliminating 300 positions worldwide, limiting our consumer marketing activities, deploying efficiency and productivity initiatives in our value chain, and re-evaluating businesses and activities that are not central to our new strategy to focus on our core bananas and salads businesses. We expect these initiatives to result in annual savings of at least $60 million. The combined cost of these restructuring and relocation activities totaled $22 million and $33 million before taxes for the quarter and nine months ended September 30, 2012, respectively. We expect approximately $4 million of additional restructuring expense primarily related to severance in the fourth quarter of 2012, and approximately $2 million of additional expense primarily related to relocation, recruiting and other costs through 2013.
In the third quarter of 2012, lower overall banana industry production in Ecuador resulted in relatively balanced supply and demand in our core markets during a period when supply has typically exceeded demand. This led to stronger local pricing in European and Mediterranean markets than expected leading into the quarter, but did not overcome the lower average European exchange rates compared to the third quarter of 2011. Exchange rates adversely affected pricing by $21 million and $48 million in the quarter and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. We expect fourth quarter exchange rates to continue to negatively affect pricing comparisons to 2011. In June and July 2012, we increased our hedging coverage to reduce our exposure to further declines in the value of the euro. In the nine months ended September 30, 2012, pricing remained lower than the prior year period in each of our markets, as local European pricing improvements did not overcome lower average European exchange rates and the force majeure surcharge that was in effect for the first half of 2011 in North America did not recur in 2012; the 2011 surcharge was in place to recover higher sourcing costs that began in the fourth quarter of 2010. Base contract pricing for banana sales in North America was also below 2011 pricing.
Our salads business continues to reflect manufacturing and selling, general and administrative cost savings from our realignment of the overhead structure and innovation functions in the third quarter of 2011 and reduced spending for marketing and innovation. These cost reductions more than offset the effect of lower volumes of retail value-added salads, which were a result of 2011 customer conversions to competitor's private label products. However, volume remains the most important driver to grow the margins of the salads business, and in late 2011, we announced plans to expand our organic product offerings and to begin offering private label and whole-head lettuce products to be a complete salad supplier to our customers. We can offer these additional products using existing sourcing, manufacturing and distribution capacity. Most salad supply arrangements are multi-year contracts, and we do not expect to see growth from these new plans until 2013, including a key contract win for private label retail value-added salads beginning in the first quarter of 2013. We also remain on schedule in the construction of a new, more efficient and more automated salad production and warehousing facility in the Midwest that will replace three existing facilities in the region beginning in the second half of 2013.
Comparisons of 2012 to 2011 were also affected by:

•
Salads and Healthy Snacks segment results for the third quarter of 2012 include $28 million of losses to fully impair our equity-method investment in and to record estimates of probable cash obligations related to Danone Chiquita Fruits SAS (“Danone JV”). The Danone JV sells Chiquita-branded fruit smoothies in Europe.

•	Other Produce results in the second quarter of 2011 included a $32 million reserve for advances to a grower of grapes and other produce. The grower declared bankruptcy in late 2011.

•
Income taxes in the second quarter of 2011 included an $87 million release of valuation allowances against U.S. deferred tax assets and $6 million of income tax expense related to a settlement in Italy.

Our results are subject to significant seasonal variations and interim results are not indicative of the results of operations for the full fiscal year. Generally, our results during the second half of the year are weaker than in the first half of the year due to increased availability of competing fruits and resulting lower banana prices, as well as seasonally lower consumption of salads in the fourth quarter. For a further description of our challenges and risks, see the Overview section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part I - Item 1A - Risk Factors" in our 2011 Annual Report on Form 10-K, "Part II - Item 1A - Risk Factors" in this Form 10-Q and discussion below.

Operations

	Quarter ended September 30,		Nine months ended September 30,
(In millions)	2012	2011	2012	2011
Net sales:
Bananas	$446	$453	$1,499	$1,548
Salads and Healthy Snacks	240	240	729	731
Other Produce	28	30	112	139
	$714	$723	$2,341	$2,418
Cost of sales:
Bananas	$391	$394	$1,300	$1,263
Salads and Healthy Snacks	216	212	638	632
Other Produce	33	31	125	141
Corporate costs	3	3	9	8
	$643	$640	$2,072	$2,044
Operating income (loss):
Bananas	$(2)	$7	$46	$122
Salads and Healthy Snacks	(27)	(3)	(17)	7
Other Produce	(3)	(2)	(13)	(38)
Corporate Costs	(34)	(13)	(66)	(45)
	$(66)	$(10)	$(49)	$46
Tables may not total or recalculate due to rounding.
CONSOLIDATED NET SALES, COST OF SALES AND OPERATING INCOME
Net sales declined on a consolidated basis by 1.2% and 3.2% in the quarter and nine months ended September 30, 2012, respectively, compared to the same periods in 2011 primarily as a result of lower banana pricing in both North America and on a U.S. dollar basis in Europe. Lower average European exchange rates more than offset local pricing improvements in Europe, and we expect year-over-year European pricing comparisons to remain challenging based on 2012 exchange rates that are anticipated to be significantly below 2011 rates. We increased hedging coverage through 2013 to reduce our exposure to further declines in the value of the euro. Further discussion of hedging can be found under the caption Item 3 – Quantitative and Qualitative Disclosures About Market Risk below. North American banana pricing in 2011 included a force majeure surcharge from late January 2011 until the end of June 2011 to recover higher sourcing costs that began in the fourth quarter of 2010; the surcharge did not recur in 2012. Additionally, base contract pricing for banana sales in North America was below the 2011 pricing. Increases in value-added salad sales to foodservice customers and sales of healthy snacks offset reductions in retail value-added salad volume, which are a result of 2011 customer conversions to competitors' private label products. Additionally, a change in standard contract language in the second half of 2011 for certain other produce sales in Europe resulted in net recognition of commission revenue as an agent, whereas in the first half of 2011 and prior we recognized gross sales and gross cost of sales as a principal. Additional detail of the variance is included in the segment discussion below.
Cost of sales increased on a consolidated basis by 0.4% and 1.4% in the quarter and nine months ended September 30, 2012, compared to the same periods in 2011 primarily as a result of increased sourcing and logistics costs that include fuel costs net of hedging, purchased fruit costs, and materials cost. In the third quarter of 2011, we implemented a new shipping configuration that reduced our total expected bunker fuel consumption and the ports where bunker fuel is purchased. As a result of these changes in bunker fuel purchasing, accounting standards required us to recognize $12 million of unrealized fuel hedging gains in the third quarter of 2011 for hedge positions originally intended to hedge fuel purchases in future periods. Additionally, bunker fuel forward contracts that were in excess of our expected core fuel demand were sold and gains of $2 million were realized. See Note 7 to the Condensed Consolidated Financial Statements and below under the caption Item 3 – Quantitative and Qualitative Disclosures About Market Risk for further information on hedging. Additional detail of the cost of sales variance is included in the segment discussion below.

Operating income decreased on a consolidated basis in the quarter and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. Relocation and restructuring costs were $22 million and $33 million in the quarter and nine months ended September 30, 2012, respectively. Losses to impair our equity-method investment in and to record estimates of probable cash obligations to the Danone JV were $28 million in the third quarter of 2012 results of the Salads and Healthy Snacks Segment. The second quarter of 2011 includes a $32 million reserve in the Other Produce segment for grower advances to a grower of grapes and other produce in Chile. Aside from these items, 2012 operating results declined from 2011 primarily as a result of lower banana pricing in North American and European markets particularly as a result of lower average European exchange rates and the first half of 2011 North American force majeure surcharge that did not recur in 2012. Our salads business continues to reflect manufacturing and selling, general and administrative cost savings from our realignment of the overhead structure and innovation functions in the third quarter of 2011 and reduced spending for marketing and innovation. These cost reductions more than offset the effect of lower volumes of retail value-added salads, which were a result of 2011 customer conversions to competitors' private label products. Additional detail of the variances in operating income are included in the segment discussion below.
REPORTABLE SEGMENTS
We report three business segments: Bananas; Salads and Healthy Snacks; and Other Produce. Segment descriptions and results can be found in Note 13 to the Condensed Consolidated Financial Statements. Certain corporate expenses are not allocated to the reportable segments and are included in "Corporate costs," including costs related to the relocation of the company's headquarters and restructuring activities described in Note 2 to the Condensed Consolidated Financial Statements. Inter-segment transactions are eliminated.
BANANA SEGMENT
Net sales for the segment were $446 million and $453 million for the third quarters of 2012 and 2011, respectively, and $1.5 billion for each of the nine months ended September 30, 2012 and 2011. Significant increases (decreases) in segment net sales compared to the year-ago period were as follows:

(In millions)	Q3	YTD
Pricing, including the force majeure surcharge during the first half of 2011 in North America	$15	$(24)
Volume	(5)	16
Average European exchange rates[1]	(21)	(48)
Other	4	7
Change in Banana segment net sales	$(7)	$(49)

[1]
Average European exchange rates include the effect of hedging, which was an expense of $1 million for the third quarter of 2012 and less than $1 million for the third quarter of 2011, and a benefit (expense) of $3 million and $(3) million for the nine months ended September 30, 2012 and 2011, respectively.

Cost of sales in the Banana segment was $391 million and $394 million for the third quarters of 2012 and 2011, respectively, and $1.3 billion for each of the nine months ended September 30, 2012 and 2011, respectively. Significant increases (decreases) in segment cost of sales compared to the year-ago period were as follows:

(In millions)	Q3	YTD
Volume	$(3)	$23
Sourcing and logistics costs	5	12
Average European exchange rates	(11)	(10)
Acceleration of losses on ship sublease arrangements	—	6
Tariffs	(1)	(4)
Absence of 2011 gains on asset sales	5	5
Other	2	5
Change in Banana segment cost of sales	$(3)	$37

Sourcing costs include costs of purchased fruit, which were higher in 2012 than in 2011. Logistics costs are significantly affected by fuel prices, and include the effect of bunker fuel hedges, which was a benefit of $4 million and $24 million for the third quarters of 2012 and 2011, respectively and a benefit of $13 million and $41 million for the nine months ended September 30, 2012 and 2011. In third quarter of 2011, we implemented a new European shipping configuration that partially offset other increases in sourcing and logistics costs. The new configuration involves shipment of part of our core volume in container equipment on board third-parties' container ships. This container capacity is more flexible than leasing entire ships, which is expected to primarily benefit the second half of the year, when volume demand is typically lower. These changes reduced our total expected bunker fuel purchases and the ports where bunker fuel is purchased, and accounting standards required us to recognize $12 million of unrealized fuel hedging gains in the third quarter of 2011 for hedge positions originally intended to hedge fuel purchases in future periods. Additionally, bunker fuel forward contracts that were in excess of our expected core fuel demand were sold and gains of $2 million were realized. See Note 7 to the Condensed Consolidated Financial Statements for further description of our hedging program. Also as a result of the shipping reconfiguration, five chartered cargo ships have been subleased until the end of 2012; two subleases began in December 2011, and three began in the first quarter of 2012. An equivalent number of ship charters will not be renewed for 2013. We accelerated $6 million of losses on the three sublease arrangements in the first quarter of 2012, net of $2 million of related deferred sale-leaseback gain amortization during the sublease period. We accelerated $4 million of losses on the other two sublease arrangements in the fourth quarter of 2011.
Operating income (loss) in the Banana segment was $(2) million and $7 million for the third quarters of 2012 and 2011, respectively, and $46 million and $122 million for the nine months ended September 30, 2012 and 2011, respectively. Significant increases (decreases) in segment operating income compared to the year-ago period were as follows:

(In millions)	Q3	YTD
Change in Banana segment net sales from above	$(7)	$(49)
Change in Banana segment cost of sales from above	3	(37)
Marketing investment	3	12
Allowance for doubtful accounts for a customer in Iran	(7)	(7)
Selling, general and administrative expenses	2	4
Other	(2)	1
Change in Banana segment operating income	$(8)	$(76)
Our primary markets are in North America and Europe, but we also have sales in the Middle East and other markets. The majority of our sales in the Middle East are in Iran under specific licenses from the U.S. government that allow sales of food products to non-sanctioned parties. These sales are in U.S. dollars and represent $31 million of "Trade receivables" on the Condensed Consolidated Balance Sheet at September 30, 2012. Even though the sales in Iran are permitted, the international sanctions against Iran are affecting the ability of Iranian customers to pay invoices within terms because it is difficult for them to obtain U.S. dollars, euros or other suitable currencies in sufficient quantity on a regular basis. Over the course of 2012, our receivable balance with these customers has increased, and we have established payment plans with each of these customers to reduce their balances. Most customers have so far been able to find acceptable methods of payment to comply with their payment plans. However, one significant customer has not, and as a result, we reserved $7 million of these receivables in the third quarter of 2012 representing balances in excess of related collateral. If this customer is able to find acceptable methods of payment to comply with its payment plan, the reserve may be reversed as appropriate. We source bananas from the Philippines for sale in the Middle East under a long term purchase contract with a former joint venture partner through 2016 with committed volumes. We continue to develop other markets for these bananas, such as Iraq, to diversify our risk in the region. However, Iran remains an important market particularly during this period of industry oversupply in the Middle East that was exacerbated by the recent closure of the Chinese market to Philippine-sourced bananas.
Our banana sales volumes1 in 40-pound box equivalents were as follows:

(In millions, except percentages)	Q3 2012	Q3 2011	% Change	YTD 2012	YTD 2011	% Change
North America	16.3	16.2	0.8%	48.8	48.8	(0.1)%
Europe and the Middle East:
Core Europe[2]	8.6	9.4	(8.0)%	29.2	30.4	(3.9)%
Mediterranean[3]	2.7	2.2	22.8%	8.2	5.7	42.9%
Middle East	1.8	1.6	8.1%	5.1	4.6	10.3%

The following table shows year-over-year favorable (unfavorable) percentage changes in our banana prices for 2012 compared to 2011:

	Q3	YTD
North America[4]	(2.2)%	(8.4)%
Core Europe:[2]
U.S. Dollar Basis[5]	(3.3)%	(6.4)%
Local currency	8.4%	2.0%
Mediterranean[3]	30.4%	2.3%
Middle East	1.8%	2.5%

[1]	Volume sold represents all banana varieties, including Chiquita to Go, Chiquita minis, organic bananas and plantains.

[2]	Core Europe includes the 27 member states of the European Union, Switzerland, Norway and Iceland. Banana sales in Core Europe are primarily in euros but also include other European currencies.

[3]	Mediterranean markets are mainly European and Mediterranean countries that do not belong to the European Union.

[4]	North America pricing includes fuel-related and other surcharges.

[5]	Prices on a U.S. dollar basis exclude the effect of hedging.
To minimize the volatility that changes in fuel prices could have on the operating results of our core shipping operations, we use hedging instruments (derivatives) to lock in prices of future bunker fuel purchases for up to three years in the future. We also use hedging instruments to reduce the negative cash flow and earnings effect that any significant decline in the value of the euro would have on the conversion of euro-based revenue into U.S. dollars for up to 18 months in the future. Exchange rates adversely affected pricing in 2012 compared to 2011, and we expect year-over-year European pricing comparisons to remain challenging based on 2012 exchange rates that are anticipated to be significantly below 2011 rates. Exchange rates affected pricing by $21 million and $48 million in the quarter and nine months ended September 30, 2012, respectively, net of hedging. In June and July 2012 we increased hedging coverage through 2013 to reduce our exposure to further declines in the value of the euro. Further discussion of hedging risks and instruments can be found under the caption Item 3 – Quantitative and Qualitative Disclosures About Market Risk below and Note 7 to the Condensed Consolidated Financial Statements.
The average spot and hedged euro exchange rates were as follows:

(Dollars per euro)	Q3 2012	Q3 2011	% Change	YTD 2012	YTD 2011	% Change
Euro average exchange rate, spot	$1.25	$1.42	(12.0)%	$1.28	$1.40	(8.6)%
Euro average exchange rate, hedged	1.24	1.41	(12.1)%	1.29	1.39	(7.2)%
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
In another regulatory development, in June 2012, the EU signed free trade area ("FTA") agreements with (i) Colombia and Peru and (ii) the Central American countries. Under both FTA agreements, the EU committed to reduce its banana tariff to €75 per metric ton over ten years for specified volumes of banana exports from each of the countries covered by these FTAs, and further required that the banana volumes assigned to each country under the Central American FTA be administered through export licenses. The agreements are currently scheduled to be approved by the European Council and ratified by the European Parliament and Latin American legislatures by late 2012 or early 2013. Because the approval procedures and implementation arrangements remain unsettled, it is unclear when, or whether, these FTAs will be implemented, and what, if any, effect they will have on our operations.

SALADS AND HEALTHY SNACKS SEGMENT
Net sales for the Salads and Healthy Snacks segment were $240 million for each of the quarters ended September 30, 2012 and 2011, respectively, and $729 million and $731 million for the nine months ended September 30, 2012 and 2011, respectively. Significant increases (decreases) in segment net sales compared to the year-ago period were as follows:

(In millions)	Q3	YTD
Pricing:
Retail value-added salads	$(6)	$(6)
Healthy snacks, foodservice and other	—	(4)
Volume:
Retail value-added salads	(6)	(26)
Healthy snacks, foodservice and other	11	31
Mix:
Retail value-added salads	(1)	(1)
Healthy snacks, foodservice and other	(4)	(8)
Other	6	12
Change in Salads and Healthy Snacks segment net sales	$—	$(2)
Cost of sales in the Salads and Healthy Snacks segment were $216 million and $212 million for the third quarters of 2012 and 2011, respectively, and $638 million and $632 million for the nine months ended September 30, 2012 and 2011, respectively. Significant increases (decreases) in segment cost of sales compared to the year-ago period were as follows:

(In millions)	Q3	YTD
Volume:
Retail value-added salads	$(4)	$(16)
Healthy snacks, foodservice and other	10	30
Mix:
Retail value-added salads	(1)	(1)
Healthy snacks, foodservice and other	—	5
Industry input and manufacturing costs:
Retail value-added salads	(1)	8
Healthy snacks, foodservice and other	(2)	(13)
Quality-related and manufacturing disruption costs	—	(5)
Other	2	(2)
Change in Salads and Healthy Snacks segment cost of sales	$4	$6
We were able to reduce commodity, manufacturing and quality costs through harvesting and manufacturing process improvements together with improved first quarter raw product yields and quality. We realized cost savings from our realignment of the overhead structure and innovation functions in the third quarter of 2011, and we reduced our marketing investment in 2012. In the first quarter of 2012, the warm weather in the Yuma growing region improved raw product yields and quality and combined with process improvements to significantly reduce quality costs in the first and second quarters of 2012 compared to the year-ago periods. The first quarter of 2012 also included costs of $1 million ($1 million, net of tax), primarily related to inventory write-offs, to exit healthy snacking products that were not sufficiently profitable. The reduction in quality-related and manufacturing disruption costs is expected to continue to favorably affect comparisons to 2011.

Operating income (loss) in the Salads and Healthy Snacks segment was $(27) million and $(3) million for the third quarters of 2012 and 2011, respectively, and $(17) million and $7 million for the nine months ended September 30, 2012 and 2011, respectively. Significant increases (decreases) in segment operating income compared to the year-ago period were as follows:

(In millions)	Q3	YTD
Change in Salads and Healthy Snacks segment net sales from above	$—	$(2)
Change in Salads and Healthy Snacks segment cost of sales from above	(4)	(6)
Impairment and estimated funding obligations of Danone JV	(28)	(28)
Marketing investment	3	8
Selling, general and administrative costs	1	4
Exit costs	—	(1)
Other	4	2
Change in Salads and Healthy Snacks segment operating income	$(24)	$(23)
The third quarter of 2012 includes $28 million of losses to fully impair our equity-method investment in and to record estimates of probable cash obligations to the Danone JV, who sells Chiquita-branded fruit smoothies in Europe. See further discussion of the Danone JV in Notes 3 and 8 to the Condensed Consolidated Financial Statements. The first quarter of 2012 also included $1 million to restructure our European healthy snacking sales force.
Volume and pricing for Fresh Express-branded retail value-added salads was as follows:

(In millions, except percentages)	Q3 2012	Q3 2011	% Change	YTD 2012	YTD 2011	% Change
Volume	11.3	11.8	(3.7)%	35.8	37.9	(5.4)%
Pricing			(3.4)%			(1.0)%
Pricing includes fuel-related and other surcharges. Fuel surcharges generally reset quarterly based on the previous quarter's average fuel index prices. The change in pricing represents the net change in sales of individual product pricing changes, without considering changes in product mix.
In June 2012, we entered into a 20-year lease agreement for a salad production and warehousing facility in the Midwest that will replace three existing facilities in the region. The lease agreement contains two 5-year extension periods. The new facility is expected to be more automated and efficient than the three existing plants that it will replace and is expected to further reduce operating costs when it is completed in the first half of 2013. Though the construction costs are being financed by the lessor, we are acting as the construction agent and will be responsible for all construction activity during the construction period because of the specialized nature of the facility. This results in Chiquita owning the facility for accounting purposes and as a result, we have recognized as of September 30, 2012 an asset of $16 million included in "Property, plant and equipment, net" and a corresponding $16 million non-cash obligation for the construction in progress of the leased facility included in "Other liabilities," which represents the cumulative cost of the facility through the balance sheet date. Total construction costs are expected to be approximately $40 million.
We monitor the progress of our Salads and Healthy Snacks segment, including quarterly review for triggering events based on business changes that could require impairment analysis of intangible assets before our annual evaluation in the fourth quarter. As of September 30, 2012, we did not identify any triggering events.

OTHER PRODUCE SEGMENT
Net sales for the segment were $28 million and $30 million for the third quarters of 2012 and 2011, respectively, and $112 million and $139 million for the nine months ended September 30, 2012 and 2011, respectively. A change in the second half of 2011 in standard contract language of certain other produce sales in Europe resulted in recognizing the net amount retained in such sales (a commission earned as an agent) instead of recognizing gross sales and cost of sales, as when we acted as a principal in the transactions during the first half of 2011. Operating loss for the segment was $3 million and $2 million for the third quarters of 2012 and 2011, respectively, and $13 million and $38 million for the nine months ended September 30, 2012 and 2011, respectively. Operating loss in the second quarter of 2011 included a $32 million reserve for advances to a Chilean grower of grapes and other produce, and represented the remaining balance of advances that were not repaid. The grower declared bankruptcy in late 2011; however, we continue to negotiate recovery with the bankruptcy trustee and other creditors of the grower and have collected more than $1 million to date. See further information on the grower advance in Note 4 to the Condensed Consolidated Financial Statements. Lower pineapple pricing also negatively affected sales and operating income. The first quarter of 2012 also included $2 million ($1 million, net of tax) of costs primarily related to inventory write-offs from the discontinuation of non-strategic, low-margin products.
As part of our restructuring plan, we announced in October 2012 that we will exit our North American deciduous business after the end of the California grape season; costs associated with this exit, such as asset impairments and severance have been and will be included with the restructuring costs that are part of Corporate costs. Our North American deciduous business represents approximately $40 million of net sales on an annual basis and an insignificant negative contribution to our operating income. Following the exit of the North American deciduous business, the primary product of the Other Produce segment will be pineapples.
CORPORATE (INCLUDING HEADQUARTERS RELOCATION AND RESTRUCTURING COSTS)
In August 2012, we announced a restructuring plan to transform the company into a high-volume, low-cost operator. The restructuring plan is designed to reduce costs and improve our competitive position by focusing our resources on the banana and salad businesses, reducing investment in non-core products, reducing overhead and manufacturing cost and limiting consumer marketing activities. In connection with this restructuring plan, we have eliminated approximately 300 positions worldwide. A total of $16 million ($12 million net of tax) of restructuring costs have been recognized in the third quarter of 2012 in "Restructuring and relocation costs" in the Condensed Consolidated Statements of Income, including $9 million of severance and $7 million related to asset and goodwill impairment for non-core businesses. We expect to recognize approximately $4 million of additional expense before year end primarily related to severance. The company's Board of Directors also transitioned leadership, and, effective October 8, 2012, Edward F. Lonergan was appointed President and Chief Executive Officer of the company. Cash payments related to the restructuring plan are expected to continue through 2014, primarily related to severance payments to the former Chief Executive Officer.
During the fourth quarter of 2011, we committed to relocate our corporate headquarters from Cincinnati, Ohio to Charlotte, North Carolina, affecting approximately 300 positions. Concurrent with the headquarters relocation, we further consolidated approximately 100 additional positions previously spread across the U.S. to improve our execution and accelerate decision-making. The relocation was substantially complete at September 30, 2012 and is expected to cost approximately $30 million (including net capital expenditures of approximately $5 million after allowances from the landlord), of which a significant portion is expected to be recaptured through state, local and other incentives through 2022. We do not expect the restructuring activities described above to affect the realization of the relocation incentives. In addition, we expect to generate ongoing cost savings of approximately $4 million annually for the next 10 years from the benefits of consolidation of locations, more efficient staffing, lower rent and reduced travel costs. We recognized $6 million ($4 million, net of tax) of severance and other relocation costs during third quarter of 2012 and $17 million ($11 million, net of tax) for the nine months ended September 30, 2012. The company recognized approximately $6 million ($4 million net of tax) in expense during 2011 for the relocation primarily related to severance benefits. As of September 30, 2012, we had also incurred $4 million of net capital expenditures related to the relocation. The remaining $1 million of net capital expenditures related to the relocation will occur in the fourth quarter of 2012 and we expect to incur approximately $2 million of additional expense through 2013, primarily related to relocation, recruiting and other costs, at which time related cash payments will also be substantially complete.
See Note 2 to the Condensed Consolidated Financial Statements for further information about the company's relocation and restructuring activities.
Other corporate expenses were $12 million and $13 million for the third quarters of 2012 and 2011, respectively and $33 million and $45 million for the nine months ended September 30, 2012 and 2011, respectively. The decrease is primarily a result of lower incentive compensation accruals and savings beginning to be realized from our restructuring and relocation activities.

INTEREST
Interest expense was $12 million for each of the third quarters of 2012 and 2011 and $33 million and $41 million for the nine months ended September 30, 2012 and 2011, respectively. The decrease in interest expense during the nine months was related to the refinancing and debt reduction that occurred in 2011. However, on June 26, 2012, we amended our Credit Facility to include a Covenant Amendment Period that provides the appropriate level of flexibility to execute the company's strategy and absorb the volatility inherent in its business. The amendment temporarily increased interest rates and is expected to result in $5 million of additional annual interest expense during the Covenant Amendment Period. See further description of refinancing, debt reduction and the amendment to our Credit Facility in Note 6 to the Condensed Consolidated Financial Statements and in Financial Condition - Liquidity and Capital Resources below.
INCOME TAXES
Income taxes were a net benefit of $11 million and $7 million in the quarter and nine months ended September 30, 2012, respectively, and $4 million and $76 million for the quarter and nine months ended September 30, 2011, respectively. The net income tax benefit in nine months ended September 30, 2011 is primarily the result of the U.S. valuation allowance release of $87 million partially offset by a $6 million charge for a tax settlement in Italy, which were each recorded in the second quarter of 2011 (as described in Notes 10 and 14 to the Condensed Consolidated Financial Statements). For the third quarter and nine months ended September 30, 2012, the difference in the overall effective tax rate from the U.S. statutory rate is due to the mix of earnings and losses in various jurisdictions, as well as discrete tax items, including a $2 million out of period adjustment relating to 2011 and 2010 (as described in the Condensed Consolidated Financial Statements). We do not believe the error was material to any prior or current year financial statements.
As a result of sustained improvements in the performance of our North American businesses and the benefits of debt reduction over the last several years, we have been generating annual U.S. taxable income beginning with tax year 2009, and expect this trend to continue, even if seasonal losses may be incurred in interim periods or due to certain significant events such as the restructuring and relocation costs, discussed in Note 2. As of June 30, 2011, our forecast included second quarter results as well as increased visibility to North American banana pricing and stabilized sourcing costs. As a result of these considerations, we recognized an $87 million income tax benefit in the second quarter of 2011 for the reversal of valuation allowances against the entire U.S. federal deferred tax assets and a portion of the state deferred tax assets, primarily net operating loss carry forwards ("NOLs"), which are more likely than not to be realized in the future. Through the second quarter of 2011, valuation allowances on available U.S. NOLs significantly affected our effective tax rate; if a deferred tax asset with a full valuation allowance, such as an NOL, was realized, the corresponding valuation allowance was also released, resulting in no net effect to income taxes reported in the Condensed Consolidated Statements of Income.
The reversal of the valuation allowance against U.S. federal deferred tax assets, described above, resulted in changing our interim tax reporting from the discrete method (used in the first quarter of 2011) to the effective tax rate method. Under the effective tax rate method, we are required to adjust our effective tax rate for each quarter to be consistent with the estimated annual effective tax rate. Jurisdictions with a projected loss where no tax benefit can be recognized are excluded from the calculation of the estimated annual effective tax rate. This could result in a higher or lower effective tax rate in the interim period based upon the mix and timing of actual earnings versus annual projections. Our overall effective tax rate may vary significantly from period to period due to the level and mix of income among domestic and foreign jurisdictions. Many of these foreign jurisdictions have tax rates that are lower than the U.S. statutory rate, and we continue to maintain full valuation allowances on deferred tax assets in some of these jurisdictions. Other items that do not otherwise affect our earnings can also affect our overall effective tax rate, such as the effect of exchange rate fluctuations on intercompany balances that can change the mix of income among domestic and foreign jurisdictions. We do not expect the cash we pay for taxes to change materially from historic levels for several years due to the availability of U.S. NOLs, but we do expect an increase of future reported income tax expense due to the release of the valuation allowance booked against those NOLs. Our effective tax rate reflects a combination of the application of U.S. statutory rates and historical levels of foreign taxes.
Financial Condition - Liquidity and Capital Resources
We believe that our cash position, cash flow generated by operating subsidiaries and borrowing capacity will provide sufficient cash reserves and liquidity to fund our working capital needs, capital expenditures and debt service requirements for at least twelve months. At September 30, 2012, we had a cash balance of $37 million and $20 million in borrowings under the Revolver, under which $109 million was available after $21 million was used to support letters of credit.

As described more fully in Note 6 to the Condensed Consolidated Financial Statements, in June 2012 we amended our Credit Facility to provide the appropriate level of flexibility to execute our strategy and absorb the volatility inherent in our business. The amended Credit Facility maintains the $330 million senior secured term loan ("Term Loan") and a $150 million senior secured revolving facility ("Revolver") both maturing July 26, 2016 (May 1, 2014, if the company does not repay, refinance, or otherwise extend the maturity of the 7½% Senior Notes by such date). In connection with the amendment, we incurred $2 million of fees that will be recognized over the remaining term of the Credit Facility.
The Credit Facility is maintained by our main operating subsidiary, Chiquita Brands L.L.C. ("CBL"), and contains two financial maintenance covenants each measured for the most recent four fiscal quarter period: a CBL (operating company) leverage ratio (Debt divided by EBITDA, each as defined in the Credit Facility) and a fixed charge coverage ratio (the sum of CBL's EBITDA plus Net Rent divided by Fixed Charges, each as defined in the Credit Facility). The June 2012 amendment created a Covenant Amendment Period, which ends after the third quarter of 2013 unless elected earlier by CBL. We may elect to terminate the Covenant Amendment Period at any time after demonstrating our ability to be in compliance with the financial covenants prior to the amendment. During the Covenant Amendment Period, the financial maintenance covenants are as follows:

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
The covenants are more fully described in Note 6 to the Condensed Consolidated Financial Statements. At September 30, 2012, we were in full compliance with the covenants of the Credit Facility, and expect to remain in compliance for at least 12 months from the balance sheet date. The financial maintenance covenants start adjusting in the first quarter of 2013 and the covenant amendment period ends after the third quarter of 2013. The covenants during the Covenant Amendment Period, as well as its duration, were based upon our forecasts. Our ability to comply with these provisions, including the amended financial maintenance covenants as they begin reverting towards the original covenants under the Credit Facility, will be affected by our actual operating results and cash flow, which may be affected by events beyond our control. If there were an event of default under one of our debt instruments and we were unable to obtain a waiver or amendment, or if we had a change of control followed by a ratings decline, the holders of the affected debt could cause all amounts outstanding with respect to that debt, as well as other debt and leases with cross-default provisions, to be due and payable immediately. Our assets or cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default, and there is no guarantee that we would be able to repay, refinance or restructure the payments on those debt securities, affected leases and other contracts. There could be no assurance that we would not need to seek further amendments to the Credit Facility or that we would be able to obtain such amendments or alternative financing. In the event an amendment or alternative financing were obtained, there could be no assurance as to the terms and conditions of such arrangements or that such terms and conditions would be similar to our existing arrangement.

Also in June 2012, we entered into a 20-year lease agreement for a salad production and warehousing facility in the Midwest that will replace three existing facilities in the region. The lease agreement contains two 5-year extension periods. Though the construction costs are being financed by the lessor, we are acting as the construction agent and will be responsible for all construction activity during the construction period because of the specialized nature of the facility. This results in the company owning the facility for accounting purposes and as such, we recognized as of September 30, 2012 an asset of $16 million included in "Property, plant and equipment, net" and a corresponding $16 million non-cash obligation for the construction in progress of the leased facility included in "Other liabilities," which represents the cumulative cost of the facility through the balance sheet date. Total construction costs are expected to be approximately $40 million through completion in the first half of 2013.
Cash provided by operations was $21 million and $48 million for the nine months ended September 30, 2012 and 2011, respectively. In January 2012, as a result of a favorable decision from a court in Salerno, Italy, we received €20 million ($26 million) related to a refund claim we had made with respect to certain consumption taxes paid between 1980 and 1990, and the cash received has been deferred in "Other liabilities" pending final result of the appeal process. See Note 14 to the Condensed Consolidated Financial Statements for further information. This cash receipt was offset by increases in accounts receivable primarily resulting from longer collection periods in the Middle East and Europe. See Note 4 to the Condensed Consolidated Financial Statements. The remaining decrease in operating cash flow stems from the decrease in operating results. We expect operating cash flows to improve as a result of our restructuring activities and will prioritize any cash flows in excess of operating needs for debt reduction.
In the third quarter of 2012, the board of directors of our 49% owned Danone JV approved a change in strategy and the related discontinuation of a key product. As a result, we determined that the decline in estimated fair value of our equity-method investment was other than temporary and recorded a $28 million loss to fully impair our equity-method investment and to record estimates of probable cash obligations to the Danone JV. This loss is included in “Equity in losses of investees” in the Condensed Consolidated Statements of Income. We believe our obligations to fund the Danone JV are limited to an aggregate €14 million ($18 million) without unanimous consent of the owners.
Cash flow used in investing activities includes capital expenditures of $36 million and $50 million for the nine months ended September 30, 2012 and 2011. The reduction is primarily related to the 2011 installation and upgrade of equipment to produce value-added salad with Fresh Rinse.
Depending on fuel prices, we can have significant obligations or amounts receivable under our bunker fuel forward arrangements, although we would expect any liability or asset from these arrangements to be offset by the purchase price of fuel. At September 30, 2012, December 31, 2011 and September 30, 2011, our bunker fuel forward contracts were an asset of $13 million, $15 million and $21 million, respectively. Depending on euro pricing, we can have significant obligations or amounts receivable under our euro-based currency hedging contracts, although we would expect any liability or asset from these contracts to be more than offset by an increase in the dollar realization of the underlying sales denominated in foreign currencies. At September 30, 2012, December 31, 2011 and September 30, 2011, our euro-based currency hedging contracts were an asset (liability) of $(16) million, $5 million, and $7 million, respectively. The amount ultimately due or receivable will depend upon fuel prices for our bunker fuel forward arrangements or the exchange rate for our euro-based hedging contracts at the dates of settlement. See Market Risk Management – Financial Instruments below and Notes 7 and 8 to the Condensed Consolidated Financial Statements for further information about our hedging activities. We expect operating cash flows will be sufficient to cover any hedging obligations.
In September and October, we self-disclosed to the customs authority that we were making certain value-added tax ("VAT") payments to the tax authority as opposed to the customs authority. It is possible that we would need to remit VAT of approximately €21 million to the customs authority and request a refund from the tax authority for the same amount, which could result in a short-term cash requirement that would be funded through a draw on our Revolver. We do not anticipate incurring any penalties.

We face certain contingent liabilities which are described in Note 14 to the Condensed Consolidated Financial Statements; in accordance with generally accepted accounting practices, reserves have not been established for most of the ongoing matters, even when we have been required to deposit payments to preserve our right to appeal some of the Italian customs and tax cases. In connection with these contingent liabilities, we have been required to deposit payments in installments totaling €49 million ($63 million) through 2018 to preserve our right to appeal the customs and tax assessments. Of these assessments, we have deposited €20 million ($26 million) through September 30, 2012, which is included in "Investments and other assets, net" on the Condensed Consolidated Balance Sheet pending resolution of the appeals process. The installment plans as of September 30, 2012 call for annual deposit payments of approximately €7 million ($9 million) through 2016, €6 million ($8 million) in 2017 and €1 million ($1 million) in 2018; however, if we ultimately prevail in these cases, any deposits we have made will be refunded with interest. Because court rulings have varied, we have not been assessed in similar matters in other jurisdictions, but may be required to make additional payments based on future appeals or court rulings. We presently expect that we would use existing cash and borrowing resources together with operating cash flow to satisfy any such liabilities. It is possible that in future periods we could have to pay damages or other amounts in excess of the installment plans, the exact amount of which would be at the discretion of the applicable court or regulatory body.
Also as described in Note 14 to the Condensed Consolidated Financial Statements, in connection with a court judgment against one of our insurance carriers, National Union, we have received $10 million through September 30, 2012 from National Union. National Union has appealed this ruling. We have deferred these cash receipts in "Other liabilities" pending resolution of the appeals process. If we were to lose these appeals, we may be required to repay the consumption tax refunds and the reimbursements from National Union.
We have not made dividend payments since 2006. We are not permitted to pay dividends during the Covenant Amendment Period of our Credit Facility, and after the Covenant Amendment Period, any future dividends would require approval by the board of directors. During the Covenant Amendment Period under the Credit Facility, CBL may continue to distribute cash to CBII, the parent company, for routine CBII operating expenses, interest payments on CBII's 7½% Senior Notes, its Convertible Notes and obligations existing as of June 26, 2012, the date of the Credit Facility amendment. After the Covenant Amendment Period, CBL is also permitted to pay interest on any refinancing of CBII's Senior Notes and Convertible Notes and payment of certain other specified CBII liabilities ("permitted payments"). After the Covenant Amendment Period, CBL may distribute cash to CBII for other purposes, including dividends, if we are in compliance with the covenants and not in default under the Credit Facility. The Covenant Amendment Period ends after the third quarter of 2013 unless elected earlier by CBL upon demonstrating our ability to be in compliance with the financial covenants prior to the Credit Facility amendment. The CBII 7½% Senior Notes also have dividend payment limitations with respect to the ability and extent of declaration of dividends. At September 30, 2012, distributions to CBII, other than for permitted payments, were limited to approximately $50 million annually.
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
See Note 14 to the Condensed Consolidated Financial Statements for a further description of legal proceedings and other risks including, in particular, (1) the civil litigation and investigations relating to payments made to our former Colombian subsidiary to a Colombian paramilitary group and (2) customs and tax proceedings in Italy.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates described in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011.

New Accounting Standards
See Note 15 to the Condensed Consolidated Financial Statements for information on relevant new accounting standards.
* * * * *
This quarterly report contains certain statements that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control, including: the customary risks experienced by global food companies, such as prices for fuel and other commodity inputs, currency exchange rate fluctuations, industry and competitive conditions (all of which may be more unpredictable in light of continuing uncertainty in the global economic environment), government regulations, food safety issues and product recalls affecting us or the industry, labor relations, taxes, political instability and terrorism; challenges in implementing the relocation of the company's corporate headquarters, and other North American corporate functions, to Charlotte, North Carolina; challenges in implementing restructuring and leadership changes announced in August 2012 including the company's ability to achieve the cost savings and other benefits anticipated from the restructuring; unusual weather events, conditions or crop risks; our continued ability to access the capital and credit markets on commercially reasonable terms and comply with the terms of our credit agreements; and the outcome of pending litigation and governmental investigations involving us, as well as the legal fees and other costs incurred in connection with these items.
The forward-looking statements speak as of the date made and are not guarantees of future performance. Actual results or developments may differ materially from the expectations expressed or implied in the forward-looking statements, and we undertake no obligation to update any such statements.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Reference is made to the discussion under Management's Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Management – Financial Instruments in our 2011 Annual Report on Form 10-K. As of September 30, 2012, the only material changes from the information presented in the Form 10-K are contained in the information provided below.
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
At September 30, 2012, we had average rate euro put option hedge positions that protect approximately 50% of our expected net exposure for the remainder of 2012 and approximately 50% of our expected net exposure for 2013 from a decline in the exchange rate below $1.23 per euro and $1.20 per euro, respectively. We had euro rate call option hedge positions that limit the benefit of approximately 50% of our expected net exposure for the remainder of 2012 and approximately 50% of our expected net exposure for 2013 from an increase in the exchange rate above $1.31 per euro and $1.28 per euro, respectively. We also have average rate euro put options paired with average rate euro call options at the same strike rate that effectively lock in the value of the euro at $1.23 per euro for approximately 35% of our expected net exposure for both 2012 and 2013. These positions can offset decreases in the value of the euro or can limit the benefit of an increase in the exchange rate, but in either case reduce the volatility of change in the value of the euro. We expect that any loss on these contracts would be more than offset by an increase in the dollar realization of the underlying sales denominated in foreign currencies.
Our shipping operations are exposed to the risk of rising fuel prices. To reduce the risk of rising fuel prices, we enter into bunker fuel forward contracts (swaps) that allow us to lock in fuel prices up to three years in the future. Bunker fuel forward contracts can offset increases in market fuel prices or can result in higher costs from declines in market fuel prices, but in either case reduce the volatility of changing fuel prices in our results. In the third quarter 2011, we reduced our expected total bunker fuel consumption and changed the ports where bunker fuel is purchased through the implementation of a new shipping configuration. These changes resulted in recognition of $12 million of unrealized gains on bunker fuel contracts in "Cost of sales" in the Condensed Consolidated Statements of Income in the third quarter of 2011 originally intended to hedge bunker fuel purchases in future periods. These unrealized gains, previously deferred in "Accumulated other comprehensive income (loss)," were recognized because the forecasted hedged bunker fuel purchases, as documented by the us, became probable not to occur. Bunker fuel forward contracts that were in excess of expected core fuel demand were sold and gains of $2 million were realized. At September 30, 2012, we had deferred gains (losses) on bunker fuel hedges included in "Accumulated other comprehensive income (loss)" of $3 million, $7 million, less than $1 million and $1 million that are expected to offset (increase) our cost of bunker fuel in 2012, 2013, 2014 and 2015, respectively, and represent coverage for expected fuel purchases of approximately 70%, 70%, 70% and 50%, respectively.
We carry hedging instruments at fair value on our Condensed Consolidated Balance Sheets. The fair value of the currency hedge portfolio and bunker fuel forward contracts was a net liability of $3 million at September 30, 2012, and a net asset of $20 million and $28 million at December 31, 2011 and September 30, 2011, respectively. A hypothetical 10% increase in the euro currency rates would have resulted in a decline in fair value of the currency hedge portfolio of approximately $52 million at September 30, 2012. However, we expect that any loss on these put and call options would be more than offset by an increase in the dollar realization of the underlying sales denominated in foreign currencies. A hypothetical 10% decrease in bunker fuel rates would result in a decline in fair value of the bunker fuel forward contracts of approximately $16 million at September 30, 2012. However, we expect that any decline in the fair value of these contracts would be offset by a decrease in the cost of underlying fuel purchases.
See Note 7 to the Condensed Consolidated Financial Statements for additional discussion of our hedging activities. See Note 8 to the Condensed Consolidated Financial Statements for additional discussion of fair value measurements.

DEBT INSTRUMENTS
We are exposed to interest rate risk on our variable rate debt, which is primarily the outstanding balance under our Credit Facility. We had approximately $329 million of variable rate debt at September 30, 2012 (see Note 6 to the Condensed Consolidated Financial Statements). A 1% change in interest rates would result in a change to interest expense of approximately $3 million annually.
Although the Condensed Consolidated Balance Sheets do not present debt at fair value, we have a significant amount of fixed-rate debt whose fair value could fluctuate as a result of changes in prevailing market rates. We have $306 million principal balance of other fixed-rate debt, which includes the 7½% Senior Notes due 2014 and the 4.25% Convertible Senior Notes due 2016. The $200 million principal balance of the Convertible Notes is greater than their $151 million carrying value due to the accounting standards for convertible notes such as ours that are described in Note 6 to the Condensed Consolidated Financial Statements. A hypothetical 0.5% increase in interest rates would have resulted in a decline in the fair value of our fixed-rate debt of approximately $5 million at September 30, 2012.
Item 4 – Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic filings with the SEC is (a) accumulated and communicated to management in a timely manner and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. An evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness as of September 30, 2012 of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of that date.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We also maintain a system of internal accounting controls, which includes internal control over financial reporting, that is designed to provide reasonable assurance that our financial records can be relied upon for preparation of our consolidated financial statements in accordance with generally accepted accounting principles in the United States and that our assets are safeguarded against loss from unauthorized use or disposition. During the fourth quarter of 2011, the company committed to relocate its corporate headquarters from Cincinnati, Ohio to Charlotte, North Carolina and at the same time to consolidate other corporate functions, resulting in the relocation of approximately 400 positions. The relocation was substantially complete as of September 30, 2012 and includes a detailed plan to transition the duties of those employees who do not relocate. The company expects to maintain a substantially equivalent control environment before, during and after the relocation. Based on an evaluation by management, with the participation of the Chief Executive Officer and Chief Financial Officer, during the quarter ended September 30, 2012, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information
Item 1 – Legal Proceedings
The information included in Note 14 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q regarding the Colombia Related Matters and the Italian Customs and Tax Cases is incorporated by reference into this Item.
Reference is made to the discussion under “Part I, Item 3 - Legal Proceedings - Personal Injury Cases” in the company's Annual Report on Form 10-K for the year ended December 2011 and under Part II, Item 1 - Legal Proceedings in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 regarding the dibromochloropropane ("DBCP") cases. With respect to the cases pending in Louisiana, in September 2012, the federal court in Louisiana granted all defendants, including Chiquita, summary judgment based on the statute of limitations. The plaintiffs have filed a notice of appeal in that matter. In addition, in May 2012, approximately 476 Costa Rican plaintiffs whose claims were previously dismissed on grounds of forum non-conviens in the Superior Court of California, Los Angeles County refiled their claims in Costa Rica.
Reference is also made to “Part 1, Item 3 - Legal Proceedings - Personal Injury Cases” in the company's Annual Report on Form 10-K for the year ended December 2011 regarding the asbestos cases. Of the total of approximately 5,500 MARDOC cases that have been brought against the Company approximately 600 additional cases have been dismissed, bringing the total of dismissed cases to approximately 4,800. Approximately 10% of the remaining approximately 700 MARDOC are expected to be dismissed without payment during 2013.

Item 1A – Risk Factors
With exception of the risks noted below, there have been no material changes to the risk factors disclosed in Part I. Item 1A."Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2011, as amended (the "10-K"). In evaluating and understanding us and our business, you should carefully consider (1) the risks described below, in conjunction with (2) the risks described in and all of the information set forth in the 10-K, including the Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Exhibit 13 thereto and (3) information in our other filings with the SEC, including any subsequent or future reports on Forms 10-Q and 8-K. These are not the only risks we face. Additional risks not presently known or which we currently deem immaterial may also affect our business operations, and even the risks identified below may adversely affect our business in ways we cannot currently anticipate. Our business, financial condition or results of operations could be materially adversely affected by any of these risks.
Our level of indebtedness and the financial covenants in our debt agreements could adversely affect our ability to execute our growth strategy or to react to changes in our business, and we may be limited in our ability to use debt to fund future capital needs.
At September 30, 2012, we had $637 million principal amount of debt outstanding. Most of our indebtedness is issued under debt agreements that (1) require continuing compliance with financial maintenance and other covenants and (2) limit our ability to borrow additional funds due to limits under our financial covenants. In June 2012, we amended the Chiquita Brands L.L.C. term loan and revolver credit agreement (the "Credit Facility") to temporarily provide additional flexibility in the financial covenants to execute our strategy and absorb the volatility inherent in our business. As further described in “Management's Discussion and Analysis of Financial Condition and Results of Operation,” the financial maintenance covenants start adjusting in the first quarter of 2013 and the covenant amendment period ends after the third quarter of 2013. Our ability to comply with these provisions, including the amended financial maintenance covenants as they begin reverting towards the original covenants under the Credit Facility, will be affected by our operating results and cash flow, which may be affected by events beyond our control.
If there were an event of default under one of our debt instruments and we were unable to obtain a waiver or amendment, or if we had a change of control followed by a ratings decline, the holders of the affected debt could cause all amounts outstanding with respect to that debt, as well as other debt and leases with cross-default provisions, to be due and payable immediately. Our assets or cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default, and there is no guarantee that we would be able to repay, refinance or restructure the payments on those debt securities, affected leases and other contracts.
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

Although the amounts are volatile, our operations had generated positive cash flow in recent years. If our operating results and cash flow continue to decline for any reason, including those beyond our control, it might: (1) cause a default under our debt agreements; (2) increase our vulnerability to adverse economic or industry conditions; (3) limit our flexibility in planning for, or reacting to, changes in our business or industry; (4) further limit our ability to make strategic acquisitions and investments or to introduce new products or services; (5) further limit our ability to make capital expenditures; and (6) place us at a competitive disadvantage relative to competitors that have less debt or greater financial resources.
We may not be able to achieve the cost savings that we expect from the restructuring of our operations.
In August 2012, we announced a restructuring plan to strategically transform the company into a high-volume, low-cost operator. The restructuring plan is designed to reduce costs and improve our competitive position by focusing our resources on our banana and salad businesses, reducing investment in non-core products, reducing overhead and manufacturing cost and limiting consumer marketing activities. We expect this initiative to result in annual savings of at least $60 million. The cost of the restructuring activities totaled $16 million before taxes for the quarter and nine months ended September 30, 2012, and we expect approximately $4 million in the fourth quarter of 2012 to complete these actions.
There can be no assurances that these cost savings will be achieved in full or at all. We cannot be certain that we will not be required to implement further restructuring activities, make additions or other changes to our workforce based on other cost reduction measures or changes in the markets and industry in which we compete. Our inability to structure our operations based on evolving market conditions could impact our business. Further, our assumptions underlying estimates of anticipated cost savings from these initiatives may be inaccurate, and future business conditions and events may impede our ability to continue any benefits of our restructuring initiatives.

Item 6 – Exhibits

Exhibit 10.1 – Transition Agreement dated as of October 4, 2012, effective as of October 8, 2012, between Chiquita Brands International, Inc. and Fernando Aguirre
Exhibit 10.2 – Employment Agreement dated as of October 1, 2012, effective as of October 8, 2012, between Chiquita Brands International, Inc. and Edward F. Lonergan
Exhibit 10.3 – Form of Restricted Stock Unit Award Agreement for 231,065 shares of Common Stock dated October 8, 2012 between the Company and Edward F. Lonergan
Exhibit 10.4 – Form of Stock Option Award and Agreement with respect to an aggregate of 1,440,062 shares of Common Stock dated October 8, 2012 between the Company and Edward F. Lonergan
Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
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

CHIQUITA BRANDS INTERNATIONAL, INC.

By:	/s/ Joseph B. Johnson
Joseph B. Johnson
Vice President, Controller and Chief Accounting Officer
November 9, 2012