Form 10-K
period 2012-12-31
CHIQUITA BRANDS INTERNATIONAL INC
filed 2013-03-18
CIK 101063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
 FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2012
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to
Commission File Number 1-1550
__________________________________________
 Chiquita Brands International, Inc.
(Exact name of registrant as specified in its charter)

New Jersey	04-1923360
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

550 South Caldwell Street, Charlotte, North Carolina	28202
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number including area code : (980) 636-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, par value $.01 per share	New York
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of Common Stock held by non-affiliates at June 30, 2012, the last business day of the registrant's most recently completed second quarter, was approximately $223 million.
As of March 13, 2013, 46,403,671 shares of Common Stock were outstanding.
__________________________________________
 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Chiquita Brands International, Inc. 2012 Annual Report to Shareholders are incorporated by reference in Parts I and II. Portions of the Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated by reference in Part III.

CHIQUITA BRANDS INTERNATIONAL, INC.

This Annual Report on Form 10-K contains certain statements that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond the control of Chiquita, including: the customary risks experienced by global food companies, such as prices for commodity and other inputs, currency exchange rate fluctuations, industry and competitive conditions (all of which may be more unpredictable in light of continuing uncertainty in the global economic environment), government regulations, food safety issues and product recalls affecting the company or the industry, labor relations, taxes, political instability and terrorism; challenges in implementing the relocation of its corporate headquarters and other North American corporate functions to Charlotte, North Carolina; challenges in implementing restructuring and leadership changes announced in August and October 2012 including its ability to achieve the cost savings and other benefits anticipated from the restructuring; unusual weather events, conditions or crop risks; continued ability to access the capital and credit markets on commercially reasonable terms and comply with the terms of its debt instruments; access to and cost of financing; and the outcome of pending litigation and governmental investigations involving the company, as well as the legal fees and other costs incurred in connection with such items.
The forward-looking statements speak as of the date made and are not guarantees of future performance. Actual results or developments may differ materially from the expectations expressed or implied in the forward-looking statements, and the company undertakes no obligation to update any such statements.

PART I

ITEM 1.	BUSINESS
General
Chiquita Brands International, Inc. ("CBII") and its subsidiaries (collectively, "Chiquita," we, us or the company) operate as a leading international marketer and distributor of (1) bananas and other fresh produce sold under the Chiquita® and other brand names in nearly 70 countries and (2) packaged salads sold under the Fresh Express® and other brand names primarily in the United States. We produce approximately one-third of the bananas we market on farms we own, and purchase the remainder of the bananas and all of the lettuce and other fresh produce from third-party suppliers throughout the world. No individual customer accounted for more than 10% of net sales during any of the last three years. CBII was originally formed as a New Jersey corporation in 1899 under the name United Fruit Company.
Business Segments
Chiquita reports the following three business segments:

•	Bananas: Includes the sourcing (purchase and production), transportation, marketing and distribution of bananas.

•
Salads and Healthy Snacks: Includes ready-to-eat, packaged salads, referred to in the industry as "value-added salads"; other value-added products, such as healthy snacking items, fresh vegetable and fruit ingredients used in foodservice, processed fruit ingredients; and our equity-method investment Danone Chiquita Fruits, which sells Chiquita-branded fruit smoothies in Europe (see Notes 7 and 20 to the Consolidated Financial Statements in Exhibit 13).

•
Other Produce: Includes the sourcing, marketing and distribution of whole fresh produce other than bananas. As part of the 2012 restructuring plan, the company exited the North American deciduous business at the end of the California grape season in December 2012. Going forward, the primary product of the Other Produce segment is pineapples.

For further information on factors affecting our results of operations, including results by business segment, liquidity and financial condition, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 18 to the Consolidated Financial Statements, both included in Exhibit 13, and "Item 1A - Risk Factors."
BANANA SEGMENT
We source, distribute and market bananas that are sold principally under the "Chiquita" brand name. Banana segment net sales were $2.0 billion, $2.0 billion and $1.9 billion in 2012, 2011 and 2010, respectively. Banana sales amounted to 64%, 64% and 60% of our consolidated net sales in 2012, 2011 and 2010, respectively. Banana sales in European, Mediterranean and Middle Eastern markets were 55%, 55% and 57% of the segment sales in 2012, 2011 and 2010, respectively. Middle Eastern and Mediterranean markets include Iran and occasionally Syria, where we sell bananas under license from the U.S. government despite its trade sanctions because they are food products. The majority of the remaining sales in the banana segment are in North America. We receive royalties from the use of the Chiquita brand under a trademark licensing agreement with a third-party for banana sales in Japan and Korea.
Competition
Bananas are distributed and marketed internationally in a highly competitive environment. Our primary competitors include a limited number of multi-national banana importers and exporters, principally Dole Food Company, Inc., Fresh Del Monte Produce, Inc. and Fyffes plc. In addition, the vertical integration and direct-sourcing activities of large retailers, as well as a wide range of smaller banana export companies, including growers' cooperatives, are significant competitive factors. To compete successfully, we must be able to source bananas of uniformly high quality at a competitive cost, maintain strong customer relationships, quickly and reliably transport and distribute products to worldwide markets and maintain our brand.
Markets, Customers and Distribution
Our principal markets are North America and Europe. In Europe, we are the brand leader and obtain a price premium for Chiquita bananas. In North America, we maintain the No. 2 market position in bananas, hold the number one market share in U.S. supermarkets and import more than one-fourth of the bananas in the market. Our Core Europe market consists of the 27 member states of the European Union ("EU"), Switzerland, Norway and Iceland. We also ship bananas regularly to various non-EU countries accessed through the Mediterranean that offer a growth opportunity due to increasing consumption and consumer purchasing power. When selling in these Mediterranean countries, we may vary the port of discharge and sale based on prevailing market conditions. Our other international markets are primarily in Russia and the Middle East, including Iran and occasionally Syria. Sales in the Mediterranean, Russian and Middle Eastern markets are primarily invoiced in U.S. dollars.
We have regional sales organizations to service major retail customers and wholesalers. In some cases, these sales organizations provide services for all of our products, not just bananas, as well as customer support, including assistance with transportation and logistics, ripening, and category management for bananas and other produce. In both Europe and North America, we sell "green" (unripened) bananas and "yellow" (ripened) bananas. Many customers have their own facilities to ripen green bananas purchased from Chiquita or other sources; in some cases, we provide technical advice or operate the customers' ripening facilities. We also provide retail marketing support services for our customers. These ripening, advisory and support services help us develop and strengthen long-term supply relationships with our customers.
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
In Europe and the Mediterranean, our customers are also large grocery retailers, ripeners and wholesalers. These customers typically seek annual or multi-year arrangements with pricing that is flexible, depending on market conditions. Bananas and other produce are typically sold on the basis of weekly price quotes, which fluctuate significantly due to supply conditions, seasonal trends of consumer demand, transportation costs, currency exchange rates, competitive dynamics and other factors. Banana sales in the Middle East and some banana sales in Europe are under fixed-price per box contracts. In the Middle East, the contracts often include pricing that is higher in the first half of the year and lower in the second half to correspond with the seasonal supply-and-demand dynamics.
Pricing
Banana pricing depends on several factors, including the availability of bananas relative to consumer demand and the availability, price and quality of competing fresh fruit items. Banana pricing (in our purchases and in our sales other than in fixed-price-per-box contracts) is subject to seasonal variations because demand is higher in the first half of the year as local produce that competes with bananas largely comes to market in the summer and fall. As a consequence, banana prices and our Banana segment results are typically stronger during the first half of the year. In 2012, our Banana segment results were stronger during the first half of the year although the quarterly distribution of earnings was different than trends in recent years. We generally obtain a premium price for bananas sold in Europe, where many stores offer two quality levels of bananas, and we believe this price premium is due to the strength of the "Chiquita" brand and our reputation for consistent product quality, leadership in consumer marketing and category management and innovative ripening techniques.
Sourcing
Bananas grow in tropical climates where the temperature generally does not fall below 50 degrees Fahrenheit. Under normal circumstances, banana plants can produce fruit for harvest approximately every seven months. After harvest, bananas are washed and, in most cases, cut into clusters and packed into 40-pound boxes. The boxes of bananas are placed on pallets and loaded into containers for shipment. The production of bananas is vulnerable to (1) adverse weather conditions, including windstorms, floods, drought and temperature extremes, (2) natural disasters, such as earthquakes and hurricanes, (3) crop disease, such as the black sigatoka leaf fungus (4) pests, and (5) other factors. If banana plants are destroyed, new plantings will bear fruit for harvest in approximately nine months. If grown under stressed conditions, banana production may be lower in both quantity and quality.
During 2012, approximately 26%, 16%, 10%, 10% and 10% of all bananas we sold were sourced from Costa Rica, Guatemala, Panama, Ecuador and Honduras, respectively. We also source bananas from Colombia, the Philippines, Mexico and Nicaragua. In 2012, approximately one-third of our bananas were produced by subsidiaries on owned farms and the remainder was purchased from independent growers under short- and long-term fruit supply contracts, under which we take title to the fruit either at packing stations, once loaded aboard ships or at the port of destination. Although we maintain broad geographic diversification for purchased bananas, we have a significant reliance upon long-term relationships with certain large growers. In 2012, our three largest independent growers, which operate in Colombia, Costa Rica and the Philippines provided approximately 28% of our total purchased volume. Our largest supplier of bananas was an affiliate of C.I. Banacol S.A., a Colombia-based producer and exporter of bananas and other fruit products, with whom we had an agreement for the purchase of bananas produced in Colombia that terminated on December 31, 2012. Through this agreement, we purchased approximately 8 million boxes of bananas in 2012, primarily from Colombia, representing approximately 10% of our purchased banana volume. Beginning in 2013, we do not expect to utilize C.I. Banacol S.A. as a supplier and will instead source this volume from various suppliers across several countries.

We evaluate our banana sourcing decisions periodically, including both the sourcing countries and whether we should purchase or grow bananas. Considerations in this evaluation include local currency, tax rules, regulatory environment, political and economic stability, labor practices, exit prices and other factors. Because of the start-up time and capital necessary to build additional farms, increasing the production on farms we own cannot be done quickly. Purchasing bananas allows us to reduce our financial and operating risks and avoid the substantial capital required to maintain and finance additional banana farms; it also permits us to avoid large expenditures in the event of major damage to farms resulting from weather, floods, disease or earthquakes. However, producing our own bananas permits us to more closely control the agricultural practices, which we believe contribute to the quality of the fruit. Typically, banana purchase agreements have one- or two-year terms, but may have longer terms. However, the applicable prices under some of these agreements may be renegotiated annually or every other year. If new purchase prices cannot be agreed upon, the contracts will terminate. The long-term purchase agreements typically include provisions relating to agricultural practices, packing and fruit handling, environmental practices, food safety, social responsibility standards, penalties payable by us if we do not take delivery of contracted fruit, penalties payable by the grower for shortages to contracted volumes and other provisions common to contracts for the international sale of goods. Under some fruit supply arrangements, we provide the growers with technical assistance related to production and packing of bananas for shipment. We believe that our agricultural practices contribute to the quality of our bananas, and we specify many of the requirements for our contract growers. When banana supply is disrupted, we may have to source bananas on a "spot" basis from growers who have available fruit. In these circumstances, we may have to pay higher market prices and are not able to ensure that our recommended agricultural practices have been followed.
Labor costs in Latin America for our owned production of bananas represented only 4% of our total banana segment operating costs in 2012. Labor costs vary with the country of origin. To a lesser extent, fertilizer costs and paper costs for the production and packaging of bananas are also important.
Logistics
Due to their highly perishable nature, bananas must be brought to market and sold generally within 30 to 40 days after harvest. This requires efficient logistics processes for loading, unloading, transporting and delivering fruit from the farm to the outbound port, from the source country to the market country, and from the inbound port to the customer. To transport and distribute our bananas internationally, we (1) charter refrigerated cargo ships that are highly specialized, in both size and technology, for international trade in bananas and other refrigerated products and (2) contract with common carriers to transport our refrigerated banana container equipment on-board their ships along trade routes similar to our own. We also transport third-party cargo on return trips, primarily from North America and Europe to Latin America, to reduce ocean transportation costs. For more information on our core ocean shipping needs, see "Item 2 - Properties."
Bananas are harvested while still green and are subsequently ripened. To control quality, bananas are ripened under controlled conditions. We have a proprietary Low-Temperature Ripening process, a state-of-the-art banana ripening technique that enables bananas to begin the ripening process in shipping containers during transit, and thereby reduce the amount of inland ripening capacity required. We operate pressurized ripening rooms in Europe and North America to complete the ripening process, and may assist our customers who operate their own pressurized ripening rooms. We believe our service provides value to customers through improved fruit quality, longer shelf-life, lower inventory levels and lower required investment.
The price of bunker fuel used in shipping operations is an important variable component of transportation costs. Bunker fuel prices are volatile. We manage this volatility with bunker fuel forward contracts to lock in prices of up to three-fourths of our core European usage for up to three years. However, these hedging strategies do not fully protect us against continually rising fuel prices, and they can result in losses when market prices for bunker fuel decline, although we expect that any losses on our forward contracts from declines in market prices would be less than the decline in cost of bunker fuel purchases. See further discussion of our hedging activities in the "Market Risk Management – Financial Instruments" section of "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 1 and 11 to the Consolidated Financial Statements, both included in Exhibit 13.
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
We operate loading and unloading facilities that we own or lease in Central, South and North America and enter into third-party contract arrangements for port services at various ports of destination in Europe. Most of these ports serve relatively large geographic regions for production or distribution. If a port becomes unavailable, we must access alternate port facilities and reconfigure our distribution network, which can increase costs. We use common carriers to transport bananas overland to ports in Central and South America and from the ports of destination to the customers. Generally, title to the bananas passes to the customer upon delivery, which is either at the port of arrival in North America or Europe or at the customer's inland facilities. In certain Latin American locations, we operate port facilities for all cargo entering or leaving the port, not just for our own products.

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
SALADS AND HEALTHY SNACKS SEGMENT
The Salads and Healthy Snacks segment includes packaged, ready-to-eat salads in the retail market, commonly referred to as "value-added salads," sold under the Fresh Express and other labels, fresh vegetable and fruit ingredients used in foodservice, healthy snacks and processed fruit ingredient products. While traditionally we were a supplier of branded product offerings, we expanded our product offerings as part of our strategic transformation in 2012 without the need for significant capital expenditures and we now offer private label packaged salads, organic packaged salads and whole-head lettuce products in order to be a more complete salad supplier to our customers.
Net sales of the Salads and Healthy Snacks segment were approximately $953 million, $953 million and $1,028 million for the years ended December 31, 2012, 2011 and 2010, respectively.
We believe Fresh Express is a leader in freshness-extending, controlled and modified atmosphere packaging systems for value-added salads. We distribute approximately 160 different retail value-added salad products nationwide to food retailers and approximately 40 value-added healthy snacking products. We also distribute approximately 80 fresh produce foodservice offerings, primarily to third-party distributors for resale mainly to quick-service restaurants located throughout the U.S. Fresh Express’ retail holds the No. 1 market share position of branded retail value-added salads in the U.S based on Information Resources Inc. ("IRI") data. Based upon consumption patterns, volume and profitability are typically higher during the first and second quarters of the year.
Fresh Express' retail value-added salad sales represented approximately 20%, 20% and 21% of consolidated "Net sales" in each of 2012, 2011 and 2010, respectively. Significant retail value-added salad product lines that represented 10% or more of retail sales include Blends (romaine and other fancier lettuce-based salads), Tender Leaf Blends (spring mix and baby spinach blends) and Complete Salads (salads that contain toppings and dressings).
Competition
Fresh Express competes with a variety of other nationally branded and private label value-added salad offerings. Competitors include Dole Food Company, Earthbound Farms, Ready Pac and Taylor Farms, who also produce value-added salads under retail grocers' private labels. The market share under private labels has grown significantly during the past two years, and based on contracts awarded in late 2012, we expect to begin supplying private label retail value-added salads to certain key customers in 2013. There are many other food and produce sellers who participate in the value-added produce and snacking markets.
Markets, Customers and Distribution
Our retail value-added salad products are sold under the Fresh Express brand and other labels to several of the nation's top retailers and to a diverse base of customers throughout the United States, most of whom purchase under annual and multi-year, fixed-price per case contracts that include surcharges based on fuel indices intended to recover fuel-based costs. An advantage of these contracts is that they stabilize demand and pricing throughout the year. A disadvantage is that the company may not be able to pass on unexpected cost increases when they arise or may not be able to take advantage of short-term, market-driven price increases.
Value-added salads sold to grocery retailers are supported by a sales and marketing organization that includes sales managers who are responsible for retail grocery accounts within their geographic regions and who often work with a network of brokers across the country to sell products, gain business with new retail accounts and introduce new products to existing retail accounts. In some cases, this same sales network also handles sales of bananas and other products sold by Chiquita.
We also sell fresh-cut produce, such as lettuce, tomatoes, spinach, cabbage and onions, to foodservice distributors who resell these products to foodservice operators, primarily quick service restaurants. Approximately one-fifth of the Salads and Healthy Snacks segment net sales have been to foodservice customers. Foodservice customers mainly purchase shredded or whole-head lettuce; however, we have also introduced higher-margin products into this market, such as premium tender leaf salads. We market to foodservice customers by focusing on large, strategic accounts that provide reliable business at reasonable margins, under contracts that typically allow for the pass-through of raw product and other cost increases on a weekly basis. Customer sales representatives and account managers service these foodservice customers.
Sourcing
We source the majority of our raw products, primarily lettuce and apples, for the Salads and Healthy Snacks segment from third-party growers, primarily located in California, Arizona and Mexico, but also in Florida, Michigan, New York, Georgia,

Texas, Washington, Ohio and Colorado. For lettuce, we often enter into contracts with these growers to help mitigate supply risk and manage exposure to cost fluctuations. We work with the growers and harvesters to develop safe, innovative, quality-enhancing and cost-effective production and harvesting techniques, including techniques to reduce water and agrichemical usage. The geographic diversity of our suppliers helps us to lessen the effects of any event that could cause production declines in a single region. The production of lettuce crops is vulnerable to pests, disease and adverse weather conditions, such as floods, drought and temperature extremes. In the event lettuce crops are severely damaged, the next harvest on the same acreage would be delayed 45 to 120 days, depending on the product and the time of year.
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
Healthy Snacks
We also sell a line of healthy snacks, including Chiquita Fruit Bites, which are single-serve fruit snacks sold in convenience and retail stores under the Chiquita brand name and also in foodservice outlets and quick-service restaurants. The healthy snacks business primarily involves purchasing, processing, packaging and distributing fresh-cut apples in convenient, Chiquita-branded and unbranded packaging. We source fruit seasonally from North and South America, Europe and China and cut, package and seal the fruit in our facilities in Illinois, Georgia and California. Our primary competitors are Crunch Pak, C.H. Robinson Worldwide, Tree Top Inc., Reichel Foods, Inc. and other regional producers of branded and private label fresh-cut fruit selections.
We also sell banana puree and other processed fruit ingredients to food manufacturers and quick service restaurants from processing facilities in Costa Rica and Ecuador with fruit sourced from Latin America. Fruit ingredients typically have a longer shelf life than whole, fresh fruit and are distributed from both the processing facilities and from refrigerated warehouses in the U.S. and the Netherlands. Our primary competitors are smaller companies in Latin America that supply unbranded banana puree.
In Europe we sell locally-sourced, fresh-cut fruit from our facilities in the Netherlands. In China, we sell Chiquita-branded healthy snacks, vegetables and salads that are sourced and manufactured locally and sold to convenience stores and retail grocery outlets, primarily in Shanghai.
In May 2010, we sold 51% of our European smoothie business to Danone S.A., and formed a joint venture intended to develop, manufacture and sell Chiquita-branded, packaged fruit juices and fruit smoothies in Europe. The smoothies are a blend of banana puree, fruit juice and other fresh fruit. In the third quarter of 2012, the board of directors of the joint venture approved a change in strategy and the related discontinuation of a key product. As a result, we determined that the decline in estimated fair value of our equity-method investment in the joint venture was other than temporary and, accordingly as of December 31, 2012 we have fully impaired our investment and fully accrued our related funding obligations. The Danone joint venture is accounted for using the equity method in the Salads and Healthy Snacks segment. See further information in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Operations - Salads and Healthy Snacks Segment" and Note 7 to the Consolidated Financial Statements, both included in Exhibit 13.
OTHER PRODUCE SEGMENT
We distribute and market whole, fresh produce other than bananas in Europe and North America and license the use of the Chiquita brand to a third-party for pineapples sold in Japan and Korea. Late in 2012, we announced a restructuring and a new strategy to focus on our core businesses of bananas and salads. Beginning in 2013, pineapples will be the primary product in the Other Produce segment because they are sourced from the same regions and can utilize the same logistical infrastructure as bananas. We will seek to opportunistically sell pineapples and other produce items where profitable or where they can effectively absorb fixed costs of the value chain of our core bananas and salads businesses. Through 2012, the major items sold were pineapples, grapes and avocados. We stopped selling our avocados and deciduous fruit product lines in 2012, in addition to other types of low-margin produce discontinued in 2011 and 2010. Net sales of the Other Produce segment were approximately $140 million, $163 million and $261 million in 2012, 2011 and 2010, respectively.

Markets, Customers and Distribution
Our Other Produce operations in North America and Europe primarily market Chiquita-branded produce items. A significant number of our retail customers are large organizations with multiple stores, who have significant buying leverage. In North America, produce may be sold under fixed-price-per-box contracts, on a commission basis or in spot markets. The European operations are conducted throughout Western and Southern Europe where customers typically do not enter into contracts, but purchase fruit at market prices that change weekly. Our primary competitors are other wholesalers and distributors of fresh produce, which may be local, national or international.
Sourcing
Beginning in 2013, pineapples, sourced primarily from Costa Rica, will be the primary product sold in this segment. Sourcing commitments with growers for pineapples and other non-banana fresh produce are generally for one growing season, but we source with many of the same growers year after year. In some cases, we provide growers of non-banana produce advances during the growing season or as the fruit is shipped to us. Advances are generally repaid when the produce is harvested and sold and are generally short-term in nature. We require property liens and pledges of the season’s produce as collateral to support any advances. We are not heavily dependent on any single grower for Other Produce products. In some cases, particularly in Europe, we may purchase and take title to the produce in the local market where it will be sold. During 2012, we purchased approximately 65 different varieties of fresh produce from growers and importers around the world, including the United States, Mexico and Central and South America. See further discussion of our seasonal grower advances in Notes 1 and 4 to the Consolidated Financial Statements, included in Exhibit 13.
Logistics
Fresh produce generally must be brought to market and sold within 20 to 60 days after harvest. Some items, such as grapes and berries, must be sold more quickly, while other items, such as pineapples, apples and pears, can be held in cold storage for longer periods of time. Shipment of pineapples helps to reduce any excess ocean shipping capacity from our banana business because they are sourced in the same regions. We generally use common carriers to transport other types of fresh produce.
Restructuring and Relocation of Corporate Headquarters
In August 2012, we announced a restructuring plan to transform the company into a branded commodity operator. The restructuring plan is designed to reduce costs and improve our competitive position by focusing our resources on the banana and salad businesses, reducing investment in non-core products, reducing overhead and manufacturing cost and limiting consumer marketing activities. We expect this initiative to result in annual savings of at least $60 million. In connection with this restructuring plan, we have eliminated approximately 300 positions worldwide. Additional detail can be found in Exhibit 13 in “Management's Discussion and Analysis of Financial Condition and Results of Operations” and in Note 3 to the Consolidated Financial Statements.
In November 2011, we committed to relocate our corporate headquarters and also consolidate other corporate functions to Charlotte, North Carolina, which affected approximately 400 positions in the corporate headquarters and across the U.S.  The relocation is expected to generate ongoing operating cost savings from the consolidation of locations, more efficient staffing, lower rent and reduced travel costs. The relocation was substantially completed in 2012. Additional detail can be found in Exhibit 13 in “Management's Discussion and Analysis of Financial Condition and Results of Operations” and in Note 3 to the Consolidated Financial Statements.
Intellectual Property
The Chiquita brand is recognized in North America and many parts of Europe and Asia. The Chiquita® trademark is owned by our main operating subsidiary, Chiquita Brands L.L.C. ("CBL"), and is registered in approximately 100 countries. We also own hundreds of other trademarks, registered throughout the world, used on our second-quality bananas and on a wide variety of other fresh and prepared food products. The Fresh Express® trademark is registered in the U.S., Canada and several countries in Europe and the Far East. Fresh Express also owns registrations for a variety of other trademarks used in our value-added salads business. Substantially all of our intellectual property is pledged as collateral under our 7.875% Notes and ABL facility.
Since 2009, we have licensed the use of the Chiquita brand name to a third party for the sale of whole, fresh bananas and pineapples in Japan and Korea. We also license our trademarks to other companies for use in prepared processed food products, such as baby and toddler food, fruit juices and banana bread mix.
Chiquita and its affiliates have patents covering a number of proprietary technologies, including the ripening of bananas and other produce and the processing of food products. In addition, Fresh Express and its affiliates have patents pending and granted covering a number of proprietary technologies, including methods of harvesting, treating and maintaining produce products and patents related to packaging design. Granted patents expire at various times from 2013 through 2029. In the food preparation field, where patents generally provide protection for up to 20 years, new technology typically develops before existing patents and proprietary rights expire. Chiquita and Fresh Express also rely heavily on certain proprietary machinery and processes that are used to manufacture and package some of its products.
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
Similarly, since 2004, all of our owned banana farms in Latin America have achieved certification to the Social Accountability 8000 labor standard, which is based on the core International Labor Organization conventions. We were the first major agricultural operator to earn this certification in each of the Latin American countries where we have owned farms (Costa Rica, Panama, Honduras and Guatemala). In addition, as of November 2005, all of our owned banana farms had achieved certification to GlobalGAP, an international food safety standard, and we have maintained those certifications to present.
Fresh Express also maintains extremely high standards in the area of food safety and quality. Our food safety requirements also apply to our third-party growers, suppliers and processors. The Fresh Express food safety practices for leafy greens include, but are not limited to: (1) multi-point monitoring from field to shelf; (2) pre-approval and monitoring of the fields where Fresh Express leafy green products are grown, including monitoring water quality and soil treatments as well as ensuring an appropriate distance is maintained from potential contamination risks such as livestock and composting operations; and (3) utilizing our own expert auditors to assess growing, harvesting and cooling operations. In recognition of our commitment to food safety and quality, Fresh Express won the coveted “Black Pearl” award from the International Association of Food Protection. Consumers can also trace select varieties of Fresh Express salad to the region(s) where they were harvested, simply by entering the Leaf Locator code on the bag at www.freshexpress.com/YourSaladStory.
Additionally, all of our Fresh Express manufacturing facilities have achieved Food Safety Systems Certification (FSSC). This certification is obtained through a rigorous audit process conducted by a third party against a globally and Global Food Safety Initiative (GFSI) recognized food safety management system standard.
Employees
As of December 31, 2012, we had approximately 20,000 employees, approximately 16,000 of whom work in Latin America. Approximately 14,000 of the employees working in Latin America are covered by labor contracts. Latin American labor contracts covering approximately 12,000 employees are currently being negotiated and/or expire in 2013. Under applicable law, employees are required to continue working under the terms of the expired contract. Approximately 2,000 Fresh Express employees in the U.S. are covered by labor contracts.
International Operations
We operate in many countries outside the United States, including in Central America, Europe and the Middle East. Information about our operations by geographic area can be found in Note 18 to the Consolidated Financial Statements included in Exhibit 13. Our global activities are subject to risks inherent in operating in those countries, including: government regulation; currency restrictions; fluctuations and other restraints; import and export restrictions; burdensome taxes; risks of expropriation; threats to employees; political instability; terrorist activities including extortion; and risks of U.S. and foreign governmental action in relation to us. Should such circumstances occur, we might need to curtail, cease or alter our activities in a particular region or country. Trade restrictions apply to certain countries, such as Iran and Syria, that require U.S. government authorization for sales there; notwithstanding the broad trade sanctions against these countries, under current U.S. law and licenses issued thereunder, we are authorized to sell food products to specific customers in these countries. Our operations in some Central American countries are dependent upon leases and other agreements with the governments of these countries. For more information on leases used for the cultivation of bananas and support activities, see "Item 2 - Properties." Refer to international operations in "Management Discussion and Analysis of Financial Condition and Results of Operations" in Exhibit 13 for information on how changes in EU duties rates have affected us and may affect us in the future, as well as description of other governmental trade negotiations that could be significant to us.
Our international operations involve a variety of currencies, and our most significant exposure is to the euro. Approximately 40% of our total sales were outside the United States with approximately 30% of our total sales in Core Europe in each of 2012, 2011 and 2010. Sales and operating expenses in our Core European markets are denominated in primarily euros, as well as other European currencies. We also have significant operations in Latin America that result in costs incurred in those local currencies; however banana and other produce purchase contracts are typically in U.S. dollars. We reduce currency exchange risk from sales originating in currencies other than the U.S. dollar by exchanging local currencies for dollars promptly upon receipt. We further manage our currency exposure with hedging instruments, such as average rate euro put options, collars and forward contracts, to hedge the dollar value of our estimated euro net sales exposure up to 18 months into the future if we determine the cost-benefit is favorable. For information with respect to our hedging activities, see Notes 1 and 11 to the Consolidated Financial Statements and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Exhibit 13.
In the United States, the Perishable Agricultural Commodities Act affords producers, sellers and buyers of fresh agricultural produce, such as the company and certain customers, special rights in seeking to collect payment from customers, including those that are insolvent or bankrupt.
For more information on certain risks of international operations, see "Item 1A - Risk Factors."
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
Additional Information
Through our website www.chiquita.com, we make available free of charge our reports on Forms 10-K, 10-Q and 8-K, and any amendments, shortly after they are filed with the SEC. Our corporate governance policies, board committee charters and Code of Conduct are also available on our website. To access these documents go to http://investors.chiquita.com and click on SEC Filings or Corporate Governance, respectively. A copy of any of these documents will be provided to any shareholder upon request to the Corporate Secretary, Chiquita Brands International, Inc., 550 South Caldwell Street, Charlotte, North Carolina, 28202 or by calling (980) 636-5000. The documents available on our website are not incorporated by reference into this report.

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
In August 2012, we announced a restructuring plan to strategically transform the company into a branded commodity operator. The cost of the restructuring activities totaled approximately $18 million for the year ended December 31, 2012. The restructuring plan is designed to reduce costs and improve our competitive position by focusing our resources on our banana and salad businesses, reducing investment in non core products, reducing overhead and manufacturing costs and limiting consumer marketing activities. We expect this initiative to result in annual savings of at least $60 million, which includes expected cost savings of approximately $25 million from headcount reductions. We also have implemented improvements in our value chain, such as reconfiguring our ocean shipping and implementing productivity improvements on our owned farms, that we expect will generate annual savings of approximately $35 million beginning in 2013, assuming shipping rates do not rise above current levels, bunker fuel prices do not rise above current levels not otherwise adjusted by hedging, and we do not experience a weather event that impacts owned farm productivity. The realization of these savings is subject to other inherent volatility in our business such as euro-dollar exchange rates, fuel prices, shipping rates and the absence of substantially adverse weather events.
Projected costs and savings from these initiatives are subject to inherent uncertainties and a variety of risks, and there can be no assurances that these cost savings will be achieved in full or at all. We cannot be certain that we will not be required to implement further restructuring activities, make additions or other changes to our workforce based on other cost reduction measures or changes in the markets and industry in which we compete.
Our inability to structure our operations based on evolving market conditions could impact our business. Further, our assumptions underlying estimates of anticipated cost savings from these initiatives may be inaccurate and projected cost savings may therefore fall short of targets. In addition, future business conditions and events may impede our ability to continue to realize any benefits of our restructuring initiatives.
We may not fully realize the anticipated benefits, or may face additional challenges or costs, in connection with the relocation of our corporate headquarters from Cincinnati, OH to Charlotte, NC.
Late in 2011, we committed to relocate our corporate headquarters from Cincinnati, OH to Charlotte, NC, affecting approximately 300 positions. Concurrent with the headquarters relocation, we further consolidated approximately 100 additional positions previously spread across the U.S. to improve execution and accelerate decision making. The relocation was substantially completed in 2012. Our corporate structure maintains little redundancy or overlap of responsibilities and our control structure relies to some extent on manual controls, which require employees with in-depth company knowledge, in order to be effective. As new employees gain experience in their roles, we could experience inefficiencies or a lack of business continuity due to loss of historical knowledge and a lack of familiarity of new employees with business processes, operating requirements and key information technologies and related infrastructure used in our day-to-day operations and financial reporting.
We expect to incur one-time costs related to this relocation of approximately $30 million (including net capital expenditures of $5 million after allowances from the landlord). We recognized $20 million of costs and $5 million of capital expenditures in the year ended December 31, 2012 and $6 million of costs in the fourth quarter of 2011. We expect to recognize less than $1 million of costs and capital expenditures in 2013. We are eligible for state, local and other incentives through 2022. In addition, we expect the relocation to generate ongoing operating cost savings of more than $4 million annually beginning in 2013 from the benefits of consolidation of locations, more efficient staffing, lower rent and reduced travel costs. Challenges in implementing our relocation plan could negatively affect our business or operating results, and it is possible that we may not meet all the requirements necessary to receive, or continue to retain, the full amount of state and local incentives, or be successful in achieving the operating efficiencies and cost savings expected from these efforts in the amounts or at the times we anticipate.
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
In addition, the full effect and duration of the current global economic downturn on customers, vendors and other business partners cannot be determined. For example, major customers or vendors may have financial challenges unrelated to Chiquita that could result in a decrease in their business with us, breaches of obligations to us or, in certain cases, cause them to file for bankruptcy protection. Although we exercise prudent oversight of the credit ratings and financial strength of our major business partners and seek to diversify our risk from any single business partner, we cannot be sure that there will not be one or more commercial or financial partners that are unable to meet its contractual commitments to us.
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
Our fuel-related costs have increased substantially in recent years, and we generally expect these costs to increase in the future. Bunker fuel, in particular, is an important variable component of our transportation costs. While we use fuel surcharges and forward contracts to offset and mitigate the effects of increases in the price of bunker fuel, there is lag time between price increases and increases in the surcharge index; in addition, these strategies will not eliminate all the adverse effects of price increases on our business, particularly over the long term. In addition, diesel fuel and other transportation costs are significant components of much of the cost of produce that we purchase from growers and distributors. If the price of any of these items increases significantly, we may not be able to pass on those increases to our customers. We also generally expect the prices we pay to purchase produce to increase over time. During 2012, we purchased approximately two-thirds of our bananas and all of our lettuce and other produce from independent growers. Increased costs for purchased fruit and vegetables have negatively affected our operating results in the past, and they may adversely affect our operating results in the future. Many external factors may affect the cost and supply of fresh produce, including: wage and other input cost inflation (e.g. paper, packaging, fertilizers); market fluctuations; currency fluctuations; changes in governmental regulations, including exit prices for bananas (which are set by the government in several banana exporting countries); agricultural programs; severe and prolonged weather conditions; disease; natural disasters; labor relations (including increased payments to growers in lieu of increases to government exit prices, specifically in Costa Rica); and other factors. Many other commodity food products are experiencing major price increases, which may affect pricing dynamics in the industry in ways that affect us adversely. If the price of the fresh produce that we purchase increases significantly, we may not be able to effectively pass these costs along to our customers and consumers.
Our ocean shipping needs are provided under a combination of long-term charters with negotiated fixed rates and market rates for ships under short-term charters and transportation contracts. Although short-term ship charter rates and container shipping rates have been recently decreasing, as the global economy recovers, rates may increase in the future because of declining global refrigerated cargo and container capacity or other market conditions. Furthermore, since our new shipping configuration will rely more on short-term charters, we may be more susceptible to these increases in the future than we have in the past.
Our operations and products are regulated in the areas of food safety and protection of human health and the environment.
Our worldwide operations and products are subject to inspections by environmental, food safety, health and customs authorities and to numerous governmental regulations, including those relating to the use and disposal of agrichemicals, the documentation of food shipments, the traceability of food products, and labeling of our products for consumers, all of which involve compliance costs. Changes in regulations or laws in the past have required, and in the future may require, operational modifications or capital improvements at various locations. For example, the United States has recently enacted a new food safety law, the Food Safety Modernization Act (the "Act"). Although we believe that our food safety standards exceed those prescribed by the Act, implementing regulations have not yet been issued and may require us to make changes to our processes and procedures that could require us to incur unanticipated costs. If violations occur, regulators can impose fines, penalties and other sanctions. In some circumstances, we may decide or be required to recall a product if we or regulators believe it poses a potential risk. For example, we had five separate occasions in 2012 where we voluntarily recalled certain lettuce products, as a precaution, although none of the recalls arose from or resulted in any food-borne disease outbreaks. Although we maintain insurance to cover certain recall losses, this insurance does not cover all events and, even when an event is covered, our retention or deductible may be significant. The costs of these modifications and improvements and of any fines, penalties and recalls could be substantial. Although we maintain and continue to invest in high food safety standards, no precaution can completely eliminate food safety risks from fresh produce.
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
The success of our business strategy depends on our continued ability to use our trademarks and related brands in order to increase awareness and further develop our products. Consumers and institutions associate the “Chiquita” and “Fresh Express” trademarks and related brands with high-quality and safe food products, as well as responsible business practices, which are an integral part of our business. If our efforts to protect our trademarks and related brands are not adequate, or if any third party infringes on or violates our intellectual property, either in print, on the Internet or through other media, the value of our trademarks, brands and other intellectual property may be harmed, which could have a material adverse effect on our products and our business. We have licensed the Chiquita brand to several third parties over whom we have limited control, and acts or omissions by these third parties can reflect on our products and our business. While we try to ensure that the quality of our brands is maintained by all of our licensees, we cannot be certain that these licensees will not take actions that adversely affect the value of our intellectual property or reputation. Furthermore, any events, rumors or negative publicity regarding the quality and safety of our food products or our business practices, even if baseless or as the result of actions of others in our industry, may adversely affect the value of our brand names and the demand for our products.
Labor issues can increase our costs or disrupt our operations; pressure to increase union representation could adversely affect our operations; and changes in immigration laws could impact the availability of produce purchased from third-party suppliers.
Most of our employees working in Central America are covered by labor contracts. Contracts covering approximately12,000 employees in Latin America will expire during 2013 and/or are currently under negotiation. Under applicable laws, employees are required to continue working under the terms of the expired contract. Approximately one-half of our Fresh Express employees, all of whom work in the United States, are covered by labor contracts. We cannot be sure that we will be able to successfully renegotiate our labor contracts on commercially reasonable terms as they expire or that we will be able to pass on any increased labor costs to our customers.
We are exposed to the risks of strikes or other labor-related actions in both our owned farms and those of independent growers or service providers supplying us. Labor stoppages and strikes may result in increased costs and, in the case of agricultural production, decreased crop quality. When prolonged strikes or other labor actions occur in agricultural production, growing crops may be significantly damaged or rendered un-harvestable as a result of the disruption of irrigation, disease and pest control and other agricultural practices. In addition, our non-union workforce, particularly in our salads and healthy snacks business in the U.S., has been subject to union organization efforts from time to time, and we could be subject to future unionization efforts. While we respect freedom of association, increased unionization of our workforce could lead to increases in our operating costs and/or constraints on our operating flexibility.
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
We have international operations in countries throughout the world, including in Central America, Europe, the Middle East and China. These activities are subject to risks inherent in operating in those countries, including government regulation, political and economic stability, currency restrictions, fluctuations and other restraints, import and export restrictions, burdensome taxes, risks of expropriation, threats to employees, political instability, terrorist activities, including extortion, and risks of U.S. and foreign governmental regulation and action in relation to these operations. Under certain circumstances, we (i) might need to curtail, cease or alter our activities in a particular region or country, (ii) might not be able to establish or expand operations in certain countries, and (iii) might be subject to fines or other penalties. For example, in 2012, increasing international sanctions against Iran made it difficult for importers to obtain U.S. dollars, euros or other suitable currencies in sufficient quantity on a regular basis. Over the course of 2012, our receivable balance with these customers has increased, and we established payment plans with each of these customers to reduce their balances. One significant customer has not met the terms of its payment plan, and as a result, we reserved $9 million of these receivables in 2012 representing balances in excess of related collateral. If we are able to collect any portion of this receivable, the reserve may be reversed as appropriate. There can be no assurance that we would not be required to establish additional reserves on other customer receivables in the Middle East. Also, in 2010, Iran suspended the issuance of import licenses for bananas; although the importers in Iran to whom we sell had sufficient licenses that our imports into Iran were not affected, this type of import and export control could significantly affect our ability to market bananas in, or export bananas from, certain countries. Our ability to sell our products to certain customers, countries or regions may be affected by U.S. or other applicable laws. For example, various trade sanctions against Iran and Syria require U.S. government authorization for sales there; notwithstanding the broad trade sanctions against these countries, under current U.S. law and licenses issued thereunder, we are authorized to sell food products to specific customers in these countries. We source bananas from the Philippines for sale in the Middle East under a long-term purchase contract with a former joint venture partner through 2016 with committed volumes. We continue to develop other markets for these bananas, such as Iraq, to diversify our risk in the region, but we cannot give assurances of our ability to do so.
As described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Operations - Banana Segment", included in Exhibit 13, free trade area agreements ("FTAs") between the EU and certain Latin American countries were initialed in June 2012, that require, among other things, the banana volumes assigned to relevant countries be administered through export licenses. The agreements are in various stages of ratification among the parties and are currently scheduled to be implemented in mid-2013 at the earliest. Implementation of an export license system in the 1990's (subsequently ruled illegal) significantly increased our logistics and other export costs. The approval procedures and banana implementing arrangements for these FTAs remained unsettled, and it is unclear when or whether these FTAs will be implemented and what, if any, effect they will have on our operations.
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
We reduce currency exchange risk from sales originating in currencies other than the U.S. dollar by exchanging local currencies for dollars promptly upon receipt. We may further reduce our currency exposure for these sales by purchasing hedging instruments to hedge the dollar value of our estimated euro net sales exposure up to 18 months into the future if we believe the cost-benefit is favorable. However, hedging activities cannot eliminate any long-term risk of currency exposure, and while we enter into hedging transactions only with highly-rated financial institutions, we cannot be sure that these institutions will be able to honor their contractual commitments if there were a major disruption in the financial markets.
We have a significant amount of goodwill and other intangible assets on our balance sheet; a substantial impairment of our goodwill or other intangible assets may adversely affect our financial statements.
At December 31, 2012, we had approximately $540 million of intangible assets, including goodwill of $18 million and trademarks of $39 million related to our salad operations, Fresh Express, and $388 million related to the Chiquita trademark. The value of these intangible assets depend on a variety of factors, including the success of our business, earnings growth and market conditions. Accounting standards require us to review goodwill and trademarks at least annually for impairment, and more frequently if impairment indicators are present. Based on the result of lower operating performance of retail value-added salad business, lower retail salad volumes, lower perceived valuation multiples in the packaged salad industry and continuing demand for private label versus branded products, we recorded a 2012 non-cash impairment charge to goodwill of $157 million and a non-cash impairment charge to the Fresh Express trademark of $23 million. We also have $96 million of other intangibles that are subject to impairment testing if circumstances indicate impairment. We cannot be sure that future reviews of our goodwill, trademarks and other intangible assets will not result in additional impairment charges.
Our level of indebtedness and the covenants in our debt agreements could adversely affect our ability to execute our growth strategy or to react to changes in our business, and we may be limited in our ability to use debt to fund future capital needs.
We had $652 million principal amount of debt outstanding at December 31, 2012 and, after giving effect to the refinancing described in “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital

Resources," included in Exhibit 13, we would have had $670 million principal amount of debt outstanding as of February 5, 2013. Most of our indebtedness is issued under debt agreements that (1) require continuing compliance with covenants and (2) limit our ability to borrow additional funds due to limits under these covenants. Our ability to comply with provisions under any of our debt agreements will be affected by our operating results and cash flow, which may be affected by events beyond our control.
If there were an event of default under one of our debt instruments and we were unable to obtain a waiver or amendment, or if we had a change of control, the holders of the affected debt, as well as other holders of debt and leases with cross-default provisions, could cause all amounts outstanding with respect to that debt to be due and payable immediately. Our assets or cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default, and there is no guarantee that we would be able to repay, refinance or restructure the payments on those debt securities, affected leases and other contracts.
Although the amounts are volatile, our operations generated positive cash flow in recent years. If our operating results and cash flow continue to decline for any reason, including those beyond our control, it might: (1) cause a default under our debt agreements; (2) increase our vulnerability to adverse economic or industry conditions; (3) limit our flexibility in planning for, or reacting to, changes in our business or industry; (4) further limit our ability to make strategic acquisitions and investments or to introduce related core products; (5) further limit our ability to make capital expenditures; and (6) place us at a competitive disadvantage relative to competitors that have less debt or greater financial resources.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
As of December 31, 2012, we owned more than 36,000 acres and leased approximately 21,000 acres of improved land, in our banana business, principally in Costa Rica, Panama, Honduras and Guatemala, primarily for the cultivation of bananas and support activities. We lease land on the Caribbean coast of Panama from the Republic of Panama. The initial 20-year lease term expires at the end of 2017 and has two consecutive 12-year extension periods. We can cancel the lease at any time with three years prior notice; the Republic of Panama has the right not to renew the lease at the end of the initial term or any extension period, provided that it gives four years prior notice. We also own warehouses, packing stations, irrigation systems and port loading and unloading facilities used in connection with our banana operations.
We charter cargo ships to serve our core ocean shipping needs that are refrigerated and/or containerized, highly-specialized in both size and technology for international trade in bananas and other refrigerated products. As of February 1, 2013, we have four ships leased through 2013 with the option for renewal of up to five years and eleven ships leased with contracts expiring April 2014. In addition to the arrangements described above, we charter cargo ships on a "spot" or short-term basis which account for approximately 7% of our total ocean shipping needs.
We also lease more than 13,000 containers and approximately 3,000 to 4,000 generator sets and chassis used for inland transportation of these containers. These leases range from 5-8 years and are used for both ocean and ground transportation of bananas, other produce and other cargo.
In our Salads and Healthy Snacks segment, we have seven processing/distribution plants located in California, Georgia, Illinois, Pennsylvania and Texas. We believe these facilities have capacity for planned growth over at least the next several years. We also have leases of farm land for growing lettuce located in Arizona and California. In June 2012, we entered into a 20-year lease agreement for a salad production and warehousing facility in the Midwest (Illinois) that will replace three existing facilities in the region. The lease agreement contains two 5-year extension periods. Though the construction costs are being financed by the lessor, we are acting as the construction agent and will be responsible for all construction activity during the construction period because of the specialized nature of the facility.
We lease the space for our new headquarters in Charlotte, North Carolina under a thirteen-year lease. Our subsidiaries in Europe and the United States also own and lease warehouses, ripening facilities, distribution facilities, office space and other properties in connection with their operations. We also own or lease several administrative facilities in Latin America.
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

CBL, our main operating subsidiary, directly or indirectly owns substantially all our business operations and assets, and directly or indirectly owns substantially all of our trademarks. Substantially all the domestic assets of CBII, CBL and their direct and indirect domestic subsidiaries, other than certain de minimis subsidiaries, have been pledged to secure our obligations under our new 7.875% Notes, our new ABL Facility and the related guarantees. The pledged assets include 100% of the stock of substantially all of CBII's and CBL's domestic subsidiaries and up to 65% of the stock of certain foreign subsidiaries. In addition, certain foreign subsidiaries of CBII may become borrowers under the new ABL Facility, certain foreign subsidiaries may guarantee those foreign borrowings and any such borrowings and guarantees will be secured by pledges of certain assets of the foreign borrowers and guarantors. See Note 10 to the Consolidated Financial Statements included in Exhibit 13 for a more complete description of the 7.875% Notes and the new ABL Facility.

ITEM 3.	LEGAL PROCEEDINGS
Information included in Note 19 to the Consolidated Financial Statements included in Exhibit 13, including the descriptions of the Colombia-Related Matters and the Italian Customs Matters, is incorporated herein by reference.
PERSONAL INJURY CASES
Over the last 20 years the company has been named - along with chemical manufacturers and other banana producing companies - as a defendant by thousands of plaintiffs alleging sterility and other injuries as a result of exposure to dibromochloropropane ("DBCP"), an agricultural chemical previously used in banana production. There currently are approximately 3,900 claims pending against Chiquita. In June 2012, nine lawsuits were filed on behalf of approximately 3,000 plaintiffs in Superior Court of Delaware, New Castle county. Only approximately 800 of the plaintiffs allege claims against Chiquita and of that group, approximately half previously filed lawsuits in Los Angeles County where Chiquita was dismissed without prejudice. Chiquita has filed motions to dismiss, which are pending. In August 2011, a suit was filed in California against Chiquita and other defendants on behalf of approximately 2,500 Philippine plaintiffs who claim they were injured by DBCP while working on banana plantations in the Philippines, and in February 2012 additional Philippine plaintiffs were joined, bringing the total to approximately 2,950. During the fourth quarter 2012, the Court dismissed the case based on the statute of limitations as to the co-defendants, and plaintiffs have appealed that ruling. The case has been stayed as to Chiquita pending resolution of that appeal. In May and June 2011, seven suits were filed against Chiquita and other defendants in the United States District Court for the Eastern District of Louisiana, on behalf of approximately 250 plaintiffs from Ecuador, Costa Rica and Panama who claim they were injured by DBCP while working on plantations in their countries. In September 2012, the federal court in Louisiana granted all defendants, including Chiquita summary judgment based on the statute of limitations. The plaintiffs have filed a notice of appeal in this matter. Approximately 260 claims from suits filed in 2004 and 2008 against Chiquita in Superior Court of California, Los Angeles County have been dismissed with leave to re-file in Costa Rica. In May 2012, approximately 475 Costa Rican plaintiffs whose claims were previously dismissed on grounds of forum nonconviens in the Superior Court of California, Los Angeles County refiled their claims in Costa Rica. For a number of reasons, including the following, the company does not believe that it will incur a material loss as a result of these claims: (i) the vast majority of these plaintiffs have come forward with no evidence of exposure at any facility owned or operated by Chiquita, (ii) the company used DBCP commercially only from 1973 to 1977 while it was registered for use by the U.S. Environmental Protection Agency ("EPA"), (iii) the company discontinued the use of DBCP two years before it was banned by the EPA, and (iv) the company previously settled DBCP claims with the great preponderance of workers whom it believed could have meritorious claims.
For more than 20 years, a number of claims have been filed against the company on behalf of merchant seamen or their personal representatives alleging injury or illness from exposure to asbestos while employed as seamen on company-owned ships at various times from the mid-1940s until the mid-1970s. The claims are based on allegations of negligence and unseaworthiness. In these cases, the company is typically one of many defendants, including manufacturers and suppliers of products containing asbestos, as well as other ship owners. Seven of these cases are pending in state courts in various stages of activity. Over the past fourteen years, 26 state court cases have been settled and 45 state court cases have been resolved without any payment. In addition to the state court cases, there are federal court cases (known as the "MARDOC" cases), which are managed under the supervision of the U.S. District Court for the Eastern District of Pennsylvania. A total of approximately 5,500 MARDOC cases have been brought against the company, approximately 4,900 have been dismissed; 46 of these cases had earlier been re-activated against the company, of which 35 cases were dismissed without any settlement payment. The court has been issuing scheduling orders in connection with the company's remaining approximately 600 MARDOC cases, approximately 5% of which are expected to be dismissed without payment during 2013. As a matter of law, punitive damages are not recoverable in seamen's asbestos cases. Although the company has little factual information with which to evaluate these maritime asbestos claims, management does not believe, based on information currently available to it and advice of counsel, that these claims will, individually or in the aggregate, have a material adverse effect on the consolidated financial statements of the company.

A number of other legal actions are pending against the company. Based on information currently available to the company and on advice of counsel, management does not believe these other legal actions will, individually or in the aggregate, have a material adverse effect on the consolidated financial statements of the company.
Regardless of the outcomes, the company has paid, and will likely continue to incur, significant legal and other fees to defend itself in the proceedings described in Note 19 to the Consolidated Financial Statements included in Exhibit 13, and incorporated herein by reference under Colombia Related Matters, where unfavorable outcomes could be material to our results of operations or financial position.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES
As of March 13, 2013, there were 1,492 common shareholders of record. Our common stock is traded on the New York Stock Exchange. Information concerning restrictions on our ability to declare and pay dividends on the common stock, the amount of common stock dividends declared, and price information for the common stock is contained in Notes 10, 17 and 21, respectively, to the Consolidated Financial Statements included in Exhibit 13. This information is incorporated herein by reference.

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
This information is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Management – Financial Instruments" included in Exhibit 13 and is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements of Chiquita Brands International, Inc., included in Exhibit 13 and including Quarterly Financial Data in Note 21 to the Consolidated Financial Statements, are incorporated herein by reference. The Danone JV's Financial Statements as of and for the years ended December 31, 2012 and 2011, which will be filed no later than 180 days after December 31, 2012, are hereby incorporated by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") is (a) accumulated and communicated to our management to allow timely decisions regarding required disclosure and (b) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As of December 31, 2012, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of that date.
Management's report on internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rule 13a-15(f). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework. As a result of this assessment, our management has concluded that, as of December 31, 2012, our internal control over financial reporting was effective based on the criteria in Internal Control – Integrated Framework. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Please see Management's Responsibility For Financial Reporting in Exhibit 13.
Changes in internal control over financial reporting
We also maintain a system of internal accounting controls, which includes internal control over financial reporting, that is designed to provide reasonable assurance that our financial records can be relied upon for preparation of our consolidated financial statements in accordance with generally accepted accounting principles in the United States and that our assets are safeguarded against loss from unauthorized use or disposition. Based on an evaluation by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, during the quarter ended December 31, 2012, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Report of independent registered public accounting firm
The Audit Committee of our Board of Directors engaged PricewaterhouseCoopers LLP, an independent registered public accounting firm, to audit our 2012 financial statements and our internal control over financial reporting and to express opinions thereon. The scope of the audits is set by PricewaterhouseCoopers following review and discussion with the Audit Committee. PricewaterhouseCoopers has full and free access to all of our records and personnel in conducting its audits. Representatives of PricewaterhouseCoopers meet regularly with the Audit Committee, with and without members of our management present, to discuss their audit work and any other matters they believe should be brought to the attention of the Audit Committee. PricewaterhouseCoopers has issued opinions on our 2012 consolidated financial statements and the effectiveness of our internal control over financial reporting. Their report is included in the Consolidated Financial Statements included in Exhibit 13.

ITEM 9B.	OTHER INFORMATION
From time to time executive officers may adopt, extend or replace written stock trading plans ("10b5-1 Plans") in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Company directors and officers entering into or modifying 10b5-1 Plans must comply with the company's written guidelines for these plans, which require, among other things, that plans be entered into during an open trading window period and that the first trades under the plan (or following any modification of a plan) not occur prior to the next open trading window period. Company approval is required for any termination or modifications of an existing 10b5-1 Plan.
Some executive officers enter into 10b5-1 Plans for the purpose of selling shares in an amount corresponding to a portion of taxes due upon vesting of restricted stock unit awards. In accordance with the terms of the company's Stock and Incentive Plan, participants may elect to surrender to the company a portion of the shares they would otherwise be entitled to receive upon vesting of a restricted stock unit award to cover tax withholding due upon vesting. Because tax laws and accounting rules limit the amount which can be withheld upon vesting to cover applicable taxes, these 10b5-1 Plans provide for the sale of an incremental amount of shares corresponding to the amount of taxes that are expected to be due in excess of the required statutory minimum tax withholding. The sales under the 10b5-1 Plans will occur on the vesting dates of the awards, except that, in accordance with the company's 10b5-1 Plan guidelines, for shares vesting before the beginning of the company's next window period following adoption of a 10b5-1 Plan, (in which case the corresponding sales will not occur until the opening of the next window period, three business days after release of the company's next quarterly financial results).
Shares sold pursuant to any 10b5-1 Plans will be disclosed publicly as required through Form 4 filings and, if applicable, Form 144 filings.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except for the information relating to our executive officers below, which is as of March 13, 2013, the information required by this Item 10 is incorporated herein by reference from the applicable information set forth in "Election of Directors," "Information About the Board of Directors and Its Committees" and "Security Ownership of Directors and Executive Officers – Section 16(a) Beneficial Ownership Reporting Compliance" which will be included in our definitive Proxy Statement to be filed with the SEC in connection with our 2013 Annual Meeting of Shareholders, and "Item 1 – Business – Additional Information."
Executive Officers of the Registrant
Edward F. Lonergan (age 53) has been our President and Chief Executive Officer since October 2012. Prior to joining the company from February 2006 to October 2011, Mr. Lonergan was President, Chief Executive Officer and Executive Director of Diversey, Inc., a global provider of sustainable cleaning, sanitation and hygiene solutions. From May 2002 to December 2005, Mr. Lonergan served as President of the European region for The Gillette Company, a consumer products company, prior to its acquisition by The Procter & Gamble Company in 2005. Prior to joining Gillette, Mr. Lonergan spent more than 20 years at The Procter & Gamble Company, a manufacturer and distributor of consumer products, in various capacities including a variety of leadership positions both domestically and internationally.
Kevin R. Holland (age 51) has been our Senior Vice President and Chief People Officer since October 2007. From October 2005 to October 2007, Mr. Holland served as our Senior Vice President, Human Resources. Prior to joining us, he served as Chief People Officer of Coors Brewing Company, the primary U.S. operating subsidiary of Molson Coors Brewing Co., from 2003 to June 2005.
Brian W. Kocher (age 43) has been our Chief Financial Officer since February 2012. In December 2012, we announced that Mr. Kocher would be named to the position of Chief Operating Officer effective upon our appointment of a new Chief Financial Officer. He served as our President, Europe and Middle East from January 2011 to February 2012 and as our President, North America from October 2007 to December 2010. Mr. Kocher served as our Chief Accounting Officer from April 2005 to February 2008 and as our Vice President and Controller from April 2005 to October 2007. Prior to joining us, Mr. Kocher worked in senior sales and accounting roles for more than 10 years at several companies, including Hill-Rom, Inc., which, at the time was a subsidiary of Hillenbrand Industries, Inc. and General Electric Capital Corp., a subsidiary of General Electric Company.
D. Deverl Maserang II (age 49) has been our Senior Vice President, Value Chain since October 2012. He served as Senior Vice President, Product Supply Organization from February 2012 to October 2012 and as Vice President, North America Product Supply from July 2011 to February 2012. From 2003 to July 2011 Mr. Maserang served as our Vice President Supply Chain Strategy & North America Logistics. Prior to joining us, he worked in senior product supply roles at several companies for more than 16 years.
Manuel Rodriguez (age 63) has been our Senior Vice President, Government and International Affairs and Corporate Responsibility Officer since March 2005. He has served us in various legal, government affairs and labor relations capacities since 1980.
James E. Thompson (age 52) has been our Senior Vice President, General Counsel and Secretary since July 2006. He served as Senior Vice President and Chief Compliance Officer from April to June 2006 and continued to serve as Chief Compliance Officer from July 2006 to March 2007; he also served as the company's Acting Chief Compliance Officer from April 2010 to January 2011. From 2002 to April 2006, Mr. Thompson was Group Vice President, General Counsel and Secretary at McLeodUSA, Inc., a telecommunications service provider.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated herein by reference from the applicable information set forth in "Information About the Board of Directors and Its Committees," "Compensation of Executive Officers" and "Compensation of Directors" which will be included in Chiquita's definitive Proxy Statement to be filed with the SEC in connection with the 2013 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated herein by reference from the applicable information set forth in "Security Ownership of Chiquita's Principal Shareholders," "Security Ownership of Directors and Executive Officers" and "Equity Compensation Plan Information" which will be included in Chiquita's definitive Proxy Statement to be filed with the SEC in connection with the 2013 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE
The information required by this Item 13 is incorporated herein by reference, if any, from the applicable information set forth in "Other Information – Related Person Transactions" and "Information About the Board of Directors and Its Committees" which will be included in Chiquita's definitive Proxy Statement to be filed with the SEC in connection with the 2013 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is incorporated herein by reference from the applicable information set forth in "Other Information – Chiquita’s Independent Registered Public Accounting Firm" which will be included in Chiquita's definitive Proxy Statement to be filed with the SEC in connection with the 2013 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	1. Financial Statements. The following Consolidated Financial Statements of the company and accompanying Report of Independent Registered Public Accounting Firm are included in Exhibit 13:
2. Financial Statement Schedules. Financial Statement Schedules I—Condensed Financial Information of Registrant and II—Consolidated Allowance for Doubtful Accounts Receivable and Consolidated Change in Tax Valuation Allowance are included on page 31 of this Annual Report on Form 10-K. All other schedules are not required under the related instructions or are not applicable. The report of the independent registered public accounting firm on these financial statement schedules for the years ended 2012, 2011 and 2010 is included on page 24 and the respective consent is attached as Exhibit 23.1. The Danone JV's Financial Statements as of and for the years ended December 31, 2012 and 2011, which will be filed no later than 180 days after December 31, 2012, are hereby incorporated by reference.
3. Exhibits. See Index of Exhibits (pages 32 through 35) for a listing of all exhibits to this Annual Report on Form 10-K.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 2013.

CHIQUITA BRANDS INTERNATIONAL, INC.

By	/s/ Edward F. Lonergan
Edward F. Lonergan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below as of March 18, 2013:

/s/Edward F. Lonergan	President and Chief Executive Officer and Director
Edward F. Lonergan	(Principal Executive Officer)

Kerrii B. Anderson*	Chairwoman of the Board
Kerrii B. Anderson

Howard W. Barker*	Director
Howard W. Barker, Jr.

William H. Camp*	Director
William H. Camp

Dr. Clare M. Hasler-Lewis*	Director
Dr. Clare M. Hasler-Lewis

Jaime Serra*	Director
Jaime Serra

Jeffrey N. Simmons*	Director
Jeffrey N. Simmons

Steven P. Stanbrook*	Director
Steven P. Stanbrook

Ronald V. Waters III*	Director
Ronald V. Waters III

/s/ Brian W. Kocher	Senior Vice President and Chief Financial Officer
Brian W. Kocher	(Principal Financial Officer)

/s/ Joseph B. Johnson	Vice President, Controller and Chief Accounting
Joseph B. Johnson	Officer (Principal Accounting Officer)

* By	/s/ Joseph B. Johnson
Attorney-in-Fact**

**	By authority of powers of attorney filed with this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedules
To the Board of Directors of
Chiquita Brands International, Inc.:
Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated March 18, 2013 appearing in the 2012 Annual Report to Shareholders of Chiquita Brands International, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 18, 2013

CHIQUITA BRANDS INTERNATIONAL, INC. – PARENT COMPANY ONLY
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheets

	December 31,
(In thousands)	2012	2011
ASSETS
Current assets:
Cash and equivalents	$2,601	$—
Other receivables	359	—
Other current assets	628	266
Total current assets	3,588	266
Investments in and accounts with subsidiaries	647,471	1,071,132
Other assets	18,919	23,332
Total assets	$669,978	$1,094,730
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt due within one year	$—	$—
Accounts payable and accrued liabilities	15,363	15,354
Total current liabilities	15,363	15,354
Long-term debt:
7½% Senior Notes, due 2014	106,438	106,438
4.25% Convertible Notes, due 2016	153,082	143,367
Other liabilities	24,693	29,501
Total liabilities	299,576	294,660
Commitments and contingencies	—	—
Shareholders' equity	370,402	800,070
Total liabilities and shareholders' equity	$669,978	$1,094,730

CHIQUITA BRANDS INTERNATIONAL, INC. – PARENT COMPANY ONLY
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Statements of Operations

(In thousands)	2012	2011	2010
Net sales	$—	$—	$—
Cost of Sales	(521)	—	—
Selling, general and administrative[1]	(52,400)	(47,529)	(53,363)
Equity in earnings (losses) of subsidiaries	(220,010)	(63,937)	163,413
Operating income (loss)	(272,931)	(111,466)	110,050
Interest expense	(27,167)	(39,702)	(43,010)
Interest expense to subsidiary	—	(8,917)	(11,030)
Dividend income from subsidiary	—	144,136	—
Other income (expense), net	320	(9,415)	(255)
Income (loss) before income taxes	(299,778)	(25,364)	55,755
Income tax (expense) benefit	(105,239)	82,200	1,600
Net income (loss)	$(405,017)	$56,836	$57,355
1    Reclassifications were made for comparative purposes.

Condensed Statements of Comprehensive Income

(In thousands)	2012	2011	2010
Net income (loss)	$(405,017)	$56,836	$57,355
Other comprehensive income (loss), net of tax where applicable:
Change in fair value of available-for-sale investment	1,222	(224)	(126)
Other comprehensive income (loss) of investments in and accounts with subsidiaries	(33,437)	(8,526)	17,425
Comprehensive income (loss)	$(437,232)	$48,086	$74,654

Condensed Statements of Cash Flow

(In thousands)	2012	2011	2010
Cash flow from operations	$—	$—	$—
Available for sale investments sold	2,601	—	—
Cash flow from investing	2,601	—	—
Cash flow from financing	—	—	—
Change in cash and equivalents	2,601	—	—
Balance at beginning of period	—	—	—
Balance at end of period	$2,601	$—	$—

CHIQUITA BRANDS INTERNATIONAL, INC. – PARENT COMPANY ONLY
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Notes to Condensed Financial Information of Registrant

1.
Generally, all cash is owned and managed by Chiquita Brands L.L.C. ("CBL"), the main operating subsidiary of the company, acting as agent for Chiquita Brands International, Inc. ("CBII"). In the fourth quarter of 2012, CBII established a bank account to facilitate selling an available for sale investment. The investment was sold in December 2012 and January 2013, after which the cash resulting from the sale was transferred to CBL and the bank account was closed.

2.	For purposes of these condensed financial statements, CBII's investments in its subsidiaries are accounted for by the equity method.

3.
In September 2006, the board of directors suspended the payment of dividends on CBII's common stock. Any future payments of such dividends would require approval of the board of directors. Many of the company's debt instruments, including the 7.875% Notes and the ABL Facility, which are described in Note 6 and 7 below, impose limitations on CBII's ability to pay dividends on its common stock.

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
Beginning February 19, 2014, CBII may call the Convertible Notes for redemption under certain circumstances relating to CBII's common stock trading price.
The company's Convertible Notes are required to be accounted for in two components: (i) a debt component included in "Long-term debt" recorded at the estimated fair value upon issuance of a similar debt instrument without the debt-for-equity conversion feature; and (ii) an equity component included in "Shareholders' equity" representing the estimated fair value of the conversion feature at the date of issuance. This separation results in the debt being carried at a discount compared to the principal. This discount is then accreted to the carrying value of the debt component using the effective interest rate method over the expected life of the Convertible Notes (through the maturity date). The effective interest rate on the debt component for each of the years ended December 31, 2012, 2011 and 2010 was 12.50%.

Debt and equity components of the Convertible Notes are as follows:

	December 31,
(In thousands)	2012	2011
Principal amount of debt component[1]	$200,000	$200,000
Unamortized discount	(46,918)	(56,633)
Net carrying amount of debt component	$153,082	$143,367

Equity component	$84,904	$84,904
Issuance costs and income taxes	(3,210)	(3,210)
Equity component, net of issuance costs and income taxes	$81,694	$81,694

[1]
As of December 31, 2012 and 2011, the Convertible Notes' "if-converted" value did not exceed their principal amount because the company's common stock price was below the conversion price of the Convertible Notes.

Interest expense related to the Convertible Notes was as follows:

	December 31,
(In thousands)	2012	2011	2010
4.25% coupon interest	$8,500	$8,500	$8,500
Amortization of deferred financing fees	469	469	469
Amortization of discount on the debt component	9,715	8,606	7,623
	$18,684	$17,575	$16,592

5.
In 2011, and in conjunction with entering into CBL's Credit Facility, CBII's 8 7/8% Senior Notes due in 2015 were retired through the purchase of $133 million in a tender offer at 103.333% of their par value and the call of the remaining $44 million for redemption at 102.958% of their par value. In December 2011, $50 million of its 7½% Senior Notes due 2014 were redeemed at the price of 101.250% of their par value (plus interest to the redemption date). (see Note 10 to the Consolidated Financial Statements included in Exhibit 13). These repurchased Senior Notes were held by CBL as permitted investments under the terms of its senior secured credit facility until 2011 when the repurchased Senior Notes were retired. Prior to 2011, the repurchased Senior Notes were included on the Condensed Balance Sheets as "Long-term debt due to subsidiary" with the related interest expense paid or due to CBL on the Condensed Statements of Operations as "Interest expense to subsidiary." These amounts are eliminated in consolidation in the Consolidated Financial Statements included in Exhibit 13. Amounts previously held by CBL, premiums and fees paid by CBL to retire the 8 7/8% Senior Notes and a portion of the 7½% Senior Notes were received by CBII as a dividend from CBL, which was permitted by CBL's senior secured credit facility and was not considered to be a fixed charge under CBL's financial maintenance covenants under that senior secured credit facility.

6.
On February 5, 2013, CBII and CBL completed the offering of $425 million of 7.875% senior secured notes due 2021 (the "7.875% Notes"). The 7.875% Notes will bear interest of 7.875% per year (payable semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1, 2013), and will mature on February 1, 2021. The notes were issued at a discount, 99.274% of par, resulting in an effective interest rate of 8.0% .

On or before February 1, 2016, CBII and CBL may redeem on one or more occasions up to 35% of the aggregate principal amount of the 7.875% Notes with cash proceeds from certain equity sales at a redemption price of 107.875% of the principal amount plus accrued interest, provided that at least 65% of the original aggregate principal amount of the 7.875% Notes remains outstanding after each such redemption. Also, on or before February 5, 2016, CBII and CBL may redeem a portion of the 7.875% Notes at a redemption price of 103% of the principal amount plus accrued interest, provided that no more $42.5 million aggregate principal amount may be redeemed each year. CBII and CBL may also redeem the 7.875% Notes as described below:

If redeemed during the 12-month period commencing February 1	Redemption Price
2016	105.906%
2017	103.938%
2018	101.969%
2019 and thereafter	100.000%
Upon a change of control of CBII, CBII and CBL will be required to make an offer to purchase the notes at 101% of their principal amount, plus accrued interest.

The 7.875% Notes are guaranteed on a senior secured basis by all of CBII and CBL's existing direct and indirect subsidiaries, other than de minimis subsidiaries, and will be guaranteed by certain future direct and indirect domestic subsidiaries. The 7.875% Notes are secured, subject to certain exceptions and permitted liens, by first- or second- priority liens on substantially all the domestic assets of CBII, CBL and the guarantors. See Note 13 to the Consolidated Financial Statements in Exhibit 13.

7.
CBII and CBL also entered into a 5-year secured asset-based lending facility (the "ABL Facility"), concurrently with the closing of the 7.875% Notes offering. The ABL Facility has a maximum borrowing capacity of $200 million subject to a borrowing base calculation based on specified advance rates against the value of domestic receivables, certain inventory and certain domestic machinery and equipment, with the potential for additional advances against foreign receivables. The ABL Facility also includes a $7.5 million term loan (the "ABL Term Loan"), which requires approximately $2 million in annual repayments commencing April 1, 2013. The initial borrowing capacity of the ABL Facility was $112 million, including $22 in the Fixed Asset Sub-Line. The initial borrowings under the ABL Facility were $37 million with additional capacity used to support $21 million in letters of credit, leaving $54 million of availability at the time CBII and CBL entered into the facility.

The ABL Facility matures on the earlier of February 5, 2018 and 60 days prior to the maturity of the Convertible Senior Notes due 2016, unless they have been refinanced.
The ABL Facility contains a fixed charge coverage ratio covenant which only becomes applicable when excess availability (as defined under such facility) is less than 10% of the maximum stated revolver amount thereunder. The new ABL Facility also contains a covenant requiring CBII and its subsidiaries to maintain substantially all its cash in accounts that are subject to the control of the collateral agent under the ABL Facility which only becomes applicable when (a) an event of default under the facility occurs and is continuing or (b) excess availability (as defined under such facility) is less than 12.5% of the maximum stated revolver amount thereunder. The facility also contains other customary affirmative and negative covenants.

CHIQUITA BRANDS INTERNATIONAL, INC.
SCHEDULE II – CONSOLIDATED ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

(In thousands)	2012	2011	2010
Balance at beginning of period	$6,405	$9,497	$9,619
Additions:
Charged to costs and expenses	14,041	2,877	2,161
	14,041	2,877	2,161
Deductions:
Write-offs	1,736	5,102	1,651
Foreign exchange and other, net	(318)	867	632
	1,418	5,969	2,283
Balance at end of period	$19,028	$6,405	$9,497

SCHEDULE II – CONSOLIDATED CHANGE IN TAX VALUATION ALLOWANCE

(In thousands)	2012	2011	2010
Balance at beginning of period	$104,276	$202,943	$244,915
Additions:
U.S. net deferred tax assets	41,052	—	—
Valuation allowance	88,554	—	—
Foreign net deferred tax assets	14,937	1,031	—
Prior year U.S. NOL adjustments	387	773	558
	144,930	1,804	558
Deductions:
U.S. net deferred tax assets	—	5,368	13,876
Valuation allowance release	—	86,980	—
Foreign net deferred tax assets	—	—	18,529
Prior year foreign NOL adjustments	2,781	8,123	10,125
	2,781	100,471	42,530
Balance at end of period	$246,425	$104,276	$202,943

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

*4.1
Indenture, dated as of September 28, 2004, between Chiquita Brands International, Inc. and LaSalle Bank National Association, as trustee, relating to $250 million aggregate principal amount of 7 ½% Senior Notes due 2014. (Exhibit 4.1 to Current Report on Form 8-K filed September 30, 2004)

*4.2
First Supplemental Indenture, dated as of February 4, 2008, between Chiquita Brands International, Inc. and LaSalle Bank National Association, as trustee, relating to $250 million aggregate principal amount of 7½% Senior Notes due 2014. (Exhibit 4.1 to Current Report on Form 8-K filed February 12, 2008)

*4.3
Instrument of Resignation, Appointment and Acceptance, dated as of January 20, 2009, between Chiquita Brands International, Inc., Bank of America, N.A., as successor by merger to LaSalle Bank National Association, and Wells Fargo Bank, National Association, relating to $250 million aggregate principal amount of 7½% Senior Notes due 2014. (Exhibit 4.6 to Annual Report on Form 10-K for the year ended December 31, 2008)

*4.4
Indenture, dated as of February 1, 2008, between Chiquita Brands International, Inc. and LaSalle Bank National Association, as trustee, relating to $200 million aggregate principal amount of 4.25% Convertible Senior Notes due 2016. (Form of indenture filed as Exhibit 4.1 to Registration Statement on Form S-3 filed March 8, 2005)

*4.5
First Supplemental Indenture, dated as of February 12, 2008, between Chiquita Brands International, Inc. and LaSalle Bank National Association, as trustee, containing the terms of $200 million aggregate principal amount of 4.25% Convertible Senior Notes due 2016. (Exhibit 4.2 to Current Report on Form 8-K filed February 12, 2008)

*4.6
Instrument of Resignation, Appointment and Acceptance, dated as of January 20, 2009, between Chiquita Brands International, Inc., Bank of America, N.A., as successor by merger to LaSalle Bank National Association, and Wells Fargo Bank, National Association, relating to $200 million aggregate principal amount of 4.25% Convertible Senior Notes due 2016. (Exhibit 4.11 to Annual Report on Form 10-K for the year ended December 31, 2008)

*4.7
Indenture dated as of February 5, 2013 among Chiquita Brands International, Inc., Chiquita Brands L.L.C. and Wells Fargo Bank, National Association, as trustee, relating to $425,000,000 aggregate principal amount of 7.875% Senior Secured Notes due 2021. (Exhibit 4.1 to Current Report on Form 8-K filed February 8, 2013)

*4.8
Registration Rights Agreement by and among Chiquita Brands International, Inc., Chiquita Brands L.L.C. and Merrill Lynch, Pierce, Fenner & Smith Incorporated dated as of February 5, 2013 relating to the 7.875% Senior Secured Notes due 2021. (Exhibit 4.2 to Current Report on Form 8-K filed February 8, 2013)

Exhibit Number	Description
*10.1
Amended and Restated Credit Agreement dated as of July 26, 2011, among Chiquita Brands International, Inc., Chiquita Brands L.L.C., certain financial institutions as lenders, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland," New York Branch, as administrative agent, letter of credit issuer, swing line lender, lead arranger and bookrunner, conformed to include amendments included in First Amendment to the Amended and Restated Credit Agreement and Consent entered into as of October 5, 2011. (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

*10.2
Second Amendment, entered into as of June 26, 2012 to Amended and Restated Credit Agreement and Consent, among Chiquita Brands, L.L.C., Chiquita Brands International, Inc., certain financial institutions as lenders, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland," New York Branch, as administrative agent. (Exhibit 10.1 to Current Report on Form 8-K filed June 26, 2012)

*10.3
Credit Agreement entered into as of February 5, 2013 by and among Chiquita Brands International, Inc., Chiquita Brands L.L.C. and other direct and indirect subsidiaries and certain financial institutions as lenders, and Wells Fargo Bank, National Association as Administrative Agent. (Exhibit 10.1 to Current Report on Form 8-K filed February 8, 2013)

Executive Compensation Plans and Agreements

+10.4	Chiquita Brands International, Inc. Capital Accumulation Plan, conformed to include amendments through January 1, 2013.

*10.5
Guaranty, dated March 12, 2001, by Chiquita Brands, Inc. (n/k/a Chiquita Brands L.L.C.) of obligations of Chiquita Brands International, Inc., under its Capital Accumulation Plan. (Exhibit 10-I to Annual Report on Form 10-K for the year ended December 31, 2000)

*10.6	Amended and Restated Directors Deferred Compensation Program, conformed to include amendments through July 8, 2008. (Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

*10.7	Executive Officer Severance Pay Plan, conformed to include amendments through January 30, 2012. (Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 2011)

*10.8	Form of Change in Control Severance Agreement being used on and after August 22, 2011. (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

*10.9
Chiquita Brands International, Inc. Chiquita Stock and Incentive Plan, conformed to include amendments through March 31, 2010. (Appendix A to Proxy Statement filed as part of Schedule 14A on April 13, 2010)

*+10.10	Long-Term Incentive Program 2011-2013 Terms (Exhibit 10.22 to Annual Report on Form 10-K for the year ended December 31, 2010)

*+10.11	Long-Term Incentive Program 2012-2014 Terms (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

*10.12	Form of Stock Option Agreement with non-management directors of the company (Exhibit 10-p to Annual Report on Form 10-K for the year ended December 31, 2002)

*10.13	Form of Restricted Share Agreement with non-management directors (Exhibit 10-u to Annual Report on Form 10-K for the year ended December 31, 2002)

*10.14	Form of Stock Option Agreement for employees, including executive officers (Exhibit 10-r to Annual Report on Form 10-K for the year ended December 31, 2002)

Exhibit Number	Description
*10.15
Form of Restricted Stock Award and Agreement for employees, including executive officers, approved on July 6, 2006, applicable to grantees who may attain “Retirement” prior to issuance of the shares. (Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

*10.16
Form of Restricted Stock Award and Agreement for employees, including executive officers, approved on July 6, 2006, applicable to grantees who will not attain “Retirement” prior to issuance of the shares. (Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

*10.17
Form of Amendment to Restricted Stock Award and Agreement with non-management directors which is compliant with IRC§409A. (Exhibit 10.10 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

*10.18
Form of Restricted Stock Award and Agreement with non-management directors approved on July 15, 2009 used after July 15, 2009. (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

*+10.19
Form of Restricted Stock Award and Agreement for employees, including executive officers, approved on July 15, 2009, applicable to grantees who may attain “Retirement” prior to issuance of the shares. (Exhibit 10.10 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

*+10.20
Form of Restricted Stock Award and Agreement for employees, including executive officers, approved on July 15, 2009, applicable to grantees who will not attain “Retirement” prior to issuance of the shares. (Exhibit 10.11 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

*10.21
Form of Restricted Stock Award and Agreement for employees, including executive officers, approved on February 14, 2011, applicable to grantees who may attain “Retirement” prior to issuance of the shares. (Exhibit 10.37 to Annual Report on Form 10-K for the year ended December 31, 2010)

*10.22
Form of Restricted Stock Award and Agreement for employees, including executive officers, approved on February 14, 2011, applicable to grantees who will not attain “Retirement” prior to issuance of the shares. (Exhibit 10.38 to Annual Report on Form 10-K for the year ended December 31, 2010)

*10.23	Transition Agreement dated October 4, 2012 between Fernando Aguirre and Chiquita Brands International, Inc. (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)

*10.24
Employment Agreement entered into October 1, 2012 between Chiquita Brands International, Inc. and Edward F. Lonergan. (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)

*10.25
Restricted Stock Unit Award Agreement from Chiquita Brands International, Inc. to Edward F. Lonergan, dated October 8, 2012, with respect to an aggregate 231,065 shares of Common Stock. (Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)

*10.26
Stock Option Award Agreement from Chiquita Brands International, Inc. to Edward F. Lonergan, dated October 8, 2012, with respect to an aggregate 1,440,062 shares of Common Stock. (Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)

*10.27	Separation Agreement effective May 31, 2012 between Waheed Zaman and Chiquita Brands International, Inc. (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

10.28	Separation Agreement dated December 11, 2012 between Joseph M. Huston and Chiquita Brands International, Inc.

13
Chiquita Brands International, Inc. consolidated financial statements, management's discussion and analysis of financial condition and results of operations, and selected financial data to be included in its 2012 Annual Report to Shareholders.

Exhibit Number	Description
21	Chiquita Brands International, Inc. Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24	Powers of Attorney

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

*	Incorporated by reference.

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