Form 10-Q
period 2013-03-31
CHIQUITA BRANDS INTERNATIONAL INC
filed 2013-05-10
CIK 101063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 3, 2013, there were 46,461,743 shares of Common Stock outstanding.

Chiquita Brands International, Inc.

PART I – Financial Information
Item 1 – Financial Statements
Chiquita Brands International, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Quarter ended March 31,
(In thousands, except share data)	2013	2012
Net sales	$774,252	$793,484
Cost of sales	679,151	704,971
Selling, general and administrative	53,777	67,809
Depreciation	13,627	13,224
Amortization	2,342	2,348
Equity in losses of investees	—	1,703
Restructuring and relocation costs	217	3,863
Operating income (loss)	25,138	(434)
Interest income	732	899
Interest expense	(14,564)	(10,507)
Loss on debt extinguishment	(6,275)	—
Other income, net	555	—
Income (loss) before income taxes	5,586	(10,042)
Income tax expense	(3,209)	(1,100)
Net income (loss)	$2,377	$(11,142)

Earnings (loss) per common share – basic	$0.05	$(0.24)
Earnings (loss) per common share – diluted	$0.05	$(0.24)
See Notes to Condensed Consolidated Financial Statements.

Chiquita Brands International, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Quarter ended March 31,
(In thousands)	2013	2012

Net income (loss)	$2,377	$(11,142)
Other comprehensive income (loss), net of tax where applicable:
Unrealized foreign currency translation gains (losses)	389	(137)

Change in fair value of available-for-sale investment	157	490
Realized gains of available-for-sale investment reclassified into Other income (expense), net	(561)	—
Net other comprehensive income (loss) related to available-for-sale investment	(404)	490

Unrealized gains on derivatives for the period	9,062	17,789
Derivative (gains) losses reclassified into Net sales	8,632	(4,381)
Derivative (gains) reclassified into Cost of sales	(2,839)	(5,514)
Net other comprehensive income related to derivatives	14,855	7,894

Actuarial gains (losses) for the period, net of $145 and $281, respectively, of income tax benefit	(1,421)	392
Pension cost amortization	338	265
Net other comprehensive income (loss) related to defined benefit pension and severance plans	(1,083)	657
	13,757	8,904
Comprehensive income (loss)	$16,134	$(2,238)
See Notes to Condensed Consolidated Financial Statements.

Chiquita Brands International, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)	March 31, 2013	December 31, 2012	March 31, 2012
ASSETS
Current assets:
Cash and equivalents	$51,648	$51,026	$40,788
Trade receivables, less allowances of $18,908, $19,028 and $6,687, respectively	307,745	285,151	320,504
Other receivables, net	65,538	65,109	68,821
Inventories	216,112	220,041	231,115
Prepaid expenses	47,298	40,814	50,069
Other current assets	19,867	18,335	45,279
Total current assets	708,208	680,476	756,576
Property, plant and equipment, net	396,851	395,299	367,511
Investments and other assets, net	91,901	81,528	127,688
Trademarks	426,085	426,085	449,085
Goodwill	18,095	18,095	176,884
Other intangible assets, net	93,937	96,279	103,342
Total assets	$1,735,077	$1,697,762	$1,981,086
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,755	$65,008	$16,730
Accounts payable	291,877	274,624	280,828
Accrued liabilities	125,961	140,700	126,414
Total current liabilities	419,593	480,332	423,972
Long-term debt, net of current portion	611,678	540,517	553,825
Accrued pension and other employee benefits	77,396	75,144	77,987
Deferred gain – sale of shipping fleet	16,889	20,204	28,842
Deferred tax liabilities	112,666	111,628	41,007
Other liabilities	108,695	99,535	55,094
Total liabilities	1,346,917	1,327,360	1,180,727
Commitments and contingencies	—	—	—
Shareholders' equity:
Common stock, $.01 par value (46,461,504, 46,317,433 and 45,932,034 shares outstanding, respectively)	465	463	459
Capital surplus	836,182	834,560	829,527
Accumulated deficit	(421,719)	(424,096)	(30,221)
Accumulated other comprehensive income (loss)	(26,768)	(40,525)	594
Total shareholders' equity	388,160	370,402	800,359
Total liabilities and shareholders' equity	$1,735,077	$1,697,762	$1,981,086
See Notes to Condensed Consolidated Financial Statements.

Chiquita Brands International, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	Quarter ended March 31,
(In thousands)	2013	2012
Cash provided (used) by:
OPERATIONS
Net income (loss)	$2,377	$(11,142)
Depreciation and amortization	15,969	15,572
Loss on debt extinguishment	6,275	—
Deferred income taxes	509	(1,881)
Amortization of discount on Convertible Notes	2,619	2,320
Equity in losses of investees	—	1,703
Amortization of gain on sale of the shipping fleet	(3,315)	(5,711)
Stock-based compensation	1,624	2,171
Changes in current assets and liabilities and other	(11,142)	9,874
Operating cash flow	14,916	12,906
INVESTING
Capital expenditures	(10,468)	(11,798)
Other, net	3,323	(860)
Investing cash flow	(7,145)	(12,658)
FINANCING
Issuance of long-term debt	429,415	—
Repayments of long-term debt	(411,753)	(4,721)
Borrowings under the ABL Revolver	36,500	—
Repayments of ABL Revolver	(9,000)	—
Borrowings under the Credit Facility Revolver	—	30,000
Repayments of Credit Facility Revolver	(40,000)	(30,000)
Payments for debt issuance costs	(12,311)	—
Financing cash flow	(7,149)	(4,721)
Increase (decrease) in cash and equivalents	622	(4,473)
Balance at beginning of period	51,026	45,261
Balance at end of period	$51,648	$40,788
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
See Notes to Consolidated Financial Statements included in the company's 2012 Annual Report on Form 10-K for additional information relating to the company's Consolidated Financial Statements. The December 31, 2012 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the first quarter of 2012, the company recorded out of period adjustments, which included $3 million of income tax expense related to 2011 and 2010. These corrections had an insignificant effect on all affected annual and quarterly periods and financial statement line items based on a quantitative and qualitative evaluation. During 2012, the company also identified certain ripening expenses previously reported as "Selling, general and administrative" expense that should have been recorded as "Cost of sales." The company concluded that correction of the expense classification was not material to any prior periods, and did not affect "Income (loss) from continuing operations" for any of the periods. The company has revised amounts previously reported as "Cost of sales" and "Selling, general and administrative" expense in the Condensed Consolidated Statements of Income to classify such ripening expenses as "Cost of sales."
Note 1 – Earnings Per Share
Basic and diluted earnings (loss) per common share ("EPS") are calculated as follows:

	Quarter ended March 31,
(In thousands, except per share amounts)	2013	2012
Net income (loss)	$2,377	$(11,142)

Weighted average common shares outstanding (used to calculate basic EPS)	46,372	45,840
Dilutive effect of stock options and other stock awards	620	—
Weighted average common shares outstanding (used to calculate diluted EPS)	46,992	45,840

Earnings (loss) per common share – basic	$0.05	$(0.24)
Earnings (loss) per common share – diluted	$0.05	$(0.24)
If the company had generated net income for the first quarter of 2012, 0.7 million shares would have been added to basic weighted average common shares outstanding to calculate diluted EPS.
The assumed conversions to common stock of stock options, other stock awards and 4.25% Convertible Senior Notes due 2016 ("Convertible Notes") are excluded from weighted average common shares outstanding used to calculate diluted EPS in periods when these items, on an individual basis, have an anti-dilutive effect on diluted EPS. For the quarters ended March 31, 2013 and 2012, assumed conversion of the Convertible Notes would have been anti-dilutive because the average trading price of the common shares was below the conversion price of $22.45 per share. In addition, certain stock options and other stock awards totaling 1.9 million and 1.5 million for the quarters ended March 31, 2013 and 2012, respectively, were outstanding but not included in the computation of diluted EPS because they were anti-dilutive.
Note 2 – Restructuring and Relocation
RESTRUCTURING
In August 2012, the company announced a restructuring plan to transform the company into a branded commodity operator. The restructuring plan is designed to reduce costs and improve the company's competitive position by focusing its resources on the banana and salad businesses, reducing investment in non-core products, reducing overhead and manufacturing cost and limiting consumer marketing activities. The company expects this initiative to result in annual savings of at least $60 million in 2013. In connection with this restructuring plan, the company eliminated approximately 300 positions worldwide. A total of $18 million of restructuring costs were recognized during the second half of 2012 including $11 million of severance, $5 million of impairments primarily related to fixed assets and certain promotional and packaging materials and $2 million of goodwill impairment. The restructuring was substantially complete at December 31, 2012, although cash payments related to the restructuring plan are expected to continue through 2014, primarily related to severance payments to the former chief executive officer.
A reconciliation of the accrual for the restructuring activities ($4 million included in "Accrued liabilities" and $2 million included in "Other liabilities" in the Condensed Consolidated Balance Sheet at March 31, 2013) is as follows:

(In thousands)	Severance
December 31, 2012	$7,000
Severance expense	18
Amounts paid	(995)
March 31, 2013	$6,023
HEADQUARTERS RELOCATION
Late in 2011, the company committed to relocate its corporate headquarters from Cincinnati, Ohio to Charlotte, North Carolina, affecting approximately 300 positions. Concurrent with the headquarters relocation, the company further consolidated approximately 100 additional positions previously spread across the U.S. to improve execution and accelerate decision-making. The relocation was completed in 2012 and was expected to cost approximately $30 million (including net capital expenditures of approximately $5 million after allowances from the landlord), of which a significant portion is expected to be recaptured through state, local and other incentives through 2022. The company does not expect the restructuring activities described above to affect the realization of the relocation incentives. During the quarters ended March 31, 2013 and 2012, the company incurred less than $1 million and $4 million, respectively, of relocation costs. As of March 31, 2013, the company had incurred a total of $26 million of expense and $5 million of net capital expenditures related to the relocation. The company expects to incur less than $1 million of additional expense primarily related to other costs through 2013, at which time related cash payments will also be substantially complete.
One-time termination costs for affected employees included severance under the company's severance plans and, in some cases, retention awards, both of which required employees to continue providing services until their termination dates in order to be eligible for payment. Estimated payouts under the company's severance plans were accrued at the time the relocation was announced and estimated payouts of retention awards were accrued over the remaining service period. Relocation, recruiting and other costs are expensed as incurred. Relocation related costs are included in "Restructuring and relocation costs" in the Condensed Consolidated Statements of Income.
A reconciliation of the accrual for the relocation that is included in "Accrued liabilities" is as follows:

(In thousands)	One-Time Termination Costs	Relocation, Recruiting and Other Costs	Total Exit Costs	Other Relocation Costs	Total
December 31, 2011	$5,303	$244	$5,547	$108	$5,655
Amounts expensed	1,131	2,384	3,515	348	3,863
Amounts paid	(535)	(1,500)	(2,035)	(456)	(2,491)
March 31, 2012	$5,899	$1,128	$7,027	$—	$7,027

December 31, 2012	$2,031	$1,078	$3,109	$(82)	$3,027
Amounts expensed	63	54	117	82	199
Amounts paid	(890)	(330)	(1,220)	—	(1,220)
March 31, 2013	$1,204	$802	$2,006	$—	$2,006
Note 3 – Trade and Finance Receivables
TRADE RECEIVABLES
The company's primary markets are in North America and Europe, but it also has sales in the Middle East and other markets. The majority of the company's sales in the Middle East are in Iran under license from the U.S. government that allows sale of food products to non-sanctioned parties. Sales to Iranian customers are in U.S. dollars and represent $19 million, $20 million and $17 million of "Trade receivables, less allowances" on the Condensed Consolidated Balance Sheet as of March 31,

2013, December 31, 2012 and March 31, 2012, respectively. Even though the sales in Iran are permitted, the international sanctions against Iran are affecting the ability of Iranian customers to pay invoices within terms because it is difficult for them to obtain U.S. dollars, euros or other suitable currencies in sufficient quantity on a regular basis. Over the course of 2012, the company's receivable balance with these customers increased, and the company established payment plans with each of these customers to reduce their balances. Most customers have so far been able to find acceptable methods of payment to comply with their payment plans. However, one significant customer has not, and as a result, the company reserved $9 million of these receivables in the second half of 2012 representing the excess of the customer's obligations over the cash it has posted as collateral. The company sources bananas from the Philippines for sale in the Middle East under a committed-volume long term purchase contract with a former joint venture partner through 2016. To mitigate risk in 2013, the company has reduced the amount of volume being sent to the Middle East and has developed customers in other Middle Eastern markets, such as Iraq and Saudi Arabia. However, Iran remains an important market for the company's Philippine-sourced bananas.
FINANCE RECEIVABLES
Finance receivables were as follows:

	March 31, 2013		December 31, 2012		March 31, 2012
(In thousands)	Grower Receivables	Seller Financing	Grower Receivables	Seller Financing	Grower Receivables	Seller Financing
Gross receivable	$40,812	$29,699	$41,008	$30,523	$46,862	$33,868
Reserve	(36,830)	—	(36,854)	—	(37,710)	—
Net receivable	$3,982	$29,699	$4,154	$30,523	$9,152	$33,868

Current portion, net	$3,982	$3,764	$4,154	$3,691	$9,152	$4,448
Long-term portion, net	—	25,935	—	26,832	—	29,420
Net receivable	$3,982	$29,699	$4,154	$30,523	$9,152	$33,868

Activity in the reserve for grower receivables is as follows:

(In thousands)	2013	2012
Reserve at beginning of year	$36,854	$37,519
Charged to costs and expenses	26	382
Recoveries	(51)	(191)
Foreign exchange and other	1	—
Reserve at March 31	$36,830	$37,710
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
The gross grower receivable balance includes $30 million, $30 million and $32 million (all of which were classified as long-term) related to a Chilean grower of grapes and other produce as of March 31, 2013, December 31, 2012 and March 31, 2012, respectively. In 2011, the company fully reserved the advances made to this Chilean grower, who was declared bankrupt later that year. The company continues to aggressively negotiate recovery with the bankruptcy trustee and other creditors of the grower.
The company provided seller financing in the 2009 sale of the former joint venture that sourced bananas and pineapples from the Philippines for sale in the Middle East and Asia. The financing for the sale of this joint venture is a note receivable in equal installments through 2019. Payments are current on this note receivable. The company also provided seller financing in the 2004 sale of its former Colombian subsidiary in the form of a note receivable, which was fully repaid in July 2012. The terms of the seller financings were based on the earnings power of the businesses sold.

Note 4 – Inventories
Inventories consist of the following:

(In thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Finished goods	$69,658	$74,246	$82,119
Growing crops	77,498	79,046	73,208
Raw materials, supplies and other	68,956	66,749	75,788
	$216,112	$220,041	$231,115
Note 5 – Debt
The carrying values of the company's debt represent amortized cost and are summarized below with estimated fair values:

	March 31, 2013		December 31, 2012		March 31, 2012
	Carrying Value	Estimated Fair Value[1]	Carrying Value	Estimated Fair Value[1]	Carrying Value	Estimated Fair Value[1]
(In thousands)
7.875% Senior Secured Notes due 2021	$421,956	$446,000	$—	$—	$—	$—
7½% Senior Notes due 2014	—	—	106,438	106,000	106,438	107,000
4.25% Convertible Senior Notes due 2016	155,701	183,000	153,082	174,000	145,687	184,000
ABL Revolver	27,586	27,500	—	—	—	—
ABL Term Loan	7,500	7,500	—	—	—	—
Credit Facility Revolver	—	—	40,000	38,000	—	—
Credit Facility Term Loan	—	—	305,250	296,000	317,625	317,000
Other	690	700	755	700	805	800
Less current portion	(1,755)		(65,008)		(16,730)
Total long-term debt	$611,678		$540,517		$553,825

[1]
The fair value of the senior notes is based on observable inputs, which include quoted prices for similar assets or liabilities in an active market and market-corroborated inputs (Level 2). All other debt may be traded on the secondary loan market, and the fair value is based on either the last available trading price, if recent, or trading prices of comparable debt (Level 3). See also Note 7 for discussion of fair value.

RETIRING OF CREDIT FACILITY AND 7.5% SENIOR NOTES
On February 5, 2013, the company received $457 million of net proceeds from issuance of the 7.875% Notes and the initial borrowings of the ABL Facility. The proceeds were used to retire the preceding senior secured credit facility ("Credit Facility") on February 5, 2013 and to deposit in escrow funds sufficient to retire the 7.5% Senior Notes due 2014 ("7.5% Senior Notes") at par plus accrued interest through the March 7, 2013 settlement date. Related expenses of $6 million are included in "Loss on debt extinguishment" on the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Cash Flow. The loss included the write-off of deferred financing fees relating to the Credit Facility and the 7.5% Senior Notes, which were $5 million and $1 million, respectively.
7.875% SENIOR SECURED NOTES
On February 5, 2013, CBII and its main operating subsidiary, Chiquita Brands L.L.C. ("CBL"), completed the offering of $425 million of 7.875% senior secured notes due February 1, 2021 ("7.875% Notes"). The notes were issued at 99.274% of par, resulting in a recorded discount that will be amortized over the life of the 7.875% Notes to reflect the effective interest rate of 8.0%.
The 7.875% Notes are guaranteed on a senior secured basis by all of CBII's and CBL's existing direct and indirect domestic subsidiaries, other than de minimis subsidiaries and by certain future direct and indirect domestic subsidiaries. The 7.875% Notes and the guarantees are secured, subject to certain exceptions and permitted liens, on a first-priority basis by liens on CBII's, CBL's and the guarantors' existing and after acquired material domestic real estate, certain intellectual property and 100% of the stock of substantially all of CBII's and CBL's domestic subsidiaries and up to 65% of the stock of certain foreign subsidiaries with the lien on subsidiary stock limited to less than 20% of the principal amount of the 7.875% Notes. The 7.875% Notes and the guarantees are secured, on a second-priority basis, by liens on the assets that secure CBII's and CBL's obligations under the new ABL Facility described below on a first-priority basis, including present and future receivables, inventory, equipment and substantially all of CBII's, CBL's and the guarantors' other domestic assets that do not secure the 7.875% Notes on a first-priority basis.
The 7.875% Notes bear interest of 7.875% per year (payable semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1, 2013). On or before February 1, 2016, CBII and CBL may redeem on one or more occasions up to 35% of the aggregate principal amounts with cash proceeds from certain equity sales at a redemption price of 107.875% of the principal amount plus accrued interest, provided that at least 65% of the original aggregate principal amount of the 7.875% Notes remains outstanding after each such redemption. Also, on or before February 5, 2016, CBII and CBL may redeem a portion of the 7.875% Notes at a redemption price of 103% of the principal amount plus accrued interest, provided that no more than $42.5 million aggregate principal amount may be redeemed each year. CBII and CBL may also redeem the 7.875% Notes as follows:

If redeemed during the 12-month period commencing February 1,	Redemption Price
2016	105.906%
2017	103.938%
2018	101.969%
2019 and thereafter	100.000%
Upon a change of control of CBII, CBII and CBL will be required to make an offer to purchase the notes at 101% of their principal amount plus accrued interest.
The 7.875% Notes contain customary covenants that will, among other things and subject to a number of qualifications and exceptions, limit the ability of CBII and its subsidiaries to incur additional indebtedness and issue preferred stock, sell assets, make investments or other restricted payments, pay dividends or make distributions in respect of the capital stock of CBII and its subsidiaries, create certain liens, merge or consolidate, issue or sell preferred stock of subsidiaries, place limits on dividends and other payment restrictions affecting certain subsidiaries, enter into transactions with certain stockholders or affiliates and guarantee debt. If the 7.875% Notes are, in the future, rated investment grade by Standard & Poor's Ratings Group and Moody's Investors Services, Inc., certain of these covenants will be suspended and will not apply to the 7.875% Notes so long as the 7.875% Notes continue to be rated investment grade by both rating agencies.
The 7.875% Notes include customary events of default including: failure to pay principal or interest when due; acceleration of other debt agreements representing more than $30 million of indebtedness of CBII and CBL and certain subsidiaries; the entry of non-appealable judgments in excess of $30 million against CBII or CBL and certain subsidiaries; and certain bankruptcy events.
4.25% CONVERTIBLE SENIOR NOTES
The company's $200 million of 4.25% Convertible Senior Notes due 2016 ("Convertible Notes"):

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

To estimate the fair value of the debt component upon issuance, the company discounted the principal balance to result in an effective interest rate of 12.50%, the rate of similar instruments without the debt-for-equity conversion feature at the issuance date; this effective interest rate remains unchanged through the first quarter of 2013. The fair value of the equity component was estimated as the difference between the full principal amount and the estimated fair value of the debt component, net of an allocation of issuance costs and income tax effects. These were Level 3 fair value measurements (described in Note 7) and will be reconsidered in the event that any of the Convertible Notes are converted before their maturity.
The carrying amounts of the debt and equity components of the Convertible Notes are as follows:

(In thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Principal amount of debt component[1]	$200,000	$200,000	$200,000
Unamortized discount	(44,299)	(46,918)	(54,313)
Net carrying amount of debt component	$155,701	$153,082	$145,687
Equity component	$84,904	$84,904	$84,904
Issuance costs and income taxes	(3,210)	(3,210)	(3,210)
Equity component, net of issuance costs and income taxes	$81,694	$81,694	$81,694

[1]
As of March 31, 2013, December 31, 2012 and March 31, 2012, the Convertible Notes' "if-converted" value did not exceed their principal amount because the company's common stock price was below the conversion price of the Convertible Notes.

The interest expense related to the Convertible Notes was as follows:

	Quarter ended March 31,
(In thousands)	2013	2012
4.25% coupon interest	$2,125	$2,125
Amortization of deferred financing fees	117	117
Amortization of discount on the debt component	2,619	2,320
Total interest expense related to the Convertible Notes	$4,861	$4,562
ASSET-BASED LENDING FACILITY
CBII and CBL also entered into a 5-year secured asset-based lending facility ("ABL Facility") concurrently with the closing of the 7.875% Notes offering on February 5, 2013. The ABL Facility consists of a revolver (the "ABL Revolver") and a $7.5 million term loan (the "ABL Term Loan"). The ABL Facility matures at the earlier of February 5, 2018 or 60 days prior to the maturity of the 4.25% Convertible Senior Notes due August 15, 2016, unless such notes have been satisfactorily refinanced. The ABL Term Loan requires annual repayments of approximately $2 million commencing April 1, 2013.
The ABL Revolver has a maximum borrowing capacity of $200 million, subject to a borrowing base calculation based on specified percentages of domestic receivables, certain inventory and certain domestic machinery and equipment with the potential for additional advances against foreign receivables. At March 31, 2013, the borrowing capacity of the ABL Revolver was $124 million, including $22 million in the Fixed Asset Sub-Line. At March 31, 2013, there was $28 million in borrowings under the ABL Revolver, under which $74 million was available after $22 million was used to support letters of credit.
Loans under the ABL Facility bear interest at:

•
A rate equal to LIBOR plus a margin of from 1.75% to 2.25%, or Base Rate plus a margin of from 0.25% to 0.75%, determined based on levels of borrowing availability reset each fiscal quarter, except that through June 30, 2013, at a rate equal to LIBOR plus 2.00% or Base Rate plus 0.50%;

•
In the case of the Fixed Asset Sub-Line, a rate equal to LIBOR plus a margin from 2.25% to 2.75%, or Base Rate plus a margin of from 0.75% to 1.25%, determined based on levels of borrowing availability reset each fiscal quarter, except through June 30, 2013, at a rate equal to LIBOR plus 2.50% or Base Rate plus 1.00%; and

•
In the case of the ABL Term Loan, a rate equal to LIBOR plus a margin from 2.75% to 3.25%, or Base Rate plus a margin of from 1.25% to 1.75%, determined based on levels of borrowing availability reset each fiscal quarter.

At March 31, 2013, the weighted average interest rate for the ABL Facility was LIBOR plus 2.42%, or 2.67%.
Obligations under the new ABL Facility are secured by a first-priority security interest in present and future domestic receivables, inventory, equipment and substantially all other domestic assets that are not under the first-priority security interest of the 7.875% Notes, all subject to certain exceptions and permitted liens and by a second-priority interest in the existing and after acquired material domestic real estate, certain intellectual property and a pledge of 100% of the stock of substantially all of the CBII, CBL and guarantors' domestic subsidiaries and up to 65% of the stock of certain foreign subsidiaries held by CBII, CBL and the guarantors, and proceeds relating thereto. Under the ABL Facility, CBL and non-de minimis domestic subsidiaries are borrowers. The ABL Facility is guaranteed on a full and unconditional basis by CBII and limited domestic subsidiaries of

CBII, with the potential for additional guarantees from foreign subsidiaries of CBII. In addition, certain foreign subsidiaries of CBII may become borrowers under the ABL Facility, and certain foreign subsidiaries may guarantee those foreign borrowings.
The ABL Facility contains a fixed charge coverage ratio covenant that only becomes applicable when excess availability (as defined under such facility) is less than 10% of the maximum stated revolver amount thereunder. The ABL Facility also contains a covenant requiring CBII and its subsidiaries to maintain substantially all its cash in accounts that are subject to the control of the collateral agent under the ABL Facility which only becomes applicable when (a) an event of default under the facility occurs and is continuing or (b) excess availability (as defined under such facility) is less than 12.5% of the maximum stated revolver amount thereunder. The fixed charge coverage ratio covenant was not applicable at any point during the first quarter of 2013.
The ABL Facility also contains other customary affirmative and negative covenants, including limitations on CBII and its subsidiaries' ability to incur indebtedness, create or permit the existence of liens over their assets, engage in certain mergers, asset sales and liquidations, prepay certain indebtedness, pay dividends and other "restricted payments" and engage in transactions with their affiliates, in each case subject to customary exceptions.
At March 31, 2013, the company was in compliance with the ABL and its other debt agreements and expects to remain in compliance for at least the next twelve months.
CREDIT FACILITY
The Credit Facility, which was retired in February 2013 as discussed above, consisted of a $330 million senior secured term loan (the "Credit Facility Term Loan") and a $150 million senior secured revolving credit facility (the "Credit Facility Revolver"), both maturing July 26, 2016 (May 1, 2014, if the company did not repay, refinance or otherwise extend the maturity of the 7½% Senior Notes by such date). The interest rates for both the Credit Facility Term Loan and Credit Facility Revolver were 5.00% and 3.50% at December 31, 2012 and March 31, 2012, respectively. The Credit Facility Term Loan required quarterly principal repayments of $4 million through June 30, 2013 and quarterly principal repayments of $8 million beginning September 30, 2013 through March 31, 2016, with any remaining principal balance due at June 30, 2016, subject to the early maturity clause described above. At December 31, 2012, there were $40 million of borrowings under the Credit Facility Revolver, in addition to $22 million used to support letters of credit, leaving an available balance of $88 million. At March 31, 2012 there were no borrowings under the Credit Facility Revolver other than having used $21 million to support letters of credit leaving an available balance of $129 million.
BUILD-TO-SUIT LEASE FOR MIDWEST SALAD PLANT CONSOLIDATION
In June 2012, the company entered into a 20-year lease agreement for a salad production and warehousing facility in the Midwest that will replace three existing facilities in the region. The lease agreement contains two 5-year extension periods. Though the construction costs are being financed by the lessor, the company is acting as the construction agent and will be responsible for all construction activity during the construction period because of the specialized nature of the facility. This results in the company owning the facility for accounting purposes and as such, the company has recognized as of March 31, 2013 an asset of $34 million included in "Property, plant and equipment, net" and a corresponding $34 million obligation for the construction in progress of the leased facility included in "Other liabilities," which represents the cumulative cost of the facility through the balance sheet date. Total construction costs are expected to be approximately $40 million through completion in the third quarter of 2013.
Note 6 – Hedging
Derivative instruments are carried at fair value in the Condensed Consolidated Balance Sheets. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gains or losses is deferred as a component of "Accumulated other comprehensive income (loss)" ("AOCI") and reclassified into net income in the same period during which the hedged transaction affects net income. Gains and losses on derivatives representing hedge ineffectiveness are recognized in net income currently. See further information regarding fair value measurements and balances of derivatives in Note 7.
To manage its exposure to exchange rates on the conversion of euro-based revenue into U.S. dollars, the company uses average rate euro put options, average rate collars (a purchased average rate euro put option paired with a sold average rate euro call option) and average rate euro forward contracts. In some cases, the company may enter into an average rate euro put and an average rate euro call at the same strike rate to effectively lock in the exchange rate of the notional amount similar to an average rate euro forward. Average rate euro put options require an upfront premium payment and reduce the risk of a decline in the value of the euro without limiting the benefit of an increase in the value of the euro. Average rate euro call options sold by the company require an upfront premium payment to be received from the counterparty and limit the benefit of an increase in the value of the euro without limiting the risk of a decline in the value of the euro. Average rate forward contracts lock in the value of the euro and do not require an upfront premium. These instruments are designated as cash flow hedges. At March 31, 2013, the amount of unrealized net losses on the company's currency hedging portfolio that would be reclassified to net income, if realized, in the next twelve months is $10 million; these net losses were deferred in "Accumulated other comprehensive income (loss)."
In connection with the February 2013 debt refinancing further discussed in Note 5, certain of the company's hedging counterparties that were members of the previous Credit Facility are no longer participants in the new ABL Facility. Upon consummation of the ABL Facility on February 5, 2013, the company transferred all outstanding hedge positions with former Credit Facility members to lenders under the ABL Facility. The transferred positions included approximately €71 million notional amount of euro call and put options that mature during the first three quarters of 2013. The change in counterparty is a change in a critical term resulting in termination of hedge accounting at the transfer date. Due to technical accounting requirements, these specific option contracts did not qualify to be re-designated as cash flow hedges at the transfer date. Therefore, the decline in fair value of these options through the transfer date is deferred in AOCI until the hedged transaction occurs because the related hedged cash flows are probable of occurrence. However, unrealized changes in fair value after the transfer date will be recognized currently in "Net sales."
Loss of hedge accounting does not affect the put and call options' purpose of reducing the volatility inherent in exchanging euro-based revenue into U.S. dollars or change the ultimate earnings or cash flow that would be recognized upon settlement of each position. However, loss of hedge accounting results in unintended volatility of earnings for the first and second quarters of 2013 as the fair market value adjustments after the transfer date are recognized in "Net sales." For the nine months ended September 30, 2013, the effect on earnings will be the same as if the company had maintained hedge accounting. Activity related to these transferred positions is as follows:

	Quarter ended March 31, 2013
(In thousands)	Realized Gains (Losses) Recorded in "Net sales"	Unrealized Gains (Losses) Recorded in "Net sales"	(Losses) Deferred in AOCI at March 31, 2013
€25 million purchased euro put option settled in Q1 2013	$—	$—	$—
€25 million sold euro call option settled in Q1 2013	(620)	—	—
€19 million purchased euro put option to settle in Q2 2013	—	(7)	(928)
€19 million sold euro call option to settle in Q2 2013	—	1,586	(1,059)
€27 million purchased euro put options to settle in Q3 2013	—	76	(1,447)
€27 million sold euro call options to settle in Q3 2013	—	1,754	(1,083)
	$(620)	$3,409	$(4,517)
Most of the company's foreign operations use the U.S. dollar as the functional currency. As a result, balance sheet translation adjustments due to currency fluctuations are recognized currently in "Cost of sales." To reduce the resulting volatility, the company also enters into 30-day euro forward contracts each month to economically hedge the net monetary assets exposed to euro exchange rates. These 30-day euro forward contracts are not designated as hedging instruments, and gains and losses on these forward contracts are recognized currently in "Cost of sales."

	Quarter ended March 31,
(In thousands)	2013	2012
Gains (losses) on 30-day euro forward contracts	$1,942	$(3,137)
Gains (losses) from fluctuations in the value of the net monetary assets exposed to euro exchange rates	(4,222)	4,166
The company also enters into bunker fuel forward contracts for its shipping operations, which permit it to lock in fuel purchase prices for up to three years and thereby minimize the volatility that changes in fuel prices could have on its operating results. These bunker fuel forward contracts are designated as cash flow hedging instruments. At March 31, 2013, the amount of unrealized net gains on the company's bunker fuel hedging portfolio that would be reclassified to net income, if realized, in the next twelve months is $5 million; these net gains were deferred in "Accumulated other comprehensive income (loss)."

At March 31, 2013, the company's hedge portfolio was comprised of the following outstanding positions:

	Notional Amount	Contract Average Rate/Price	Settlement Period
Derivatives designated as hedging instruments:
Currency derivatives:
Purchased euro put options	€108 million	$1.20/€	2013
Sold euro call options	€108 million	$1.28/€	2013
Average rate forward contracts	€108 million	$1.23/€	2013
Purchased euro put options	€54 million	$1.30/€	2014[2]
Sold euro call options	€54 million	$1.38/€	2014[2]
Average rate forward contracts	€54 million	$1.33/€	2014[2]

Fuel derivatives:
3.5% Rotterdam Barge/Singapore 180 fuel derivatives:
Bunker fuel forward contracts[1]	57,525 mt	$506/mt	2013
Bunker fuel forward contracts[1]	108,416 mt	$587/mt	2014
Bunker fuel forward contracts	74,640 mt	$564/mt	2015

Derivatives not designated as hedging instruments:
30-day euro forward contracts	€73 million	$1.28/€	April 2013
Purchased euro put options	€19 million	$1.20/€	Q2 2013
Sold euro call options	€19 million	$1.28/€	Q2 2013
Purchased euro put options	€27 million	$1.20/€	Q3 2013
Sold euro call options	€27 million	$1.28/€	Q3 2013

[1]
As described in Note 11 of the 2012 Annual Report on Form 10-K, new cash flow hedge relationships were established for certain bunker fuel forward contracts in 2011. These changes resulted in hedge rates for accounting purposes that are different from those in the hedge contract terms.

[2]	Settlement periods are through June 2014.
Activity related to the company's derivative assets and liabilities designated as hedging instruments is as follows:

	March 31, 2013		March 31, 2012
(In thousands)	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Currency Hedge Portfolio	Bunker Fuel Forward Contracts
Balance at beginning of year	$(23,215)	$8,572	$5,232	$14,754
Realized (gains) losses included in net income	8,722	(2,839)	(4,381)	(5,514)
Transfers[1]	7,638	—	—	—
Purchases (sales), net[2]	541	—	—	—
Changes in fair value	3,189	1,888	(851)	19,471
Balance at March 31	$(3,125)	$7,621	$—	$28,711

[1]	Represents the fair value at the transfer date of positions where hedge accounting was terminated. See discussion above.

[2]	Bunker fuel and currency forward contracts require no up-front cash payment and have an initial fair value of zero; settlements on the forward contracts (swaps) occur upon their maturity.

Deferred net gains (losses) in "Accumulated other comprehensive income (loss)" at March 31, 2013 are expected to be reclassified into income as follows:

Expected Period of Recognition	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Total
2013	$(12,390)	$4,807	$(7,583)
2014	4,111	718	4,829
2015	—	1,051	1,051
	$(8,279)	$6,576	$(1,703)
The following table summarizes the effect of the company's derivatives designated as cash flow hedging instruments on OCI and earnings:

	Quarter ended March 31, 2013			Quarter ended March 31, 2012
(In thousands)	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Total	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Total
Gain (loss) recognized in OCI on derivative (effective portion)	$6,564	$2,498	$9,062	$(851)	$18,640	$17,789
Gain (loss) reclassified from accumulated OCI into income (effective portion)[1]	(8,632)	2,839	(5,793)	4,381	5,514	9,895
Gain (loss) recognized in income on derivative (ineffective portion)[1]	$—	$(610)	$(610)	$—	$830	$830

[1]
Both the gain (loss) reclassified from accumulated OCI into income (effective portion) and the gain (loss) recognized in income on derivative (ineffective portion) are included in "Net sales" for the currency hedge portfolio and "Cost of sales" for bunker fuel forward contracts.

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

The following table summarizes financial assets and liabilities carried at fair value, including derivative instruments on a gross basis, and the location of these instruments on the Condensed Consolidated Balance Sheets as of March 31, 2013, December 31, 2012 and March 31, 2012:

		Assets (Liabilities)	Fair Value Measurements Using
(In thousands)		at Fair Value	Level 1	Level 2	Level 3

March 31, 2013
Derivatives recorded in "Other current assets":
Currency hedge portfolio[1]	Gross amounts of recognized assets	$2,078	$—	$2,078	$—
Currency hedge portfolio[1]	Gross amounts offset in the balance sheets	(2,935)	—	(2,935)	—
Currency hedge portfolio[2]	Gross amounts of recognized assets	187	—	187	—
Currency hedge portfolio[2]	Gross amounts offset in the balance sheets	(1,260)	—	(1,260)	—
Bunker fuel forward contracts	Gross amounts of recognized assets	5,219	—	5,219	—
30-day euro forward contracts	Gross amounts offset in the balance sheets	(186)	—	(186)	—
Net amount recorded in other current assets		3,103	—	3,103	—
Derivatives recorded in "Investments & other assets, net":
Currency hedge portfolio[1]	Gross amounts of recognized assets	3,024	—	3,024	—
Currency hedge portfolio[1]	Gross amounts offset in the balance sheets	(632)	—	(632)	—
Bunker fuel forward contracts	Gross amounts of recognized assets	1,679	—	1,679	—
Bunker fuel forward contracts	Gross amounts offset in the balance sheets	(821)	—	(821)	—
Net amount recorded in investments & other assets, net		3,250	—	3,250	—
Derivatives recorded in "Accrued liabilities":
Currency hedge portfolio[1]	Gross amounts offset in the balance sheets	1,456	—	1,456	—
Currency hedge portfolio[1]	Gross amounts of recognized liabilities	(6,116)	—	(6,116)	—
Bunker fuel forward contracts	Gross amounts offset in the balance sheets	1,544	—	1,544	—
30-day euro forward contracts	Gross amounts of recognized liabilities	(199)	—	(199)	—
Net amount recorded in accrued liabilities		(3,315)	—	(3,315)	—
March 31, 2013		$3,038	$—	$3,038	$—

December 31, 2012
Derivatives recorded in "Other current assets":
Currency hedge portfolio[1]	Gross amounts of recognized assets	$192	$—	$192	$—
Currency hedge portfolio[1]	Gross amounts offset in the balance sheets	(2,550)	—	(2,550)	$—
Bunker fuel forward contracts	Gross amounts of recognized assets	4,001	—	4,001	—
30-day euro forward contracts	Gross amounts of recognized assets	4	—	4	—
30-day euro forward contracts	Gross amounts offset in the balance sheets	(11)	—	(11)	—
Net amount recorded in other current assets		1,636	—	1,636	—
Derivatives recorded in "Investments & other assets, net":
Bunker fuel forward contracts	Gross amounts of recognized assets	1,889	—	1,889	—
Bunker fuel forward contracts	Gross amounts offset in the balance sheets	(1,059)	—	(1,059)	—
Net amount recorded in investments & other assets, net		830	—	830	—
Derivatives recorded in "Accrued liabilities":
Currency hedge portfolio[1]	Gross amounts offset in the balance sheets	1,992	—	1,992	—
Currency hedge portfolio[1]	Gross amounts of recognized liabilities	(22,849)	—	(22,849)	—
Bunker fuel forward contracts	Gross amounts offset in the balance sheets	3,741	—	3,741	—
30-day euro forward contracts	Gross amounts offset in the balance sheets	1	—	1	—
30-day euro forward contracts	Gross amounts of recognized liabilities	(24)	—	(24)	—
Net amount recorded in accrued liabilities		(17,139)	—	(17,139)	—
Available-for-sale investment recorded in "Other current assets":
Available-for-sale investment		1,668	1,668	—	—
December 31, 2012		$(13,005)	$1,668	$(14,673)	$—

		Assets (Liabilities)	Fair Value Measurements Using
(In thousands)		at Fair Value	Level 1	Level 2	Level 3

March 31, 2012
Derivatives recorded in "Other current assets":
Bunker fuel forward contracts	Gross amounts of recognized assets	$27,440	$—	$27,440	$—
Bunker fuel forward contracts	Gross amounts offset in the balance sheets	(8,533)	—	(8,533)	—
30-day euro forward contracts	Gross amounts offset in the balance sheet	(313)	—	(313)	—
Net amount recorded in other current assets		18,594	—	18,594	—
Derivatives recorded in "Investments & other assets, net":
Bunker fuel forward contracts	Gross amounts of recognized assets	13,797	—	13,797	—
Bunker fuel forward contracts	Gross amounts offset in the balance sheets	(3,993)	—	(3,993)	—
Net amount recorded in investments & other assets, net		9,804	—	9,804	—
Derivatives recorded in "Accrued liabilities":
30-day euro forward contracts	Gross amounts of recognized liabilities	(53)	—	(53)	—
	Net amount recorded in accrued liabilities	(53)	—	(53)	—
Available-for-sale investment recorded in "Investments & other assets, net":
Available-for-sale investment		3,174	3,174	—	—
March 31, 2012		$31,519	$3,174	$28,345	$—
1 Currency hedge portfolio positions designated as cash flow hedges.
2 Currency hedge portfolio positions not designated as hedging instruments.
Except as described in Note 6, currency hedge portfolio and bunker fuel forward contracts are designated as hedging instruments. 30-day euro forward contracts are not designated as hedging instruments. To the extent derivatives in an asset position and derivatives in a liability position are with the same counterparty, they are netted in the Condensed Consolidated Balance Sheets because the company enters into master netting arrangements with each of its hedging partners.
The company values fuel hedging positions by applying an observable discount rate to the current forward prices of identical hedge positions. The company values currency hedging positions by utilizing observable or market-corroborated inputs such as exchange rates, volatility and forward yield curves. The company trades only with counterparties that meet certain liquidity and creditworthiness standards and does not anticipate non-performance by any of these counterparties. The company does not require collateral from its counterparties, nor is it obligated to provide collateral when contracts are in a liability position. However, consideration of non-performance risk is required when valuing derivative instruments, and the company includes an adjustment for non-performance risk in the recognized measure of derivative instruments to reflect the full credit default spread ("CDS") applied to a net exposure by counterparty. When there is a net asset position, the company uses the counterparty's CDS; when there is a net liability position, the company uses its own estimated CDS. CDS is generally not a significant input in measuring fair value and was not significant for any of the company's derivative instruments in any period presented. See further discussion and tabular disclosure of hedging activity in Note 6.
Financial instruments not carried at fair value consist of the company's debt. See further fair value discussion and tabular disclosure in Note 5.
Fair value measurements of benefit plan assets included in net benefit plan liabilities are based on quoted market prices in active markets (Level 1) or quoted prices in inactive markets (Level 2). The carrying amounts of cash and equivalents, accounts receivable, other receivables including current and non-current finance receivables and accounts payable approximate fair value. Level 3 fair value measurements are used in the impairment reviews of goodwill and intangible assets, which take place annually during the fourth quarter, or as circumstances indicate the possibility of impairment. Level 3 fair value measurements are also used in measuring impairments related to long-lived assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable and in periodic assessments for other-than-temporary impairment of the company's equity method investment in the Danone JV. The initial Level 3 measurement of the equity method investment in the Danone JV occurred in 2010 when the European smoothie business was deconsolidated and the joint venture was established.

Note 8 – Pension and Severance Benefits
Net pension expense from the company's defined benefit and severance plans is primarily comprised of severance plans covering Central American employees and consists of the following:

	Quarter ended March 31,
(In thousands)	2013	2012
Service cost	$1,864	$1,808
Interest on projected benefit obligation	1,297	1,291
Expected return on plan assets	(332)	(429)
Recognized actuarial loss	306	217
Amortization of prior service cost	32	48
Defined benefit and severance plan expense	$3,167	$2,935
Note 9 – Reclassifications from Accumulated Other Comprehensive Income
Gains and losses deferred in "Accumulated other comprehensive income (loss)" ("AOCI") are reclassified and recognized in the Condensed Consolidated Statements of Income when they are realized. The items in the table below do not have an income tax effect because they are either permanent differences in the income tax calculation or they relate to jurisdictions where the company has established full valuation allowances against its deferred tax assets. Amounts of (income) expense reclassified from AOCI are as follows:

		(Income) / expense reclassified from AOCI for the quarter ended March 31,
AOCI Component	Line Items Affected by Reclassifications from AOCI in the Condensed Consolidated Statements of Income	2013	2012
Available-for-sale investment	Other income (expense), net	$(561)	$—
Currency hedge portfolio derivatives	Net sales	8,632	(4,381)
Bunker fuel forward contracts	Cost of sales	(2,839)	(5,514)
Prior service cost and recognized actuarial loss amortization related to pensions*		$338	$265
* These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 8 for further details.
Note 10 – Income Taxes
The effective tax rates were 57% and (11)% for the quarters ended March 31, 2013 and 2012, respectively. The company records income taxes using an estimated annual effective tax rate for interim reporting. Under the annual effective tax rate method, jurisdictions with a projected loss where no tax benefit can be recognized are excluded from the calculation of the estimated annual effective tax rate. The effective tax rates for the quarters ended March 31, 2013 and 2012 were impacted by the mix in earnings among domestic and foreign jurisdictions, losses in various jurisdictions and certain discrete items. Many of these foreign jurisdictions have tax rates that are lower than the U.S. statutory rate, and the company continues to maintain full valuation allowances on net deferred tax assets in certain of these foreign jurisdictions. The effective tax rate for the first quarter of 2013 was also impacted by the company continuing to maintain a full valuation allowance on U.S. net deferred tax assets. In the fourth quarter of 2012, the company recorded a valuation allowance against most of its U.S. federal and state deferred tax assets, which are primarily net operating losses ("NOLs").
Note 11 – Advertising and Promotion Expense
Advertising and certain promotion expenses are included in "Selling, general and administrative" in the Condensed Consolidated Statements of Income and were $6 million and $7 million for the quarters ended March 31, 2013 and 2012, respectively.

Note 12 – Stock-Based Compensation
Stock-based compensation expense totaled $2 million for each of the quarters ended March 31, 2013 and 2012. Stock-based compensation expense relates primarily to the company's performance-based long-term incentive program ("LTIP"), stock options and time-vested restricted stock unit ("RSU") awards. LTIP awards cover three-year performance cycles and are measured partly on performance criteria (cumulative earnings per share and/or cumulative free cash flow generation) and partly on market criteria (total shareholder return relative to a peer group of companies). The fair value of LTIP awards containing performance criteria are based on the company's expectations of performance achievement and the closing stock price on the measurement date. The fair value of LTIP awards based on market criteria are measured using a Monte-Carlo simulation using publicly available data.
The company's LTIP awards are liability-classified awards. All other stock-based compensation is equity-classified, and therefore affects "Capital surplus." Changes in "Capital surplus" are primarily a result of stock compensation:

	Quarter ended March 31,
(In thousands)	2013	2012
Stock-based compensation	$1,952	$2,654
Shares withheld for taxes	(330)	(128)
Capital surplus increase	$1,622	$2,526
Note 13 – Segment Information
The company reports three business segments:

•	Bananas: Includes the sourcing (purchase and production), transportation, marketing and distribution of bananas.

•
Salads and Healthy Snacks: Includes ready-to-eat, packaged salads, referred to in the industry as "value-added salads" and other value-added products, such as healthy snacking items, fresh vegetable and fruit ingredients used in food service; processed fruit ingredient products; and the company's equity-method investment in the Danone JV, which sold Chiquita-branded fruit smoothies in Europe. In March 2013, the Danone JV sold its smoothie operations and the Chiquita brand is now licensed to a third-party manufacturer of smoothies in Europe. The JV continues pending resolution of its remaining obligations; the company has fully accrued any probable cash funding requirements to the JV.

•
Other Produce: Includes the sourcing, marketing and distribution of whole fresh produce other than bananas. As part of the restructuring plan, the company exited the North American deciduous business after the end of the California grape season at the end of 2012. Subsequently, the primary product of the Other Produce segment is pineapples.

Certain corporate expenses are not allocated to the reportable segments and are included in "Corporate costs," including costs related to the relocation of the company's headquarters and restructuring activities described in Note 2. Inter-segment transactions are eliminated.

Financial information for each segment follows:

	Quarter ended March 31,
(In thousands)	2013	2012
Net sales:
Bananas	$507,951	$520,226
Salads and Healthy Snacks	240,072	237,813
Other Produce	26,229	35,445
	$774,252	$793,484
Operating income (loss):
Bananas[1]	$30,231	$19,015
Salads and Healthy Snacks[2]	6,757	266
Other Produce[3]	(378)	(6,002)
Corporate costs[4]	(11,472)	(13,713)
	$25,138	$(434)

[1]
Includes the acceleration of $6 million of losses on ship sublease arrangements in the first quarter of 2012, net of $2 million of related sale-leaseback gain amortization during the sublease period. As part of the company's European shipping reconfiguration, five ships, two in the fourth quarter of 2011 and three in the first quarter of 2012, were removed from service and subleased. The primary leases for an equivalent number of ships were not renewed at the end of 2012. These accelerated sublease losses are included in "Cost of sales."

[2]
Includes $1 million of "Cost of sales" in the first quarter of 2013 for severance costs related to a fruit ingredient business. Includes $1 million of "Cost of sales" in the first quarter of 2012 primarily related to inventory write-offs to exit healthy snacking products that were not sufficiently profitable and $1 million of "Selling, general and administrative" to restructure the European healthy snacking sales force. These costs related to actions completed during the first quarter of 2012.

[3]	Includes $2 million of "Cost of sales" in the first quarter of 2012, primarily related to inventory write-offs to exit low-margin other produce.

[4]	Includes "Restructuring and relocation costs" further detailed in Note 2.
Note 14 – Commitments and Contingencies
The company had an accrual of $4 million, $4 million and $3 million related to contingencies and legal proceedings in Europe at each of March 31, 2013, December 31, 2012, and March 31, 2012, respectively. While other contingent liabilities described below may be material to the financial statements, the company has determined that losses in these matters are not probable and has not accrued any other amounts. Regardless of their outcomes, the company has paid, and will likely continue to incur, significant legal and other fees to defend itself in these proceedings, which may significantly affect the company's financial statements.
COLOMBIA-RELATED MATTERS
Tort Lawsuits. Between June 2007 and March 2011, nine civil tort lawsuits were filed against the company by Colombian nationals in U.S. federal courts. These lawsuits assert claims under various state and federal laws, including the Alien Tort Statute (the "ATS lawsuits"). The over 6,000 plaintiffs in the ATS lawsuits claim to be persons injured, or family members or legal heirs of individuals allegedly killed or injured, by armed groups that received payments from the company's former Colombian subsidiary. The company had voluntarily disclosed these payments to the U.S. Department of Justice as having been made by the subsidiary to protect its employees from risks to their safety if the payments were not made. This self-disclosure led to the company's 2007 plea to one count of Engaging in Transactions with a Specially-Designated Global Terrorist Group without having first obtained a license from the U.S. Department of Treasury's Office of Foreign Assets Control. The plaintiffs claim that, as a result of such payments, the company should be held legally responsible for the alleged injuries. Eight of the ATS lawsuits seek unspecified compensatory and punitive damages, as well as attorneys' fees and costs, with one seeking treble damages and disgorgement of profits without explanation. The other ATS lawsuit contains a specific demand of $10 million in compensatory damages and $10 million in punitive damages for each of the several hundred alleged victims in that suit. The company also has received requests to participate in mediation in Colombia concerning similar claims, which could be followed by litigation in Colombia. All of the ATS lawsuits have been centralized in the U.S. District Court for the Southern District of Florida for consolidated or coordinated pretrial proceedings ("MDL Proceeding"). The company believes the plaintiffs' claims are without merit and is defending itself vigorously.
Between June 2011 and March 2012, the court dismissed certain of the plaintiffs' claims, but allowed the plaintiffs to move forward with some ATS claims and claims asserted under Colombian law. The company believes it has strong defenses to the remaining claims. In March 2012, the court granted the company's motion for interlocutory appeal of legal questions raised by the court's refusal to dismiss certain ATS claims, and, in September 2012, the United States Court of Appeals for the Eleventh Circuit granted permission to pursue the interlocutory appeal. The Eleventh Circuit has directed the company to file its opening brief by late May 2013. In addition, the company has filed in the district court a motion to dismiss all of the ATS lawsuits on forum non conveniens grounds. That motion is pending.
In addition to the ATS lawsuits, between March 2008 and March 2011, four tort lawsuits were filed against the company by American citizens who allege that they were kidnapped and held hostage by an armed group in Colombia, or that they are the survivors or the estate of a survivor of American nationals kidnapped and/or killed by the same group in Colombia. The plaintiffs in these cases make claims under the Antiterrorism Act and state tort laws (the "ATA lawsuits") and contend that the company is liable because its former Colombian subsidiary allegedly provided material support to the armed group. The ATA lawsuits, which also have been centralized in the MDL Proceeding, seek unspecified compensatory damages, treble damages, attorneys' fees and costs and punitive damages. The company believes the plaintiffs' claims are without merit and is defending itself vigorously.
In February 2010, the company's motion to dismiss one of the ATA lawsuits was granted in part and denied in part and in March 2012, the company's motions to dismiss the other ATA lawsuits were denied. In November 2012, one of the ATA lawsuits was dismissed after the parties reached a confidential settlement agreement. The company believes it has strong defenses to the remaining claims in the ATA lawsuits.
Insurance Recovery. The company has primary and excess general liability insurance policies with substantial limits that the company believes should provide coverage for defense costs, settlements or judgments incurred in connection with the ATA and ATS lawsuits. The insurers have either reserved the right to deny coverage or denied coverage for these lawsuits, and except as discussed below there can be no assurance that the insurers will provide coverage for these claims. In 2008, the company commenced litigation in state court in Ohio against three of its primary insurers seeking coverage for defense costs incurred in connection with the ATA and ATS lawsuits; a fourth primary insurer was joined to that lawsuit in early 2009. Later in 2009, the company entered into settlement agreements under which three of its primary insurers agreed to pay, in total, approximately 40 percent of the company's defense costs in the ATA and ATS lawsuits. In late 2012, one of these settling insurers paid the full amount of a settlement in an ATA lawsuit. In December 2011, the Ohio state trial court entered a final judgment against the fourth primary insurer, National Union, ruling that National Union is obligated to pay all defense costs reasonably incurred by the company in the defense of ATS and ATA lawsuits that allege that injury or damage occurred during the period of the National Union primary policies, except to the extent that such defense costs have been reimbursed by other primary insurers pursuant to their settlements with the company. National Union appealed the trial court's rulings to the Ohio Court of Appeals. In March 2013, the Ohio Court of Appeals reversed the trial court's ruling and held that National Union is not obligated to provide coverage for defense costs in the ATS and ATA lawsuits. As of March 31, 2013, National Union had paid the company $12 million as reimbursement for defense costs. This sum is being deferred in "Other Liabilities" on the Condensed Consolidated Balance Sheet because National Union asserts that it is entitled to obtain reimbursement of this amount from the company based on the outcome of its appeal in the coverage case. In its ruling in March 2013, the Ohio Court of Appeals remanded the case to the trial court to determine whether National Union is entitled to repayment of the defense costs that it has already paid. In April 2013, the company filed a notice of appeal in the Ohio Supreme Court and a memorandum in support of jurisdiction, asking the Ohio Supreme Court to exercise its discretion to review the March 2013 ruling of the Ohio Court of Appeals.
Colombia Investigation. The Colombian Attorney General's Office has been conducting an investigation into payments made by companies in the banana industry to paramilitary groups in Colombia. Included within the scope of the investigation are the payments that were the subject of the company's 2007 plea in the United States. In March 2012, the prosecutor in charge of the investigation issued a decision which concluded that the company's former Colombian subsidiary had made payments in response to extortion demands and that the payments were not illegal under Colombian law. Based on these findings, the prosecutor closed the investigation. As provided for under Colombian law, the prosecutor's decision was reviewed by senior officials in the Colombian Attorney General's office pursuant to a legal standard specifying that any evidence in the record suggesting that a crime may have occurred is sufficient to justify the reopening of the investigation. Applying this standard, in December 2012, the Colombian Attorney General's Office determined that the investigation should continue and not be closed. The Attorney General's office did not make any finding that persons connected with the company's former Colombian subsidiary committed wrongdoing of any kind, only that the matter warrants further investigation. The company believes that it has at all times complied with Colombian law.
ITALIAN CUSTOMS AND TAX CASES
1998-2000 Cases. In October 2004, the company's Italian subsidiary, Chiquita Italia, received the first of several notices from various customs authorities in Italy stating that it is potentially liable for additional duties and taxes on the import of bananas by Socoba S.r.l. ("Socoba") from 1998 to 2000 for sale to Chiquita Italia. The customs authorities claim that (i) the amounts are due because these bananas were imported with licenses (purportedly issued by Spain) that were subsequently determined to have been forged and (ii) Chiquita Italia should be jointly liable with Socoba because (a) Socoba was controlled by a former general manager of Chiquita Italia and (b) the import transactions benefited Chiquita Italia, which arranged for Socoba to purchase the bananas from another subsidiary of the company and, after customs clearance, sell them to Chiquita Italia. Chiquita Italia is contesting these claims, principally on the basis of its good faith belief at the time the import licenses were obtained and used that they were valid.
Of the original notices, separate civil customs proceedings were ultimately brought and are now pending against Chiquita Italia in four Italian jurisdictions, Genoa, Trento, Aosta and Alessandria. In Genoa, Chiquita Italia won at the trial level, lost on appeal, and appealed to the Court of Cassation, the highest level of appeal in Italy, where the decision is pending. In Trento, Chiquita Italia lost at the trial level, lost at the initial appeal level in a decision published in February 2012 and has appealed this decision to the Court of Cassation where the decision is pending. In Aosta, Chiquita Italia lost at the trial level and in March 2013 filed an appeal against this decision. In Alessandria, Chiquita Italia lost at the trial level, and appealed but the case has been stayed pending a ruling in a separate case in Rome. The Rome case referred to above was brought by Socoba (and Chiquita Italia intervened voluntarily) on the issue of whether the forged Spanish licenses used by Socoba should be regarded as genuine in view of the apparent inability to distinguish between genuine and forged licenses. In an October 2010 decision, the Rome trial court rejected Socoba's claim that the licenses should be considered genuine on the basis that Socoba had not sufficiently demonstrated how similar the forged licenses were to genuine Spanish licenses. Socoba has appealed this decision. In an unrelated case addressing similar forged Spanish licenses used in Belgium, the EU Commission has ruled that these types of licenses were such good forgeries that they needed to be treated as genuine, and Chiquita Italia has brought this decision to the attention of the customs authorities in Genoa and Alessandria to seek relief in relation to the pending customs case. The Genoa customs authorities declined to give the benefit of the decision to Chiquita Italia. Chiquita Italia's appeal against this Genoa decision to the tax court is pending. The Alessandria customs authorities have so far declined to address the request.
Under Italian law, the amounts claimed in the Trento, Alessandria and Genoa cases have become due and payable notwithstanding the pending appeals. Deposits made in these cases are deferred in "Other current assets" and "Investments and other assets, net" on the Consolidated Balance Sheets pending resolution of the appeals process. If Chiquita Italia ultimately prevails in its appeals, all amounts deposited will be reimbursed with interest. A summary of claims and deposits paid as of March 31, 2013 is as follows:

	Claim (In millions)	Interest and Penalties Claimed (In millions)	Total Claim (In millions)	Deposits Paid Pending Appeal (In millions)
Trento	€3.3	€3.1	€6.4	€6.4	Deposits paid in 36 equal monthly installments ended March 2012.
Alessandria	€0.3	€0.2	€0.5	€0.5	Deposits paid in 36 equal monthly installments ended March 2012.
Genoa	€7.4	€1.0	€8.4	€0.9
Monthly deposit payments of €118 thousand began in August 2012 and will continue through July 2018, unless a successful appeals process is completed sooner. €6 million of interest was deducted from the original request based on the judge's ruling. The customs authorities have appealed this decision.

2004-2005 Cases. In 2008, Chiquita Italia was required to provide documents and information to the Italian fiscal police in connection with a criminal investigation into imports of bananas by Chiquita Italia during 2004 and 2005, and the payment of customs duties on these imports. The focus of the investigation was an importation process whereby the company sold some of its bananas to holders of import licenses who imported the bananas and resold them to Chiquita Italia (indirect import challenge), a practice the company believes was legitimate under both Italian and EU law and was widely accepted by authorities across the EU and by the EC. The Italian prosecutors are pursuing this matter with respect to 2005 only. If criminal liability is ultimately determined, Chiquita Italia could be civilly liable for damages, including applicable duties, taxes and penalties.

Tax authorities issued assessment notices for 2004 and 2005, which were appealed to the first level Rome tax court; in June 2011, the court rejected the appeal for 2004. Chiquita Italia appealed this decision and, in October 2012, the appeals court ruled in favor of Chiquita Italia with respect to 2004. A significant portion of the 2005 income tax assessment has been withdrawn by the tax authorities. In April 2013, a court ruled against Chiquita for the remainder of the assessment. Chiquita has the right to appeal. Separately, customs authorities have also issued assessments for these cases, and Chiquita Italia's appeals of these customs assessments were rejected by the first level Rome tax court and the regional court. Chiquita Italia has appealed the decisions about the customs assessments to the Court of Cassation, the highest level of appeal in Italy. In each case, Chiquita Italia has received payment notifications from the tax and customs authorities, but the 2004 tax assessment has been annulled based on the October 2012 appeals court ruling and the company is claiming reimbursement of payments made. Deposits made under these cases are deferred in "Investments and other assets, net" on the Consolidated Balance Sheets pending resolution of the appeals process. If Chiquita Italia ultimately prevails in its appeals, all amounts deposited will be reimbursed with interest. A summary of assessments and deposits paid is as follows:

	Assessment (In millions)	Interest and Penalties Assessed (In millions)	Total Assessment (In millions)	Deposits Paid Pending Appeal (In millions)
Income Tax Assessment for 2004/2005	€12.0	€19.1	€31.1	€1.5
Monthly deposit payments of €113 thousand began in March 2012. The appeals court ruled in favor of Chiquita Italia in October 2012 for the 2004 assessments and all but €0.5 million of the 2005 assessments have been withdrawn. The company has requested relief from these payments and reimbursement.

Customs Tax Assessment for 2004/2005	€18.2	€10.2	€28.4	€8.7	Monthly deposit payments of €350 thousand began in September 2011 and will continue through September 2017, unless a successful appeals process is completed sooner.
The fiscal police investigation also challenged the involvement of an entity of the company incorporated in Bermuda in the sale of bananas directly to Chiquita Italia (direct import challenge), as a result of which the tax authorities claimed additional taxes of €13 million ($17 million) for 2004 and €19 million ($25 million) for 2005, plus interest and penalties. In order to avoid a long and costly tax dispute, in April 2011, Chiquita Italia reached an agreement in principle with the Italian tax authorities to settle the dispute and recorded expense for the settlements at that time. Under the settlement, the tax authorities agreed that the Bermuda corporation's involvement in the importation of bananas was appropriate and Chiquita Italia agreed to an adjustment to the intercompany price paid by Chiquita Italia for the imported bananas it purchased from this company, resulting in a higher income tax liability for those years. Chiquita Italia paid a settlement of €3 million ($4 million) of additional income tax for 2004 and 2005, including interest and penalties, which was significantly below the amounts originally claimed. The portion of the settlement for 2005 is still subject to approval by the Rome tax court; approval is expected in 2013. As part of the settlement, Chiquita Italia also agreed to a pricing adjustment for its intercompany purchases of bananas for the years 2006 through 2009, resulting in payments in 2011 of €2 million ($3 million) of additional tax and interest to fully settle those years. The indirect import challenge described above is not part of the settlement.
Chiquita Italia continues to believe that it acted properly and that all the transactions for which it has received assessment notices were legitimate and reported appropriately, and, aside from those issues already settled, continues to vigorously defend the transactions at issue.
CONSUMPTION TAX REFUNDS
The company has and has had several open cases seeking the refund of certain consumption taxes paid between 1980 and 1990 in various Italian jurisdictions. As gain contingencies, these refunds and any related interest are recognized when realized and all gain contingencies have been removed. In January 2012, the company received €20 million ($26 million) related to a favorable decision from a court in Salerno, Italy. The claim is not considered resolved or realized, as the decision has been appealed to a higher court. Consequently, the receipt of cash has been deferred in "Other liabilities" on the Consolidated Balance Sheets. Decisions in one jurisdiction have no binding effect on pending claims in other jurisdictions and all unresolved claims may take years to resolve. If the company were to lose on appeal, it may be required to repay the consumption tax refunds received.

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
2012 was a year of transformation for Chiquita, and we are pleased with the progress that we have been able to show through the first quarter of 2013. Our restructuring and relocation initiatives implemented at the end of 2012 have meaningfully reduced our "Selling, general and administrative" expenses, and our strategic decisions to focus on our core bananas and salads businesses, combined with the deployment of efficiency and productivity initiatives in our value chain have resulted in lower logistics costs and improved volume and costs per box at our owned farms. As previously discussed, we secured 5 million boxes of incremental volume in our core North American bananas business in late 2012. These wins have driven significant volume gains in our North American business in first quarter of 2013 compared to 2012 and have resulted in further logistics cost savings enhanced by scale efficiencies.
Changes in our agriculture practices and favorable weather conditions in regions where our bananas are grown increased productivity and reduced costs not only on our owned banana farms but in the cost of purchased bananas because we were able to significantly reduce the volume of fruit purchased in the spot market in the first quarter of 2013 as compared to 2012. European banana pricing in the first quarter of 2013 was higher than the same period of 2012 continuing the trend from late 2012, although volume was lower as we prioritized price over volume and eliminated approximately 1 million boxes of low value, second brand contracted volume. Typically European pricing is significantly stronger in the first half of the year, however through April 2013, pricing has remained relatively flat versus 2012 pricing, which we attribute to balanced supply and demand.
In late February 2013, we commenced shipping private label salads against our communicated signature win. We anticipate that the several private label wins to date will deliver approximately 2 million annualized cases, beginning from the second quarter of this year. Retail value-added salad volumes were lower in the first quarter of 2013 compared to 2012, as expected, reflecting customer contract losses and conversions from branded to private label that continued into early 2012. Higher pricing and improved mix partially offset the lower volumes. In the first quarter of 2013, our salad business experienced adverse weather conditions in the Yuma growing regions that resulted in reduced yields and increased raw product cost. We were able to partly offset these increased costs through manufacturing efficiencies, and our value-added salad results improved versus the same period of 2012, though remained below our long term expectations for the business. We realized improvements versus the same period of 2012 in volume and pricing of foodservice and healthy snacking that both enhanced segment results and further absorbed fixed overhead costs. We remain on schedule in the construction of a new, more efficient and more automated salad production and warehousing facility in the Midwest that will fully replace three existing facilities in the region. The first production lines were operating in April, and we expect to be fully transitioned during third quarter 2013.
Comparisons of 2013 to 2012 were also affected by exit activities in the first quarter of 2012 that included: $6 million of expected net losses on the sublease of ships that were removed from service as a result of implementing a new European shipping configuration; $4 million of expense related to the relocation of our headquarters from Cincinnati to Charlotte; and $4 million of charges related to asset write-offs and severance related to discontinued product lines.
On February 5, 2013, we issued $425 million of 7.875% senior secured notes due February 1, 2021 (the "7.875% Notes") and entered into a secured asset-based lending facility (the "ABL Facility") that has a maximum borrowing capacity of $200 million, subject to a borrowing base calculation based on specified percentages of our domestic accounts receivable, certain inventory and certain domestic machinery and equipment with the potential for additional advances against foreign accounts receivable. The $457 million of net proceeds from issuance of the 7.875% Notes and the initial borrowings of the ABL Facility were used to retire our previous senior secured credit facility (Term Loan and Revolving Credit Facility) and to retire our 7½% Senior Notes. This refinancing significantly extends our debt maturities and reduces the cash required for debt service over the next several years, provides financial flexibility in the form of reduced financial maintenance covenants and provides the ability to reduce debt with excess cash flow during this period. In connection with the refinancing, we recorded a $6 million loss on debt extinguishment for the write-off of deferred financing fees related to the debt that was extinguished.
Our results are subject to significant seasonal variations and interim results are not indicative of the results of operations for the full fiscal year. Generally, our results during the second half of the year are weaker than in the first half of the year due to increased availability of competing fruits and resulting lower banana prices, as well as seasonally lower consumption of salads in the fourth quarter. However, due to trends and transactions described above and below, we expect the quarterly flow of earnings to differ during 2013 as compared to prior years. For a further description of our challenges and risks, see the Overview section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part I - Item 1A - Risk Factors" in our 2012 Annual Report on Form 10-K and discussion below.

Operations

	Quarter ended March 31,
(In millions)	2013	2012
Net sales:
Bananas	$508	$520
Salads and Healthy Snacks	240	238
Other Produce	26	35
	$774	$793
Cost of sales:
Bananas	$441	$451
Salads and Healthy Snacks	209	208
Other Produce	26	44
Corporate costs	3	3
	$679	$705
Operating income (loss):
Bananas	$30	$19
Salads and Healthy Snacks	7	0
Other Produce	(0)	(6)
Corporate Costs	(11)	(14)
	$25	$(0)
Table may not total or recalculate due to rounding.
CONSOLIDATED NET SALES, COST OF SALES AND OPERATING INCOME
Net sales declined on a consolidated basis by 2.4% in the quarter ended March 31, 2013, compared to the same period in 2012. Our banana sales were lower in the first quarter of 2013 primarily as a result of lower volumes in core Europe and the Middle East, an unfavorable exchange rate net of hedging and lower pricing in North America. These declines were partially offset by significant new banana volumes in North America as a result of recent customer wins and better pricing in core Europe. Salad and Healthy Snacks sales were slightly higher, driven mainly by improved volumes and pricing in our Healthy Snacks and Foodservices businesses. Retail value-added salad net sales were slightly lower primarily reflecting customer contract losses and conversions from branded to private label that continued into early 2012. Sales of other produce declined primarily as a result of discontinuing our North American deciduous product lines at the end of 2012.
Cost of sales decreased on a consolidated basis by 3.7% in the quarter ended March 31, 2013, compared to the same period in 2012. Our restructuring and relocation initiatives were fully implemented beginning in the first quarter of 2013, resulting in significant improvements in our banana sourcing and logistics costs from the deployment of value chain efficiency and productivity initiatives at the end of 2012 and the reduction in overhead expenses benefiting both "Cost of sales" and "Selling, general and administrative" expense. Additionally, as a result of discontinuing our North American deciduous business at the end of 2012, cost of sales for our Other Produce segment was lower.
As a result, our operating income increased on a consolidated basis in the quarter ended March 31, 2013 compared to the same period in 2012.
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

BANANA SEGMENT
Net sales for the segment were $508 million and $520 million for the first quarter of 2013 and 2012, respectively. Significant increases (decreases) in segment net sales compared to the year-ago period were as follows:

(In millions)	Q1
Pricing	$—
Volume	(6)
Average European exchange rates	(8)
Unrealized gains on currency hedge portfolio[1]	3
Other	(1)
Change in Banana segment net sales	$(12)
1 Hedge accounting was terminated on certain positions included in our currency hedge portfolio during the first quarter of 2013, and therefore unrealized gains related to these positions are included in net sales. See Note 6 to the Condensed Consolidated Financial Statements for further details.
Our banana sales volumes1 in 40-pound box equivalents were as follows:

(In millions, except percentages)	Q1 2013	Q1 2012	% Change
North America	17.5	15.8	10.8%
Europe and the Middle East:
Core Europe[2]	9.1	10.5	(13.3)%
Mediterranean[3]	3.0	2.6	11.5%
Middle East	1.1	1.7	(31.0)%
1 Volume sold represents all banana varieties, including Chiquita to Go, Chiquita minis, organic bananas and plantains.
2 Core Europe includes the 27 member states of the European Union, Switzerland, Norway and Iceland. Banana sales in Core Europe are primarily in euros but also include other European currencies.
3 Mediterranean markets are mainly European and Mediterranean countries that do not belong to the European Union.
The following table shows year-over-year favorable (unfavorable) percentage changes in our banana prices for 2013 compared to 2012:

Q1
North America[1]	(3.3)%
Core Europe:
U.S. Dollar Basis[2]	5.9%
Local currency	5.0%
Mediterranean	2.4%
Middle East	(5.5)%

[1]	North America pricing includes fuel-related and other surcharges.

[2]	Prices on a U.S. dollar basis exclude the effect of hedging.
Cost of sales in the Banana segment was $441 million and $451 million for the first quarter of 2013 and 2012, respectively. Significant increases (decreases) in segment cost of sales compared to the year-ago period were as follows:

(In millions)	Q1
Volume	$(2)
Sourcing and logistics costs	(4)
Average European exchange rates	4
Acceleration of losses on ship sublease arrangements in 2012	(6)
Tariffs	(1)
Other	(1)
Change in Banana segment cost of sales	$(10)

Our logistics costs were lower in 2013 than in 2012 as a result of the continued optimization of our logistics network and additional volume distribution in North America, which resulted in logistical scale efficiencies that more than overcame other cost increases. Logistics costs are significantly affected by fuel prices, and include the effect of bunker fuel hedges, which was a benefit of $2 million and $6 million for the first quarter of 2013 and 2012, respectively.
Sourcing costs include costs of producing fruit in our owned operations and purchasing fruit from our third party growers. Sourcing costs were lower in 2013 than in 2012, primarily due to increased productivity on both our owned operations and our third party growers, which resulted in significantly less fruit purchased in the spot market in 2013.
In third quarter of 2011, we implemented a new European shipping configuration that resulted in significant reductions in logistics costs in 2012 that will continue in 2013. The new configuration involves shipment of part of our core volume in container equipment on board third-parties' container ships. This container capacity is more flexible than leasing entire ships, which is expected to primarily benefit the second half of the year, when volume demand is typically lower. As a result of the shipping reconfiguration, five chartered cargo ships were subleased until the end of 2012, and an equivalent number of ship charters were not renewed in 2013. We accelerated $6 million of losses on the three sublease arrangements in the first quarter of 2012, net of $2 million of related deferred sale-leaseback gain amortization during the sublease period.
Operating income in the Banana segment was $30 million and $19 million for the first quarter of 2013 and 2012, respectively. Significant increases (decreases) in segment operating income compared to the year-ago period were as follows:

(In millions)	Q1
Change in Banana segment net sales from above	$(12)
Change in Banana segment cost of sales from above	10
Selling, general and administrative expenses	10
Other	3
Change in Banana segment operating income	$11
Selling, general and administrative expenses were lower in 2013 compared to 2012 as a result of the restructuring initiatives implemented in late 2012, which resulted in lower headcount and reduced marketing investments.
Our primary markets are in North America and Europe, but we also have sales in the Middle East and other markets. The majority of our sales in the Middle East are in Iran under license from the U.S. government that allows sale of food products to non-sanctioned parties. Sales to Iranian customers are in U.S. dollars and represent $19 million, $20 million and $17 million of "Trade receivables, less allowances" on the Condensed Consolidated Balance Sheet as of March 31, 2013, December 31, 2012 and March 31, 2012, respectively. Even though the sales in Iran are permitted, the international sanctions against Iran are affecting the ability of Iranian customers to pay invoices within terms because it is difficult for them to obtain U.S. dollars, euros or other suitable currencies in sufficient quantity on a regular basis. Over the course of 2012, our receivable balance with these customers increased, and we established payment plans with each of these customers to reduce their balances. Most Iranian customers have so far been able to find acceptable methods of payment to comply with their payment plans. However, one significant customer has not, and as a result, we reserved $9 million of these receivables in the second half of 2012 representing the excess of the customer's obligations over the cash it has posted as collateral. We source bananas from the Philippines for sale in the Middle East under a committed-volume long term purchase contract with a former joint venture partner through 2016. To mitigate our risk in 2013, we have reduced the amount of volume being sent to Iran and have developed customers in other Middle Eastern markets, such as Iraq and Saudi Arabia, even though pricing is lower in these other markets. However, Iran remains an important market for our Philippine-sourced bananas.
We use hedging instruments (derivatives) to reduce the negative cash flow and earnings effect that any significant decline in the value of the euro would have on the conversion of euro-based revenue into U.S. dollars for up to 18 months in the future. To minimize the volatility that changes in fuel prices could have on the operating results of our core shipping operations, we also use hedging instruments (derivatives) to lock in prices of future bunker fuel purchases for up to three years in the future. Further discussion of hedging risks and instruments can be found under the caption Item 3 – Quantitative and Qualitative Disclosures About Market Risk below and Note 6 to the Condensed Consolidated Financial Statements.
The average spot and hedged euro exchange rates were as follows:

(Dollars per euro)	Q1 2013	Q1 2012	% Change
Euro average exchange rate, spot	$1.32	$1.31	1.1%
Euro average exchange rate, hedged1	1.28	1.34	(4.9)%
1 Only includes realized hedging gains and losses.

The net European currency impact increased (decreased) our results as compared to the year-ago period as follows:

Q1
Revenue	$2
Local costs	(0)
Hedging[1]	(11)
Unrealized gains on currency hedge portfolio[2]	3
Balance sheet translation[3]	(3)
Net European currency impact	$(9)
Columns may not total due to rounding.

[1]	First quarter hedging loss was $6 million in 2013 versus gains of $4 million recognized in the same period of 2012.

[2]
As further described in Note 6 to the Condensed Consolidated Financial Statements, hedge accounting was terminated for certain currency hedges that were transferred to banks participating in our ABL Credit Facility. These unrealized gains were recognized in "Net sales" in the first quarter of 2013 for positions originally intended to hedge sales in the second and third quarters of 2013. Termination of hedge accounting does not change the economic purpose or effect to reduce uncertainty in the U.S. dollar realization of euro-denominated sales, but does result in unrealized changes in fair value of these hedge positions to be recognized currently in "Net sales" until the hedge positions settle.

[3]	First quarter balance sheet translation was a loss of $2 million in 2013 versus a gain of $1 million in the same period of 2012.
EU Banana Import Regulation. From 2006 through 2010, bananas imported into the European Union ("EU") from Latin America, our primary source of fruit, were subject to a tariff of €176 per metric ton, while bananas imported from African, Caribbean and Pacific sources continue to enter the EU tariff-free (since January 2008 in unlimited quantities). In 2009, the EU and 11 Latin American countries reached the World Trade Organization ("WTO") Geneva Agreement on Trade in Bananas ("GATB"), under which the EU agreed to reduce tariffs on Latin American bananas annually, ending with a rate of €114 per metric ton by 2019. The GATB resulted in tariff rates per metric ton of €136 and €132 in 2012 and 2013, respectively. The EU also signed a WTO agreement with the United States, under which it agreed not to reinstate WTO-illegal tariff quotas or licenses on banana imports.
In another regulatory development, in June 2012, the EU signed free trade area ("FTA") agreements with (i) Colombia and Peru and (ii) the Central American countries. Under both FTA agreements, the EU committed to reduce its banana tariff to €75 per metric ton over ten years for specified volumes of banana exports from each of the countries covered by these FTAs, and further required that the banana volumes assigned to each country under the Central American FTA be administered through export licenses. Implementation of an export license system in the 1990's (subsequently declared illegal) significantly increased our logistics and other export costs. The EU implemented its Colombia-Peru FTA for Peru, but not Colombia, on March 1, 2013. Its agreements with Colombia and Central America are in various stages of ratification among the parties and are currently expected to be implemented in the second half of 2013 at the earliest. Because the approval procedures and implementation arrangements remain unsettled, it is unclear when the remaining FTAs will be implemented, and what, if any, effect the new FTAs will have on our operations.
SALADS AND HEALTHY SNACKS SEGMENT
Net sales for the Salads and Healthy Snacks segment were $240 million and $238 million for the quarters ended March 31, 2013 and 2012, respectively. Significant increases (decreases) in segment net sales compared to the year-ago period were as follows:

(In millions)	Q1
Pricing:
Retail value-added salads	$2
Healthy snacks, foodservice and other	5
Volume:
Retail value-added salads	(7)
Healthy snacks, foodservice and other	3
Mix:
Retail value-added salads	3
Healthy snacks, foodservice and other	(2)
Other	(2)
Change in Salads and Healthy Snacks segment net sales	$2

Sales in our retail value-added salads were slightly lower in 2013 as compared to 2012. Higher pricing and mix partially offset lower volumes. Retail value-added salad volumes were lower, as expected, due to customer contract losses and conversions from branded to private label that continued into early 2012. While traditionally we were a supplier of branded product offerings, we expanded our product offerings as part of our strategic transformation in 2012 without the need for significant capital expenditures. We now offer branded and private label packaged salads, organic packaged salads and whole-head lettuce products so as to offer our customers a more comprehensive set of salad solutions. We expect these changes to positively impact our results in 2013. During the fourth quarter of 2012, we were awarded private label business from certain retail grocery customers that commenced towards the end of the first quarter of 2013 and represents new estimated volume of 1.6 million cases for the balance of 2013 and 2 million cases annualized. Healthy snacks and foodservice businesses sales were slightly higher, driven mainly by improved volumes and pricing.
Volume and pricing for our retail value-added salads was as follows:

(In millions, except percentages)	Q1 2013	Q1 2012	% Change
Volume	11.7	12.3	(4.6)%
Pricing			3.3%
Pricing includes fuel-related and other surcharges. Fuel surcharges generally reset quarterly based on the previous quarter's average fuel index prices. The change in pricing represents the net change in sales of individual product pricing changes, without considering changes in product mix.
Cost of sales in the Salads and Healthy Snacks segment were $209 million and $208 million for the quarters ended March 31, 2013 and 2012, respectively. Significant increases (decreases) in segment cost of sales compared to the year-ago period were as follows:

(In millions)	Q1
Volume:
Retail value-added salads	$(5)
Healthy snacks, foodservice and other	2
Mix:
Retail value-added salads	1
Healthy snacks, foodservice and other	—
Industry input and manufacturing costs:
Retail value-added salads	6
Healthy snacks, foodservice and other	2
Other	(5)
Change in Salads and Healthy Snacks segment cost of sales	$1
Adverse weather in the Yuma growing regions in the first quarter of 2013 resulted in reduced yields and increased raw product cost that was partly offset by manufacturing efficiencies. The first quarter of 2012 also included costs of $1 million, primarily related to inventory write-offs, to exit healthy snacking products that were not sufficiently profitable.

Operating income (loss) in the Salads and Healthy Snacks segment was $7 million and less than $1 million for the quarters ended March 31, 2013 and 2012, respectively. Significant increases (decreases) in segment operating income compared to the year-ago period were as follows:

(In millions)	Q1
Change in Salads and Healthy Snacks segment net sales from above	$2
Change in Salads and Healthy Snacks segment cost of sales from above	(1)
Selling, general and administrative	4
Equity in losses of investees	2
Other	(1)
Change in Salads and Healthy Snacks segment operating income	$6
Selling, general and administrative expenses were lower in 2013 compared to 2012 as a result of the restructuring initiatives implemented in late 2012 and the timing of marketing spend. Other includes $1 million to restructure our European healthy snacking sales force in the first quarter of 2012.
In March 2013, the Danone JV sold its smoothie operations and the Chiquita brand is now licensed to a third-party smoothies manufacturer in Europe. The JV continues pending resolution of its remaining obligations; the company has fully accrued any probable cash funding requirements to the JV.
In June 2012, we entered into a 20-year lease agreement for a salad production and warehousing facility in the Midwest that will replace three existing facilities in the region. The lease agreement contains two 5-year extension periods. The new facility is expected to be more automated and efficient than the three existing plants that it will replace and is expected to further reduce operating costs when it is completed in the third quarter of 2013. The first production lines began operating in April 2013. Though the construction costs are being financed by the lessor, we are acting as the construction agent and will be responsible for all construction activity during the construction period because of the specialized nature of the facility. This results in us owning the facility for accounting purposes and as a result, we have recognized as of March 31, 2013 an asset of $34 million included in "Property, plant and equipment, net" and a corresponding $34 million obligation for the construction in progress of the leased facility included in "Other liabilities," which represents the cumulative cost of the facility through the balance sheet date. Total construction costs are expected to be approximately $40 million.
Goodwill and intangible asset balances in the segment decreased from March 31, 2012 primarily due to the impairments recorded in the fourth quarter of 2012 related to Fresh Express, which are fully described in our 2012 Annual Report on Form 10-K.
OTHER PRODUCE SEGMENT
Net sales for the segment were $26 million and $35 million for the quarters ended March 31, 2013 and 2012, respectively. Operating loss for the segment was less than $1 million and $6 million for the quarters ended March 31, 2013 and 2012, respectively. We exited our North American deciduous business after the end of the California grape season at the end of 2012. Our North American deciduous business represented approximately $40 million of net sales on an annual basis and an insignificant negative contribution to our operating income on an annual basis, although losses were incurred in the first quarter of 2012. The first quarter of 2012 also included $2 million of costs primarily related to inventory write-offs from the discontinuation of other non-strategic, low-margin products. Following the exit of the North American deciduous business, the primary product of the Other Produce segment is pineapples.
CORPORATE (INCLUDING HEADQUARTERS RELOCATION AND RESTRUCTURING COSTS)
Corporate expenses not allocated to the reportable segments and excluding those related to the relocation expenses discussed below were $11 million and $10 million for the quarters ended March 31, 2013 and 2012, respectively.
In August 2012, we announced a restructuring plan to transform the company into a branded commodity operator. The restructuring plan is designed to reduce costs and improve our competitive position by focusing resources on the banana and salad businesses, reducing investment in non-core products, reducing overhead and manufacturing cost and limiting consumer marketing activities. We expect this initiative to result in annual savings of at least $60 million in 2013. In connection with this restructuring plan, we eliminated approximately 300 positions worldwide. A total of $18 million of restructuring costs were recognized during the second half of 2012 including $11 million of severance, $5 million of impairments primarily related to fixed assets and certain promotional and packaging materials and $2 million of goodwill impairment. The restructuring was substantially complete at December 31, 2012, although cash payments related to the restructuring plan are expected to continue through 2014, primarily related to severance payments to the former chief executive officer.

Late in 2011, we committed to relocate our corporate headquarters from Cincinnati, Ohio to Charlotte, North Carolina, affecting approximately 300 positions. Concurrent with the headquarters relocation, we further consolidated approximately 100 additional positions previously spread across the U.S. to improve execution and accelerate decision-making. The relocation was completed in 2012 and was expected to cost approximately $30 million (including net capital expenditures of approximately $5 million after allowances from the landlord) of which a significant portion is expected to be recaptured through state, local and other incentives through 2022. We do not expect the restructuring activities described above to affect the realization of the relocation incentives. During the quarters ended March 31, 2013 and 2012, we incurred less than $1 million and $4 million, respectively, of relocation costs. As of March 31, 2013, we had incurred a total of $26 million of expense and $5 million of net capital expenditures related to the relocation. We expect to incur less than $1 million of additional expense primarily related to other costs through 2013, at which time related cash payments will also be substantially complete.
See Note 2 to the Condensed Consolidated Financial Statements for further information about our relocation and restructuring activities.
INTEREST AND LOSS ON DEBT EXTINGUISHMENT
Interest expense was $15 million and $11 million for the quarters ended March 31, 2013 and 2012, respectively. The increase in interest expense during the three months was related to a refinancing that occurred in the first quarter of 2013, when we issued $425 million of 7.875% senior secured notes due 2021 and entered into a new asset-based lending facility and used the proceeds to retire the 7.5% senior notes due 2014 and the credit facility. The refinancing extended debt maturities but increased interest expense due to higher average interest rates. "Loss on debt extinguishment" relates to the write-off of deferred financing fees related to the debt that was extinguished. See further description of refinancing, debt reduction and the amendment to our Credit Facility in Note 5 to the Condensed Consolidated Financial Statements and in Financial Condition - Liquidity and Capital Resources below.
INCOME TAXES
Income taxes were a net expense of $3 million and $1 million in the quarters ended March 31, 2013 and 2012, respectively. For the quarter ended March 31, 2013, the difference in the overall effective tax rate from the U.S. statutory rate is due to the existence of valuation allowances in the U.S. and other jurisdictions, as well as the mix of earnings across various jurisdictions and discrete tax items. See further details in Note 10 to the Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
We believe that our cash position, cash flow generated by operating subsidiaries and borrowing capacity will provide sufficient cash reserves and liquidity to fund our working capital needs, capital expenditures and debt service requirements for at least twelve months. At March 31, 2013 we had a cash balance of $52 million and $28 million in borrowings under the ABL Revolver (defined below), under which $74 million was available after $22 million was used to support letters of credit. In March 2013, we made an elective principal repayment of $9 million on the ABL Revolver. A subsidiary has a committed credit line of approximately €17 million ($22 million) for bank guarantees used primarily for payments due under import licenses and duties in European countries as of the date of this filing. We have €5 million ($6 million) of cash equivalents in compensating balance arrangements related to this committed credit line.
On February 5, 2013, we issued $425 million of 7.875% senior secured notes due February 1, 2021 ("7.875% Notes") at 99.274% of par and entered into a 5-year secured asset-based lending facility ("ABL Facility"). The $457 million of net proceeds from issuance of the 7.875% Notes and the initial borrowings of the ABL Facility were used to retire the Credit Facility and the 7½% Senior Notes at par plus accrued interest. This refinancing significantly extends our debt maturities and reduces the cash required for debt service over the next several years, while still providing the ability to reduce debt with excess cash flow during this period.
The ABL Facility consists of a revolver (the "ABL Revolver") and a $7.5 million term loan (the "ABL Term Loan") and matures at the earlier of February 5, 2018 or 60 days prior to the maturity of our existing 4.25% Convertible Senior Notes due August 15, 2016, unless such notes have been satisfactorily refinanced. The ABL Revolver has a maximum borrowing capacity of $200 million, subject to a borrowing base calculation based on specified percentages of our domestic accounts receivable, certain inventory and certain domestic machinery and equipment with the potential for additional advances against foreign accounts receivable. The ABL Term Loan requires annual repayments of approximately $2 million commencing April 1, 2013. See further information regarding the terms, description of the security and restrictions in Note 5 to the Condensed Consolidated Financial Statements.
In June 2012, we entered into a 20-year lease agreement for a salad production and warehousing facility in the Midwest that will replace three existing facilities in the region. The lease agreement contains two 5-year extension periods. The new facility is expected to be more automated and efficient than the three existing plants that it will replace and is expected to further reduce operating costs when it is completed in the third quarter of 2013. The first production lines began operating in

April 2013. Though the construction costs are being financed by the lessor, we are acting as the construction agent and will be responsible for all construction activity during the construction period because of the specialized nature of the facility. This results in us owning the facility for accounting purposes and as a result, we have recognized as of March 31, 2013 an asset of $34 million included in "Property, plant and equipment, net" and a corresponding $34 million obligation for the construction in progress of the leased facility included in "Other liabilities," which represents the cumulative cost of the facility through the balance sheet date. Total construction costs are expected to be approximately $40 million.
Cash provided by operations was $15 million and $13 million for the quarters ended March 31, 2013 and 2012, respectively. Improved operating income in the first quarter of 2013 as compared to the first quarter of 2012 resulted in higher operating cash flows. Operating cash flows in first quarter of 2012 include €20 million ($26 million) related to a refund claim for certain consumption taxes paid between 1980 and 1990 due to a favorable decision from a court in Salerno, Italy. This cash remains deferred in "Other liabilities" pending final result of the appeal process. See Note 14 to the Condensed Consolidated Financial Statements for further information.
Cash flow used in investing activities includes capital expenditures of $10 million and $12 million for the quarters ended March 31, 2013 and 2012, respectively.
Depending on fuel prices, we can have significant obligations or amounts receivable under our bunker fuel forward arrangements, although we would expect any liability or asset from these arrangements to be offset by the purchase price of fuel. At March 31, 2013, December 31, 2012 and March 31, 2012, our bunker fuel forward contracts were an asset of $8 million, $9 million and $29 million, respectively. Depending on euro exchange rates, we can have significant obligations or amounts receivable under our euro-based currency hedging contracts, although we would expect any liability or asset from these contracts to be more than offset by an increase in the dollar realization of the underlying sales denominated in foreign currencies. At March 31, 2013 and December 31, 2012 our euro-based currency hedging contracts including those transferred in February 2013 as further described in Note 6 to the Condensed Consolidated Financial Statements were a liability of $4 million and $23 million, respectively. We did not have euro-based currency hedging contracts at March 31, 2012. The amount ultimately due or receivable will depend upon fuel prices for our bunker fuel forward arrangements or the exchange rate for our euro-based hedging contracts at the dates of settlement. See Market Risk Management – Financial Instruments below and Note 6 and Note 7 to the Condensed Consolidated Financial Statements for further information about our hedging activities. We expect operating cash flows will be sufficient to cover any hedging obligations, if any.
In May 2013, the board of directors of the Danone JV approved a capitalization, and we expect to contribute €10 million to the Danone JV in the second quarter of 2013.
In 2012, we self-disclosed to the customs authorities in several jurisdictions that we were making certain value-added tax ("VAT") payments to the tax authority as opposed to the customs authority. To settle matters in Sweden, we will be required to make payments of $6 million, $4 million and $4 million in April, May and June of 2013, respectively, each time receiving refund of the amount paid before making the next payment. We expect to fund this through operating cash flow and for the matter to be settled by the third quarter of 2013. In Germany, it is possible that we would need to remit VAT of approximately €21 million to the customs authority and then request a refund from the tax authority for the same amount, which could result in a short-term cash requirement that would be funded through a draw on our ABL Revolver. It is possible that we will be permitted to amend our VAT filings without paying cash and requesting refund. We do not anticipate incurring any penalties.
We face certain contingent liabilities which are described in Note 14 to the Condensed Consolidated Financial Statements; in accordance with generally accepted accounting practices, reserves have not been established for most of the ongoing matters, even when we have been required to deposit payments to preserve our right to appeal some of the Italian customs and tax cases. In connection with these contingent liabilities, we have been required to deposit payments in installments totaling €46 million ($59 million) through 2018 to preserve our right to appeal the customs and tax assessments. Of these assessments, we have deposited €18 million ($23 million) through March 31, 2013, which is included partly in "Other current assets" and partly in "Investments and other assets, net" on the Condensed Consolidated Balance Sheet pending resolution of the appeals process. The installment plans as of March 31, 2013 call for annual deposit payments of approximately €6 million ($8 million) through 2016, €5 million ($7 million) in 2017 and €1 million ($2 million) in 2018; however, if we ultimately prevail in these cases, any deposits we have made will be refunded with interest. Because court rulings have varied, we have not been assessed in similar matters in other jurisdictions, but may be required to make additional payments based on future appeals or court rulings. We presently expect that we would use existing cash and borrowing resources together with operating cash flow to satisfy any such liabilities. It is possible that in future periods we could have to pay damages or other amounts in excess of the installment plans, the exact amount of which would be at the discretion of the applicable court or regulatory body.
Also as described in Note 14 to the Condensed Consolidated Financial Statements, in connection with a court judgment against one of our insurance carriers, National Union, we have received $12 million through March 31, 2013 from National

Union. We have deferred these cash receipts in "Other liabilities" pending resolution of the appeals process. If National Union ultimately is successful, we may be required to repay the reimbursements received from National Union.
We have not made dividend payments since 2006. Many of our debt instruments, including the 7.875% Notes and the ABL Facility, which are described in Note 5 to the Condensed Consolidated Financial Statements, impose limitations on CBII's ability to pay dividends on its common stock. At March 31, 2013, the company was in compliance with each of its debt instruments and expects to remain in compliance for at least twelve months.
Risks of International Operations
We operate in many foreign countries, including China and countries in Central America, Europe, the Middle East and Africa. Our activities are subject to risks inherent in operating in these countries, including government regulation, currency restrictions, fluctuations and other restraints, import and export restrictions, burdensome taxes, risks of expropriation, threats to employees, political and economic instability, terrorist activities, including extortion, and risks of U.S. and foreign governmental action in relation to us. Under certain circumstances, we might need to curtail, cease or alter our activities in a particular region or country. Trade restrictions apply to certain countries and certain parties under various sanctions, laws and regulations; our sales into Iran and Syria must be and are authorized by the U.S. government pursuant to these regulations, which generally or by specific license allow sales of our food products to those countries. In order to avoid transactions with parties subject to trade restrictions, we screen parties to our transactions against relevant trade sanctions lists.
See Note 14 to the Condensed Consolidated Financial Statements for a further description of legal proceedings and other risks including, in particular, (1) the civil litigation and investigations relating to payments made to our former Colombian subsidiary to a Colombian paramilitary group and (2) customs and tax proceedings in Italy.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates described in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012.
New Accounting Standards
There have been no relevant new accounting standards.
* * * * *
This quarterly report contains certain statements that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond the control of the company, including: the customary risks experienced by global food companies, such as prices for commodity and other inputs, currency exchange rate fluctuations, industry and competitive conditions (all of which may be more unpredictable in light of continuing uncertainty in the global economic environment), government regulations, food safety issues and product recalls affecting the company or the industry, labor relations, taxes, political instability and terrorism; challenges in implementing the relocation of its corporate headquarters and other North American corporate functions to Charlotte, North Carolina; challenges in implementing restructuring and leadership changes announced in August and October 2012 including its ability to achieve the cost savings and other benefits anticipated from the restructuring; unusual weather events, conditions or crop risks; continued ability to access the capital and credit markets on commercially reasonable terms and comply with the terms of its debt instruments; access to and cost of financing; and the outcome of pending litigation and governmental investigations involving the company, as well as the legal fees and other costs incurred in connection with such items.
The forward-looking statements speak as of the date made and are not guarantees of future performance. Actual results or developments may differ materially from the expectations expressed or implied in the forward-looking statements, and we undertake no obligation to update any such statements.
Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Reference is made to the discussion under Management's Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Management – Financial Instruments in our 2012 Annual Report on Form 10-K. As of March 31, 2013, the only material changes from the information presented in the Form 10-K are contained in the information provided below.
Our products are distributed in nearly 70 countries. International sales are made primarily in U.S. dollars and major European currencies. We reduce currency exchange risk from sales originating in currencies other than the U.S. dollar by exchanging local currencies for dollars promptly upon receipt. We consider our exposure, current market conditions and hedging costs in determining when and whether to enter into new hedging instruments to hedge the dollar value of our estimated euro net sales up to 18 months into the future. We may use average rate put options, average rate collars (an average rate put option paired with an average rate call option) and average rate forward contracts to manage our exposure to euro exchange rates. Average rate put options require an upfront premium payment and reduce the risk of a decline in the value of the euro without limiting the benefit of an increase in the value of the euro. Average rate euro call options sold by us require an upfront premium payment to be received from the counterparty and limit the benefit of an increase in the value of the euro without limiting the risk of a decline in the value of the euro. We may use average rate call options to reduce the cost of currency hedging coverage. Average rate forward contracts lock in the value of the euro and do not require an upfront premium. In some cases, we may enter into an average rate put and an average rate call at the same strike rate to lock in the future exchange rate of the notional amount, similar to an average rate forward.
At March 31, 2013, we had average rate euro put option hedge positions that protect approximately 50% of our expected net sales for the remainder of 2013 and approximately 25% of our expected net sales for the first half of 2014 from a decline in the exchange rate below $1.20 per euro and $1.30 per euro, respectively. We had euro rate call option hedge positions that limit the benefit of approximately 50% of our expected net sales for the remainder of 2013 and approximately 25% of our expected net sales for the first half of 2014 from an increase in the exchange rate above $1.28 per euro and $1.38 per euro, respectively. We also have average rate euro put options paired with average rate euro call options at the same strike rate that effectively lock in the value of the euro for approximately 35% of our expected net sales for the remainder of 2013 and approximately 25% of our expected net sales through the first half of 2014 at $1.23 per euro and $1.33 per euro, respectively. These positions can offset decreases in the value of the euro or can limit the benefit of an increase in the exchange rate, but in either case reduce the volatility of change in the value of the euro. We expect that any loss on these contracts would be more than offset by an increase in the dollar realization of the underlying sales denominated in foreign currencies. In connection with the February 2013 debt refinancing further discussed in Note 5 to the Condensed Consolidated Financial Statements, certain of our hedging counterparties that were members of the previous Credit Facility are no longer participants in the new ABL Facility. Upon consummation of the ABL Facility, we transferred all outstanding hedge positions with former Credit Facility members to lenders under the ABL Facility, which resulted in termination of hedge accounting for some of our euro options with various expiration dates through the third quarter of 2013. Termination of hedge accounting on certain of our euro options does not change our economical or monetary benefit / (obligation) or the value of the hedge instrument. See further discussion of termination of hedge accounting in Note 6 to the Condensed Consolidated Financial Statements.
Our shipping operations are exposed to the risk of rising fuel prices. To reduce the risk of rising fuel prices, we enter into bunker fuel forward contracts (swaps) that allow us to lock in fuel prices up to three years in the future. Bunker fuel forward contracts can offset increases in market fuel prices or can result in higher costs from declines in market fuel prices, but in either case reduce the volatility of changing fuel prices on our results. In 2011, we reduced our expected total bunker fuel consumption and changed the ports where bunker fuel is purchased through the implementation of a new shipping configuration. These changes resulted in recognition of $12 million of unrealized gains on bunker fuel contracts in "Cost of sales" in the Consolidated Statements of Income in the third quarter of 2011 originally intended to hedge bunker fuel purchases in future periods. These unrealized gains, previously deferred in "Accumulated other comprehensive income (loss)," were recognized because the forecasted hedged bunker fuel purchases, as documented by us, became probable not to occur. Bunker fuel forward contracts that were in excess of expected core fuel demand were sold and gains of $2 million were realized. The price we pay to ship bananas and other produce in container equipment on board third parties' container ships includes an adjustment for fuel costs that is not subject to our hedging program. At March 31, 2013, we had deferred gains on bunker fuel hedges included in "Accumulated other comprehensive income (loss)" of $5 million, $1 million and $1 million that are expected to offset our cost of bunker fuel in 2013, 2014 and 2015, respectively, and represent coverage for expected fuel purchases of approximately 70%, 70% and 50%, respectively.
We carry hedging instruments at fair value on our Consolidated Balance Sheets. The fair value of the currency hedge portfolio including those transferred in February 2013 as further described in Note 6 to the Condensed Consolidated Financial Statements and bunker fuel forward contracts was a net asset (liability) of $3 million, $(15) million and $29 million at March 31, 2013, December 31, 2012, and March 31, 2012, respectively. A hypothetical 10% increase in the euro currency rates would have resulted in a decline in fair value of the currency hedge portfolio of approximately $43 million at March 31, 2013. However, we expect that any loss on these put and call options would be more than offset by an increase in the dollar realization of the underlying sales denominated in foreign currencies. A hypothetical 10% decrease in bunker fuel rates would result in a decline in fair value of the bunker fuel forward contracts of approximately $14 million at March 31, 2013. However, we expect that any decline in the fair value of these contracts would be offset by a decrease in the cost of underlying fuel purchases.
See Note 6 to the Condensed Consolidated Financial Statements for additional discussion of our hedging activities. See Note 7 to the Consolidated Financial Statements for additional discussion of fair value measurements.

DEBT INSTRUMENTS
We are exposed to interest rate risk on our variable rate debt, which is primarily the outstanding balance under the ABL Facility. The refinancing in the first quarter of 2013 significantly reduced our exposure to changes in variable interest rates as our variable rate debt was reduced to $36 million at March 31, 2013. Based on this level of borrowing, a 1% change in interest rates would result in a change to interest expense of less than $1 million annually.
Although the Condensed Consolidated Balance Sheets do not present debt at fair value, we have a significant amount of fixed-rate debt whose fair value could fluctuate as a result of changes in prevailing market rates. At March 31, 2013, we had $625 million principal balance of fixed-rate debt, which included the 7.875% Notes issued in the February 2013 refinancing and the 4.25% Convertible Senior Notes. The $200 million principal balance of the Convertible Notes is greater than their $156 million carrying value due to the accounting standards for convertible notes such as ours that are described in Note 5 to the Condensed Consolidated Financial Statements. The $425 million principal balance of the 7.875% Notes is greater than their $422 million carrying value due to the related discount that will be amortized over the life of the 7.875% Notes. A hypothetical 0.50% increase in interest rates would have resulted in a decline in the fair value of our fixed-rate debt of approximately $15 million at March 31, 2013.
Item 4 – Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, are (a) accumulated and communicated to our management to allow timely decisions regarding required disclosure and (b) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. An evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness as of March 31, 2013 of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of that date.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We also maintain a system of internal accounting controls, which includes internal control over financial reporting, that is designed to provide reasonable assurance that our financial records can be relied upon for preparation of our consolidated financial statements in accordance with generally accepted accounting principles in the United States and that our assets are safeguarded against loss from unauthorized use or disposition. Based on an evaluation by management, with the participation of the Chief Executive Officer and Chief Financial Officer, during the quarter ended March 31, 2013, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information
Item 1 – Legal Proceedings
The information included in Note 14 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q regarding the Colombia Related Matters and the Italian Customs and Tax Cases is incorporated by reference into this Item.
Item 6 – Exhibits
Exhibit 10.1 - Form of Grant Notice for Long-Term Incentive Program 2013 - 2015
Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
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
May 10, 2013