Form 10-K/A
period 2012-12-31
CHIQUITA BRANDS INTERNATIONAL INC
filed 2013-06-27
CIK 101063

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

CHIQUITA BRANDS INTERNATIONAL, INC.
TABLE OF CONTENTS

Page
PART III

Item 15.    Exhibits and Financial Statement Schedules                        1
Signatures                                        24

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Form 10-K filed by us for the fiscal year ended December 31, 2012, which was originally filed on March 18, 2013 (the “Original 10-K”). Pursuant to Rule 3-09 of SEC Regulation S-X, we are filing this Amendment to include financial statements of our foreign equity method investee, Danone Chiquita Fruits SAS, as of and for the years ended December 31, 2012, 2011 and 2010. The audited financial statements of this unconsolidated company for the year ended December 31, 2011 are filed in this Amendment under Item 15. Exhibits and Financial Statement Schedules. In addition, new Exhibits 23.2, 31.1, 31.2 and, 32 are being filed, as required by the Commission regulations.

Except as set forth above, the Original 10-K is not amended, updated, or otherwise modified. This Amendment does not reflect events occurring after March 18, 2013, the date of the Original 10-K, or modify or update those disclosures that may have been affected by subsequent events.

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

* * * * * *

Unaudited Condensed Financial Statements of Danone Chiquita Fruits SAS

In May 2010, Chiquita Brands International, Inc (the "Chiquita") sold 51% of its European smoothie business to Produits Laitiers Frais Nord Europe SAS, a subsidiary of Danone S.A., ("Danone") to form Danone Chiquita Fruits SAS (the "Danone JV" or "DCF"), which is a joint venture intended to develop, manufacture and sell packaged fruit juices and fruit smoothies in Europe. Chiquita retains a 49% interest in DCF and accounts for its investment using the equity method.

DCF is controlled by Danone and is incorporated in France. The following unaudited condensed financial statements, presented in euros, have been prepared by DCF in accordance with generally accepted accounting principles in France ("French GAAP"), except that they do not include all required information, such as footnotes. The unaudited condensed financial statements as of and for the year ended December 31, 2012 have yet not been reviewed by the Board of Directors of DCF nor approved by the shareholders of DCF as required for issuance under French law. As described below, French GAAP may differ from generally accepted accounting principles in the United States ("U.S. GAAP").

The condensed financial statements as of and for the years ended December 31, 2012 and 2010 are unaudited. The unaudited condensed financial statements for 2011 are derived from the audited financial statements that have been previously filed on Form 10-K/A on June 28, 2012 and are also included in this Form 10-K/A - Item 15 below. The management of the Danone JV is solely responsible for the form and content of the condensed financial statements. Chiquita has no responsibility for the form or content of the Danone JV's financial statements since Chiquita does not control the Danone JV and is not involved in the management of the Danone JV.

Danone Chiquita Fruits SAS
Condensed Financial Statements for the Year Ended December 31, 2012 (Unaudited)

	December 31, 2012			December 31, 2011
ASSETS		Depreciation,
		Amortization
	Gross	and Provisions	Net	Net

Uncalled subscribed capital (I)

Non-current assets:
Intangible assets	31,809,052	(29,299,052)	2,510,000	31,809,052
- Goodwill	28,110,765	(28,110,765)	—	28,110,765
- Other intangible assets	3,698,287	(1,188,287)	2,510,000	3,698,287

Property, plant and equipment	379,706	(150,212)	229,494	284,535
- Technical installations, equipment and industrial tools	379,706	(150,212)	229,494	284,535

Financial fixed assets			—	—
- Other equity interests			—	—

TOTAL II	32,188,758	(29,449,264)	2,739,494	32,093,587

Current assets:
Inventories	11,334		11,334	88,667
Goods for resale	11,334		11,334	88,667

Receivables	3,877,096	(817,440)	3,059,656	4,296,456
Trade notes and accounts receivable	2,558,127	(306,162)	2,251,965	2,579,435
Other receivables	1,318,969	(511,278)	807,691	1,717,021

Miscellaneous	885,406		885,406	538,902
Cash and cash equivalents	885,406		885,406	538,902

TOTAL III	4,773,836	(817,440)	3,956,396	4,924,026

Prepaid expenses (III)

GRAND TOTAL (I+II+III)	36,962,594	(30,266,704)	6,695,890	37,017,613

Danone Chiquita Fruits SAS
Condensed Financial Statements for the Year Ended December 31, 2012 (Unaudited)

EQUITY AND LIABILITIES	December 31, 2012	December 31, 2011
	net	net

Equity	(27,882,737)	27,779,012
Share capital	43,271,000	43,271,000
Additional paid-in capital	1,639,738	1,639,738
Revaluation reserve
Reserves:
- Legal reserve
- Regulated reserves
- Other reserves
Retained earnings/(Accumulated losses)	(17,131,726)	(7,359,055)
Net loss for the year	(55,661,749)	(9,772,671)
Tax-driven provisions
TOTAL I	(27,882,737)	27,779,012

Proceeds from issues of equity securities
Provisions for liabilities

TOTAL II	—	—

Provisions for contingencies	12,000,000
Provisions for liabilities

TOTAL III	12,000,000	—

Payables:
Convertible bonds
Other bonds
Bank loans and borrowings
Miscellaneous loans and borrowings
Downpayments received on orders in progress
Trade notes and accounts payable	4,578,582	5,660,754
Taxes and social liabilities	303,110	309,105
Amounts payable on fixed assets and other	—	—
Other payables	17,696,935	3,268,742
Deferred income

TOTAL IV	22,578,627	9,238,601

Unrealized foreign exchange gains (V)

GRAND TOTAL (I to V)	6,695,890	37,017,613

Payables due in less than one year	22,578,627	9,098,278

Danone Chiquita Fruits SAS
Condensed Financial Statements for the Year Ended December 31, 2012 (Unaudited)

		2012			2011	2010
		France	Exports and EU Sales	Total
OPERATING INCOME	Sales of goods for resale	933,795	13,134,448	14,068,243	17,138,652	9,789,319
	Net sales	933,795	13,134,448	14,068,243	17,138,652	9,789,319
	Increase in inventory of finished goods and work-in-progress
	In-house production
	Operating subsidies
	Reversals of depreciation, amortization and provisions, expense transfers
	Other income
	TOTAL OPERATING INCOME (I)	933,795	13,134,448	14,068,243	17,138,652	9,789,319
OPERATING EXPENSES	Purchases of goods for resale			8,115,895	9,081,638	4,736,073
	Change in inventory			77,334	93,894	(182,561)
	Other purchases and external charges			13,935,254	16,036,433	12,037,694
	Taxes, duties and other levies			76,092	54,859	84,714
	Wages and salaries			1,004,403	746,714	145,080
	Payroll taxes			418,329	351,921	72,996
	OPERATING PROVISIONS	Non-current assets: deprecation and amortization		49,004	65,938
	Non-current assets: additions to provisions
	Current assets: addition to provisions			815,454		1,757
	For contingencies and liabilities
	Other charges			977,147	389,735	246,092
	TOTAL OPERATING EXPENSES (II)			25,468,912	26,821,131	17,141,846
1- NET OPERATING EXPENSE (I-II)				(11,400,669)	(9,682,479)	(7,352,526)
FINANCIAL INCOME	Income allocated or loss transferred (III)
	Loss incurred or income transferred (IV)
	Investment income
	Income from other marketable securities and receivables on fixed assets
	Other interest income
	Reversals of provisions and expense transfers
	Foreign exchange gains			23,059	42,727	20,565
	Net proceeds on sales of marketable securities
	TOTAL FINANCIAL INCOME (V)			23,059	42,727	20,565
FINANCIAL CHARGES	Financial depreciation, amortization and provision expense
	Interest and similar expense			120,216	94,701
	Foreign exchange losses			47,734	38,218	27,093
	Net expenses on sales of marketable securities
	TOTAL FINANCIAL CHARGES (VI)			167,950	132,919	27,093
2- NET FINANCIAL EXPENSE				(144,891)	(90,192)	(6,528)
3- LOSS BEFORE NON-RECURRING ITEMS AND TAX				(11,545,560)	(9,772,671)	(7,359,055)

Danone Chiquita Fruits SAS
Condensed Financial Statements for the Year Ended December 31, 2012 (Unaudited)

	2012			2011	2010
	France	Exports and EU Sales	Total
NON-RECURRING INCOME	Non-recurring income on management transactions
	Non-recurring income on capital transactions
	Reversals of provisions and expense transfers
	TOTAL NON-RECURRING INCOME (VII)		—	—	—
NON-RECURRING EXPENSES	Non-recurring expenses on management transactions		2,817,137
	Non-recurring expenses on capital transactions
	Additions to non-recurring depreciation, amortization and provisions		41,299,052
	TOTAL NON-RECURRING EXPENSES (VIII)		44,116,189	—	—
4- NET NON-RECURRING INCOME (LOSS)			(44,116,189)	—	—
	Employee profit-sharing (IX)
	Income tax (X)
	TOTAL INCOME (I+III+V+VII)		14,091,302	17,181,379	9,809,884
	TOTAL EXPENSES (II+IV+VI)+VIII+IX+X)		69,753,051	26,954,050	17,168,939
5- NET LOSS FOR THE YEAR			(55,661,749)	(9,772,671)	(7,359,055)

Notes to Condensed Financial Statements of Danone Chiquita Fruits SAS (Unaudited)
In May 2010, Chiquita Brands International, Inc ("Chiquita") sold 51% of its European smoothie business to Produits Laitiers Frais Nord Europe SAS, a subsidiary of Danone S.A., ("Danone") to form Danone Chiquita Fruits SAS (the "Danone JV" or "DCF"), which is a joint venture intended to develop, manufacture and sell packaged fruit juices and fruit smoothies in Europe. Chiquita retains a 49% interest in the Danone JV and accounts for its investment using the equity method.
DCF is controlled by Danone and is incorporated in France. The following unaudited condensed financial statements, presented in euros, have been prepared by DCF in accordance with generally accepted accounting principles in France ("French GAAP"), except that they do not include all required information, such as footnotes. The unaudited condensed financial statements as of and for the year ended December 31, 2012 have yet not been reviewed by the Board of Directors of DCF nor approved by the shareholders of DCF as required for issuance under French law. The unaudited condensed financial statements of DCF have been prepared on a basis assuming the business will continue as a going concern; however, see discussion of subsequent events in Note 3 below.

NOTE 1 - Contingency
Under a supply agreement between DCF and Nutrigreen ("NG"), DCF agreed to compensate to NG in the event that its volume of purchases from NG were less than a pre-determined volume set on an annual basis. Due to production problems encountered by NG during fiscal year 2011, DCF and NG determined that this contractual clause could not be applied as written. Volumes purchased from NG in both 2012 and 2011 were significantly below the pre-determined levels. In July 2012, DCF discontinued the product manufactured by NG and terminated the supply contract. As of December 31, 2012, DCF has accrued €12 million based upon the June 2013 settlement for termination of the agreement.

NOTE 2 - Impairment of Goodwill and Other Intangible Assets
In July 2012, DCF's board of directors approved a change in strategy, including discontinuation of the key product that was co-manufactured by NG. As a result of the change in strategy and the subsequent event described below, DCF determined that a decline in the fair value of its goodwill and other intangible assets had occurred and recorded €29 million of "Non-recurring amortization" to reduce the carrying value of these assets.

NOTE 3 - Subsequent Event
In March 2013, DCF sold its remaining smoothie operations to a third-party manufacturer of smoothies in Europe. After the sale, remaining DCF operations relate only to transitioning the smoothie operations to the buyer and to resolving its remaining obligations, such as the contingency described above. Contributions to DCF from Chiquita and Danone are limited by the joint venture agreement that formed DCF without unanimous consent of the owners to increase contribution limits; these limits will not be sufficient to fund all obligations of DCF.

NOTE 4 - Differences Between French GAAP and U.S. GAAP
Significant differences between generally accepted accounting principles in the United States ("U.S. GAAP") and French GAAP include:

•
Contingent liabilities. Under French GAAP, contingent liabilities are recorded when loss is more-likely-than-not to occur, and are measured as the best estimate of the loss or the mid-point of the range of equally probable outcomes. Under U.S. GAAP, contingent liabilities are recorded when loss becomes probable and are measured as the best estimate of the loss or the low end of the range of equally probable outcomes.

•
Business combination and excess purchase price. Under French GAAP,the acquisition of a subsidiary results in accounting of the subsidiary as an investment until the legal merger occurs, at which point purchase accounting is performed. The merger between a parent company and its subsidiaries owned at 100% is accounted as follows:

•	Assets and liabilities are recorded at historical cost less accumulated depreciation.

•
Difference between the value of the investment of the subsidiary in the parent entity and the net assets of the subsidiary is recorded as an intangible asset or expense depending on the nature of such difference.

Under US GAAP, the parent entity has to prepare consolidated financial statement when control is obtained. Consequently the subsidiary is either accounted for using the purchase accounting principles in case of an acquisition.

•
Exceptional items. Amounts presented, as “Exceptional Items” in the statement of income under French GAAP do not meet the definition of extraordinary items under US GAAP, as these items are not both unusual and infrequent.

•
Comprehensive income. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. In statutory financial statements under French GAAP, the concept of comprehensive income does not exist because French accounting principles do not allow any change in equity corresponding to this definition other than net income. Under US GAAP, comprehensive income and its components must be displayed in a statement of comprehensive income.

•
Leasing. Under French GAAP as applied by Danone Chiquita Fruits, every lease has been classified as an operating lease. Under US GAAP, a lease is classified as a finance lease if it transfers substantially all the risks and rewards incidental to ownership. The transfer of substantially all the risks and rewards is generally considered met when a lease meets one of the following criteria:

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

•
Deferred taxes. Under French GAAP as applied by Danone Chiquita Fruits, deferred tax assets and liabilities are not recorded. Under US GAAP, deferred tax is required to be accounted for in accordance with ASC 740 “Income Taxes”. ASC 740 is based on the principal that a deferred tax liability or asset should be recognized if the recovery of the carrying amount of an asset or the settlement of a liability will result in higher (or lower) tax payments in the future than would be the case if that recovery or settlement were to have no tax consequences. Thus, a deferred tax liability or asset is recognized for all such tax consequences that have originated but have not reversed by the balance sheet date. The manner in which an entity expects, at the balance sheet date, to recover the asset or settle the liability directly affects the amount of tax that would be payable or receivable in the future and should be reflected in the measurement of deferred tax at the balance sheet date.

•
Cash Flow statement. Under French GAAP, there is no requirement to include a cash flows statement in the separate financial statements of a company. Under US GAAP, cash flows must be displayed in a cash flows statement included in the company's financial statements.

* * * * * *

Previously Filed Financial Statements of Danone Chiquita Fruits SAS

The following financial statements of Danone Chiquita Fruits SAS and notes thereto were previously filed on Form 10-K/A on June 28, 2012. They are included as reference to supplement the preceding Condensed Financial Statements of Danone Chiquita Fruits SAS and have not been updated.

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
	Operating subsidies
	Reversals of depreciation, amortization and provisions, expense transfers
	Other income
	TOTAL OPERATING INCOME (I)	1,582,204	15,556,448	17,138,652	9,789,319
	Purchases of goods for resale			9,081,638	4,736,073
	Change in inventories			93,894	(182,561)
	Other purchases and external charges			16,036,433	12,037,694
	Taxes, duties and other levies			54,859	84,714
	Wages and salaries			746,714	145,080
	Payroll taxes			351,921	72,996
	OPERATING PROVISIONS	Non-current assets: depreciation and amortization		65,938
	Non-current assets: additions to provisions
	Current assets: additions to provisions				1,757
	For contingencies and liabilities
	Other charges			389,735	246,092
	TOTAL OPERATING EXPENSES (II)			26,821,131	17,141,846
1. NET OPERATING EXPENSE (I-II)				(9,682,479)	(7,352,526)
FINANCIAL INCOME	Income allocated or loss transferred (III)
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 27, 2013.

CHIQUITA BRANDS INTERNATIONAL, INC.

By	/s/ Joseph B. Johnson
Joseph B. Johnson
Vice President and Chief Accounting Officer

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

*+10.4
Chiquita Brands International, Inc. Capital Accumulation Plan, conformed to include amendments through January 1, 2013. (Exhibit 10.4 to Annual Report on Form 10-K for the year ended December 31, 2012)

*10.5
Guaranty, dated March 12, 2001, by Chiquita Brands, Inc. (n/k/a Chiquita Brands L.L.C.) of obligations of Chiquita Brands International, Inc., under its Capital Accumulation Plan. (Exhibit 10-I to Annual Report on Form 10-K for the year ended December 31, 2000)

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

*10.27	Separation Agreement effective May 31, 2012 between Waheed Zaman and Chiquita Brands International, Inc. (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

Exhibit Number	Description
*10.28	Separation Agreement dated December 11, 2012 between Joseph M. Huston and Chiquita Brands International, Inc. (Exhibit 10.28 to Annual Report on Form 10-K for the year ended December 31, 2012)

*13
Chiquita Brands International, Inc. consolidated financial statements, management's discussion and analysis of financial condition and results of operations, and selected financial data to be included in its 2012 Annual Report to Shareholders. (Exhibit 13 to Annual Report on Form 10-K for the year ended December 31, 2012)

*21	Chiquita Brands International, Inc. Subsidiaries (Exhibit 21 to Annual Report on Form 10-K for the year ended December 31, 2012)

*23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (Exhibit 23.1 to Annual Report on Form 10-K for the year ended December 31, 2012)

23.2	Consent of PricewaterhouseCoopers Audit SA, Independent Registered Public Accounting Firm, relating to financial statements of Danone Chiquita Fruits SAS

*24	Powers of Attorney (Exhibit 24 to Annual Report on Form 10-K for the year ended December 31, 2012)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

*101.INS**	XBRL Instance Document

*101.SCH**	XBRL Taxonomy Extension Schema Document

*101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

*	Incorporated by reference.

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