Form 10-Q
period 2013-06-30
CHIQUITA BRANDS INTERNATIONAL INC
filed 2013-08-08
CIK 101063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 2, 2013, there were 46,525,952 shares of Common Stock outstanding.

Chiquita Brands International, Inc.

PART I – Financial Information
Item 1 – Financial Statements
Chiquita Brands International, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Quarter ended June 30,		Six months ended June 30,
(In thousands, except share data)	2013	2012	2013	2012
Net sales	$812,171	$833,165	$1,586,423	$1,626,649
Cost of sales	693,346	727,607	1,372,497	1,432,578
Selling, general and administrative	62,484	65,131	116,261	132,940
Depreciation	13,455	12,833	27,082	26,057
Amortization	2,341	2,361	4,683	4,709
Equity in (earnings) losses of investees	(72)	866	(72)	2,569
Restructuring and relocation costs	41	6,770	258	10,633
Operating income	40,576	17,597	65,714	17,163
Interest income	775	750	1,507	1,649
Interest expense	(14,778)	(10,239)	(29,342)	(20,746)
Loss on debt extinguishment	—	—	(6,275)	—
Other income, net	1,568	—	2,123	—
Income (loss) before income taxes	28,141	8,108	33,727	(1,934)
Income tax (expense) benefit	2,959	(2,600)	(250)	(3,700)
Net income (loss)	$31,100	$5,508	$33,477	$(5,634)

Earnings (loss) per common share – basic	$0.67	$0.12	$0.72	$(0.12)
Earnings (loss) per common share – diluted	$0.66	$0.12	$0.71	$(0.12)
See Notes to Condensed Consolidated Financial Statements.

Chiquita Brands Inter-national, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Quarter ended June 30,		Six months ended June 30,
(In thousands)	2013	2012	2013	2012

Net income (loss)	$31,100	$5,508	$33,477	$(5,634)
Other comprehensive income (loss), net of tax where applicable:
Unrealized foreign currency translation gains (losses)	(17)	493	372	356

Change in fair value of available-for-sale investment	—	988	157	1,478
Realized gains of available-for-sale investment reclassified into Other income (expense), net	—	—	(561)	—
Net other comprehensive income (loss) related to available-for-sale investment	—	988	(404)	1,478

Unrealized losses on derivatives for the period	(11,187)	(22,190)	(2,125)	(4,401)
Derivative (gains) losses reclassified into Net sales	6,582	—	15,214	(4,381)
Derivative gains reclassified into Cost of sales	(2,151)	(4,139)	(4,990)	(9,653)
Net other comprehensive income (loss) related to derivatives	(6,756)	(26,329)	8,099	(18,435)

Actuarial gains (losses) for the period, net of $15, $6, $(130) and $(275), respectively, of income tax expense (benefit)	15	179	(1,406)	571
Pension cost amortization	338	266	676	531
Net other comprehensive income (loss) related to defined benefit pension and severance plans	353	445	(730)	1,102
	(6,420)	(24,403)	7,337	(15,499)
Comprehensive income (loss)	$24,680	$(18,895)	$40,814	$(21,133)
See Notes to Condensed Consolidated Financial Statements.

Chiquita Brands International, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)	June 30, 2013	December 31, 2012	June 30, 2012
ASSETS
Current assets:
Cash and equivalents	$66,968	$51,026	$52,668
Trade receivables, less allowances of $18,122, $19,028 and $7,222, respectively	302,725	285,151	325,267
Other receivables, net	68,486	65,109	64,893
Inventories	218,435	220,041	227,167
Prepaid expenses	41,466	40,814	44,259
Other current assets	18,837	18,335	32,193
Total current assets	716,917	680,476	746,447
Property, plant and equipment, net	393,840	395,299	382,494
Investments and other assets, net	88,173	81,528	116,078
Trademarks	426,085	426,085	449,085
Goodwill	18,095	18,095	176,979
Other intangible assets, net	91,596	96,279	100,988
Total assets	$1,734,706	$1,697,762	$1,972,071
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$3,078	$65,008	$36,777
Accounts payable	273,784	274,624	258,478
Accrued liabilities	153,171	140,700	118,470
Total current liabilities	430,033	480,332	413,725
Long-term debt and capital lease obligations, net of current portion	598,725	540,517	552,065
Accrued pension and other employee benefits	79,709	75,144	76,697
Deferred gain – sale of shipping fleet	13,356	20,204	25,962
Deferred tax liabilities	110,122	111,628	43,667
Other liabilities	88,047	99,535	75,838
Total liabilities	1,319,992	1,327,360	1,187,954
Commitments and contingencies	—	—	—
Shareholders' equity:
Common stock, $.01 par value (46,525,952, 46,317,433 and 45,960,472 shares outstanding, respectively)	465	463	460
Capital surplus	838,056	834,560	832,179
Accumulated deficit	(390,619)	(424,096)	(24,713)
Accumulated other comprehensive loss	(33,188)	(40,525)	(23,809)
Total shareholders' equity	414,714	370,402	784,117
Total liabilities and shareholders' equity	$1,734,706	$1,697,762	$1,972,071
See Notes to Condensed Consolidated Financial Statements.

Chiquita Brands International, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	Six months ended June 30,
(In thousands)	2013	2012
Cash provided (used) by:
OPERATIONS
Net income (loss)	$33,477	$(5,634)
Depreciation and amortization	31,765	30,766
Loss on debt extinguishment	6,275	—
Deferred income taxes	441	1,826
Amortization of discount on Convertible Notes	5,318	4,710
Equity in (earnings) losses of investees	(72)	2,569
Amortization of gain on sale of the shipping fleet	(6,848)	(8,591)
Stock-based compensation	3,498	4,816
Changes in current assets and liabilities and other	(11,409)	(9,404)
Operating cash flow	62,445	21,058
INVESTING
Capital expenditures	(21,486)	(22,997)
Other, net	11,008	549
Investing cash flow	(10,478)	(22,448)
FINANCING
Issuance of long-term debt	429,415	—
Repayments of long-term debt	(412,076)	(8,442)
Borrowings under the ABL Revolver	36,590	—
Repayments of ABL Revolver	(36,590)	—
Borrowings under the Credit Facility Revolver	—	50,000
Repayments of Credit Facility Revolver	(40,000)	(30,000)
Payments for debt issuance costs	(13,364)	(2,761)
Financing cash flow	(36,025)	8,797
Increase in cash and equivalents	15,942	7,407
Balance at beginning of period	51,026	45,261
Balance at end of period	$66,968	$52,668
See Notes to Condensed Consolidated Financial Statements.

Chiquita Brands International, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Interim results for Chiquita Brands International, Inc. ("CBII") and subsidiaries (collectively, with CBII, "Chiquita" or the "company") are subject to significant seasonal variations typical to the industry and are not indicative of the results of operations for a full fiscal year. In the opinion of management, all adjustments (which include only normal recurring adjustments unless otherwise noted) necessary for a fair statement of the results of the interim periods shown have been made.
See Notes to Consolidated Financial Statements included in the company's 2012 Annual Report on Form 10-K for additional information relating to the company's Consolidated Financial Statements. The December 31, 2012 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. During 2012, the company identified certain ripening expenses previously reported as "Selling, general and administrative" expense that should have been recorded as "Cost of sales." The company concluded that correction of the expense classification was not material to any prior periods, and did not affect "Income (loss) from continuing operations" for any of the periods. The company has revised amounts previously reported as "Cost of sales" and "Selling, general and administrative" expense in the Condensed Consolidated Statements of Income to classify such ripening expenses as "Cost of sales."
Note 1 – Earnings Per Share
Basic and diluted earnings (loss) per common share ("EPS") are calculated as follows:

	Quarter ended June 30,		Six months ended June 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Net income (loss)	$31,100	$5,508	$33,477	$(5,634)

Weighted average common shares outstanding (used to calculate basic EPS)	46,481	45,945	46,426	45,892
Dilutive effect of stock options and other stock awards	835	279	769	—
Weighted average common shares outstanding (used to calculate diluted EPS)	47,316	46,224	47,195	45,892

Earnings (loss) per common share – basic	$0.67	$0.12	$0.72	$(0.12)
Earnings (loss) per common share – diluted	$0.66	$0.12	$0.71	$(0.12)
If the company had generated net income for the six months ended June 30, 2012, 0.5 million shares would have been added to basic weighted average common shares outstanding to calculate diluted EPS.
The assumed conversions to common stock of stock options, other stock awards and 4.25% Convertible Senior Notes due 2016 ("Convertible Notes") are excluded from weighted average common shares outstanding used to calculate diluted EPS in periods when these items, on an individual basis, have an anti-dilutive effect on diluted EPS. For the quarters and six months ended June 30, 2013 and 2012, assumed conversion of the Convertible Notes would have been anti-dilutive because the average trading price of the common shares was below the conversion price of $22.45 per share. In addition, certain stock options and other stock awards totaling 1.7 million and 2.6 million for the quarters ended June 30, 2013 and 2012, respectively, and 1.8 million and 2.0 million for the six months ended June 30, 2013 and 2012, respectively, were outstanding but not included in the computation of diluted EPS because they were anti-dilutive.
Note 2 – Restructuring and Relocation
RESTRUCTURING
In August 2012, the company announced a restructuring plan to transform the company into a branded commodity operator. The restructuring plan is designed to reduce costs and improve the company's competitive position by focusing its resources on the banana and salad businesses, reducing investment in non-core products, reducing overhead and manufacturing cost and limiting consumer marketing activities. The company expects this initiative to result in annual savings of at least $60 million across the company in 2013. In connection with this restructuring plan, the company eliminated approximately 300 positions worldwide. A total of $18 million of restructuring costs were recognized during the second half of 2012 including $11 million of severance, $5 million of impairments primarily related to fixed assets and certain promotional and packaging materials and $2 million of goodwill impairment related to the European healthy snacking businesses. The restructuring was substantially complete at December 31, 2012, although cash payments related to the restructuring plan are expected to continue through 2014, primarily related to severance payments to the former chief executive officer. Restructuring related costs are included in "Restructuring and relocation costs" in the Condensed Consolidated Statements of Income.
A reconciliation of the accrual for the restructuring activities ($3 million included in "Accrued liabilities" and $1 million included in "Other liabilities" in the Condensed Consolidated Balance Sheet at June 30, 2013) is as follows:

(In thousands)	Severance
December 31, 2012	$7,000
Severance expense	18
Amounts paid	(995)
March 31, 2013	$6,023
Severance expense	48
Amounts paid	(1,982)
June 30, 2013	$4,089
Due to the restructuring plan and related reductions of investment in non-core products, the company sold one of the European healthy snacking businesses in the second quarter of 2013. The business was sold for €3 million ($4 million) resulting in a gain of $2 million recognized in "Other income, net" in the Condensed Consolidated Statements of Income. This business represented approximately $12 million in annual net sales and had an insignificant effect on operating income.
HEADQUARTERS RELOCATION
Late in 2011, the company committed to relocate its corporate headquarters from Cincinnati, Ohio to Charlotte, North Carolina, affecting approximately 300 positions. Concurrent with the headquarters relocation, the company further consolidated approximately 100 additional positions previously spread across the U.S. to improve execution and accelerate decision-making. The relocation was completed in 2012 and was expected to cost approximately $30 million (including net capital expenditures of approximately $5 million after allowances from the landlord) of which a significant portion is expected to be recaptured through state, local and other incentives through 2022. The company does not expect the restructuring activities described above to affect the realization of the relocation incentives. As of June 30, 2013, the company had incurred a total of $26 million of expense and $5 million of net capital expenditures related to the relocation. The company expects to incur less than $1 million of additional expense primarily related to other costs through 2013, at which time related cash payments will also be substantially complete.
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

A reconciliation of the accrual for the relocation that is included in "Accrued liabilities" is as follows:

(In thousands)	One-Time Termination Costs	Relocation, Recruiting and Other Costs	Total Exit Costs	Other Relocation Costs	Total
December 31, 2011	$5,303	$244	$5,547	$108	$5,655
Amounts expensed	1,131	2,384	3,515	348	3,863
Amounts paid	(535)	(1,500)	(2,035)	(456)	(2,491)
March 31, 2012	$5,899	$1,128	$7,027	$—	$7,027
Amounts expensed	1,026	3,681	4,707	2,063	6,770
Amounts paid	(1,225)	(2,712)	(3,937)	(1,781)	(5,718)
June 30, 2012	$5,700	$2,097	$7,797	$282	$8,079

December 31, 2012	$2,031	$1,078	$3,109	$(82)	$3,027
Amounts expensed	63	54	117	82	199
Amounts paid	(890)	(330)	(1,220)	—	(1,220)
March 31, 2013	$1,204	$802	$2,006	$—	$2,006
Amounts expensed	(23)	16	(7)	—	(7)
Amounts paid	(585)	(677)	(1,262)	—	(1,262)
June 30, 2013	$596	$141	$737	$—	$737
Note 3 – Trade and Finance Receivables
TRADE RECEIVABLES
The company's primary markets are in North America and Europe, but it also has sales in the Middle East and other markets. The majority of the company's sales in the Middle East are in Iran under license from the U.S. government that allows sale of food products to non-sanctioned parties. Sales to Iranian customers are in U.S. dollars and represent $18 million, $20 million and $20 million of "Trade receivables, less allowances" on the Condensed Consolidated Balance Sheet as of June 30, 2013, December 31, 2012 and June 30, 2012, respectively. Even though the sales in Iran are permitted, the international sanctions against Iran are affecting the ability of Iranian customers to pay invoices within terms because it is difficult for them to obtain U.S. dollars, euros or other suitable currencies in sufficient quantity on a regular basis. Over the course of 2012, the company's receivable balance with these customers increased, and the company established payment plans with each of these customers to reduce their balances. Most customers have so far been able to find acceptable methods of payment to comply with their payment plans. However, one significant customer has not, and as a result, the company reserved $9 million of these receivables in the second half of 2012 representing the excess of the customer's obligations over the cash it had posted as collateral. The company sources bananas from the Philippines for sale in the Middle East under a committed-volume, long term purchase contract with a former joint venture partner through 2016. To mitigate risk in 2013, the company has reduced the amount of volume being sent to the Middle East and has developed customers in other Middle Eastern markets, such as Iraq and Saudi Arabia. However, Iran remains an important market for the company's Philippine-sourced bananas.
FINANCE RECEIVABLES
Finance receivables were as follows:

	June 30, 2013		December 31, 2012		June 30, 2012
(In thousands)	Grower Receivables	Seller Financing	Grower Receivables	Seller Financing	Grower Receivables	Seller Financing
Gross receivable	$37,251	$28,858	$41,008	$30,523	$46,376	$32,686
Reserve	(33,904)	—	(36,854)	—	(37,240)	—
Net receivable	$3,347	$28,858	$4,154	$30,523	$9,136	$32,686

Current portion, net	$3,347	$3,837	$4,154	$3,691	$9,136	$4,111
Long-term portion, net	—	25,021	—	26,832	—	28,575
Net receivable	$3,347	$28,858	$4,154	$30,523	$9,136	$32,686

Current portions of finance receivables are included in "Other receivables, net" and long-term portions are included in "Investments and other assets, net" on the Condensed Consolidated Balance Sheets.
Activity in the reserve for grower receivables is as follows:

(In thousands)	2013	2012
Reserve at beginning of year	$36,854	$37,519
Charged to costs and expenses	26	382
Recoveries	(51)	(191)
Foreign exchange and other	1	—
Reserve at March 31	$36,830	$37,710
Charged to costs and expenses	35	45
Recoveries	(51)	(516)
Write-offs	(2,910)	—
Foreign exchange and other	—	1
Reserve at June 30	$33,904	$37,240
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
The gross grower receivable balance includes $30 million, $30 million and $31 million (all of which were classified as long-term) related to a Chilean grower of grapes and other produce as of June 30, 2013, December 31, 2012 and June 30, 2012, respectively. In 2011, the company fully reserved the advances made to this Chilean grower, who was declared bankrupt later that year. The company continues to aggressively negotiate recovery with the bankruptcy trustee and other creditors of the grower.
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
Note 4 – Inventories
Inventories consist of the following:

(In thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Finished goods	$67,908	$74,246	$79,718
Growing crops	78,951	79,046	72,643
Raw materials, supplies and other	71,576	66,749	74,806
	$218,435	$220,041	$227,167

Note 5 – Debt including Capital Lease Obligations
The carrying values of the company's debt represent amortized cost and are summarized below with estimated fair values:

	June 30, 2013		December 31, 2012		June 30, 2012
	Carrying Value	Estimated Fair Value[1]	Carrying Value	Estimated Fair Value[1]	Carrying Value	Estimated Fair Value[1]
(In thousands)
7.875% Senior Secured Notes due 2021	$422,028	$445,000	$—	$—	$—	$—
7½% Senior Notes due 2014	—	—	106,438	106,000	106,438	106,000
4.25% Convertible Senior Notes due 2016	158,400	192,000	153,082	174,000	148,077	145,000
ABL Term Loan	7,125	7,000	—	—	—	—
Credit Facility Revolver	—	—	40,000	38,000	20,000	19,000
Credit Facility Term Loan	—	—	305,250	296,000	313,500	298,000
Capital lease obligations[2]	14,250	14,000	755	700	827	800
Less current portion	(3,078)		(65,008)		(36,777)
Total long-term debt and capital lease obligations	$598,725		$540,517		$552,065

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

[2]
Capital lease obligations include the portion of the borrowings for the salad production and warehousing facility in the Midwest that has been placed into service. The facility is being constructed under a build-to-suit lease with the construction in progress liability included in "Accrued liabilities" and "Other liabilities" on the Condensed Consolidated Balance Sheets and then reclassified to capital lease obligation as the related leased assets are placed into service. See further description of the build-to-suit lease below.

RETIRING OF CREDIT FACILITY AND 7.5% SENIOR NOTES
In February 2013, the company received $457 million of net proceeds from issuance of the 7.875% Notes and the initial borrowings of the ABL Facility. The proceeds were used to retire the preceding senior secured credit facility ("Credit Facility") on February 5, 2013 and to deposit in escrow funds sufficient to retire the 7.5% Senior Notes due 2014 ("7.5% Senior Notes") at par plus accrued interest through the March 7, 2013 settlement date. Related expenses of $6 million were included in "Loss on debt extinguishment" on the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Cash Flow. The loss included the write-off of deferred financing fees relating to the Credit Facility and the 7.5% Senior Notes, which were $5 million and $1 million, respectively.
7.875% SENIOR SECURED NOTES
In February 2013, CBII and its main operating subsidiary, Chiquita Brands L.L.C. ("CBL"), completed the offering of $425 million of 7.875% senior secured notes due February 1, 2021 ("7.875% Notes"). The notes were issued at 99.274% of par, resulting in a recorded discount that will be amortized over the life of the 7.875% Notes to reflect the effective interest rate of 8.0%.
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
The 7.875% Notes contain customary covenants that, among other things and subject to a number of qualifications and exceptions, limit the ability of CBII and its subsidiaries to incur additional indebtedness and issue preferred stock, sell assets, make investments or other restricted payments, pay dividends or make distributions in respect of the capital stock of CBII and its subsidiaries, create certain liens, merge or consolidate, issue or sell preferred stock of subsidiaries, place limits on dividends and other payment restrictions affecting certain subsidiaries, enter into transactions with certain stockholders or affiliates and guarantee debt. If the 7.875% Notes are, in the future, rated investment grade by Standard & Poor's Ratings Group and Moody's Investors Services, Inc., certain of these covenants will be suspended and will not apply to the 7.875% Notes so long as the 7.875% Notes continue to be rated investment grade by both rating agencies.
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

•
are accounted for in two components: (i) a debt component included in "Long-term debt and capital lease obligations, net of current portion" recorded at the issuance date, representing the estimated fair value of a similar debt instrument without the debt-for-equity conversion feature; and (ii) an equity component included in "Capital surplus" representing the issuance date estimated fair value of the conversion feature. This separation results in the debt being carried at a discount, which is accreted to the principal amount of the debt component using the effective interest rate method over the expected life of the Convertible Notes (through the maturity date).

To estimate the fair value of the debt component upon issuance, the company discounted the principal balance to result in an effective interest rate of 12.50%, the rate of similar instruments without the debt-for-equity conversion feature at the issuance date; this effective interest rate remains unchanged through the second quarter of 2013. The fair value of the equity component was estimated as the difference between the full principal amount and the estimated fair value of the debt component, net of an allocation of issuance costs and income tax effects. These were Level 3 fair value measurements (described in Note 7) and will be reconsidered in the event that any of the Convertible Notes are converted before their maturity.

The carrying amounts of the debt and equity components of the Convertible Notes are as follows:

(In thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Principal amount of debt component[1]	$200,000	$200,000	$200,000
Unamortized discount	(41,600)	(46,918)	(51,923)
Net carrying amount of debt component	$158,400	$153,082	$148,077
Equity component	$84,904	$84,904	$84,904
Issuance costs and income taxes	(3,210)	(3,210)	(3,210)
Equity component, net of issuance costs and income taxes	$81,694	$81,694	$81,694

[1]
As of June 30, 2013, December 31, 2012 and June 30, 2012, the Convertible Notes' "if-converted" value did not exceed their principal amount because the company's common stock price was below the conversion price of the Convertible Notes.

The interest expense related to the Convertible Notes was as follows:

	Quarter ended June 30,		Six months ended June 30,
(In thousands)	2013	2012	2013	2012
4.25% coupon interest	$2,125	$2,125	$4,250	$4,250
Amortization of deferred financing fees	117	117	235	235
Amortization of discount on the debt component	2,699	2,390	5,318	4,710
Total interest expense related to the Convertible Notes	$4,941	$4,632	$9,803	$9,195
ASSET-BASED LENDING FACILITY
CBII and CBL also entered into a 5-year secured asset-based lending facility ("ABL Facility") concurrently with the closing of the 7.875% Notes offering on February 5, 2013. The ABL Facility consists of a revolver (the "ABL Revolver") and a $7.5 million term loan (the "ABL Term Loan"). The ABL Facility matures at the earlier of February 5, 2018 or 60 days prior to the maturity of the 4.25% Convertible Senior Notes due August 15, 2016, unless such notes have been satisfactorily refinanced. The ABL Term Loan requires annual repayments of approximately $2 million.
The ABL Facility has a maximum borrowing capacity of $200 million, with the ABL Revolver subject to a borrowing base calculation based on specified percentages of domestic receivables, certain inventory and certain domestic machinery and equipment with the potential for additional advances against foreign receivables.
In the second quarter of 2013 the company repaid $28 million of borrowings under the ABL Revolver. At June 30, 2013, the borrowing capacity of the ABL Revolver was $123 million, including $21 million in the Fixed Asset Sub-Line. At June 30, 2013, the ABL Revolver was primarily used to support $23 million letters of credit, leaving an available balance of $100 million.
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

At June 30, 2013, the weighted average interest rate for the ABL Facility was LIBOR plus 3.00%, or 3.19%.
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
At June 30, 2013, the company was in compliance with the ABL and its other debt agreements and expects to remain in compliance for at least the next twelve months.
CREDIT FACILITY
The Credit Facility, which was retired in February 2013 as discussed above, consisted of a $330 million senior secured term loan (the "Credit Facility Term Loan") and a $150 million senior secured revolving credit facility (the "Credit Facility Revolver"), both maturing July 26, 2016 (May 1, 2014, if the company did not repay, refinance or otherwise extend the maturity of the 7.5% Senior Notes by such date). The interest rate for both the Credit Facility Term Loan and Credit Facility Revolver was 5.00% at both December 31, 2012 and June 30, 2012, respectively. The Credit Facility Term Loan required quarterly principal repayments of $4 million through June 30, 2013 and quarterly principal repayments of $8 million beginning September 30, 2013 through March 31, 2016, with any remaining principal balance due at June 30, 2016, subject to the early maturity clause described above. At December 31, 2012, there were $40 million of borrowings under the Credit Facility Revolver, in addition to $22 million used to support letters of credit, leaving an available balance of $88 million. At June 30, 2012 there were $20 million of borrowings under the Credit Facility Revolver, in addition to $21 million used to support letters of credit, leaving an available balance of $109 million.
BUILD-TO-SUIT LEASE FOR MIDWEST SALAD PLANT CONSOLIDATION
In June 2012, the company entered into a 20-year lease agreement for a salad production and warehousing facility in the Midwest that will replace three existing facilities in the region. The lease agreement contains two 5-year extension periods. Though the construction costs are being financed by the lessor, the company is acting as the construction agent and will be responsible for all construction activity during the construction period because of the specialized nature of the facility. This results in the company owning the facility for accounting purposes and as such, the company has recognized as of June 30, 2013 an asset of $39 million included in "Property, plant and equipment, net," a $14 million capital lease obligation corresponding to the portion of the lease facility placed into service and a $25 million obligation corresponding to the construction in progress of the leased facility included in "Accrued liabilities" and "Other liabilities." Total construction costs are expected to be approximately $40 million through completion in the third quarter of 2013.
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
To manage its exposure to exchange rates on the conversion of euro-based revenue into U.S. dollars, the company uses average rate euro put options, average rate collars (a purchased average rate euro put option paired with a sold average rate euro call option) and average rate euro forward contracts. In some cases, the company may enter into an average rate euro put and an average rate euro call at the same strike rate to effectively lock in the exchange rate of the notional amount similar to an average rate euro forward. Average rate euro put options require an upfront premium payment and reduce the risk of a decline in the value of the euro without limiting the benefit of an increase in the value of the euro. Average rate euro call options sold by the company require an upfront premium payment to be received from the counterparty and limit the benefit of an increase in the value of the euro without limiting the risk of a decline in the value of the euro. Average rate forward contracts lock in the value of the euro and do not require an upfront premium. These instruments are designated as cash flow hedges. At June 30, 2013, the amount of unrealized net losses on the company's currency hedging portfolio that would be reclassified to net income, if realized, in the next twelve months is $7 million; these net losses were deferred in "Accumulated other comprehensive income (loss)."

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
Loss of hedge accounting does not affect the put and call options' purpose of reducing the volatility inherent in exchanging euro-based revenue into U.S. dollars or change the ultimate earnings or cash flow that would be recognized upon settlement of each position. However, loss of hedge accounting resulted in unintended volatility of earnings for the first and second quarters of 2013 as the fair market value adjustments after the transfer date are recognized in "Net sales." Ultimately, for the nine months ended September 30, 2013, the effect on earnings will be the same as if the company had maintained hedge accounting. Activity related to these transferred positions is as follows:

	Six months ended June 30, 2013
(In thousands)	Realized Losses Recorded in "Net sales"	Unrealized Gains (Losses) Recorded in "Net sales"	Losses Deferred in AOCI at June 30, 2013
€25 million purchased euro put option settled in Q1 2013	$—	$—	$—
€25 million sold euro call option settled in Q1 2013	(620)	—	—
€19 million purchased euro put option settled in Q2 2013	—	—	—
€19 million sold euro call option settled in Q2 2013	(507)	—	—
€27 million purchased euro put options to settle in Q3 2013	—	(73)	(1,447)
€27 million sold euro call options to settle in Q3 2013	—	1,750	(1,083)
	$(1,127)	$1,677	$(2,530)
In the quarter ended June 30, 2013, the company recorded realized losses of $1 million and unrealized losses of $2 million in "Net sales" related to the transferred positions.
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

	Quarter ended June 30,		Six months ended June 30,
(In thousands)	2013	2012	2013	2012
Gains (losses) on 30-day euro forward contracts	$(1,678)	$3,955	$264	$818
Gains (losses) from fluctuations in the value of the net monetary assets exposed to euro exchange rates	(830)	(11,633)	(5,052)	(7,467)
The company also enters into bunker fuel forward contracts for its shipping operations, which permit it to lock in fuel purchase prices for up to three years and thereby minimize the volatility that changes in fuel prices could have on its operating results. These bunker fuel forward contracts are designated as cash flow hedging instruments. At June 30, 2013, the amount of unrealized net gains on the company's bunker fuel hedging portfolio that would be reclassified to net income, if realized, in the next twelve months is $1 million; these net gains were deferred in "Accumulated other comprehensive income (loss)."

At June 30, 2013, the company's hedge portfolio was comprised of the following outstanding positions:

	Notional Amount	Contract Average Rate/Price	Settlement Period
Derivatives designated as hedging instruments:
Currency derivatives:
Purchased euro put options	€68 million	$1.20/€	2013
Sold euro call options	€68 million	$1.28/€	2013
Average rate forward contracts	€65 million	$1.24/€	2013
Purchased euro put options	€59 million	$1.30/€	2014[2]
Sold euro call options	€59 million	$1.38/€	2014[2]
Average rate forward contracts	€59 million	$1.33/€	2014[2]

Fuel derivatives:
3.5% Rotterdam Barge/Singapore 180 fuel derivatives:
Bunker fuel forward contracts[1]	38,349 mt	$521/mt	2013
Bunker fuel forward contracts[1]	108,416 mt	$587/mt	2014
Bunker fuel forward contracts	74,640 mt	$564/mt	2015

Derivatives not designated as hedging instruments:
30-day euro forward contracts	€52 million	$1.31/€	July 2013
Purchased euro put options	€27 million	$1.20/€	Q3 2013
Sold euro call options	€27 million	$1.28/€	Q3 2013

[1]
As described in Note 11 of the 2012 Annual Report on Form 10-K, new cash flow hedge relationships were established for certain bunker fuel forward contracts in 2011. These changes resulted in hedge rates for accounting purposes that are different from those in the hedge contract terms.

[2]	Settlement periods are through July 2014.
Activity related to the company's derivative assets and liabilities designated as hedging instruments is as follows:

	2013		2012
(In thousands)	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Currency Hedge Portfolio	Bunker Fuel Forward Contracts
Balance at beginning of year	$(23,215)	$8,572	$5,232	$14,754
Realized (gains) losses included in net income	5,601	(2,839)	(4,381)	(5,514)
Transfers[1]	7,638	—	—	—
Purchases, net[2]	541	—	—	—
Changes in fair value	6,310	1,888	(851)	19,471
Balance at March 31	$(3,125)	$7,621	$—	$28,711
Realized (gains) losses included in net income	4,766	(2,151)	(53)	(4,139)
Purchases, net [2]	62	—	850	—
Changes in fair value	(5,142)	(7,673)	(3,324)	(20,250)
Balance at June 30	$(3,439)	$(2,203)	$(2,527)	$4,322

[1]	Represents the fair value at the transfer date of positions where hedge accounting was terminated. See discussion above.

[2]
Purchases represent the cash premiums paid upon the purchase of euro put options or received upon the sale of euro call options. Bunker fuel and currency forward contracts require no up-front cash payment and have an initial fair value of zero; settlements on the forward contracts (swaps) occur upon their maturity.

Deferred net gains (losses) in "Accumulated other comprehensive income (loss)" at June 30, 2013 are expected to be reclassified into income as follows (in thousands):

Expected Period of Recognition	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Total
2013	$(9,088)	$1,410	$(7,678)
2014	2,510	(2,452)	58
2015	—	(838)	(838)
	$(6,578)	$(1,880)	$(8,458)
The following tables summarize the effect of the company's derivatives designated as cash flow hedging instruments on OCI and earnings:

	Quarter ended June 30, 2013			Quarter ended June 30, 2012
(In thousands)	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Total	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Total
Gain (loss) recognized in OCI on derivative (effective portion)	$(4,881)	$(6,306)	$(11,187)	$(3,324)	$(18,866)	$(22,190)
Gain (loss) reclassified from accumulated OCI into income (effective portion)[1]	(6,582)	2,151	(4,431)	—	4,139	4,139
Gain (loss) recognized in income on derivative (ineffective portion)[1]	$—	$(1,367)	$(1,367)	$—	$(1,384)	$(1,384)

	Six months ended June 30, 2013			Six months ended June 30, 2012
(In thousands)	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Total	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Total
Gain (loss) recognized in OCI on derivative (effective portion)	$1,683	$(3,808)	$(2,125)	$(4,175)	$(226)	$(4,401)
Gain (loss) reclassified from accumulated OCI into income (effective portion)[1]	(15,214)	4,990	(10,224)	4,381	9,653	14,034
Gain (loss) recognized in income on derivative (ineffective portion)[1]	$—	$(1,977)	$(1,977)	$—	$(554)	$(554)

[1]
Both the gain (loss) reclassified from accumulated OCI into income (effective portion) and the gain (loss) recognized in income on derivative (ineffective portion, if any) are included in "Net sales" for the currency hedge portfolio and "Cost of sales" for bunker fuel forward contracts.

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

The following table summarizes financial assets and liabilities carried at fair value, including derivative instruments on a gross basis, and the location of these instruments on the Condensed Consolidated Balance Sheets as of June 30, 2013, December 31, 2012 and June 30, 2012:

		Assets (Liabilities)	Fair Value Measurements Using
(In thousands)		at Fair Value	Level 1	Level 2	Level 3

June 30, 2013
Derivatives recorded in "Other current assets":
Currency hedge portfolio[1]	Gross amounts of recognized assets	$2,974	$—	$2,974	$—
Currency hedge portfolio[1]	Gross amounts offset in the balance sheets	(2,227)	—	(2,227)	—
Bunker fuel forward contracts	Gross amounts of recognized assets	569	—	569	—
Bunker fuel forward contracts	Gross amounts offset in the balance sheets	(34)	—	(34)	—
30-day euro forward contracts	Gross amounts of recognized assets	206	—	206	—
Net amount recorded in other current assets		1,488	—	1,488	—
Derivatives recorded in "Investments & other assets, net":
Currency hedge portfolio[1]	Gross amounts of recognized assets	137	—	137	—
Net amount recorded in investments & other assets, net		137	—	137	—
Derivatives recorded in "Accrued liabilities":
Currency hedge portfolio[1]	Gross amounts offset in the balance sheets	1,194	—	1,194	—
Currency hedge portfolio[1]	Gross amounts of recognized liabilities	(5,638)	—	(5,638)	—
Currency hedge portfolio[2]	Gross amounts offset in the balance sheets	25	—	25
Currency hedge portfolio[2]	Gross amounts of recognized liabilities	(883)	—	(883)
Bunker fuel forward contracts	Gross amounts offset in the balance sheets	1,531	—	1,531	—
Bunker fuel forward contracts	Gross amounts of recognized liabilities	(1,005)	—	(1,005)	—
30-day euro forward contracts	Gross amounts offset in the balance sheets	227	—	227	—
Net amount recorded in accrued liabilities		(4,549)	—	(4,549)	—
Derivatives recorded in "Other liabilities":
Currency hedge portfolio[1]	Gross amounts offset in the balance sheets	221	—	221	—
Currency hedge portfolio[1]	Gross amounts of recognized liabilities	(100)	—	(100)	—
Bunker fuel forward contracts	Gross amounts offset in the balance sheets	43	—	43	—
Bunker fuel forward contracts	Gross amounts of recognized liabilities	(3,307)	—	(3,307)	—
Net amount recorded in other liabilities		(3,143)	—	(3,143)	—
June 30, 2013		$(6,067)	$—	$(6,067)	$—

		Assets (Liabilities)	Fair Value Measurements Using
(In thousands)		at Fair Value	Level 1	Level 2	Level 3
December 31, 2012
Derivatives recorded in "Other current assets":
Currency hedge portfolio[1]	Gross amounts of recognized assets	$192	$—	$192	$—
Currency hedge portfolio[1]	Gross amounts offset in the balance sheets	(2,550)	—	(2,550)	$—
Bunker fuel forward contracts	Gross amounts of recognized assets	4,001	—	4,001	—
30-day euro forward contracts	Gross amounts of recognized assets	4	—	4	—
30-day euro forward contracts	Gross amounts offset in the balance sheets	(11)	—	(11)	—
Net amount recorded in other current assets		1,636	—	1,636	—
Derivatives recorded in "Investments & other assets, net":
Bunker fuel forward contracts	Gross amounts of recognized assets	1,889	—	1,889	—
Bunker fuel forward contracts	Gross amounts offset in the balance sheets	(1,059)	—	(1,059)	—
Net amount recorded in investments & other assets, net		830	—	830	—
Derivatives recorded in "Accrued liabilities":
Currency hedge portfolio[1]	Gross amounts offset in the balance sheets	1,992	—	1,992	—
Currency hedge portfolio[1]	Gross amounts of recognized liabilities	(22,849)	—	(22,849)	—
Bunker fuel forward contracts	Gross amounts offset in the balance sheets	3,741	—	3,741	—
30-day euro forward contracts	Gross amounts offset in the balance sheets	1	—	1	—
30-day euro forward contracts	Gross amounts of recognized liabilities	(24)	—	(24)	—
Net amount recorded in accrued liabilities		(17,139)	—	(17,139)	—
Available-for-sale investment recorded in "Other current assets":
Available-for-sale investment		1,668	1,668	—	—
December 31, 2012		$(13,005)	$1,668	$(14,673)	$—

		Assets (Liabilities)	Fair Value Measurements Using
(In thousands)		at Fair Value	Level 1	Level 2	Level 3

June 30, 2012
Derivatives recorded in "Other current assets":
Currency hedge portfolio[1]	Gross amounts of recognized assets	$2,091	$—	$2,091	$—
Currency hedge portfolio[1]	Gross amounts offset in the balance sheets	(2,871)	—	(2,871)	—
Bunker fuel forward contracts	Gross amounts of recognized assets	6,825	—	6,825	—
30-day euro forward contracts	Gross amounts offset in the balance sheet	(537)	—	(537)	—
Net amount recorded in other current assets		5,508	—	5,508	—
Derivatives recorded in "Investments & other assets, net":
Currency hedge portfolio[1]	Gross amounts of recognized assets	200	—	200	—
Currency hedge portfolio[1]	Gross amounts offset in the balance sheets	(265)	—	(265)	—
Bunker fuel forward contracts	Gross amounts of recognized assets	852	—	852	—
Bunker fuel forward contracts	Gross amounts offset in the balance sheets	(713)	—	(713)	—
Net amount recorded in investments & other assets, net		74	—	74	—
Derivatives recorded in "Accrued liabilities":
Currency hedge portfolio[1]	Gross amounts offset in the balance sheets	2,622	—	2,622	—
Currency hedge portfolio[1]	Gross amounts of recognized liabilities	(3,328)	—	(3,328)	—
Bunker fuel forward contracts	Gross amounts offset in the balance sheets	880	—	880	—
30-day euro forward contracts	Gross amounts of recognized liabilities	(1,146)	—	(1,146)	—
	Net amount recorded in accrued liabilities	(972)	—	(972)	—
Derivatives recorded in "Other liabilities":
Currency hedge portfolio[1]	Gross amounts offset in the balance sheets	4,000	—	4,000	—
Currency hedge portfolio[1]	Gross amounts of recognized liabilities	(4,976)	—	(4,976)	—
Bunker fuel forward contracts	Gross amounts offset in the balance sheets	654	—	654	—
Bunker fuel forward contracts	Gross amounts of recognized liabilities	(4,176)	—	(4,176)	—
Net amount recorded in other liabilities		(4,498)		(4,498)
Available-for-sale investment recorded in "Investments & other assets, net":
Available-for-sale investment		4,161	4,161	—	—
June 30, 2012		$4,273	$4,161	$112	$—
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
Note 8 – Pension and Severance Benefits
Net pension expense from the company's defined benefit and severance plans is primarily comprised of severance plans covering Central American employees and consists of the following:

	Quarter ended June 30,		Six months ended June 30,
(In thousands)	2013	2012	2013	2012
Service cost	$1,864	$1,765	$3,728	$3,573
Interest on projected benefit obligation	1,297	1,208	2,594	2,499
Expected return on plan assets	(331)	(326)	(663)	(755)
Recognized actuarial loss	306	250	612	467
Amortization of prior service cost	32	16	64	64
Defined benefit and severance plan expense	$3,168	$2,913	$6,335	$5,848
Note 9 – Reclassifications from Accumulated Other Comprehensive Income
Gains and losses deferred in "Accumulated other comprehensive income (loss)" ("AOCI") are reclassified and recognized in the Condensed Consolidated Statements of Income when they are realized. The items in the table below do not have an income tax effect because they are either permanent differences in the income tax calculation or they relate to jurisdictions where the company has established full valuation allowances against its deferred tax assets. Amounts of (income) expense reclassified from AOCI are as follows (in thousands):

AOCI Component	Line Items Affected by Reclassifications from AOCI in the Condensed Consolidated Statements of Income	(Income) / expense reclassified from AOCI for the quarter ended June 30,		(Income) / expense reclassified from AOCI for the six months ended June 30,
		2013	2012	2013	2012
Available-for-sale investment	Other income (expense), net	$—	$—	$(561)	$—
Currency hedge portfolio derivatives	Net sales	6,582	—	15,214	(4,381)
Bunker fuel forward contracts	Cost of sales	(2,151)	(4,139)	(4,990)	(9,653)
Prior service cost and recognized actuarial loss amortization related to pensions*		338	266	676	531
* These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 8 for further details.

The changes in the components of accumulated other comprehensive income, net of tax, for the quarter and six months ended June 30, 2013 were as follows:

(In thousands)	Net cumulative currency translation gains (losses)	Net unrealized losses on qualifying cash flow hedges	Unrealized gains on available-for-sale investment	Net unrecognized losses related to pension and severance plans (1)	Total
Balance at March 31, 2013	$264	$(1,702)	$—	$(25,330)	$(26,768)
Other comprehensive income (loss) before reclassifications	(17)	(11,187)	—	15	(11,189)
Amounts reclassified from accumulated other comprehensive income	—	4,431	—	338	4,769
Net current-period other comprehensive income	(17)	(6,756)	—	353	(6,420)
Balance at June 30, 2013	$247	$(8,458)	$—	$(24,977)	$(33,188)

(In thousands)	Net cumulative currency translation gains (losses)	Net unrealized losses on qualifying cash flow hedges	Unrealized gains on available-for-sale investment	Net unrecognized losses related to pension and severance plans (1)	Total
Balance at December 31, 2012	$(125)	$(16,557)	$404	$(24,247)	$(40,525)
Other comprehensive income (loss) before reclassifications	372	(2,125)	157	(1,406)	(3,002)
Amounts reclassified from accumulated other comprehensive income	—	10,224	(561)	676	10,339
Net current-period other comprehensive income	372	8,099	(404)	(730)	7,337
Balance at June 30, 2013	$247	$(8,458)	$—	$(24,977)	$(33,188)
(1) Net of deferred tax liability of $153, $138 and $283 as of June 30, 2013, March 31, 2013 and December 31, 2012, respectively.
Note 10 – Income Taxes
The effective tax rates were (10.5)% and 32.1% for the quarters ended June 30, 2013 and 2012, respectively and 0.7% and (191.3)% for the six months ended June 30, 2013 and 2012, respectively. The company records income taxes using an estimated annual effective tax rate for interim reporting. Under the annual effective tax rate method, jurisdictions with a projected loss where no tax benefit can be recognized are excluded from the calculation of the estimated annual effective tax rate. The effective tax rates for the six months ended June 30, 2013 and 2012 were impacted by the mix in earnings among domestic and foreign jurisdictions, losses in various jurisdictions and certain discrete items. Many of these foreign jurisdictions have tax rates that are lower than the U.S. statutory rate, and the company continues to maintain full valuation allowances on net deferred tax assets in certain of these foreign jurisdictions. The effective tax rate for the second quarter and six months ended June 30, 2013 was also impacted by the company continuing to maintain a full valuation allowance on U.S. net deferred tax assets. In the fourth quarter of 2012, the company recorded a valuation allowance against most of its U.S. federal and state deferred tax assets, which are primarily net operating losses ("NOLs"). In the quarter ended June 30, 2013, the company recorded out of period adjustments including $3 million of income tax benefit related to 2012 and 2011. In the first six months of 2012, the company recorded out of period adjustments, which included $3 million of income tax expense related to 2011 and 2010 in the first quarter of 2012. These corrections had an insignificant effect on all affected annual and quarterly periods and financial statement line items based on a quantitative and qualitative evaluation.
Note 11 – Advertising and Promotion Expense
Advertising and certain promotion expenses are included in "Selling, general and administrative" in the Condensed Consolidated Statements of Income and were $6 million and $8 million for the quarters ended June 30, 2013 and 2012, respectively, and $12 million and $15 million for the six months ended June 30, 2013 and 2012, respectively.

Note 12 – Stock-Based Compensation
Stock-based compensation expense totaled $3 million for each of the quarters ended June 30, 2013 and 2012 and $5 million for each of the six months ended June 30, 2013 and 2012. Stock-based compensation expense relates primarily to the company's performance-based long-term incentive program ("LTIP"), stock options and restricted stock unit ("RSU") awards. LTIP awards cover three-year performance cycles and are measured partly on performance criteria (cumulative earnings per share and/or cumulative free cash flow generation) and partly on market criteria (total shareholder return relative to a peer group of companies). The fair value of LTIP awards containing performance criteria are based on the company's expectations of performance achievement and the closing stock price on the measurement date. The fair value of LTIP awards based on market criteria are measured using a Monte-Carlo simulation using publicly available data.
The company's LTIP awards are liability-classified awards. All other stock-based compensation is equity-classified, and therefore affects "Capital surplus." Changes in "Capital surplus" are primarily a result of stock compensation:

	Quarter ended June 30,		Six months ended June 30,
(In thousands)	2013	2012	2013	2012
Stock-based compensation	$1,876	$2,744	$3,828	$5,398
Shares withheld for taxes	(2)	(92)	(332)	(220)
Capital surplus increase	$1,874	$2,652	$3,496	$5,178
Note 13 – Segment Information
The company reports three business segments:

•	Bananas: Includes the sourcing (purchase and production), transportation, marketing and distribution of bananas.

•
Salads and Healthy Snacks: Includes ready-to-eat, packaged salads, referred to in the industry as "value-added salads" and other value-added products, such as healthy snacking items, fresh vegetable and fruit ingredients used in food service; processed fruit ingredient products; and the company's equity-method investment in the Danone JV, which sold Chiquita-branded fruit smoothies in Europe. In March 2013, the Danone JV sold its smoothie operations and the Chiquita brand is now licensed to a third-party manufacturer of smoothies in Europe. The JV continues pending resolution of its remaining obligations. The company expects to make contributions of €14 million ($18 million) in the third quarter of 2013 that will discharge its remaining financial obligations to the Danone JV. The company fully accrued its funding obligations to the Danone JV in the second half of 2012.

•
Other Produce: Includes the sourcing, marketing and distribution of whole fresh produce other than bananas. As part of the restructuring plan, the company exited the North American deciduous product lines after the end of the California grape season at the end of 2012. Subsequently, the primary product of the Other Produce segment is pineapples.

Certain corporate expenses are not allocated to the reportable segments and are included in "Corporate costs," including costs related to the relocation of the company's headquarters and restructuring activities described in Note 2. Inter-segment transactions are eliminated.

Financial information for each segment follows:

	Quarter ended June 30,		Six months ended June 30,
(In thousands)	2013	2012	2013	2012
Net sales:
Bananas	$517,692	$532,790	$1,025,643	$1,053,016
Salads and Healthy Snacks	260,218	251,674	500,290	489,487
Other Produce	34,261	48,701	60,490	84,146
	$812,171	$833,165	$1,586,423	$1,626,649
Operating income (loss):
Bananas[1]	$53,168	$29,097	$83,399	$48,112
Salads and Healthy Snacks[2]	2,993	10,142	9,750	10,408
Other Produce[3]	(43)	(3,364)	(421)	(9,366)
Corporate costs[4]	(15,542)	(18,278)	(27,014)	(31,991)
	$40,576	$17,597	$65,714	$17,163

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
Note 14 – Commitments and Contingencies
The company had an accrual of $4 million, $4 million and $3 million related to contingencies and legal proceedings in Europe at each of June 30, 2013, December 31, 2012, and June 30, 2012, respectively. While other contingent liabilities described below may be material to the financial statements, the company considered that while losses in these matters are possible, they are not probable; therefore, the company has not accrued any other amounts. Regardless of their outcomes, the company has paid, and will likely continue to incur, significant legal and other fees to defend itself in these proceedings, which may significantly affect the company's financial statements. Additionally, as described below, the company continues to be required to maintain deposits with relevant tax authorities for certain of these matters.
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

Between June 2011 and March 2012, the court dismissed certain of the plaintiffs' claims, but allowed the plaintiffs to move forward with some ATS claims and claims asserted under Colombian law. The company believes it has strong defenses to the remaining claims. In March 2012, the court granted the company's motion for interlocutory appeal of legal questions raised by the court's refusal to dismiss certain ATS claims, and, in September 2012, the United States Court of Appeals for the Eleventh Circuit granted permission to pursue the interlocutory appeal. This appeal is pending. In addition, the company has filed in the district court a motion to dismiss all of the ATS lawsuits on forum non conveniens grounds. That motion is pending.
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
Insurance Recovery. The company has primary and excess general liability insurance policies with substantial limits that the company believes should provide coverage for defense costs, settlements or judgments incurred in connection with the ATA and ATS lawsuits. The insurers have either reserved the right to deny coverage or denied coverage for these lawsuits, and except as discussed below there can be no assurance that the insurers will provide coverage for these claims. In 2008, the company commenced litigation in state court in Ohio against three of its primary insurers seeking coverage for defense costs incurred in connection with the ATA and ATS lawsuits; a fourth primary insurer was joined to that lawsuit in early 2009. Later in 2009, the company entered into settlement agreements under which three of its primary insurers agreed to pay, in total, approximately 40 percent of the company's defense costs in the ATA and ATS lawsuits. In late 2012, one of these settling insurers paid the full amount of a settlement in an ATA lawsuit. In June 2013, the company received notice that the two other settling insurers, which had been paying approximately 1 percent of the company's defense costs, had been placed in liquidation. In December 2011, the Ohio state trial court entered a final judgment against the fourth primary insurer, National Union, ruling that National Union is obligated to pay all defense costs reasonably incurred by the company in the defense of ATS and ATA lawsuits that allege that injury or damage occurred during the period of the National Union primary policies, except to the extent that such defense costs have been reimbursed by other primary insurers pursuant to their settlements with the company. National Union appealed the trial court's rulings to the Ohio Court of Appeals. In March 2013, the Ohio Court of Appeals reversed the trial court's ruling and held that National Union is not obligated to provide coverage for defense costs in the ATS and ATA lawsuits. As of June 30, 2013, National Union had paid the company $12 million as reimbursement for defense costs. This sum is being deferred in "Accrued Liabilities" on the Condensed Consolidated Balance Sheet because National Union asserts that it is entitled to obtain reimbursement of this amount from the company based on the outcome of its appeal in the coverage case. In its ruling in March 2013, the Ohio Court of Appeals remanded the case to the trial court to determine whether National Union is entitled to repayment of the defense costs that it has already paid. In April 2013, the company filed a notice of appeal in the Ohio Supreme Court and a memorandum in support of jurisdiction, asking the Ohio Supreme Court to exercise its discretion to review the March 2013 ruling of the Ohio Court of Appeals. In July 2013, the Ohio Supreme Court declined to accept the case for review. A motion for reconsideration is pending.
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
Of the original notices, separate civil customs proceedings were ultimately brought and are now pending against Chiquita Italia in four Italian jurisdictions, Genoa, Trento, Aosta and Alessandria. In Genoa, Chiquita Italia won at the trial level, lost on appeal, and appealed to the Court of Cassation, the highest level of appeal in Italy, where the decision is pending. In Trento, Chiquita Italia lost at the trial level, lost at the initial appeal level in a decision published in February 2012 and has appealed this decision to the Court of Cassation where Chiquita lost with regard to one of the five cases (1999) and four decisions are pending with regard to the 1998 and 2000 cases. The one decision received from the Court of Cassation in Trento during the second quarter of 2013 only represented claims totaling €2 thousand. In Aosta, Chiquita Italia lost at the trial level and in March 2013 filed an appeal against this decision. In Alessandria, Chiquita Italia lost at the trial level, and appealed but the case has been stayed pending a ruling in a separate case in Rome. The Rome case was brought by Socoba (and Chiquita Italia intervened voluntarily) on the issue of whether the forged Spanish licenses used by Socoba should be regarded as genuine in view of the apparent inability to distinguish between genuine and forged licenses. In an October 2010 decision, the Rome trial court rejected Socoba's claim that the licenses should be considered genuine on the basis that Socoba had not sufficiently demonstrated how similar the forged licenses were to genuine Spanish licenses. Socoba has appealed this decision. In an unrelated case addressing similar forged Spanish licenses used in Belgium, the EU Commission has ruled that these types of licenses were such good forgeries that they needed to be treated as genuine, and Chiquita Italia has brought this decision to the attention of the customs authorities in Genoa and Alessandria to seek relief in relation to the pending customs case. The Genoa customs authorities declined to give the benefit of the decision to Chiquita Italia. Chiquita Italia's appeal against this Genoa decision to the tax court is pending. The Alessandria customs authorities have so far declined to address the request.

Under Italian law, the amounts claimed in the Trento, Alessandria and Genoa cases have become due and payable notwithstanding the pending appeals. Deposits made in these cases are deferred in "Other current assets" and "Investments and other assets, net" on the Consolidated Balance Sheets pending resolution of the appeals process. If Chiquita Italia ultimately prevails in its appeals, all amounts deposited will be reimbursed with interest. A summary of claims and deposits paid as of June 30, 2013 is as follows:

	Claim (In millions)	Interest and Penalties Claimed (In millions)	Total Claim (In millions)	Deposits Paid Pending Appeal (In millions)
Trento	€3.3	€3.1	€6.4	€6.4	Deposits paid in 36 equal monthly installments ended March 2012.
Alessandria	€0.3	€0.2	€0.5	€0.5	Deposits paid in 36 equal monthly installments ended March 2012.
Genoa	€7.4	€1.0	€8.4	€1.3
Monthly deposit payments of €118 thousand began in August 2012 and will continue through July 2018, unless a successful appeals process is completed sooner. €6 million of interest was deducted from the original request based on the judge's ruling. The customs authorities have appealed this decision.

Aosta	€1.2	€1.2	€2.4	€0.3	Monthly deposit payments of €34 thousand began in November 2012 and will continue through October 2018.
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

Tax authorities issued assessment notices for 2004 and 2005, which were appealed to the first level Rome tax court; in June 2011, the court rejected the appeal for 2004. Chiquita Italia appealed this decision and, in October 2012, the appeals court ruled in favor of Chiquita Italia with respect to 2004. A significant portion of the 2005 income tax assessment has been withdrawn by the tax authorities. In April 2013, a court ruled against Chiquita for the remainder of the assessment and Chiquita has appealed to the second level tax court. Separately, customs authorities have also issued assessments for these cases, and Chiquita Italia's appeals of these customs assessments were rejected by the first level Rome tax court and the regional court. Chiquita Italia has appealed the decisions about the customs assessments to the Court of Cassation, the highest level of appeal in Italy. In each case, Chiquita Italia has received payment notifications from the tax and customs authorities, but the 2004 tax assessment has been annulled based on the October 2012 appeals court ruling and the company is claiming reimbursement of payments made. Deposits made under these cases are deferred in "Investments and other assets, net" on the Consolidated Balance Sheets pending resolution of the appeals process. If Chiquita Italia ultimately prevails in its appeals, all amounts deposited will be reimbursed with interest. A summary of assessments and deposits paid is as follows:

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

Customs Tax Assessment for 2004/2005	€18.2	€10.2	€28.4	€9.5	Monthly deposit payments of €350 thousand began in September 2011 and will continue through September 2017, unless a successful appeals process is completed sooner.
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
CONSUMPTION TAX REFUNDS
The company has and has had several open cases seeking the refund of certain consumption taxes paid between 1980 and 1990 in various Italian jurisdictions. As gain contingencies, these refunds and any related interest are recognized when realized and all gain contingencies have been removed. In January 2012, the company received €20 million ($26 million) related to a favorable decision from a court in Salerno, Italy. The claim is not considered resolved or realized, as the decision has been appealed to a higher court. Consequently, the receipt of cash has been deferred in "Other liabilities" on the Condensed Consolidated Balance Sheets. Decisions in one jurisdiction have no binding effect on pending claims in other jurisdictions and all unresolved claims may take years to resolve. If the company were to lose on appeal, it may be required to repay the consumption tax refunds received.
Note 15 – New Accounting Standards
New accounting standards that could significantly affect the company's Condensed Consolidated Financial Statements are summarized as follows:

Issued	Description	Effective Date for Chiquita	Effect on Chiquita's Consolidated Financial Statements
July 2013	Requires unrecognized tax benefits to be presented as a decrease in net operating loss, similar tax loss or tax credit carryforward if certain criteria are met.	Prospectively, beginning January 1, 2014; early adoption permitted.	The company is evaluating the impact of the standard as it may affect balance sheet classification of certain unrecognized tax benefits.

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
2012 was a year of transformation for Chiquita, and we are pleased with the progress that we have made through the first half of 2013. The restructuring and relocation initiatives implemented at the end of 2012 have meaningfully reduced our "Selling, general and administrative" expenses. Our strategic decisions to focus on our core bananas and salads businesses and implement initiatives that lowered logistics costs and improved banana yield at our owned farms have positively impacted our results of operations. Productivity on our owned farms improved substantially as a result of previously disclosed changes in agricultural practices and favorable weather conditions in some of the regions where we grow bananas. The additional volume from our owned farms reduced our banana spot market purchases during the first half of 2013 as compared to 2012, resulting in lowered costs. As previously disclosed, we also secured 5 million boxes of incremental annualized banana volume in North America in late 2012 and an additional 2 million annualized boxes in the first quarter of 2013. These wins have driven significant volume gains in our North American business in the first half of 2013 compared to 2012 and resulted in further logistics cost savings from scale efficiencies. In Europe, we continued to prioritize price over volume during the second quarter of 2013 resulting in higher pricing but lower volume, particularly with respect to second quality fruit. Typically, European pricing is significantly stronger in the first half of the year when supply and demand are more in balance as compared to the second half of the year when supply is greater than demand.
In late February 2013, we commenced shipping private label salads under our communicated signature contract. We anticipate that the several private label wins to date will deliver approximately 4 million annualized cases, beginning from the second quarter of this year. Retail value-added salad volumes were approximately 1 million cases higher in the second quarter of 2013 compared to 2012, as a result of increased velocity with our current customers and the impact of new branded and private label customer volume. Lower pricing, primarily reflecting product mix, slightly offset the increased sales volumes in the second quarter of 2013. Operating income in our salads and healthy snacks segment was lower in the second quarter of 2013 as compared to 2012 primarily from transition and startup costs at our new Midwest facility (discussed further below), which were approximately $7 million in the second quarter of 2013. We also incurred increased raw product costs from the adverse weather conditions across growing regions in the first half of 2013. We realized improvements versus the same period of 2012 in foodservice volume and healthy snacks pricing and volume. We remain on schedule in the construction of the new, more efficient and more automated salad production and warehousing facility in the Midwest that will fully replace three existing facilities in the region. The first production lines began operating in April 2013, and we expect to be fully transitioned in the fourth quarter of 2013. We are balancing manufacturing line transitions with the requirement to maintain customer service to our retail and foodservice customers. As a result, we expect to continue to incur transition and startup costs through the completion in the second half of 2013.
Comparisons of the second quarter and first half of 2013 to the 2012 periods were also affected by exit activities, the sale of non-strategic businesses, discontinuation of non-strategic product lines and average European exchange rates net of hedging. We exited our North American deciduous product lines after the end of the California grape season at the end of 2012. These product lines represented approximately $40 million of net sales and an insignificant negative contribution to our operating income on an annual basis. At the end of the second quarter of 2013, we sold a European healthy snacking business, which represented approximately $12 million of net sales and an insignificant contribution to our operating income on an annual basis. Additionally, 2012 included:

◦	$6 million of expected net losses in the first quarter of 2012 on the sublease of ships that were removed from service as a result of implementing a new European shipping configuration;

◦	$7 million and $11 million in the second quarter of 2012 and first half of 2012, respectively, of expense related to the relocation of our headquarters from Cincinnati to Charlotte;

◦	$4 million of charges in the first quarter of 2012 for asset write-offs and severance related to discontinued other produce and healthy snacking product lines; and

◦
$8 million of more favorable average European exchange rates net of hedging as compared to the first half of 2013. In mid-2012, we had increased our hedging coverage through 2013 to reduce exposure to further declines in the value of the euro at that time; however, subsequent increases in the value of the euro resulted in hedging losses that will continue through the balance of 2013 based on June 30, 2013 exchange rates.

On February 5, 2013, we issued $425 million of 7.875% senior secured notes due February 1, 2021 (the "7.875% Notes") and entered into a secured asset-based lending facility (the "ABL Facility") that has a maximum borrowing capacity of $200 million, subject to a borrowing base calculation based on specified percentages of our domestic accounts receivable, certain inventory and certain domestic machinery and equipment with the potential for additional advances against foreign accounts receivable. The $457 million of net proceeds from issuance of the 7.875% Notes and the initial borrowings of the ABL Facility were used to retire our previous senior secured credit facility (Term Loan and Revolving Credit Facility) and to retire our 7½% Senior Notes. This refinancing significantly extends our debt maturities, reduces the cash required for debt service over the next several years, provides financial flexibility in the form of reduced financial maintenance covenants and provides the ability to reduce debt with excess cash flow during this period. In connection with the refinancing, we recorded in the first quarter of 2013 a $6 million loss on debt extinguishment for the write-off of deferred financing fees related to the debt that was extinguished. During the second quarter of 2013, we repaid the revolving ABL balance of approximately $28 million.
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
Operations

	Quarter ended June 30,		Better (Worse) Percent Change	Six months ended June 30,		Better (Worse) Percent Change
(In millions)	2013	2012		2013	2012
Net sales:
Bananas	$518	$533	(2.8)%	$1,026	$1,053	(2.6)%
Salads and Healthy Snacks	260	252	3.4%	500	489	2.2%
Other Produce	34	49	(29.7)%	60	84	(28.1)%
	$812	$833	(2.5)%	$1,586	$1,627	(2.5)%
Cost of sales:
Bananas	$423	$462	8.5%	$864	$912	5.3%
Salads and Healthy Snacks	234	214	(9.1)%	443	422	(5.0)%
Other Produce	34	49	29.5%	60	93	35.2%
Corporate costs	2	3	6.3%	5	6	4.3%
	$693	$728	4.7%	$1,372	$1,433	4.2%
Operating income (loss):
Bananas	$53	$29	82.7%	$83	$48	73.3%
Salads and Healthy Snacks	3	10	(70.5)%	10	10	(6.3)%
Other Produce	(0)	(3)	98.7%	(0)	(9)	95.5%
Corporate Costs	(16)	(18)	15.0%	(27)	(32)	15.6%
	$41	$18	130.6%	$66	$17	282.9%
Table may not total or recalculate due to rounding.
CONSOLIDATED NET SALES, COST OF SALES AND OPERATING INCOME
Net sales declined on a consolidated basis by 2.5% both in the quarter and six months ended June 30, 2013 compared to the same periods in 2012. Our banana sales were lower in the second quarter and six months ended June 30, 2013 compared to the 2012 periods primarily as a result of lower volumes in core Europe, where we continued to prioritize price over volume, and the Middle East in addition to an unfavorable exchange rate net of hedging and lower pricing in North America. These declines were partially offset by significant new banana volumes in North America as a result of recent customer wins. Salad and Healthy Snacks sales were higher in the quarter and six months ended June 30, 2013 compared to the same periods of 2012, driven by higher volumes in our retail value-added salads, improved volumes in our Foodservices business and improved pricing in our healthy snacks products. Healthy Snacks business volumes were also higher in the first half of 2013 as compared to the first half of 2012. Retail value-added salad volumes and net sales were higher in the second quarter of 2013 primarily as a result of increased velocity with our current customers and the impact of new private label volume which began towards the end of the first quarter of 2013. Sales of Other Produce declined primarily as a result of discontinuing our North American deciduous product lines at the end of 2012.
Cost of sales decreased on a consolidated basis by 4.7% and 4.2% in the second quarter and six months ended June 30,

2013, compared to the same periods in 2012. Our restructuring and relocation initiatives were fully implemented at the beginning of 2013, resulting in significant improvements in our banana sourcing and logistics costs from the deployment of value chain efficiency and productivity initiatives that commenced at the end of 2012 and the reduction in overhead expenses benefiting both "Cost of sales" and "Selling, general and administrative" expense. Changes in our agriculture practices and favorable weather conditions in some of the regions where we grow bananas increased productivity. As a result, we purchased less fruit in the spot market in the first half of 2013 as compared to 2012. Additionally, as a result of discontinuing our North American deciduous product lines at the end of 2012, cost of sales for our Other Produce segment was lower. These decreases in cost of sales were partially offset by transition and startup costs at our new Midwest facility, which were approximately $7 million in the second quarter of 2013. We also incurred increased raw product costs from the adverse weather conditions across growing regions in the first half of 2013 related to our salads business.
As a result of the above, as well as the benefits of our completed restructuring and relocation plans, our operating income increased on a consolidated basis in the second quarter and six months ended June 30, 2013 compared to the same periods of 2012 and our "Selling, general and administrative" expense decreased by 4.1% and 12.5%, respectively.
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
BANANA SEGMENT
Net sales for the segment were $518 million and $533 million for the second quarter of 2013 and 2012, respectively and $1.0 billion and $1.1 billion for the six months ended June 30, 2013 and 2012, respectively. Significant increases (decreases) in segment net sales compared to the year-ago periods were as follows:

(In millions)	Q2	YTD
Pricing	$(11)	$(11)
Volume	—	(6)
Average European exchange rates	(2)	(11)
Unrealized gains (losses) on currency hedge portfolio[1]	(2)	2
Other	—	(1)
Change in Banana segment net sales	$(15)	$(27)
1 Hedge accounting was terminated on certain positions included in our currency hedge portfolio during the first quarter of 2013, and therefore unrealized gains related to these positions are included in net sales. See Note 6 to the Condensed Consolidated Financial Statements for further details.
Our banana sales volumes1 in 40-pound box equivalents were as follows:

(In millions, except percentages)	Q2 2013	Q2 2012	% Change	YTD 2013	YTD 2012	% Change
North America	18.5	16.7	11.1%	36.0	32.5	10.9%
Europe and the Middle East:
Core Europe[2]	9.2	10.1	(8.6)%	18.3	20.6	(11.0)%
Mediterranean[3]	3.1	2.9	9.2%	6.1	5.5	10.3%
Middle East	0.9	1.7	(47.3)%	2.0	3.3	(39.2)%
1 Volume sold represents all banana varieties, including Chiquita to Go, Chiquita minis, organic bananas and plantains.
2 Core Europe includes the 27 member states of the European Union, Switzerland, Norway and Iceland. Banana sales in Core Europe are primarily in euros but also include other European currencies.
3 Mediterranean markets are mainly European and Mediterranean countries that do not belong to the European Union.

The following table shows year-over-year favorable (unfavorable) percentage changes in our banana prices for 2013 compared to 2012:

	Q2	YTD
North America[1]	(2.9)%	(3.1)%
Core Europe:
U.S. Dollar Basis[2]	3.1%	4.2%
Local currency	1.9%	3.2%
Mediterranean	(7.0)%	(2.6)%
Middle East	(5.2)%	(5.5)%

[1]	North America pricing includes fuel-related and other surcharges.

[2]	Prices on a U.S. dollar basis exclude the effect of hedging.
Cost of sales in the Banana segment was $423 million and $462 million for the second quarters of 2013 and 2012, respectively, and $864 million and $912 million for the six months ended June 30, 2013 and 2012, respectively. Significant increases (decreases) in segment cost of sales compared to the year-ago periods were as follows:

(In millions)	Q2	YTD
Volume	$(1)	$(3)
Sourcing and logistics costs	(27)	(31)
Average European exchange rates	(5)	(1)
Acceleration of losses on ship sublease arrangements in 2012	—	(6)
Tariffs	(1)	(2)
Other	(5)	(5)
Change in Banana segment cost of sales	$(39)	$(48)
Our logistics costs were lower in the second quarter and first half of 2013 compared to the 2012 periods as a result of the continued optimization of our logistics network and additional volume distribution in North America, which resulted in scale efficiencies that more than overcame other cost increases. Logistics costs are significantly affected by fuel prices and include the effect of bunker fuel hedges, which was a benefit of $1 million and $3 million for the second quarter of 2013 and 2012, respectively, and a benefit of $3 million and $9 million for the six months ended June 30, 2013 and 2012.
Sourcing costs include costs of producing fruit in our owned operations and purchasing fruit from third party growers. Sourcing costs were lower in the second quarter and first half of 2013 compared to the 2012 periods, primarily due to increased productivity on our owned operations and growers under contract, which resulted in significantly less fruit purchased in the spot market in the second quarter and first half of 2013.
In third quarter of 2011, we implemented a new European shipping configuration that resulted in significant reductions in logistics costs in 2012 that will continue throughout 2013. The new configuration involves shipment of part of our core volume in container equipment aboard third-parties' container ships. This container capacity is more flexible than leasing entire ships, which is expected to primarily benefit the second half of the year, when volume demand is typically lower. As a result of the shipping reconfiguration, five chartered cargo ships were subleased until the end of 2012, and an equivalent number of ship charters were not renewed in 2013. We accelerated $6 million of losses on the three sublease arrangements in the first quarter of 2012, net of $2 million of related deferred sale-leaseback gain amortization during the sublease period.
Operating income in the Banana segment was $53 million and $29 million for the second quarters of 2013 and 2012, respectively and $83 million and $48 million for the six months ended June 30, 2013 and 2012, respectively. Significant increases (decreases) in segment operating income compared to the year-ago periods were as follows:

(In millions)	Q2	YTD
Change in Banana segment net sales from above	$(15)	$(27)
Change in Banana segment cost of sales from above	39	48
Selling, general and administrative expenses	2	13
Other	(2)	1
Change in Banana segment operating income	$24	$35

Selling, general and administrative expenses were lower in the second quarter and first half of 2013 compared to 2012 periods as a result of the restructuring initiatives implemented in late 2012, which resulted in lower headcount and reduced marketing investments.
Our primary markets are in North America and Europe, but we also have sales in the Middle East and other markets. The majority of our sales in the Middle East are in Iran under license from the U.S. government that allows sale of food products to non-sanctioned parties. Sales to Iranian customers are in U.S. dollars and represent $18 million, $20 million and $20 million of "Trade receivables, less allowances" on the Condensed Consolidated Balance Sheet as of June 30, 2013, December 31, 2012 and June 30, 2012, respectively. Even though the sales in Iran are permitted, the international sanctions against Iran are affecting the ability of Iranian customers to pay invoices within terms because it is difficult for them to obtain U.S. dollars, euros or other suitable currencies in sufficient quantity on a regular basis. Over the course of 2012, our receivable balance with these customers increased, and we established payment plans with each of these customers to reduce their balances. Most Iranian customers have so far been able to find acceptable methods of payment to comply with their payment plans. However, one significant customer has not, and as a result, we reserved $9 million of these receivables in the second half of 2012 representing the excess of the customer's obligations over the cash it had posted as collateral. We source bananas from the Philippines for sale in the Middle East under a committed-volume, long term purchase contract with a former joint venture partner through 2016. To mitigate our risk in 2013, we have reduced the amount of volume being sent to Iran and have developed customers in other Middle Eastern markets, such as Iraq and Saudi Arabia, even though pricing is lower in these other markets. However, Iran remains an important market for our Philippine-sourced bananas.
We use hedging instruments (derivatives) to reduce the negative cash flow and earnings effect that any significant decline in the value of the euro would have on the conversion of euro-based revenue into U.S. dollars for up to 18 months in the future. To minimize the volatility that changes in fuel prices could have on the operating results of our core shipping operations, we also use hedging instruments to lock in prices of future bunker fuel purchases for up to three years in the future. Further discussion of hedging risks and instruments can be found under the caption Item 3 – Quantitative and Qualitative Disclosures About Market Risk below and Note 6 to the Condensed Consolidated Financial Statements.
The average spot and hedged euro exchange rates were as follows:

(Dollars per euro)	Q2 2013	Q2 2012	% Change	YTD 2013	YTD 2012	% Change
Euro average exchange rate, spot	$1.30	$1.29	1.1%	$1.31	$1.30	0.7%
Euro average exchange rate, hedged[1]	1.27	1.29	(1.6)%	1.27	1.31	(3.3)%
1 Only includes realized hedging gains and losses.
The net European currency impact increased (decreased) our results as compared to the year-ago periods as follows:

(In millions)	Q2	YTD
Revenue	$3	$5
Local costs	(1)	(1)
Hedging[1]	(5)	(16)
Unrealized gains on currency hedge portfolio[2]	(2)	2
Balance sheet translation[3]	5	2
Net European currency impact	$—	$(8)
Columns may not total due to rounding.

[1]
Second quarter hedging loss was $5 million in 2013 versus a gain of less than a million recognized in the same period of 2012. For the six months ended June 30, 2013 the hedging loss was $11 million versus a gain of $5 million recognized in the six months ended June 30, 2012.

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

[3]
Second quarter balance sheet translation was a loss of $3 million in 2013 versus a loss of $8 million in the same period of 2012. For the six months ended June 30, 2013 the balance sheet translation was a loss of $5 million versus a loss of $7 million in the six months ended June 30, 2012.

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
In another regulatory development, in June 2012, the EU signed free trade area ("FTA") agreements with (i) Colombia and Peru and (ii) the Central American countries. Under both FTA agreements, the EU committed to reduce its banana tariff to €75 per metric ton over ten years for specified volumes of banana exports from each of the countries covered by these FTAs, and further required that the banana volumes assigned to each country under the Central American FTA be administered through export licenses. Implementation of an export license system in the 1990's (subsequently declared illegal) significantly increased our logistics and other export costs. The EU implemented its FTA with Peru on March 1, 2013, and its FTAs with Panama, Honduras, Nicaragua, and Colombia on August 1, 2013.  It is expected to implement its FTAs with Costa Rica, Guatemala, and El Salvador later in 2013. Because the FTA banana volume and export licensing regulations remain unsettled, it is unclear what, if any, effect the new FTAs will have on our operations.
SALADS AND HEALTHY SNACKS SEGMENT
Net sales for the Salads and Healthy Snacks segment were $260 million and $252 million for the second quarters of 2013 and 2012, respectively and $500 million and $489 million for the six months ended June 30, 2013 and 2012, respectively. Significant increases (decreases) in segment net sales compared to the year-ago periods were as follows:

(In millions)	Q2	YTD
Pricing including mix:
Retail value-added salads	$(5)	$—
Healthy snacks, foodservice and other	3	6
Volume:
Retail value-added salads	10	3
Healthy snacks, foodservice and other	—	3
Other	1	(1)
Change in Salads and Healthy Snacks segment net sales	$9	$11
Sales in our retail value-added salads were higher in the second quarter of 2013 as compared to 2012 as a result of increased velocity with our current customers and the impact of new branded and private label volume, which began towards the end of the first quarter of 2013. Lower pricing, primarily from product mix, slightly offset the increased sales in the second quarter of 2013. Sales in our retail value-added salads were slightly higher in the first half of 2013 as compared to 2012 even though the first quarter of 2012 included volume from non-renewed contracts under our former strategic approach of providing only branded retail product offerings. While traditionally we were a supplier of branded product offerings, as part of our strategic transformation in 2012 we expanded our product offerings to include private label without the need for significant capital expenditures. This, combined with our refocus on quality, service and innovation within our branded Fresh Express line, has enabled us to build velocity from current customers and grow volume through new branded and private label contract wins that will benefit the business as the year progresses. We began shipping against our signature private label contract at the end of the first quarter of 2013, and we expect volume from this contract plus additional wins in branded and private label contracts to add approximately 4 million annualized value-added salad cases to our base volume at June 30, 2013. Healthy snacks and foodservice sales were slightly higher in the second quarter and the first half of 2013 as compared to 2012 periods, driven mainly by improved volumes and pricing.
Volume and pricing for our retail value-added salads was as follows:

(In millions, except percentages)	Q2 2013	Q2 2012	% Change	YTD 2013	YTD 2012	% Change
Volume of 12-count cases	13.0	12.2	6.7%	24.7	24.5	1.0%
Pricing including mix*			(3.6)%			(0.3)%
*Pricing includes fuel-related and other surcharges. Fuel surcharges generally reset quarterly based on the previous quarter's average fuel index prices.

Cost of sales in the Salads and Healthy Snacks segment were $234 million and $214 million for the second quarters of 2013 and 2012, respectively and $443 million and $422 million for the six months ended June 30, 2013 and 2012, respectively. Significant increases (decreases) in segment cost of sales compared to the year-ago periods were as follows:

(In millions)	Q2	YTD
Volume:
Retail value-added salads	$8	$3
Healthy snacks, foodservice and other	1	3
Mix:
Retail value-added salads	3	4
Industry input and manufacturing costs:
Retail value-added salads	6	12
Healthy snacks, foodservice and other	3	5
Other	(1)	(6)
Change in Salads and Healthy Snacks segment cost of sales	$20	$21
Operating income in our retail value-added salads was lower in the second quarter of 2013 as compared to 2012 primarily from transition and startup costs at our new Midwest facility, which were approximately $7 million in the second quarter of 2013. We remain on schedule in construction of this new, more efficient and more automated salad production and warehousing facility. The first production lines began operating in April 2013, and we expect to be fully transitioned in the fourth quarter of 2013. We are balancing manufacturing line transitions with the requirement to maintain customer service to our retail and foodservice customers. As a result, we expect to continue to incur transition and startup costs through the completion in the second half of 2013. Adverse weather across growing regions year-to-date in 2013 also resulted in reduced yields and increased raw product cost in the first half of 2013. Our costs in 2013 reflect actions to mitigate quality impacts, including broader sourcing and increased over-planting to ensure we have sufficient quantities of Fresh Express-quality raw product. The first quarter of 2012 also included $1 million of costs for inventory write-offs related to exiting healthy snacking products that were not sufficiently profitable to maintain in the market.
Operating income in the Salads and Healthy Snacks segment was $3 million and $10 million for the second quarters of 2013 and 2012, respectively and $10 million for each of the six months ended June 30, 2013 and 2012. Significant increases (decreases) in segment operating income compared to the year-ago periods were as follows:

(In millions)	Q2	YTD
Change in Salads and Healthy Snacks segment net sales from above	$9	$11
Change in Salads and Healthy Snacks segment cost of sales from above	(20)	(21)
Selling, general and administrative	3	8
Equity in losses of investees	1	3
Other	—	(2)
Change in Salads and Healthy Snacks segment operating income	$(7)	$(1)
Selling, general and administrative expenses were lower in the second quarter and first half of 2013 compared to 2012 periods as a result of the restructuring initiatives implemented in late 2012 and the timing of marketing spend. Other includes $1 million to restructure our European healthy snacking sales force in the first quarter of 2012.
In June 2012, we entered into a 20-year lease agreement for a salad production and warehousing facility in the Midwest that will replace three existing facilities in the region. The lease agreement contains two 5-year extension periods. The new facility is expected to be more automated and efficient than the three existing plants that it will replace and is expected to further reduce operating costs when it is fully transitioned in the fourth quarter of 2013. Though the construction costs are being financed by the lessor, we are acting as the construction agent and will be responsible for all construction activity during the construction period because of the specialized nature of the facility. This results in us owning the facility for accounting purposes and as a result we have recognized as of June 30, 2013 an asset of $39 million included in "Property, plant and equipment, net," a $14 million capital lease obligation corresponding to the portion of the lease facility placed into service and a $25 million obligation corresponding to the construction in progress of the leased facility included in "Accrued liabilities" and "Other liabilities." Total construction costs are expected to be approximately $40 million through completion in the third quarter of 2013.

In March 2013, the Danone JV sold its smoothie operations and the Chiquita brand is now licensed to a third-party smoothies manufacturer in Europe. The JV continues pending resolution of its remaining obligations. We expect to make contributions of €14 million ($18 million) in the third quarter of 2013 that will discharge our remaining financial obligations to the Danone JV. We fully accrued our funding obligations to the Danone JV in the second half of 2012.
At the end of the second quarter 2013, we sold one of the European healthy snacking businesses. The business was sold for €3 million ($4 million) resulting in a gain of $2 million recognized in "Other income, net" in the Condensed Consolidated Statements of Income, which was not allocated to the segment. This business represented approximately $12 million in annual net sales and had an insignificant effect on operating income.
Goodwill and intangible asset balances in the segment decreased from June 30, 2012 primarily due to the impairments recorded in the fourth quarter of 2012 related to Fresh Express, which are fully described in our 2012 Annual Report on Form 10-K.
OTHER PRODUCE SEGMENT
Net sales for the segment were $34 million and $49 million for the second quarter of 2013 and 2012, respectively, and $60 million and $84 million for the six months ended June 30, 2013 and 2012, respectively. Operating loss for the segment was less than $1 million and $3 million for the second quarters of 2013 and 2012, respectively, and less than $1 million and $9 million for the six months ended June 30, 2013 and 2012, respectively. We exited our North American deciduous product lines after the California grape season at the end of 2012. Our North American deciduous product lines represented approximately $40 million of net sales on an annual basis and an insignificant negative contribution to our operating income on an annual basis, although losses were incurred in the first quarter of 2012. The first half of 2012 included $2 million of costs primarily related to inventory write-offs from the discontinuation of other non-strategic, low-margin products. Following the exit of the North American deciduous business, the primary product of the Other Produce segment is pineapples.
CORPORATE (INCLUDING HEADQUARTERS RELOCATION AND RESTRUCTURING COSTS)
Corporate expenses not allocated to the reportable segments and excluding those related to the restructuring and relocation expenses discussed below were $16 million and $11 million for the second quarters of 2013 and 2012, respectively, and $27 million and $21 million for the six months ended June 30, 2013 and 2012, respectively. The increases in expenses for the quarter and year-to-date periods is primarily due to increases in performance-based management incentive compensation accruals due to the company achieving certain financial objectives.
Late in 2011, we committed to relocate our corporate headquarters from Cincinnati, Ohio to Charlotte, North Carolina, affecting approximately 300 positions. Concurrent with the headquarters relocation, we further consolidated approximately 100 additional positions previously spread across the U.S. to improve execution and accelerate decision-making. The relocation was completed in 2012 and was expected to cost approximately $30 million (including net capital expenditures of approximately $5 million after allowances from the landlord) of which a significant portion is expected to be recaptured through state, local and other incentives through 2022. We do not expect the restructuring activities described above to affect the realization of the relocation incentives. As of June 30, 2013, we had incurred a total of $26 million of expense and $5 million of net capital expenditures related to the relocation. We expect to incur less than $1 million of additional expense primarily related to other costs through 2013, at which time related cash payments will also be substantially complete.
In August 2012, we announced a restructuring plan to transform the company into a branded commodity operator. The restructuring plan is designed to reduce costs and improve our competitive position by focusing resources on the banana and salad businesses, reducing investment in non-core products, reducing overhead and manufacturing cost and limiting consumer marketing activities. We expect this initiative to result in annual savings of at least $60 million across the company in 2013. In connection with this restructuring plan, we eliminated approximately 300 positions worldwide. A total of $18 million of restructuring costs were recognized during the second half of 2012 including $11 million of severance, $5 million of impairments primarily related to fixed assets and certain promotional and packaging materials and $2 million of goodwill impairment. The restructuring was substantially completed at December 31, 2012, although cash payments related to the restructuring plan are expected to continue through 2014, primarily related to severance payments to the former chief executive officer.
See Note 2 to the Condensed Consolidated Financial Statements for further information about our relocation and restructuring activities.
INTEREST AND LOSS ON DEBT EXTINGUISHMENT
Interest expense was $15 million and $10 million for the quarters ended June 30, 2013 and 2012, respectively, and $29 million and $21 million for the six months ended June 30, 2013 and 2012, respectively. The increase in interest expense during the second quarter of 2013 and six months ended June 30, 2013 was related to a refinancing that occurred in the first quarter of

2013, when we issued $425 million of 7.875% senior secured notes due 2021 and entered into a new asset-based lending facility and used the proceeds to retire the 7.5% senior notes due 2014 and the Credit Facility. The refinancing extended debt maturities but increased interest expense due to higher average interest rates. "Loss on debt extinguishment" relates to the write-off of deferred financing fees related to the debt that was extinguished in the first quarter of 2013. See further description of refinancing, debt reduction and the amendment to our Credit Facility in Note 5 to the Condensed Consolidated Financial Statements and in Financial Condition - Liquidity and Capital Resources below.
INCOME TAXES
Income taxes were a net expense (benefit) of $(3) million and $3 million for the quarters ended June 30, 2013 and 2012, respectively, and less than $1 million and $4 million for the six months ended June 30, 2013 and 2012, respectively. For the second quarter of 2013 and the six months ended June 30, 2013, the difference in the overall effective tax rate from the U.S. statutory rate is due to the existence of valuation allowances in the U.S. and other jurisdictions, as well as the mix of earnings across various jurisdictions and discrete tax items. See further details in Note 10 to the Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
In June 2013, we repaid $28 million on the ABL Revolver (defined below). We believe our cash position, cash flow generated by operating subsidiaries and borrowing capacity will provide sufficient cash reserves and liquidity to fund our working capital needs, capital expenditures and debt service requirements for at least twelve months. At June 30, 2013 we had a cash balance of $67 million and no borrowings under the ABL Revolver, under which $100 million was available after $23 million was used to support letters of credit. A subsidiary has a committed credit line of approximately €5 million ($7 million) for bank guarantees used primarily for payments due under import licenses and duties in European countries as of the date of this filing. We have €6 million ($8 million) of cash equivalents in compensating balance arrangements related to this committed credit line.
On February 5, 2013, we issued $425 million of 7.875% senior secured notes due February 1, 2021 ("7.875% Notes") at 99.274% of par and entered into a 5-year secured asset-based lending facility ("ABL Facility"). The $457 million of net proceeds from issuance of the 7.875% Notes and the initial borrowings of the ABL Facility were used to retire the outstanding Credit Facility and the 7½% Senior Notes at par plus accrued interest. This refinancing significantly extended our debt maturities and reduced the cash required for debt service over the next several years, while still providing the ability to reduce debt with excess cash flow during this period.
The ABL Facility consists of a revolver (the "ABL Revolver") and a $7.5 million term loan (the "ABL Term Loan") and matures at the earlier of February 5, 2018 or 60 days prior to the maturity of our existing 4.25% Convertible Senior Notes due August 15, 2016, unless such notes have been satisfactorily refinanced. The ABL Facility has a maximum borrowing capacity of $200 million, with the ABL Revolver subject to a borrowing base calculation based on specified percentages of our domestic accounts receivable, certain inventory and certain domestic machinery and equipment with the potential for additional advances against foreign accounts receivable. The ABL Term Loan requires annual repayments of approximately $2 million. See further information regarding the terms, description of the security and restrictions in Note 5 to the Condensed Consolidated Financial Statements.
In June 2012, we entered into a 20-year lease agreement for a salad production and warehousing facility in the Midwest that will replace three existing facilities in the region as described above. The lease agreement contains two 5-year extension periods. Though the construction costs are being financed by the lessor, the company is acting as the construction agent and will be responsible for all construction activity during the construction period because of the specialized nature of the facility. As described in Note 5 to the Condensed Consolidated Financial statements, this results in us owning the facility for accounting purposes and as such, we have recognized at June 30, 2013 an asset of $39 million included in "Property, plant and equipment, net," a $14 million capital lease obligation corresponding to the portion of the lease facility placed into service and a $25 million obligation corresponding to the construction in progress of the leased facility included in "Accrued liabilities" and "Other liabilities." Total construction costs are expected to be approximately $40 million through completion in the third quarter of 2013.
Cash provided by operations was $62 million and $21 million for the six months ended June 30, 2013 and 2012, respectively. Improved operating income in the first half of 2013 as compared to the first half of 2012 resulted in higher operating cash flows. Operating cash flows in first quarter of 2012 include €20 million ($26 million) related to a refund claim for certain consumption taxes paid between 1980 and 1990 due to a favorable decision from a court in Salerno, Italy. This cash remains deferred in "Other liabilities" pending final result of the appeal process. See Note 14 to the Condensed Consolidated Financial Statements for further information.

Cash flow used in investing activities includes capital expenditures of $21 million and $23 million for the six months ended June 30, 2013 and 2012, respectively. Cash flow provided by investing activities for the six months ended June 30, 2013 consists primarily of proceeds received from sale of non-core assets.
Depending on fuel prices, we can have significant obligations or amounts receivable under our bunker fuel forward arrangements, although we would expect any liability or asset from these arrangements to be offset by the purchase price of fuel. At June 30, 2013, December 31, 2012 and June 30, 2012, our bunker fuel forward contracts were an asset (liability) of $(2) million, $9 million and $4 million, respectively. Depending on euro exchange rates, we can have significant obligations or amounts receivable under our euro-based currency hedging contracts, although we would expect any liability or asset from these contracts to be more than offset by an increase in the dollar realization of the underlying sales denominated in foreign currencies. At June 30, 2013, December 31, 2012 and June 30, 2012, our euro-based currency hedging contracts, including those transferred in February 2013 as further described in Note 6 to the Condensed Consolidated Financial Statements, were a liability of $4 million, $23 million and $3 million, respectively. The amount ultimately due or receivable will depend upon fuel prices for our bunker fuel forward arrangements or the exchange rate for our euro-based hedging contracts at the dates of settlement. See Quantitative and Qualitative Disclosures About Market Risk below and Note 6 and Note 7 to the Condensed Consolidated Financial Statements for further information about our hedging activities. We expect operating cash flows will be sufficient to cover hedging obligations, if any.
In the third quarter of 2013, we expect to contribute €14 million ($18 million) to the Danone JV thereby discharging us of our remaining financial obligations to the Danone JV. We had fully accrued our funding obligations to the Danone JV in the second half of 2012.
In 2012, we self-disclosed to the customs authorities in several jurisdictions that we were making certain value-added tax ("VAT") payments to the tax authority as opposed to the customs authority. To settle matters in Sweden, we were required to make payments of $6 million, $4 million and $4 million in April, May and June of 2013, respectively, each time receiving refunds of the amount paid before making the next payment. We funded these payments through operating cash flows and received all refunds in the second quarter of 2013. During the second quarter of 2013, we reached agreement with the German customs and tax authority to consider the VAT payments netted and therefore not require any further action on our part. We have not received notification of penalties and do not anticipate incurring any penalties related to these matters.
We face certain contingent liabilities which are described in Note 14 to the Condensed Consolidated Financial Statements; in accordance with generally accepted accounting practices, reserves have not been established for most of the ongoing matters, even when we have been required to deposit payments to preserve our right to appeal some of the Italian customs and tax cases. In connection with these contingent liabilities, we have been required to deposit payments in installments totaling €47 million ($61 million) through 2018 to preserve our right to appeal the customs and tax assessments. Of these assessments, we have deposited €20 million ($26 million) through June 30, 2013, which is included partly in "Other current assets" and partly in "Investments and other assets, net" on the Condensed Consolidated Balance Sheet pending resolution of the appeals process. The installment plans as of June 30, 2013 call for annual deposit payments of approximately €6 million ($8 million) through 2016, €5 million ($7 million) in 2017 and €1 million ($2 million) in 2018; however, if we ultimately prevail in these cases, any deposits we have made will be refunded with interest. Because court rulings have varied, we have not been assessed in similar matters in other jurisdictions, but may be required to make additional payments based on future appeals or court rulings. We presently expect that we would use existing cash and borrowing resources together with operating cash flow to satisfy any such liabilities. It is possible that in future periods we could have to pay damages or other amounts in excess of the installment plans, the exact amount of which would be at the discretion of the applicable court or regulatory body.
Also as described in Note 14 to the Condensed Consolidated Financial Statements, in connection with a court judgment against one of our insurance carriers, National Union, we have received $12 million through June 30, 2013 from National Union. We have deferred these cash receipts in "Accrued liabilities" pending resolution of the appeals process. In March 2013, the Ohio Court of Appeals ruled that National Union was not obligated to provide coverage for defense costs for the matters in question and remanded the case back to the trial court to determine if National Union is entitled to reimbursement of defense costs it has already paid. If National Union ultimately is successful, we may be required to repay all or a portion of the reimbursements received. We expect to use existing cash resources if repayment is required.
We have not made dividend payments since 2006. Many of our debt instruments, including the 7.875% Notes and the ABL Facility, which are described in Note 5 to the Condensed Consolidated Financial Statements, impose limitations on CBII's ability to pay dividends on its common stock. At June 30, 2013, the company was in compliance with each of its debt instruments and expects to remain in compliance for at least twelve months.

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
Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Reference is made to the discussion under Management's Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Management – Financial Instruments in our 2012 Annual Report on Form 10-K. As of June 30, 2013, the only material changes from the information presented in the Form 10-K are contained in the information provided below.
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
At June 30, 2013, we had average rate euro put option hedge positions that protect approximately 50% of our expected net sales for the remainder of 2013 and approximately 25% of our expected net sales through July 2014 from a decline in the exchange rate below $1.20 per euro and $1.30 per euro, respectively. We had euro rate call option hedge positions that limit the benefit of approximately 50% of our expected net sales for the remainder of 2013 and approximately 25% of our expected net sales through July 2014 from an increase in the exchange rate above $1.28 per euro and $1.38 per euro, respectively. We also have average rate euro put options paired with average rate euro call options at the same strike rate that effectively lock in the value of the euro for approximately 35% of our expected net sales for the remainder of 2013 and approximately 25% of our expected net sales through July 2014 at $1.24 per euro and $1.33 per euro, respectively. These positions can offset decreases in the value of the euro or can limit the benefit of an increase in the exchange rate, but in either case reduce the volatility of change in the value of the euro. We expect that any loss on these contracts would be more than offset by an increase in the dollar realization of the underlying sales denominated in foreign currencies. In connection with the February 2013 debt refinancing further discussed in Note 5 to the Condensed Consolidated Financial Statements, certain of our hedging counterparties that were members of the previous Credit Facility are no longer participants in the new ABL Facility. Upon consummation of the ABL Facility, we transferred all outstanding hedge positions with former Credit Facility members to lenders under the ABL Facility, which resulted in termination of hedge accounting for some of our euro options with various expiration dates through the third quarter of 2013. Termination of hedge accounting on certain of our euro options does not change our economical or monetary benefit (obligation) or the value of the hedge instrument. See further discussion of termination of hedge accounting in Note 6 to the Condensed Consolidated Financial Statements.
Our shipping operations are exposed to the risk of rising fuel prices. To reduce the risk of rising fuel prices, we enter into bunker fuel forward contracts (swaps) that allow us to lock in fuel prices up to three years in the future. Bunker fuel forward contracts can offset increases in market fuel prices or can result in higher costs from declines in market fuel prices, but in either case reduce the volatility of changing fuel prices on our results. The price we pay to ship bananas and other produce in container equipment on board third parties' container ships includes an adjustment for fuel costs that is not subject to our hedging program. At June 30, 2013, we had deferred gains (losses) on bunker fuel hedges included in "Accumulated other comprehensive income (loss)" of $1 million, $(2) million and $(1) million that are expected to offset our cost of bunker fuel in 2013, 2014 and 2015, respectively, and represent coverage for expected fuel purchases of approximately 70%, 70% and 50%, respectively.
We carry hedging instruments at fair value on our Condensed Consolidated Balance Sheets. The fair value of the currency hedge portfolio including those transferred in February 2013 as further described in Note 6 to the Condensed Consolidated Financial Statements and bunker fuel forward contracts was a net asset (liability) of $(7) million, $(15) million and $2 million at June 30, 2013, December 31, 2012, and June 30, 2012, respectively. A hypothetical 10% increase in the euro currency rates would have resulted in a decline in fair value of the currency hedge portfolio of approximately $33 million at June 30, 2013. However, we expect that any loss on these put and call options would be more than offset by an increase in the dollar realization of the underlying sales denominated in foreign currencies. A hypothetical 10% decrease in bunker fuel rates would result in a decline in fair value of the bunker fuel forward contracts of approximately $12 million at June 30, 2013. However, we expect that any decline in the fair value of these contracts would be offset by a decrease in the cost of underlying fuel purchases.
See Note 6 to the Condensed Consolidated Financial Statements for additional discussion of our hedging activities. See Note 7 to the Consolidated Financial Statements for additional discussion of fair value measurements.
DEBT INSTRUMENTS
Although the Condensed Consolidated Balance Sheets do not present debt at fair value, we have a significant amount of fixed-rate debt whose fair value could fluctuate as a result of changes in prevailing market rates. At June 30, 2013, we had $625 million principal balance of fixed-rate debt, which included the 7.875% Notes issued in the February 2013 refinancing and the 4.25% Convertible Senior Notes. The $200 million principal balance of the Convertible Notes is greater than their $158 million carrying value due to the accounting standards for convertible notes such as ours that are described in Note 5 to the Condensed Consolidated Financial Statements. The $425 million principal balance of the 7.875% Notes is greater than their $422 million carrying value due to the related discount that will be amortized over the life of the 7.875% Notes. A hypothetical 0.50% increase in interest rates would have resulted in a decline in the fair value of our fixed-rate debt of approximately $15 million at June 30, 2013.

The refinancing in the first quarter of 2013 and the repayments of $28 million on the ABL Revolver in the second quarter of 2013 significantly reduced our exposure to changes in variable interest rates to a nominal amount.
Item 4 – Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, are (a) accumulated and communicated to our management to allow timely decisions regarding required disclosure and (b) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. An evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness as of June 30, 2013 of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of that date.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We also maintain a system of internal accounting controls, which includes internal control over financial reporting, that is designed to provide reasonable assurance that our financial records can be relied upon for preparation of our consolidated financial statements in accordance with generally accepted accounting principles in the United States and that our assets are safeguarded against loss from unauthorized use or disposition. Based on an evaluation by management, with the participation of the Chief Executive Officer and Chief Financial Officer, during the quarter ended June 30, 2013, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 6 – Exhibits
Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
Exhibit 32 - Section 1350 Certifications

*	Exhibit 101.INS - XBRL Instance Document

*	Exhibit 101.SCH - XBRL Taxonomy Extension Schema Document

*	Exhibit 101.CAL - XBRL Taxonomy Extension Calculation Linkbase Document

*	Exhibit 101.DEF - XBRL Taxonomy Extension Definition Linkbase Document

*	Exhibit 101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document

*	Exhibit 101.LAB - XBRL Taxonomy Extension Label Linkbase Document

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
August 8, 2013