Form 10-Q
period 2013-09-30
CHIQUITA BRANDS INTERNATIONAL INC
filed 2013-11-07
CIK 101063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 4, 2013, there were 46,829,913 shares of Common Stock outstanding.

Chiquita Brands International, Inc.

PART I – Financial Information
Item 1 – Financial Statements
Chiquita Brands International, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands, except share data)	2013	2012	2013	2012
Net sales	$723,062	$714,167	$2,309,485	$2,340,816
Cost of sales	645,170	643,578	2,017,667	2,076,156
Selling, general and administrative	60,966	69,856	177,227	202,796
Depreciation	13,435	13,319	40,517	39,376
Amortization	2,342	2,355	7,025	7,064
Equity in (earnings) losses of investees	—	29,112	(72)	31,681
Goodwill impairment	—	1,779	—	1,779
Restructuring and relocation costs	(4)	20,272	254	30,905
Operating income (loss)	1,153	(66,104)	66,867	(48,941)
Interest income	690	669	2,197	2,318
Interest expense	(15,356)	(12,219)	(44,698)	(32,965)
Loss on debt extinguishment	—	—	(6,275)	—
Other income (expense), net	(501)	—	1,622	—
Income (loss) before income taxes	(14,014)	(77,654)	19,713	(79,588)
Income tax (expense) benefit	(3,800)	10,900	(4,050)	7,200
Net income (loss)	$(17,814)	$(66,754)	$15,663	$(72,388)

Earnings (loss) per common share – basic	$(0.38)	$(1.45)	$0.34	$(1.57)
Earnings (loss) per common share – diluted	$(0.38)	$(1.45)	$0.33	$(1.57)
See Notes to Condensed Consolidated Financial Statements.

Chiquita Brands Inter-national, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Net income (loss)	$(17,814)	$(66,754)	$15,663	$(72,388)
Other comprehensive income (loss), net of tax where applicable:
Unrealized foreign currency translation gains (losses)	(753)	(242)	(381)	114

Change in fair value of available-for-sale investment	—	1,405	157	2,883
Realized gains of available-for-sale investment reclassified into Other income (expense), net	—	—	(561)	—
Net other comprehensive income (loss) related to available-for-sale investment	—	1,405	(404)	2,883

Unrealized losses on derivatives for the period	(6,183)	(1,371)	(8,308)	(5,772)
Derivative (gains) losses reclassified into Net sales	6,114	753	21,328	(3,628)
Derivative gains reclassified into Cost of sales	(2,277)	(3,822)	(7,267)	(13,475)
Net other comprehensive income (loss) related to derivatives	(2,346)	(4,440)	5,753	(22,875)

Actuarial gains (losses) for the period, net of $(3), $(18), $(133) and $(293), respectively, of income tax expense (benefit)	(42)	18	(1,448)	589
Pension cost amortization	342	274	1,018	805
Net other comprehensive income (loss) related to defined benefit pension and severance plans	300	292	(430)	1,394
	(2,799)	(2,985)	4,538	(18,484)
Comprehensive income (loss)	$(20,613)	$(69,739)	$20,201	$(90,872)
See Notes to Condensed Consolidated Financial Statements.

Chiquita Brands International, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)	September 30, 2013	December 31, 2012	September 30, 2012
ASSETS
Current assets:
Cash and equivalents	$71,766	$51,026	$36,868
Trade receivables, less allowances of $19,978, $19,028 and $14,754, respectively	269,892	285,151	305,036
Other receivables, net	66,602	65,109	67,334
Inventories	234,783	220,041	225,966
Prepaid expenses	47,170	40,814	45,927
Other current assets	17,463	18,335	32,988
Total current assets	707,676	680,476	714,119
Property, plant and equipment, net	392,884	395,299	385,813
Investments and other assets, net	88,989	81,528	104,120
Trademarks	426,085	426,085	449,085
Goodwill	18,095	18,095	175,200
Other intangible assets, net	89,254	96,279	98,633
Total assets	$1,722,983	$1,697,762	$1,926,970
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$2,191	$65,008	$40,903
Accounts payable	283,641	274,624	288,352
Accrued liabilities	148,346	140,700	124,107
Total current liabilities	434,178	480,332	453,362
Long-term debt and capital lease obligations, net of current portion	620,012	540,517	546,213
Accrued pension and other employee benefits	82,295	75,144	73,966
Deferred gain – sale of shipping fleet	9,823	20,204	23,083
Deferred tax liabilities	111,942	111,628	32,254
Other liabilities	70,424	99,535	83,359
Total liabilities	1,328,674	1,327,360	1,212,237
Commitments and contingencies	—	—	—
Shareholders' equity:
Common stock, $.01 par value (46,759,590, 46,317,433 and 46,303,732 shares outstanding, respectively)	468	463	463
Capital surplus	838,261	834,560	832,531
Accumulated deficit	(408,433)	(424,096)	(91,467)
Accumulated other comprehensive loss	(35,987)	(40,525)	(26,794)
Total shareholders' equity	394,309	370,402	714,733
Total liabilities and shareholders' equity	$1,722,983	$1,697,762	$1,926,970
See Notes to Condensed Consolidated Financial Statements.

Chiquita Brands International, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2013	2012
Cash provided (used) by:
OPERATIONS
Net income (loss)	$15,663	$(72,388)
Depreciation and amortization	47,542	46,440
Goodwill impairment	—	1,779
Loss on debt extinguishment	6,275	—
Deferred income taxes	232	(8,639)
Amortization of discount on Convertible Notes	8,100	7,175
Equity in (earnings) losses of investees	(72)	31,681
Amortization of gain on sale of the shipping fleet	(10,381)	(11,470)
Stock-based compensation	4,523	6,120
Restructuring related asset impairments	—	4,867
Changes in current assets and liabilities and other	19,856	15,837
Operating cash flow	91,738	21,402
INVESTING
Capital expenditures	(36,165)	(36,222)
Contribution to equity-method investment	(13,102)	—
Net proceeds from sale of long-term assets	11,751	4,231
Other, net	3,559	(2,800)
Investing cash flow	(33,957)	(34,791)
FINANCING
Issuance of long-term debt	429,415	—
Repayments of long-term debt and capital lease obligations	(412,646)	(12,636)
Borrowings under the ABL Revolver	36,590	—
Repayments of ABL Revolver	(36,590)	—
Borrowings under the Credit Facility Revolver	—	50,000
Repayments of the Credit Facility Revolver	(40,000)	(30,000)
Payments for debt modification and issuance costs	(13,810)	(2,368)
Financing cash flow	(37,041)	4,996
Increase in cash and equivalents	20,740	(8,393)
Balance at beginning of period	51,026	45,261
Balance at end of period	$71,766	$36,868
See Notes to Condensed Consolidated Financial Statements.

Chiquita Brands International, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1 – Basis of Presentation
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
Note 2 – Earnings Per Share
Basic and diluted earnings (loss) per common share ("EPS") are calculated as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Net income (loss)	$(17,814)	$(66,754)	$15,663	$(72,388)

Weighted average common shares outstanding (used to calculate basic EPS)	46,633	46,141	46,495	45,975
Dilutive effect of stock options and other stock awards	—	—	940	—
Weighted average common shares outstanding (used to calculate diluted EPS)	46,633	46,141	47,435	45,975

Earnings (loss) per common share – basic	$(0.38)	$(1.45)	$0.34	$(1.57)
Earnings (loss) per common share – diluted	$(0.38)	$(1.45)	$0.33	$(1.57)
If the company had generated net income for each of the quarters ended September 30, 2013 and 2012 and the nine months ended September 30, 2012, an additional 1.3 million, 0.4 million and 0.5 million shares, respectively, would have been added to basic weighted average common shares outstanding to calculate diluted EPS.
The assumed conversions to common stock of stock options, other stock awards and 4.25% Convertible Senior Notes due 2016 ("Convertible Notes") are excluded from weighted average common shares outstanding used to calculate diluted EPS in periods when these items, on an individual basis, have an anti-dilutive effect on diluted EPS. For the quarters and nine months ended September 30, 2013 and 2012, assumed conversion of the Convertible Notes would have been anti-dilutive because the average trading price of the common shares was below the conversion price of $22.45 per share. In addition, certain stock options and other stock awards totaling 0.2 million and 1.6 million for the quarters ended September 30, 2013 and 2012, respectively, and 1.3 million and 1.9 million for the nine months ended September 30, 2013 and 2012, respectively, were outstanding but not included in the computation of diluted EPS because they were anti-dilutive.
Note 3 – Restructuring and Relocation
RESTRUCTURING
In August 2012, the company announced a restructuring plan to transform the company into a branded commodity operator. The restructuring plan is designed to reduce costs and improve the company's competitive position by focusing its resources on the banana and salad businesses, reducing investment in non-core products, reducing overhead and manufacturing cost and limiting consumer marketing activities. The company expects this initiative to result in annual savings of at least $60 million across the company in 2013. In connection with this restructuring plan, the company eliminated approximately 300 positions worldwide. In the third quarter of 2012, the company recognized $9 million of severance and $5 million of impairments primarily related to fixed assets and certain promotional and packaging materials included in inventories associated with non-core European healthy snacking businesses in "Restructuring and relocation costs" in the Condensed Consolidated Statements of Income. A total of $18 million of restructuring costs, including the related goodwill impairment discussed below, were recognized during the second half of 2012. The restructuring was substantially complete at December 31, 2012, although cash payments related to the restructuring plan are expected to continue through September 2014, primarily related to severance payments to the former chief executive officer.
A reconciliation of the accrual for the restructuring activities included in "Accrued liabilities" in the Condensed Consolidated Balance Sheet at September 30, 2013 is as follows:

(In thousands)	Severance
June 30, 2012	$—
Severance expense	8,939
Amounts paid	(1,781)
September 30, 2012	$7,158
Severance expense	1,652
Amounts paid	(1,810)
December 31, 2012	$7,000
Severance expense	18
Amounts paid	(995)
March 31, 2013	$6,023
Severance expense	48
Amounts paid	(1,982)
June 30, 2013	$4,089
Severance expense	(100)
Amounts paid	(1,329)
September 30, 2013	$2,660
Consistent with the company's new strategy of reducing investments in non-core products, the company sold one of the European healthy snacking businesses in the second quarter of 2013. The business was sold for €3 million ($4 million) resulting in a gain of $1 million recognized in "Other income (expense), net" in the Condensed Consolidated Statements of Income. This business represented approximately $12 million in net sales and an insignificant contribution to operating income on an annual basis. The restructuring described above also resulted in $2 million of goodwill impairment related to this European healthy snacking business recorded in "Goodwill impairment" in the Condensed Consolidated Statements of Income in the third quarter of 2012.
HEADQUARTERS RELOCATION
Late in 2011, the company committed to relocate its corporate headquarters from Cincinnati, Ohio to Charlotte, North Carolina, affecting approximately 300 positions. Concurrent with the headquarters relocation, the company further consolidated approximately 100 additional positions previously spread across the U.S. to improve execution and accelerate decision-making. The relocation was completed in 2012 and was expected to cost approximately $30 million (including net capital expenditures of approximately $5 million after allowances from the landlord). As of September 30, 2013, the company had incurred a total of $26 million of expense and $5 million of net capital expenditures related to the relocation, of which a significant portion is expected to be recaptured through state, local and other incentives through 2022. The company does not expect the restructuring activities described above to affect the realization of the relocation incentives. The company expects to incur an insignificant amount of additional expense primarily related to other costs through 2013, at which time related cash payments will also be substantially complete.

A reconciliation of the accrual for the relocation that is included in "Accrued liabilities" is as follows:

(In thousands)	One-Time Termination Costs	Relocation, Recruiting and Other Costs	Total Exit Costs	Other Relocation Costs	Total
December 31, 2011	$5,303	$244	$5,547	$108	$5,655
Amounts expensed	1,131	2,384	3,515	348	3,863
Amounts paid	(535)	(1,500)	(2,035)	(456)	(2,491)
March 31, 2012	$5,899	$1,128	$7,027	$—	$7,027
Amounts expensed	1,026	3,681	4,707	2,063	6,770
Amounts paid	(1,225)	(2,712)	(3,937)	(1,781)	(5,718)
June 30, 2012	$5,700	$2,097	$7,797	$282	$8,079
Amounts expensed	748	4,182	4,930	1,536	6,466
Amounts paid	(2,831)	(4,703)	(7,534)	(1,680)	(9,214)
September 30, 2012	$3,617	$1,576	$5,193	$138	$5,331

December 31, 2012	$2,031	$1,078	$3,109	$(82)	$3,027
Amounts expensed	63	54	117	82	199
Amounts paid	(890)	(330)	(1,220)	—	(1,220)
March 31, 2013	$1,204	$802	$2,006	$—	$2,006
Amounts expensed	(23)	16	(7)	—	(7)
Amounts paid	(585)	(677)	(1,262)	—	(1,262)
June 30, 2013	$596	$141	$737	$—	$737
Amounts expensed	(89)	185	96	—	96
Amounts paid	(298)	(232)	(530)	—	(530)
September 30, 2013	$209	$94	$303	$—	$303
Note 4 – Trade and Finance Receivables
TRADE RECEIVABLES
The company's primary markets are in North America and Europe, but it also has sales in the Middle East and other markets. The majority of the company's sales in the Middle East are in Iran under license from the U.S. government that allows sale of food products to non-sanctioned parties. Sales to Iranian customers are in U.S. dollars and represent $17 million, $20 million and $18 million of "Trade receivables, less allowances" on the Condensed Consolidated Balance Sheet as of September 30, 2013, December 31, 2012 and September 30, 2012, respectively. Even though the sales in Iran are permitted, the international sanctions against Iran are affecting the ability of Iranian customers to pay invoices within terms because it is difficult for them to obtain U.S. dollars, euros or other suitable currencies in sufficient quantity on a regular basis. Over the course of 2012, the company's receivable balance with these customers increased, and the company established payment plans with each of these customers to reduce their balances. Most customers have so far been able to find acceptable methods of payment to comply with their payment plans. However, one significant customer has not, and as a result, the company reserved $9 million of these receivables in the second half of 2012, which includes $7 million in the third quarter of 2012, representing the excess of the customer's obligations over the cash it had posted as collateral. The company sources bananas from the Philippines for sale in the Middle East under a committed-volume, long term purchase contract with a former joint venture partner through 2016. To mitigate risk in 2013, the company has reduced the amount of volume being sent to the Middle East and has developed customers in other Middle Eastern markets, such as Iraq and Saudi Arabia. However, Iran remains an important market for the company's Philippine-sourced bananas.

FINANCE RECEIVABLES
Finance receivables were as follows:

	September 30, 2013		December 31, 2012		September 30, 2012
(In thousands)	Grower Receivables	Seller Financing	Grower Receivables	Seller Financing	Grower Receivables	Seller Financing
Gross receivable	$36,092	$28,001	$41,008	$30,523	$42,138	$31,332
Reserve	(32,927)	—	(36,854)	—	(36,837)	—
Net receivable	$3,165	$28,001	$4,154	$30,523	$5,301	$31,332

Current portion, net	$3,165	$3,913	$4,154	$3,691	$5,301	$3,620
Long-term portion, net	—	24,088	—	26,832	—	27,712
Net receivable	$3,165	$28,001	$4,154	$30,523	$5,301	$31,332
Current portions of finance receivables are included in "Other receivables, net" and long-term portions are included in "Investments and other assets, net" on the Condensed Consolidated Balance Sheets.
Activity in the reserve for grower receivables is as follows:

(In thousands)	2013	2012
Reserve at beginning of year	$36,854	$37,519
Charged to costs and expenses	26	382
Recoveries	(51)	(191)
Foreign exchange and other	1	—
Reserve at March 31	$36,830	$37,710
Charged to costs and expenses	35	45
Recoveries	(51)	(516)
Write-offs	(2,910)	—
Foreign exchange and other	—	1
Reserve at June 30	$33,904	$37,240
Charged to costs and expenses	—	277
Recoveries	(976)	(680)
Write-offs	—	—
Foreign exchange and other	(1)	—
Reserve at September 30	$32,927	$36,837
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
The gross grower receivable balance includes $29 million, $30 million and $31 million (all of which were classified as long-term) related to a Chilean grower of grapes and other produce as of September 30, 2013, December 31, 2012 and September 30, 2012, respectively. In 2011, the company fully reserved the advances made to this Chilean grower, who was declared bankrupt later that year. The company continues to aggressively negotiate recovery with the bankruptcy trustee and other creditors of the grower.
The company provided seller financing in the 2009 sale of the former joint venture that sourced bananas and pineapples from the Philippines for sale in the Middle East and Asia. The financing for the sale of this joint venture is a note receivable in equal installments through 2019. Payments are current on this note receivable.

Note 5 – Inventories
Inventories consist of the following:

(In thousands)	September 30, 2013	December 31, 2012	September 30, 2012
Finished goods	$79,706	$74,246	$80,325
Growing crops	79,899	79,046	74,964
Raw materials, supplies and other	75,178	66,749	70,677
	$234,783	$220,041	$225,966
Note 6 – Debt including Capital Lease Obligations
The carrying values of the company's debt represent amortized cost and are summarized below with estimated fair values:

	September 30, 2013		December 31, 2012		September 30, 2012
	Carrying Value	Estimated Fair Value[1]	Carrying Value	Estimated Fair Value[1]	Carrying Value	Estimated Fair Value[1]
(In thousands)
7.875% Senior Secured Notes due 2021	$422,100	$453,000	$—	$—	$—	$—
7½% Senior Notes due 2014	—	—	106,438	106,000	106,438	105,000
4.25% Convertible Senior Notes due 2016	161,182	196,000	153,082	174,000	150,542	175,000
ABL Term Loan	6,750	6,000	—	—	—	—
Credit Facility Revolver	—	—	40,000	38,000	20,000	19,000
Credit Facility Term Loan	—	—	305,250	296,000	309,375	300,000
Capital lease obligations[2]	32,171	32,000	755	700	761	700
Less current portion	(2,191)		(65,008)		(40,903)
Total long-term debt and capital lease obligations	$620,012		$540,517		$546,213

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

[2]
Capital lease obligations at September 30, 2013 include the portion of the borrowings for the salad production and warehousing facility in the Midwest that has been placed into service. The facility is being constructed under a build-to-suit lease with the construction in progress liability included in "Accrued liabilities" and "Other liabilities" on the Condensed Consolidated Balance Sheets and then reclassified to capital lease obligation as the related leased assets are placed into service. See further description of the build-to-suit lease below.

RETIRING OF CREDIT FACILITY AND 7.5% SENIOR NOTES
In February 2013, the company received $457 million of net proceeds from issuance of the 7.875% Notes and the initial borrowings of the ABL Facility (defined below). The proceeds were used to retire the preceding senior secured credit facility ("Credit Facility") on February 5, 2013 and to deposit in escrow funds sufficient to retire the 7.5% Senior Notes due 2014 ("7.5% Senior Notes") at par plus accrued interest through the March 7, 2013 settlement date. Related expenses of $6 million were included in "Loss on debt extinguishment" on the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Cash Flow. The loss included the write-off of deferred financing fees relating to the Credit Facility and the 7.5% Senior Notes, which were $5 million and $1 million, respectively.
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
The 7.875% Notes include customary events of default including: failure to pay principal or interest when due; acceleration of other debt agreements representing more than $30 million of indebtedness of CBII and CBL and certain subsidiaries; failure to pay non-appealable judgments in excess of $30 million against CBII or CBL and certain subsidiaries; and certain bankruptcy events.
The 7.875% Notes have not yet been registered under federal securities laws. The company expects to consummate an exchange offer on or before February 5, 2014, but if for any reason it is unable to complete the exchange offer by that date, the 7.875% Notes' annual interest rate could increase until the notes are exchanged or registered by up to 1.0%.
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
To estimate the fair value of the debt component upon issuance, the company discounted the principal balance to result in an effective interest rate of 12.50%, the rate of similar instruments without the debt-for-equity conversion feature at the issuance date; this effective interest rate remains unchanged through the third quarter of 2013. The fair value of the equity component was estimated as the difference between the full principal amount and the estimated fair value of the debt component, net of an allocation of issuance costs and income tax effects. These were Level 3 fair value measurements (described in Note 8) and will be reconsidered in the event that any of the Convertible Notes are converted before their maturity.
The carrying amounts of the debt and equity components of the Convertible Notes are as follows:

(In thousands)	September 30, 2013	December 31, 2012	September 30, 2012
Principal amount of debt component[1]	$200,000	$200,000	$200,000
Unamortized discount	(38,818)	(46,918)	(49,458)
Net carrying amount of debt component	$161,182	$153,082	$150,542
Equity component	$84,904	$84,904	$84,904
Issuance costs and income taxes	(3,210)	(3,210)	(3,210)
Equity component, net of issuance costs and income taxes	$81,694	$81,694	$81,694

[1]
As of September 30, 2013, December 31, 2012 and September 30, 2012, the Convertible Notes' "if-converted" value did not exceed their principal amount because the company's common stock price was below the conversion price of the Convertible Notes.

The interest expense related to the Convertible Notes was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
4.25% coupon interest	$2,125	$2,125	$6,375	$6,375
Amortization of deferred financing fees	117	117	352	352
Amortization of discount on the debt component	2,782	2,465	8,100	7,175
Total interest expense related to the Convertible Notes	$5,024	$4,707	$14,827	$13,902
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
At September 30, 2013, the borrowing capacity of the ABL Revolver was $112 million, including $20 million in the Fixed Asset Sub-Line. At September 30, 2013, the ABL Revolver was primarily used to support $24 million letters of credit, leaving an available balance of $88 million.
Loans under the ABL Facility bear interest at:

•	A rate equal to LIBOR plus a margin of from 1.75% to 2.25%, or Base Rate plus a margin of from 0.25% to 0.75%, determined based on levels of borrowing availability reset each fiscal quarter;

•
In the case of the Fixed Asset Sub-Line, a rate equal to LIBOR plus a margin from 2.25% to 2.75%, or Base Rate plus a margin of from 0.75% to 1.25%, determined based on levels of borrowing availability reset each fiscal quarter; and

•
In the case of the ABL Term Loan, a rate equal to LIBOR plus a margin from 2.75% to 3.25%, or Base Rate plus a margin of from 1.25% to 1.75%, determined based on levels of borrowing availability reset each fiscal quarter.

At September 30, 2013, the weighted average interest rate for the ABL Facility was LIBOR plus 3.00%, or 3.18%.

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
At September 30, 2013, the company was in compliance with the ABL and its other debt agreements and expects to remain in compliance for at least the next twelve months.
CREDIT FACILITY
The Credit Facility, which was retired in February 2013 as discussed above, consisted of a $330 million senior secured term loan (the "Credit Facility Term Loan") and a $150 million senior secured revolving credit facility (the "Credit Facility Revolver"), both maturing July 26, 2016 (May 1, 2014, if the company did not repay, refinance or otherwise extend the maturity of the 7.5% Senior Notes by such date). The interest rate for both the Credit Facility Term Loan and Credit Facility Revolver was 5.00% at both December 31, 2012 and September 30, 2012, respectively. The Credit Facility Term Loan required quarterly principal repayments of $4 million through June 30, 2013 and quarterly principal repayments of $8 million beginning September 30, 2013 through March 31, 2016, with any remaining principal balance due at June 30, 2016, subject to the early maturity clause described above. At December 31, 2012, there were $40 million of borrowings under the Credit Facility Revolver, in addition to $22 million used to support letters of credit, leaving an available balance of $88 million. At September 30, 2012 there were $20 million of borrowings under the Credit Facility Revolver, in addition to $21 million used to support letters of credit, leaving an available balance of $109 million.
BUILD-TO-SUIT LEASE FOR MIDWEST SALAD PLANT CONSOLIDATION
In June 2012, the company entered into a 20-year lease agreement for a salad production and warehousing facility in the Midwest that will replace three existing facilities in the region. The lease agreement contains two 5-year extension periods. Though the construction costs are being financed by the lessor, the company is acting as the construction agent and will be responsible for all construction activity during the construction period because of the specialized nature of the facility. This results in the company owning the facility for accounting purposes and as such, the company has recognized as of September 30, 2013 an asset of $38 million included in "Property, plant and equipment, net," a $31 million capital lease obligation corresponding to the portion of the lease facility placed into service and a $7 million obligation corresponding to the construction in progress of the leased facility included in "Accrued liabilities" and "Other liabilities." Total construction costs are expected to be approximately $40 million through completion of the project, which is expected to be in the fourth quarter of 2013.
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
To manage its exposure to exchange rates on the conversion of euro-based revenue into U.S. dollars, the company uses average rate put options, average rate collars (an average rate put option paired with an average rate call option) and average rate forward contracts. Average rate put options require an upfront premium payment and reduce the risk of a decline in the value of the euro without limiting the benefit of an increase in the value of the euro. Average rate euro call options sold by the company require an upfront premium payment to be received from the counterparty and limit the benefit of an increase in the value of the euro without limiting the risk of a decline in the value of the euro. The company may use average rate call options to reduce the cost of currency hedging coverage. In some cases, the company may simulate an average rate forward contract by entering into an average rate put option and an average rate call option at the same strike rate to lock in the future exchange rate of the notional amount. These instruments do not require upfront premium payments. These instruments are designated as cash flow hedges. At September 30, 2013, the amount of unrealized net losses on the company's currency hedging portfolio that would be reclassified to net income, if realized, in the next twelve months is $10 million; these net losses were deferred in "Accumulated other comprehensive income (loss)."
In connection with the February 2013 debt refinancing further discussed in Note 6, certain of the company's hedging counterparties that were members of the previous Credit Facility were no longer participants in the new ABL Facility. Upon consummation of the ABL Facility on February 5, 2013, the company transferred all outstanding hedge positions with former Credit Facility members to lenders under the ABL Facility. The transferred positions included approximately €71 million notional amount of euro call and put options that matured during the first three quarters of 2013. The change in counterparty is a change in a critical term resulting in termination of hedge accounting at the transfer date. Due to technical accounting requirements, these specific option contracts did not qualify to be re-designated as cash flow hedges at the transfer date. Therefore, the decline in fair value of these options through the transfer date was deferred in AOCI until the hedged transaction occurred because the related hedged cash flows remained probable of occurrence. However, unrealized changes in fair value after the transfer date were recognized currently in "Net sales."
Loss of hedge accounting did not affect the put and call options' purpose of reducing the volatility inherent in exchanging euro-based revenue into U.S. dollars or change the ultimate earnings or cash flow recognized upon settlement of each position. However, loss of hedge accounting resulted in unintended volatility of earnings for the first, second and third quarters of 2013 as the fair market value adjustments after the transfer date were recognized in "Net sales." Ultimately, for the nine months ended September 30, 2013, the effect on earnings is the same as if the company had maintained hedge accounting. Activity related to these transferred positions is as follows:

	Realized Losses Recorded in "Net sales"
(In thousands)	Quarter ended September 30, 2013	Nine months ended September 30, 2013
€25 million purchased euro put option settled in Q1 2013	$—	$—
€25 million sold euro call option settled in Q1 2013	—	(620)
€19 million purchased euro put option settled in Q2 2013	—	—
€19 million sold euro call option settled in Q2 2013	—	(507)
€27 million purchased euro put options settled in Q3 2013	—	—
€27 million sold euro call options settled in Q3 2013	(1,265)	(1,265)
	$(1,265)	$(2,392)
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

	Quarter ended September 30,		Nine months ended September 30,
(In thousands)	2013	2012	2013	2012
Gains (losses) on 30-day euro forward contracts	$(3,288)	$(1,781)	$(3,024)	$(1,021)
Gains (losses) from fluctuations in the value of the net monetary assets exposed to euro exchange rates	5,384	4,129	332	(3,281)
The company also enters into bunker fuel forward contracts for its shipping operations, which permit it to lock in fuel purchase prices for up to three years and thereby minimize the volatility that changes in fuel prices could have on its operating results. These bunker fuel forward contracts are designated as cash flow hedging instruments. In the third quarter of 2013, the company determined that the specific future bunker fuel purchases that were hedged using Singapore 180 fuel derivatives had a remote probability of occurrence based on modifications to the company's shipping configuration. As a result of this change, accounting standards required the company to discontinue hedge accounting and to recognize unrealized net losses on its

Singapore 180 bunker fuel forward contracts, which were recorded in "Cost of sales" in the Condensed Consolidated Statements of Income during the quarter ended September 30, 2013. Unrealized net losses recognized as a result of discontinuing hedge accounting were not significant. In October 2013, the company sold all Singapore 180 fuel derivative outstanding positions at an insignificant loss.
At September 30, 2013, the amount of unrealized net gains on the company's bunker fuel hedging portfolio that would be reclassified to net income, if realized, in the next twelve months is $1 million; these net gains were deferred in "Accumulated other comprehensive income (loss)."
At September 30, 2013, the company's hedge portfolio was comprised of the following outstanding positions:

	Notional Amount	Contract Average Rate/Price	Settlement Period
Derivatives designated as hedging instruments:
Currency derivatives:
Purchased euro put options	€51 million	$1.20/€	2013
Sold euro call options	€51 million	$1.28/€	2013
Average rate forward contracts	€35 million	$1.24/€	2013
Purchased euro put options	€91 million	$1.30/€	2014[2]
Sold euro call options	€91 million	$1.39/€	2014[2]
Average rate forward contracts	€91 million	$1.34/€	2014[2]

3.5% Rotterdam Barge fuel derivatives:
Bunker fuel forward contracts[1]	15,006 mt	$539/mt	2013
Bunker fuel forward contracts[1]	90,504 mt	$581/mt	2014
Bunker fuel forward contracts	59,800 mt	$556/mt	2015[2]

Derivatives not designated as hedging instruments:
30-day euro forward contracts	€79 million	$1.35/€	October 2013
Singapore 180 fuel derivatives:
Bunker fuel forward contracts[1,3]	4,167 mt	$560/mt	2013
Bunker fuel forward contracts[1,3]	17,912 mt	$618/mt	2014
Bunker fuel forward contracts[3]	14,840 mt	$594/mt	2015

[1]
As described in Note 11 of the 2012 Annual Report on Form 10-K, new cash flow hedge relationships were established for certain bunker fuel forward contracts in 2011. These changes resulted in hedge rates for accounting purposes that are different from those in the hedge contract terms.

[2]	Settlement periods for bunker fuel forward contracts and purchased and sold euro options are through September 2015 and December 2014, respectively.

[3]	As discussed above, in October 2013, the company sold all Singapore 180 fuel derivative outstanding positions at an insignificant loss.

Activity related to the company's derivative assets and liabilities designated as hedging instruments is as follows:

	2013		2012
(In thousands)	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Currency Hedge Portfolio	Bunker Fuel Forward Contracts
Balance at beginning of year	$(23,215)	$8,572	$5,232	$14,754
Realized (gains) losses included in net income	5,601	(2,839)	(4,381)	(5,514)
Transfers[1]	7,638	—	—	—
Purchases, net[2]	541	—	—	—
Changes in fair value	6,310	1,888	(851)	19,471
Balance at March 31	$(3,125)	$7,621	$—	$28,711
Realized (gains) losses included in net income	4,766	(2,151)	(53)	(4,139)
Purchases, net [2]	62	—	850	—
Changes in fair value	(5,142)	(7,673)	(3,324)	(20,250)
Balance at June 30	$(3,439)	$(2,203)	$(2,527)	$4,322
Realized (gains) losses included in net income	3,568	(1,908)	1,018	(3,822)
Transfers[1]	—	193	—	—
Purchases (sales), net [2]	314	—	—	—
Changes in fair value	(10,180)	3,888	(14,109)	12,551
Balance at September 30	$(9,737)	$(30)	$(15,618)	$13,051

[1]	Represents the fair value at the transfer date of positions where hedge accounting was terminated. See discussion above.

[2]
Purchases represent the cash premiums paid upon the purchase of euro put options or received upon the sale of euro call options. Bunker fuel and currency forward contracts require no up-front cash payment and have an initial fair value of zero; settlements on the forward contracts (swaps) occur upon their maturity.

Deferred net gains (losses) in "Accumulated other comprehensive income (loss)" at September 30, 2013 are expected to be reclassified into income as follows (in thousands):

Expected Period of Recognition	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Total
2013	$(7,860)	$603	$(7,257)
2014	(2,810)	(487)	(3,297)
2015	—	(255)	(255)
	$(10,670)	$(139)	$(10,809)

The following tables summarize the effect of the company's derivatives designated as cash flow hedging instruments on OCI and earnings:

	Quarter ended September 30, 2013			Quarter ended September 30, 2012
(In thousands)	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Total	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Total
Gain (loss) recognized in OCI on derivative (effective portion)	$(10,201)	$4,018	$(6,183)	$(13,580)	$12,209	$(1,371)
Gain (loss) reclassified from accumulated OCI into income (effective portion)[1]	(6,114)	1,908	(4,206)	(753)	3,822	3,069
Gain (loss) recognized in income on derivative (ineffective portion)[1]	$—	$(130)	$(130)	$—	$342	$342

	Nine months ended September 30, 2013			Nine months ended September 30, 2012
(In thousands)	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Total	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Total
Gain (loss) recognized in OCI on derivative (effective portion)	$(8,518)	$210	$(8,308)	$(17,755)	$11,983	$(5,772)
Gain (loss) reclassified from accumulated OCI into income (effective portion)[1]	(21,328)	6,898	(14,430)	3,628	13,475	17,103
Gain (loss) recognized in income on derivative (ineffective portion)[1]	$—	$(2,107)	$(2,107)	$—	$(211)	$(211)

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

The following table summarizes financial assets and liabilities carried at fair value, including derivative instruments on a gross basis, and the location of these instruments on the Condensed Consolidated Balance Sheets as of September 30, 2013, December 31, 2012 and September 30, 2012:

		Assets (Liabilities)	Fair Value Measurements Using
(In thousands)		at Fair Value	Level 1	Level 2	Level 3

September 30, 2013
Derivatives recorded in "Investments & other assets, net":
Currency hedge portfolio	Gross amounts of recognized assets	$515	$—	$515	$—
Currency hedge portfolio	Gross amounts offset in the balance sheets	(465)	—	(465)	—
Bunker fuel forward contracts[1]	Gross amounts of recognized assets	196	—	196	—
Bunker fuel forward contracts[1]	Gross amounts offset in the balance sheets	(137)	—	(137)	—
Bunker fuel forward contracts[2]	Gross amounts of recognized assets	22	—	22	—
Bunker fuel forward contracts[2]	Gross amounts offset in the balance sheets	(70)	—	(70)	—
Net amount recorded in investments & other assets, net		61	—	61	—
Derivatives recorded in "Accrued liabilities":
Currency hedge portfolio	Gross amounts offset in the balance sheets	1,163	—	1,163	—
Currency hedge portfolio	Gross amounts of recognized liabilities	(10,913)	—	(10,913)	—
Bunker fuel forward contracts[1]	Gross amounts offset in the balance sheets	1,212	—	1,212	—
Bunker fuel forward contracts[1]	Gross amounts of recognized liabilities	(611)	—	(611)	—
Bunker fuel forward contracts[2]	Gross amounts offset in the balance sheets	282	—	282	—
Bunker fuel forward contracts[2]	Gross amounts of recognized liabilities	(203)	—	(203)	—
30-day euro forward contracts	Gross amounts offset in the balance sheets	17	—	17	—
30-day euro forward contracts	Gross amounts of recognized liabilities	(108)	—	(108)	—
Net amount recorded in accrued liabilities		(9,161)	—	(9,161)	—
Derivatives recorded in "Other liabilities":
Currency hedge portfolio	Gross amounts offset in the balance sheets	196	—	196	—
Currency hedge portfolio	Gross amounts of recognized liabilities	(233)	—	(233)	—
Bunker fuel forward contracts[1]	Gross amounts offset in the balance sheets	145	—	145	—
Bunker fuel forward contracts[1]	Gross amounts of recognized liabilities	(835)	—	(835)	—
Bunker fuel forward contracts[2]	Gross amounts offset in the balance sheets	12	—	12	—
Bunker fuel forward contracts[2]	Gross amounts of recognized liabilities	(236)	—	(236)	—
Net amount recorded in other liabilities		(951)	—	(951)	—
September 30, 2013		$(10,051)	$—	$(10,051)	$—

		Assets (Liabilities)	Fair Value Measurements Using
(In thousands)		at Fair Value	Level 1	Level 2	Level 3

December 31, 2012
Derivatives recorded in "Other current assets":
Currency hedge portfolio	Gross amounts of recognized assets	$192	$—	$192	$—
Currency hedge portfolio	Gross amounts offset in the balance sheets	(2,550)	—	(2,550)	—
Bunker fuel forward contracts[1]	Gross amounts of recognized assets	4,001	—	4,001	—
30-day euro forward contracts	Gross amounts of recognized assets	4	—	4	—
30-day euro forward contracts	Gross amounts offset in the balance sheets	(11)	—	(11)	—
Net amount recorded in other current assets		1,636	—	1,636	—
Derivatives recorded in "Investments & other assets, net":
Bunker fuel forward contracts[1]	Gross amounts of recognized assets	1,889	—	1,889	—
Bunker fuel forward contracts[1]	Gross amounts offset in the balance sheets	(1,059)	—	(1,059)	—
Net amount recorded in investments & other assets, net		830	—	830	—
Derivatives recorded in "Accrued liabilities":
Currency hedge portfolio	Gross amounts offset in the balance sheets	1,992	—	1,992	—
Currency hedge portfolio	Gross amounts of recognized liabilities	(22,849)	—	(22,849)	—
Bunker fuel forward contracts[1]	Gross amounts offset in the balance sheets	3,741	—	3,741	—
30-day euro forward contracts	Gross amounts offset in the balance sheets	1	—	1	—
30-day euro forward contracts	Gross amounts of recognized liabilities	(24)	—	(24)	—
Net amount recorded in accrued liabilities		(17,139)	—	(17,139)	—
Available-for-sale investment recorded in "Other current assets":
Available-for-sale investment		1,668	1,668	—	—
December 31, 2012		$(13,005)	$1,668	$(14,673)	$—

		Assets (Liabilities)	Fair Value Measurements Using
(In thousands)		at Fair Value	Level 1	Level 2	Level 3

September 30, 2012
Derivatives recorded in "Other current assets":
Currency hedge portfolio	Gross amounts of recognized assets	$1,725	$—	$1,725	$—
Currency hedge portfolio	Gross amounts offset in the balance sheets	(4,963)	—	(4,963)	—
Bunker fuel forward contracts[1]	Gross amounts of recognized assets	9,105	—	9,105	—
30-day euro forward contracts	Gross amounts offset in the balance sheet	(14)	—	(14)	—
Net amount recorded in other current assets		5,853	—	5,853	—
Derivatives recorded in "Investments & other assets, net":
Currency hedge portfolio	Gross amounts of recognized assets	522	—	522	—
Currency hedge portfolio	Gross amounts offset in the balance sheets	(1,152)	—	(1,152)	—
Bunker fuel forward contracts[1]	Gross amounts of recognized assets	1,760	—	1,760	—
Bunker fuel forward contracts[1]	Gross amounts offset in the balance sheets	(123)	—	(123)	—
Net amount recorded in investments & other assets, net		1,007	—	1,007	—
Derivatives recorded in "Accrued liabilities":
Currency hedge portfolio	Gross amounts offset in the balance sheets	2,960	—	2,960	—
Currency hedge portfolio	Gross amounts of recognized liabilities	(12,217)	—	(12,217)	—
Bunker fuel forward contracts[1]	Gross amounts offset in the balance sheets	2,202	—	2,202	—
30-day euro forward contracts	Gross amounts of recognized liabilities	(49)	—	(49)	—
	Net amount recorded in accrued liabilities	(7,104)	—	(7,104)	—
Derivatives recorded in "Other liabilities":
Currency hedge portfolio	Gross amounts offset in the balance sheets	2,133	—	2,133	—
Currency hedge portfolio	Gross amounts of recognized liabilities	(4,626)	—	(4,626)	—
Bunker fuel forward contracts[1]	Gross amounts offset in the balance sheets	1,203	—	1,203	—
Bunker fuel forward contracts[1]	Gross amounts of recognized liabilities	(1,096)	—	(1,096)	—
Net amount recorded in other liabilities		(2,386)		(2,386)
Available-for-sale investment recorded in "Investments & other assets, net":
Available-for-sale investment		5,566	5,566	—	—
September 30, 2012		$2,936	$5,566	$(2,630)	$—
1 Bunker fuel forward contracts designated as cash flow hedges.
2 Bunker fuel forward contracts not designated as hedging instruments.
Except as described in Note 7, currency hedge portfolio and bunker fuel forward contracts are designated as hedging instruments. 30-day euro forward contracts are not designated as hedging instruments. To the extent derivatives in an asset position and derivatives in a liability position are with the same counterparty, they are netted in the Condensed Consolidated Balance Sheets because the company enters into master netting arrangements with each of its hedging partners.
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

Fair value measurements of benefit plan assets included in net benefit plan liabilities are based on quoted market prices in active markets (Level 1) or quoted prices in inactive markets (Level 2). The carrying amounts of cash and equivalents, accounts receivable, other receivables including current and non-current finance receivables and accounts payable approximate fair value. Level 3 fair value measurements are used in the impairment reviews of goodwill and intangible assets, which take place annually during the fourth quarter, or as circumstances indicate the possibility of impairment. Level 3 fair value measurements are also used in measuring impairments related to long-lived assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable and in periodic assessments for other-than-temporary impairment of the company's equity-method investment in the Danone JV. The third quarter 2012 Level 3 assessment of the fair value of the investment in the Danone JV was based on expected cash flows; see Note 15 for further discussion. The initial Level 3 measurement of the equity-method investment in the Danone JV occurred in 2010 when the European smoothie business was deconsolidated and the joint venture was established.
Note 9 – Pension and Severance Benefits
Net pension expense from the company's defined benefit and severance plans is primarily comprised of severance plans covering Central American employees and consists of the following:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Service cost	$1,864	$1,787	$5,592	$5,360
Interest on projected benefit obligation	1,300	1,247	3,894	3,746
Expected return on plan assets	(333)	(378)	(996)	(1,133)
Recognized actuarial loss	310	242	922	709
Amortization of prior service cost	32	32	96	96
Defined benefit and severance plan expense	$3,173	$2,930	$9,508	$8,778
Note 10 – Reclassifications from Accumulated Other Comprehensive Income
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

AOCI Component	Line Items Affected by Reclassifications from AOCI in the Condensed Consolidated Statements of Income	(Income) / expense reclassified from AOCI for the quarter ended September 30,		(Income) / expense reclassified from AOCI for the nine months ended September 30,
		2013	2012	2013	2012
Available-for-sale investment	Other income (expense), net	$—	$—	$(561)	$—
Currency hedge portfolio derivatives	Net sales	6,114	753	21,328	(3,628)
Bunker fuel forward contracts	Cost of sales	(2,277)	(3,822)	(7,267)	(13,475)
Prior service cost and recognized actuarial loss amortization related to pensions*		342	274	1,018	805
* These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 9 for further details.

The changes in the components of accumulated other comprehensive income, net of tax, for the quarter and nine months ended September 30, 2013 were as follows:

(In thousands)	Net cumulative currency translation gains (losses)	Net unrealized losses on qualifying cash flow hedges	Unrealized gains on available-for-sale investment	Net unrecognized losses related to pension and severance plans (1)	Total
Balance at June 30, 2013	$252	$(8,463)	$—	$(24,977)	$(33,188)
Other comprehensive income (loss) before reclassifications	(753)	(6,183)	—	(42)	(6,978)
Amounts reclassified from accumulated other comprehensive income	—	3,837	—	342	4,179
Net current-period other comprehensive income	(753)	(2,346)	—	300	(2,799)
Balance at September 30, 2013	$(501)	$(10,809)	$—	$(24,677)	$(35,987)

(In thousands)	Net cumulative currency translation gains (losses)	Net unrealized losses on qualifying cash flow hedges	Unrealized gains on available-for-sale investment	Net unrecognized losses related to pension and severance plans (1)	Total
Balance at December 31, 2012	$(120)	$(16,562)	$404	$(24,247)	$(40,525)
Other comprehensive income (loss) before reclassifications	(381)	(8,308)	157	(1,448)	(9,980)
Amounts reclassified from accumulated other comprehensive income	—	14,061	(561)	1,018	14,518
Net current-period other comprehensive income	(381)	5,753	(404)	(430)	4,538
Balance at September 30, 2013	$(501)	$(10,809)	$—	$(24,677)	$(35,987)
(1) Net of deferred tax liability of $150, $153 and $283 as of September 30, 2013, June 30, 2013 and December 31, 2012, respectively.
Note 11 – Income Taxes
The effective tax rates were (27.1)% and 14.0% for the quarters ended September 30, 2013 and 2012, respectively, and 20.5% and 9.0% for the nine months ended September 30, 2013 and 2012, respectively. The company records income taxes using an estimated annual effective tax rate for interim reporting. Under the annual effective tax rate method, jurisdictions with a projected loss where no tax benefit can be recognized are excluded from the calculation of the estimated annual effective tax rate.
The effective tax rates for the nine months ended September 30, 2013 and 2012 were impacted by the mix in earnings among domestic and foreign jurisdictions, losses in various jurisdictions and certain discrete items. Many of these foreign jurisdictions have tax rates that are lower than the U.S. statutory rate, and the company continues to maintain full valuation allowances on net deferred tax assets in certain of these foreign jurisdictions. The effective tax rates for the quarter and nine months ended September 30, 2013 were also impacted by the company continuing to maintain a full valuation allowance on U.S. net deferred tax assets. In the fourth quarter of 2012, the company recorded a valuation allowance against most of its U.S. federal and state deferred tax assets, which are primarily net operating losses ("NOLs"). The company recorded out of period adjustments including $3 million of income tax benefit related to 2012 and 2011 in the second quarter of 2013. In the nine months ended September 30, 2012, the company recorded out of period adjustments, which included $3 million of income tax expense related to 2011 and 2010 in the first quarter of 2012. These corrections had an insignificant effect on all affected annual and quarterly periods and financial statement line items based on a quantitative and qualitative evaluation.
Note 12 – Advertising and Promotion Expense
Advertising and certain promotion expenses are included in "Selling, general and administrative" in the Condensed Consolidated Statements of Income and were $7 million in each of the quarters ended September 30, 2013 and 2012 and $19 million and $22 million for the nine months ended September 30, 2013 and 2012, respectively.

Note 13 – Stock-Based Compensation
Stock-based compensation expense totaled $2 million and $1 million for the quarters ended September 30, 2013 and 2012, respectively, and $7 million and $6 million for the nine months ended September 30, 2013 and 2012, respectively. Stock-based compensation expense relates primarily to the company's performance-based long-term incentive program ("LTIP"), stock options and restricted stock unit ("RSU") awards. LTIP awards cover three-year performance cycles and are measured partly on performance criteria (cumulative earnings per share and/or cumulative free cash flow generation) and partly on market criteria (total shareholder return relative to a peer group of companies). The fair value of LTIP awards containing performance criteria are based on the company's expectations of performance achievement and the closing stock price on the measurement date. The fair value of LTIP awards based on market criteria are measured using a Monte-Carlo simulation using publicly available data.
The company's LTIP awards are liability-classified awards. All other stock-based compensation is equity-classified, and therefore affects "Capital surplus." Changes in "Capital surplus" are primarily a result of stock compensation:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Stock-based compensation	$1,713	$1,302	$5,541	$6,700
Shares withheld for taxes	(1,508)	(950)	(1,840)	(1,170)
Capital surplus increase	$205	$352	$3,701	$5,530
Note 14 – Segment Information
The company reports three business segments:

•	Bananas: Includes the sourcing (purchase and production), transportation, marketing and distribution of bananas.

•
Salads and Healthy Snacks: Includes ready-to-eat, packaged salads, referred to in the industry as "value-added salads" and other value-added products, such as healthy snacking items, fresh vegetable and fruit ingredients used in food service; processed fruit ingredient products; and the company's equity-method investment in the Danone JV, which sold Chiquita-branded fruit smoothies in Europe. In March 2013, the Danone JV sold its smoothie operations and the Chiquita brand is now licensed to a third-party manufacturer of smoothies in Europe. The company made contributions of €10 million ($13 million) in the third quarter of 2013 and €4 million ($5 million) in the fourth quarter of 2013 that discharged its remaining financial obligations to the Danone JV. In the third quarter of 2012, the company recorded a $28 million loss to fully impair its equity-method investment and to record estimates of probable cash obligations to the Danone JV, which was a result of the JV's board of directors approving a change in strategy and the related discontinuation of a key product causing the company to determine the decline in estimated fair value of its equity-method investment was other than temporary. In the fourth quarter of 2012, the company fully accrued its obligation to fund the Danone JV by recording an additional charge of $4 million, which represented changes in the estimated funding obligations and related assets.

•
Other Produce: Includes the sourcing, marketing and distribution of whole fresh produce other than bananas. As part of the restructuring plan, the company exited the North American deciduous product lines after the end of the California grape season at the end of 2012. Subsequently, the primary product of the Other Produce segment is pineapples.

Certain corporate expenses are not allocated to the reportable segments and are included in "Corporate costs," including costs related to the relocation of the company's headquarters and restructuring activities described in Note 3. Inter-segment transactions are eliminated.

Financial information for each segment follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Net sales:
Bananas	$455,981	$446,080	$1,481,625	$1,499,096
Salads and Healthy Snacks	239,102	239,943	739,392	729,430
Other Produce	27,979	28,144	88,468	112,290
	$723,062	$714,167	$2,309,485	$2,340,816
Operating income (loss):
Bananas[1]	$18,039	$(1,784)	$101,438	$46,328
Salads and Healthy Snacks[2]	(5,155)	(26,926)	4,595	(16,518)
Other Produce[3]	2,325	(3,407)	1,904	(12,773)
Corporate costs[4]	(14,056)	(33,987)	(41,070)	(65,978)
	$1,153	$(66,104)	$66,867	$(48,941)

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

[2]
Includes $1 million of "Cost of sales" in the first quarter of 2013 for severance costs related to a fruit ingredient business. Includes $1 million of "Cost of sales" in the first quarter of 2012 primarily related to inventory write-offs to exit healthy snacking products that were not sufficiently profitable and $1 million of "Selling, general and administrative" to restructure the European healthy snacking sales force. These costs related to actions completed during the first quarter of 2012. Includes $1 million in "Cost of sales" in the second quarter of 2012, primarily related to the closure of a research and development facility. Includes $28 million of "Equity in (earnings) losses of investees" in the third quarter of 2012 to fully impair the company's equity-method investment and to record estimates of probable cash obligations to the Danone JV as described above.

[3]	Includes $2 million of "Cost of sales" in the first quarter of 2012, primarily related to inventory write-offs to exit low-margin other produce.

[4]	Includes "Restructuring and relocation costs" further detailed in Note 3.
Note 15 – Commitments and Contingencies
The company had an accrual of $4 million, $4 million and $3 million related to contingencies and legal proceedings in Europe at each of September 30, 2013, December 31, 2012, and September 30, 2012, respectively. While other contingent liabilities described below may be material to the financial statements, the company considered that while losses in these matters are possible, they are not probable; therefore, the company has not accrued any other amounts. Regardless of their outcomes, the company has paid, and will likely continue to incur, significant legal and other fees to defend itself in these proceedings, which may significantly affect the company's financial statements. Additionally, as described below, the company continues to be required to maintain deposits with relevant tax authorities for certain of these matters.
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

Between June 2011 and March 2012, the court dismissed certain of the plaintiffs' claims, but allowed the plaintiffs to move forward with some ATS claims and claims asserted under Colombian law. The company believes it has strong defenses to the remaining claims. In March 2012, the court granted the company's motion for interlocutory appeal of legal questions raised by the court's refusal to dismiss certain ATS claims, and, in September 2012, the United States Court of Appeals for the Eleventh Circuit granted permission to pursue the interlocutory appeal. The parties have briefed this appeal, and a decision is pending. On August 29, 2013, the MDL court dismissed as moot the company's November 4, 2011 motion to dismiss all of the ATS lawsuits on forum non conveniens grounds in light of the plaintiffs' subsequent filing of amended complaints. The company's motion was dismissed without prejudice to refile after the Eleventh Circuit rules on the company's interlocutory appeal.
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
In February 2010, the company's motion to dismiss one of the ATA lawsuits was granted in part and denied in part and in March 2012, the company's motions to dismiss the other ATA lawsuits were denied. In November 2012, one of the ATA lawsuits was dismissed after the parties reached a confidential settlement agreement. In July 2013, the company filed a motion for reconsideration of the court's order denying its motions to dismiss the ATA lawsuits and that motion is pending. The company believes it has strong defenses to the remaining claims in the ATA lawsuits.
Insurance Recovery. The company has provided notice of the ATS and ATA lawsuits to the insurers that issued primary and excess general liability insurance policies during the relevant years. The insurers have either reserved the right to deny coverage or denied coverage for these lawsuits. In 2008, the company commenced litigation in state court in Ohio against three of its primary insurers seeking coverage for defense costs incurred in connection with the ATA and ATS lawsuits; a fourth primary insurer was later joined to that lawsuit. The company entered into settlement agreements under which three of its primary insurers agreed to pay, in total, approximately 40 percent of the company's defense costs in the ATA and ATS lawsuits. In late 2012, one of these settling insurers paid the full amount of a settlement in an ATA lawsuit. In June 2013, the company received notice that the two other settling insurers, which had been paying approximately 1 percent of the company's defense costs, had been placed in liquidation. The fourth primary insurer, National Union, did not settle. In March 2013, the Ohio Court of Appeals held that National Union is not obligated to provide coverage for defense costs in the ATS and ATA lawsuits. The Ohio Supreme Court declined to accept the case for review.
As of September 30, 2013, National Union had paid the company $12 million as reimbursement for defense costs. This sum is being deferred in "Accrued Liabilities" on the Condensed Consolidated Balance Sheet because National Union asserts that it is entitled to obtain reimbursement of this amount from the company based on the outcome of its appeal in the coverage case. In its ruling in March 2013, the Ohio Court of Appeals remanded the case to the trial court to determine whether National Union is entitled to repayment of the defense costs that it has already paid. The case is pending on remand.

In August 2013, one of the settling primary insurers, Federal, filed a lawsuit in state court in Ohio seeking a declaratory judgment that, based on the Ohio Court of Appeals’ March 2013 decision regarding National Union’s defense obligations, Federal has no obligation to provide coverage for any settlements or judgments that may be incurred by the company in the ATS and ATA lawsuits. The company believes that Federal’s lawsuit is premature and will defend itself vigorously.

Neither the Ohio Court of Appeals’ ruling nor Federal’s lawsuit impacts Federal’s obligation to reimburse 40 percent of the company’s defense costs pursuant to the terms of its settlement agreement with Chiquita. There can be no assurance that the insurers will provide any additional coverage for these claims.
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
Of the original notices, separate civil customs proceedings were ultimately brought against Chiquita Italia in four Italian jurisdictions, Genoa, Trento, Aosta and Alessandria. In Genoa, Chiquita Italia won at the trial level, lost on appeal, and appealed to the Court of Cassation, the highest level of appeal in Italy, which issued a decision in favor of Chiquita Italia in September 2013. Cases are pending in the remaining three jurisdictions. In Trento, Chiquita Italia lost at the trial level, lost at the initial appeal level in a decision published in February 2012 and has appealed to the Court of Cassation where final decisions are pending. In Aosta, Chiquita Italia lost at the trial level and in March 2013 filed an appeal against this decision. In Alessandria, Chiquita Italia lost at the trial level, and appealed but the case has been stayed pending a ruling in a separate case in Rome. The Rome case was brought by Socoba (and Chiquita Italia intervened voluntarily) on the issue of whether the forged Spanish licenses used by Socoba should be regarded as genuine in view of the apparent inability to distinguish between genuine and forged licenses. In an October 2010 decision, the Rome trial court rejected Socoba's claim that the licenses should be considered genuine on the basis that Socoba had not sufficiently demonstrated how similar the forged licenses were to genuine Spanish licenses. Socoba has appealed this decision. In an unrelated case addressing similar forged Spanish licenses used in Belgium, the EU Commission has ruled that these types of licenses were such good forgeries that they needed to be treated as genuine, and Chiquita Italia has brought this decision to the attention of the customs authorities in Genoa and Alessandria to seek relief in relation to the pending customs case. The Alessandria customs authorities have so far declined to address the request.
Under Italian law, the amounts claimed in the Genoa, Trento, Aosta and Alessandria cases became due and payable notwithstanding the pending appeals. Deposits made in these cases are deferred in "Other current assets" and "Investments and other assets, net" on the Consolidated Balance Sheets pending resolution of the appeals process. A summary of claims and deposits paid as of September 30, 2013 is as follows:

	Claim (In millions)	Interest and Penalties Claimed (In millions)	Total Claim (In millions)	Deposits Paid Pending Appeal (In millions)
Trento	€3.3	€3.1	€6.4	€6.4	Deposits paid in 36 equal monthly installments ended March 2012.
Alessandria	€0.3	€0.2	€0.5	€0.5	Deposits paid in 36 equal monthly installments ended March 2012.
Aosta	€1.2	€1.2	€2.4	€0.4	Monthly deposit payments of €34 thousand began in November 2012 and will continue through October 2018.
Genoa (Resolved)	€7.4	€1.0	€8.4	€1.6	Following the recent decision in the Genoa case in favor of Chiquita Italia, this matter is now resolved and Chiquita Italia is entitled to claim reimbursement of deposited amounts plus interest.
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
Tax authorities issued assessment notices for 2004 and 2005, which were appealed to the first level Rome tax court; in June 2011, the court rejected the appeal for 2004. Chiquita Italia appealed this decision and, in October 2012, the appeals court ruled in favor of Chiquita Italia with respect to 2004. A significant portion of the 2005 income tax assessment has been withdrawn by the tax authorities. In April 2013, the first level Rome tax court ruled against Chiquita for the remainder of the assessment and Chiquita appealed in June 2013. The hearing date has not been set. Separately, customs authorities have also issued assessments for these cases, and Chiquita Italia's appeals of these customs assessments were rejected by the first level Rome tax court and the regional court. Chiquita Italia has appealed the decisions about the customs assessments to the Court of Cassation, the highest level of appeal in Italy. In each case, Chiquita Italia has received payment notifications from the tax and customs authorities, but the 2004 tax assessment has been annulled based on the October 2012 appeals court ruling and the company is claiming reimbursement of payments made. Deposits made under these cases are deferred in "Investments and other assets, net" on the Consolidated Balance Sheets pending resolution of the appeals process. If Chiquita Italia ultimately prevails in its appeals, all amounts deposited will be reimbursed with interest. A summary of assessments and deposits paid is as follows:

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

Customs Tax Assessment for 2004/2005	€18.2	€10.2	€28.4	€10.5	Monthly deposit payments of €350 thousand began in September 2011 and will continue through September 2017, unless a successful appeals process is completed sooner.
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

CONSUMPTION TAX REFUNDS
The company has and has had several open cases seeking the refund of certain consumption taxes paid between 1980 and 1990 in various Italian jurisdictions. As gain contingencies, these refunds and any related interest are recognized when realized and all gain contingencies have been removed. In January 2012, the company received €20 million ($27 million) related to a favorable decision from a court in Salerno, Italy. The claim is not considered resolved or realized, as the decision has been appealed to a higher court. Consequently, the receipt of cash has been deferred in "Other liabilities" on the Condensed Consolidated Balance Sheets. Decisions in one jurisdiction have no binding effect on pending claims in other jurisdictions and all unresolved claims may take years to resolve. If the company were to lose on appeal, it may be required to repay the consumption tax refunds received.
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
We are pleased with the progress that we have made through the first nine months of 2013, and our overall year-over-year results continue to improve. The restructuring initiatives implemented at the end of 2012 have meaningfully reduced our selling, general and administrative expenses. Our strategic decisions to focus on our core bananas and salads businesses and implement initiatives that lowered logistics costs and improved banana yield at our owned farms have positively impacted our results of operations. Productivity on our owned farms improved substantially as a result of previously disclosed changes in agricultural practices and favorable weather conditions in some of the regions where we grow bananas. The additional volume from our owned farms reduced our banana spot market purchases during the first half of 2013 as compared to 2012, resulting in lower sourcing costs during this period.
As previously disclosed, we secured 5 million boxes of incremental annualized banana volume in North America in late 2012 and an additional 2 million annualized boxes in the first quarter of 2013. These wins have driven significant volume gains in our North American business in the first three quarters of 2013 compared to 2012 and resulted in further logistics cost savings from scale efficiencies. In Europe, we continued to prioritize price over volume during 2013 resulting in stable local pricing in Europe during the first three quarters of 2013, but lower volume. Pricing in Europe is mainly based on weekly price quotes in local currency. Typically, European pricing is significantly stronger in the first half of the year when supply and demand are more in balance as compared to the second half of the year, when supply is typically greater than demand. Local European pricing in the third quarter of 2013 was comparable to the second quarter of 2013 and 13% higher than third quarter 2012. Pricing was also favorably affected by average European exchange rates, which were 3% higher, net of hedging, in the third quarter of 2013 compared to the same period of 2012. However, to date in the fourth quarter of 2013, supply is outpacing demand, and pricing in European, Mediterranean and Middle Eastern markets has declined in response. Should supply continue to outpace demand, pricing could remain low.
Retail value-added salad volumes were approximately 1 million cases, or more than 7%, higher in the third quarter of 2013 compared to the same period of 2012 as a result of increased velocity with our current customers and the impact of new branded and private label volume. This represents the second consecutive quarter of significant year-over-year growth in our retail value-added salad volumes. In late February 2013, we commenced shipping private label salads under a signature contract win, and we anticipate that private label and branded salad wins to date will deliver approximately 4 million annualized cases, beginning from the second quarter of 2013. We also realized improvements versus the same period of 2012 in healthy snacks pricing. Excluding the 2012 impairment of our equity-method investment in the Danone JV (defined below), operating income in our Salads and Healthy Snacks segment was lower in the third quarter of 2013 as compared to the same period of 2012 primarily from transition and startup costs at our new Midwest facility, which were approximately $7 million and $15 million recorded in "Cost of sales" in the Condensed Consolidated Statements of Income for the quarter and nine months ended September 30, 2013, respectively. We remain on schedule in the construction of this new, more automated salad production and warehousing facility in the Midwest that will fully replace three existing facilities in the region. Transition and installation of the manufacturing lines began in April 2013, and we expect to be fully transitioned into the new plant in the fourth quarter of 2013. During this transition period, we are balancing manufacturing line transitions and volume growth with the requirement to maintain quality, food safety and customer service. As a result, we expect to continue to incur transition and startup costs through completion of the project, which is expected to be in the fourth quarter of 2013. Operating income in our Salads and Healthy Snacks segment was also lower because of increased raw product costs from adverse weather conditions across growing regions, which may remain unfavorable into the fourth quarter.
Comparisons of the third quarter and first nine months of 2013 to the 2012 periods were also affected by our 2012 restructuring, exit activities, the sale of non-strategic businesses, discontinuation of non-strategic product lines and average European exchange rates, net of hedging. We exited our North American deciduous product lines after the end of the California grape season at the end of 2012. These product lines represented approximately $40 million of net sales and an insignificant negative contribution to our operating income on an annual basis. At the end of the second quarter of 2013, we sold a European healthy snacking business, which represented approximately $12 million of net sales and an insignificant contribution to our operating income on an annual basis. Additionally, 2012 included:

◦	$6 million of net losses in the first quarter of 2012 on the sublease of ships that were removed from service as a result of implementing a new European shipping configuration;

◦	$6 million and $17 million in the quarter and nine months ended September 30, 2012, respectively, of expense related to the relocation of our headquarters from Cincinnati to Charlotte;

◦
$16 million in the third quarter of 2012 related to our August 2012 restructuring, including asset and inventory impairments related to non-strategic business and product lines and $2 million of goodwill impairment related to a European healthy snacking business.

◦	$4 million of charges in the first nine months of 2012 for asset write-offs and severance related to discontinued other produce and healthy snacking product lines;

◦	$28 million of losses in the third quarter of 2012 to fully impair our equity-method investment in Danone Chiquita Fruits SAS ("Danone JV"), which was completely exited in October 2013; and

◦	$7 million allowance for doubtful accounts recorded in the third quarter of 2012 related to a Middle Eastern customer.
On February 5, 2013, we issued $425 million of 7.875% senior secured notes due February 1, 2021 (the "7.875% Notes") and entered into a secured asset-based lending facility (the "ABL Facility") that has a maximum borrowing capacity of $200 million, subject to a borrowing base calculation based on specified percentages of our domestic accounts receivable, certain inventory and certain domestic machinery and equipment with the potential for additional advances against foreign accounts receivable. The $457 million of net proceeds from issuance of the 7.875% Notes and the initial borrowings of the ABL Facility were used to retire our previous senior secured credit facility (Term Loan and Revolving Credit Facility) and our 7½% Senior Notes. This refinancing significantly extends our debt maturities, reduces the cash required for debt service over the next several years, provides financial flexibility in the form of reduced financial maintenance covenants and provides the ability to reduce debt with excess cash flow during this period. In connection with the refinancing, we recorded a $6 million loss on debt extinguishment for the write-off of deferred financing fees in the first quarter of 2013 related to the debt that was extinguished. During the second quarter of 2013, we fully repaid the revolving ABL outstanding balance.
Our results are subject to significant seasonal variations and interim results are not indicative of the results of operations for the full fiscal year. Generally, our results during the second half of the year are weaker than in the first half of the year due to increased availability of competing fruits and resulting lower banana prices, as well as seasonally lower consumption of salads in the fourth quarter. The effect of these seasonal trends can be significantly different from year to year. For a further description of our challenges and risks, see the Overview section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part I - Item 1A - Risk Factors" in our 2012 Annual Report on Form 10-K and discussion below.

Operations
We report three business segments: Bananas; Salads and Healthy Snacks; and Other Produce. Segment descriptions and results can be found in Note 14 to the Condensed Consolidated Financial Statements. Certain corporate expenses are not allocated to the reportable segments and are included in "Corporate costs," including costs related to the relocation of the company's headquarters and restructuring activities described in Note 3 to the Condensed Consolidated Financial Statements. Inter-segment transactions are eliminated.

	Quarter Ended September 30,		Better (Worse) Percent Change	Nine Months Ended September 30,		Better (Worse) Percent Change
(In millions)	2013	2012		2013	2012
Net sales:
Bananas	$456	$446	2.2%	$1,482	$1,499	(1.2)%
Salads and Healthy Snacks	239	240	(0.4)%	739	729	1.4%
Other Produce	28	28	(0.6)%	88	112	(21.2)%
	$723	$714	1.2%	$2,309	$2,341	(1.3)%
Cost of sales:
Bananas	$388	$393	1.1%	$1,252	$1,304	4.0%
Salads and Healthy Snacks	226	216	(4.9)%	670	638	(5.0)%
Other Produce	28	33	14.9%	88	125	29.9%
Corporate costs	3	3	(1.4)%	8	9	8.1%
	$645	$644	(0.2)%	$2,018	$2,076	2.8%
Operating income (loss):
Bananas	$18	$(2)	1,111.2%	$101	$46	119.0%
Salads and Healthy Snacks	(5)	(27)	80.9%	5	(17)	127.8%
Other Produce	2	(3)	168.2%	2	(13)	114.9%
Corporate Costs	(14)	(34)	58.6%	(41)	(66)	37.8%
	$1	$(66)	101.7%	$67	$(49)	236.6%
Table may not total or recalculate due to rounding.
QUARTER ENDED SEPTEMBER 30, 2013 vs. QUARTER ENDED SEPTEMBER 30, 2012
Net Sales. Net sales increased on a consolidated basis by 1.2%. In our Bananas segment, the increase in net sales was driven by stronger local pricing in Core Europe (defined below) and a higher average European exchange rate as well as higher banana volume in North America. These were partially offset by lower banana volume in Core Europe, as we continued to prioritize price over volume, and lower pricing in North America.
Salads and Healthy Snacks segment sales benefited primarily from increased volume of our retail value-added salads, as a result of new private label volume and increased velocity with our current customers. These benefits were offset by lower average price per case in our retail value-added salads, primarily from product mix, a decrease in sales of our processed fruit ingredient products and the exit of a European healthy snacking business that represented approximately $12 million of net sales on an annual basis.
In our Other Produce segment, sales were slightly lower as increased volume of pineapples largely offset the effect of exiting our North American deciduous product lines. We exited our North American deciduous product lines after the California grape season at the end of 2012. Our North American deciduous product lines represented approximately $40 million of net sales on an annual basis and an insignificant negative contribution to our operating income on an annual basis. Following the exit of the North American deciduous product lines, the primary product of the Other Produce segment is pineapples.
Cost of Sales. Cost of sales were approximately flat on a consolidated basis. In our Bananas segment, logistics cost savings offset higher sourcing costs related primarily to fruit purchased from third party growers. Banana logistics costs included the continued optimization of our ocean shipping network and scale efficiencies from additional volume distribution in North America. Banana segment cost of sales also decreased as a result of lower sales volumes.
In our Salads and Healthy Snacks segment, cost of sales increased due to a number of developments, including additional volume of retail value-added salads discussed above partially offset by lower cost of sales in our processed fruit ingredient products and the exiting of a European healthy snacking business at the end of the second quarter of 2013. Additionally, approximately $7 million of transition and startup costs at our new Midwest facility recorded in "Cost of sales" in the Condensed Consolidated Statements of Income.
Other Produce segment cost of sales were lower as the effect of exiting our North American deciduous product lines at the end of 2012 more than offset the increased volume of pineapples.
Operating Income. As a result of the above, as well as the benefits to our selling, general and administrative expenses from our completed restructuring and relocation plans, operating income improved on a consolidated basis and in each of the operating segments. The Salads and Healthy Snacks segment also includes a $28 million loss in 2012 to fully impair our equity-method investment and to record estimates of probable cash obligations to the Danone JV. In the fourth quarter of 2012, an additional accrual was made to recognize our full obligation to fund the Danone JV. We made contributions of €10 million ($13 million) in the third quarter of 2013 and €4 million ($5 million) in the fourth quarter of 2013 that discharged our remaining financial obligations to the Danone JV. See further information related to the Danone JV in the segment discussion below and in Note 14 to the Condensed Consolidated Financial Statements.
Corporate costs represent expenses not allocated to the reportable segments, including certain selling, general and administrative costs and expenses related to the restructuring plan announced in August 2012 and the relocation of the corporate headquarters from Cincinnati to Charlotte. Relocation and restructuring costs were insignificant in 2013 and $20 million in 2012 and are further described in Note 3 to the Condensed Consolidated Financial Statements. Corporate expenses excluding those related to the restructuring and relocation, were $14 million and $12 million for 2013 and 2012, respectively. The increase primarily relates to increases in incentive compensation accruals.
Additional detail of the variances are included in the segment discussion below.
NINE MONTHS ENDED SEPTEMBER 30, 2013 vs. NINE MONTHS ENDED SEPTEMBER 30, 2012
Net Sales. Net sales decreased on a consolidated basis by 1.3%. Banana segment sales were lower primarily as a result of lower volume in core Europe, where we continued to prioritize price over volume, lower volume in the Middle East and lower pricing in North America. These declines were partially offset by significant new banana volumes in North America as a result of customer wins, stable local pricing in Europe during the first three quarters of 2013 and higher average European exchange rates.
Salads and Healthy Snacks segment sales were higher primarily from increased volume of our retail value-added salads, as a result of new private label and branded contract volume and increased velocity with our current customers, as well as improved pricing in our healthy snacks products. These improvements were offset by lower average price per case in our retail value-added salads, primarily from product mix, a decrease in sales of our processed fruit ingredient products and the exit of a European healthy snacking business that represented approximately $12 million of net sales on an annual basis.
Other Produce segment sales were lower as a result of discontinuing our North American deciduous product lines at the end of 2012. Our North American deciduous product lines represented approximately $40 million of net sales on an annual basis.
Cost of Sales. Cost of sales decreased on a consolidated basis primarily related to the Bananas and Other Produce segments. Changes in our agriculture practices and favorable weather conditions in some of the regions where we grow bananas increased productivity and lowered our costs because we purchased less fruit in the spot market in the first six months of 2013 as compared to 2012. In our Bananas segment, the majority of this decrease was achieved during the first six months of 2013 as a result of significant improvements in our banana sourcing and logistics costs from the deployment of value chain efficiency and productivity initiatives that commenced at the end of 2012. Banana logistics costs included the continued optimization of our ocean shipping network and scale efficiencies from additional volume distribution in North America. As a result of our 2011 shipping reconfiguration, five chartered cargo ships were subleased until the end of 2012, and an equivalent number of ship charters were not renewed in 2013. We accelerated $6 million of losses on the three sublease arrangements in the first quarter of 2012, net of $2 million of related deferred sale-leaseback gain amortization during the sublease period.
In our Salads and Healthy Snacks segment, an increase in cost of sales was driven by increased volume and product mix of retail value-added salads, reduced yields and increased raw product costs from adverse weather across our growing regions and approximately $15 million of transition and startup costs at our new Midwest facility recorded in "Cost of sales" in the Condensed Consolidated Statements of Income. These increased costs were partially offset by lower costs in our processed fruit ingredient products and from exiting a European healthy snacking business at the end of the second quarter of 2013.
Other Produce segment cost of sales were also lower as a result of exiting our North American deciduous product lines at the end of 2012. The first nine months of 2012 also included $2 million of costs primarily related to inventory write-offs from the discontinuation of other non-strategic, low-margin products.
Operating Income. As a result of the above, as well as the benefits to our selling, general and administrative expenses from our completed restructuring and relocation plans, operating income improved on a consolidated basis and in each of the operating segments. As described above, the Salads and Healthy Snacks segment also includes a $28 million loss in 2012 to fully impair our equity-method investment and to record estimates of probable cash obligations to the Danone JV.
Corporate costs represent expenses not allocated to the reportable segments, including certain selling, general and administrative costs and expenses related to the restructuring plan announced in August 2012 and the relocation of the corporate headquarters from Cincinnati to Charlotte. Relocation and restructuring costs were insignificant in 2013 and $31 million in 2012 and are further described in Note 3 to the Condensed Consolidated Financial Statements. Corporate expenses excluding those related to the restructuring and relocation, were $41 million and $33 million for 2013 and 2012, respectively. The increase primarily relates to increases in incentive compensation accruals.
Additional detail of the variances are included in the segment discussion below.
BANANA SEGMENT - NET SALES, COST OF SALES AND OPERATING INCOME ANALYSIS

	Better (Worse)
(In millions)	Q3	YTD
2012 Banana segment net sales	$446	$1,499
Pricing	16	5
Volume	(10)	(16)
Average European exchange rates	6	(5)
Unrealized gains (losses) on currency hedge portfolio[1]	(2)	—
Other	—	(1)
2013 Banana segment net sales	$456	$1,482
1 For certain hedge positions intended to hedge euro-denominated sales through September 30, 2013, hedge accounting was terminated during the first quarter of 2013. Loss of hedge accounting did not affect the positions' purpose; however, it resulted in unintended volatility of earnings for the first, second and third quarters of 2013 as the fair market value adjustments after the transfer date were recognized in "Net sales." See Note 7 to the Condensed Consolidated Financial Statements for further details.

	(Better) Worse
(In millions)	Q3	YTD
2012 Banana segment cost of sales	$393	$1,304
Volume	(14)	(17)
Sourcing and logistics costs[1]	8	(23)
Average European exchange rates	3	2
Acceleration of losses on ship sublease arrangements in 2012[2]	—	(6)
Tariffs	(1)	(3)
Other	(1)	(5)
2013 Banana segment cost of sales	$388	$1,252
1 Sourcing costs include the costs of producing fruit in our owned operations and purchasing fruit from third party growers.  Logistics costs are significantly affected by fuel prices and scale efficiencies. Bunker fuel costs were offset by $2 million and $4 million of hedging gains in the third quarters of 2013 and 2012, respectively. Bunker fuel costs were offset by $5 million and $13 million of hedging gains in the nine months ended September 30, 2013 and 2012, respectively.
2 In third quarter of 2011, we implemented a new European shipping configuration that resulted in significant reductions in logistics costs in 2012 that continue throughout 2013. As a result of the shipping reconfiguration, five chartered cargo ships were subleased until the end of 2012, and an equivalent number of ship charters were not renewed in 2013. We accelerated $6 million of losses on these sublease arrangements in the first quarter of 2012, net of $2 million of related deferred sale-leaseback gain amortization during the sublease period.

	Better (Worse)
(In millions)	Q3	YTD
2012 Banana segment operating income	$(2)	$46
Change in Banana segment net sales from above	10	(17)
Change in Banana segment cost of sales from above	4	53
Selling, general and administrative expenses	(1)	13
Allowance for doubtful accounts for a customer in Iran	7	7
Other	—	(1)
2013 Banana segment operating income	$18	$101
BANANA SEGMENT METRICS
Volume. Our banana sales volumes1 in 40-pound box equivalents were as follows:

(In millions, except percentages)	Q3 2013	Q3 2012	% Change	YTD 2013	YTD 2012	% Change
North America	18.1	16.3	11.1%	54.1	48.8	11.0%
Europe and the Middle East:
Core Europe[2]	7.3	8.6	(15.3)%	25.6	29.2	(12.3)%
Mediterranean[3]	2.6	2.7	(3.9)%	8.7	8.2	5.6%
Middle East	1.1	1.8	(35.1)%	3.2	5.1	(37.8)%
Europe and the Middle East	11.0	13.1	(15.6)%	37.4	42.5	(11.9)%
Total volume	29.2	29.4	(0.8)%	91.6	91.3	0.3%
1 Volume sold represents all banana varieties, including Chiquita to Go, Chiquita minis, organic bananas and plantains.
2 Core Europe includes the 27 member states of the European Union, Switzerland, Norway and Iceland. Banana sales in Core Europe are primarily in euros but also include other European currencies.
3 Mediterranean markets are mainly European and Mediterranean countries that do not belong to the European Union.

Pricing. Year-over-year percentage changes in our banana prices for 2013 compared to 2012 were as follows:

	Q3	YTD
North America[1]	(1.0)%	(2.4)%

Core Europe:
Local currency	13.1%	5.9%
Currency exchange impact	6.3%	2.4%
Core Europe U.S. Dollar Basis[2]	19.4%	8.3%
Mediterranean	13.3%	2.1%
Middle East	2.2%	(2.9)%
Europe and the Middle East	16.9%	6.4%

[1]	North America pricing includes fuel-related and other surcharges.

[2]	Prices on a U.S. dollar basis exclude the effect of hedging.

European Exchange Rates. We use hedging instruments (derivatives) to reduce the negative cash flow and earnings effect that any significant decline in the value of the euro would have on the conversion of euro-based revenue into U.S. dollars for up to 18 months in the future. To minimize the volatility that changes in fuel prices could have on the operating results of our core shipping operations, we also use hedging instruments to lock in prices of future bunker fuel purchases for up to three years in the future. Further discussion of hedging risks and instruments can be found under the caption Item 3 – Quantitative and Qualitative Disclosures About Market Risk below and Note 7 to the Condensed Consolidated Financial Statements. The average spot and hedged euro exchange rates were as follows:

(Dollars per euro)	Q3 2013	Q3 2012	% Change	YTD 2013	YTD 2012	% Change
Euro average exchange rate, spot	$1.32	$1.25	5.8%	$1.32	$1.28	3.3%
Euro average exchange rate, hedged[1]	1.28	1.24	3.0%	1.27	1.29	(1.7)%
1 Only includes realized hedging gains and losses.
Year over year increases (decreases) in our results related to the effect of European currency was as follows:

(In millions)	Q3	YTD
Net sales
Change in euro exchange rate	$10	$15
Change in realized hedging loss[1]	(4)	(20)
Unrealized hedging gain (loss)[2]	(2)	—
Effect on net sales	4	(5)
Local costs increase	(2)	(3)
Change in balance sheet translation gain[3]	—	2
Net effect on operating income (loss)	$2	$(7)
Table may not total or recalculate due to rounding.

[1]
Third quarter hedging loss was $5 million in 2013 versus $1 million loss in the same period of 2012. In the first nine months of 2013, hedging loss was $16 million in 2013 versus $3 million gain in the same period of 2012.

[2]
Hedge accounting was terminated in the first quarter of 2013 for certain currency hedges that were transferred to banks participating in the company's ABL Credit Facility. These unrealized gains and losses were recognized in "Net sales" for positions originally intended to hedge sales in future quarters of 2013. Termination of hedge accounting did not change the economic purpose or effect to reduce uncertainty in the U.S. dollar realization of euro-denominated sales, but did result in unrealized changes in fair value of these hedge positions to be recognized currently in "Net sales" until the hedge positions settled. These unrealized changes net to zero in the first nine months of 2013 because all of the affected hedge positions had settled by September 30, 2013.

[3]
Third quarter balance sheet translation was a net gain of $2 million in both 2013 and 2012. Balance sheet translation in the first nine months was a net loss of $3 million in 2013 and a net loss of $4 million in 2012.

BANANA SEGMENT - OTHER INFORMATION
Concentration of Risk. Our primary markets are in North America and Europe, but we also have sales in the Middle East and other markets. The majority of our sales in the Middle East are in Iran under license from the U.S. government that allows sale of food products to non-sanctioned parties. Sales to Iranian customers are in U.S. dollars and represent $17 million, $20 million and $18 million of "Trade receivables, less allowances" on the Condensed Consolidated Balance Sheet as of September 30, 2013, December 31, 2012 and September 30, 2012, respectively. Even though the sales in Iran are permitted, the international sanctions against Iran are affecting the ability of Iranian customers to pay invoices within terms because it is difficult for them to obtain U.S. dollars, euros or other suitable currencies in sufficient quantity on a regular basis. Over the course of 2012, our receivable balance with these customers increased, and we established payment plans with each of these customers to reduce their balances. Most Iranian customers have so far been able to find acceptable methods of payment to comply with their payment plans. However, one significant customer has not, and as a result, we reserved $7 million and $2 million of these receivables in the third and fourth quarters of 2012, respectively, which represents the excess of the customer's obligations over the cash it had posted as collateral. We source bananas from the Philippines for sale in the Middle East under a committed-volume, long term purchase contract with a former joint venture partner through 2016. To mitigate our risk in 2013, we have reduced the amount of volume being sent to Iran and have developed customers in other Middle Eastern markets, such as Iraq and Saudi Arabia, even though pricing is lower in these other markets. However, Iran remains an important market for our Philippine-sourced bananas.
Import Regulations. From 2006 through 2010, bananas imported into the European Union ("EU") from Latin America, our primary source of fruit, were subject to a tariff of €176 per metric ton, while bananas imported from African, Caribbean and Pacific sources continue to enter the EU tariff-free (since January 2008 in unlimited quantities). In 2009, the EU and 11 Latin American countries reached the World Trade Organization ("WTO") Geneva Agreement on Trade in Bananas ("GATB"), under which the EU agreed to reduce tariffs on Latin American bananas annually, ending with a rate of €114 per metric ton by 2019. The GATB resulted in tariff rates per metric ton of €136 in 2012 and €132 in both 2013 and 2014, respectively. The EU also signed a WTO agreement with the United States, under which it agreed not to reinstate WTO-illegal tariff quotas or licenses on banana imports.
In another regulatory development, in June 2012, the EU signed free trade area ("FTA") agreements with (i) Colombia and Peru and (ii) the Central American countries. Under both FTA agreements, the EU committed to reduce its banana tariff to €75 per metric ton over ten years for specified volumes of banana exports from each of the countries covered by these FTAs, and further required that the banana volumes assigned to each country under the Central American FTA be administered through export licenses. Implementation of an export license system in the 1990's (subsequently declared illegal) significantly increased our logistics and other export costs. The EU implemented its FTA with Peru on March 1, 2013; its FTAs with Panama, Honduras, Nicaragua, and Colombia on August 1, 2013; and its FTAs with Costa Rica and El Salvador on October 1, 2013. It is expected to implement its FTA with Guatemala later in 2013. Because the FTA banana volume and export licensing regulations remain unsettled, it is unclear what, if any, effect the new FTAs will have on our operations.
SALADS AND HEALTHY SNACKS SEGMENT - NET SALES, COST OF SALES & OPERATING INCOME ANALYSIS

	Better (Worse)
(In millions)	Q3	YTD
2012 Salads and Healthy Snacks segment net sales	$240	$729
Pricing including mix:
Retail value-added salads	(1)	(1)
Healthy snacks, foodservice and other	2	8
Volume:
Retail value-added salads	11	14
Healthy snacks, foodservice and other	(2)	1
Processed fruit ingredient products	(6)	(6)
Exit of European healthy snacking business	(3)	(3)
Other	(2)	(3)
2013 Salads and Healthy Snacks segment net sales	$239	$739

	(Better) Worse
(In millions)	Q3	YTD
2012 Salads and Healthy Snacks cost of sales	$216	$638
Volume:
Retail value-added salads	8	11
Healthy snacks, foodservice and other	(1)	2
Mix:
Retail value-added salads	4	8
Industry input and manufacturing costs:
Retail value-added salads	4	16
Healthy snacks, foodservice and other	(1)	4
Processed fruit ingredient products	(2)	(9)
Exit of European healthy snacking business	(3)	(3)
Other[1]	1	3
2013 Salads and Healthy Snacks cost of sales	$226	$670
1 Other includes $1 million in the first quarter of 2012 primarily related to inventory write-offs to exit healthy snacking products that were not sufficiently profitable. Includes $1 million in "Cost of sales" in the second quarter of 2012, primarily related to the closure of a research and development facility.

	Better (Worse)
(In millions)	Q3	YTD
2012 Salads and Healthy Snacks segment operating income	$(27)	$(17)
Change in Salads and Healthy Snacks segment net sales from above	(1)	10
Change in Salads and Healthy Snacks segment cost of sales from above	(11)	(32)
Selling, general and administrative	2	10
Impairment and estimated funding obligations of Danone JV	28	28
Equity in losses of investees	1	4
Other[1]	3	2
2013 Salads and Healthy Snacks segment operating income	$(5)	$5
1 Other includes $2 million of goodwill impairment in the third quarter 2012 and $1 million to restructure our European healthy snacking sales force in the first quarter of 2012.
SALADS AND HEALTHY SNACKS SEGMENT METRICS
Volume and average price per case for our retail value-added salads was as follows:

(In millions, except percentages)	Q3 2013	Q3 2012	% Change	YTD 2013	YTD 2012	% Change
Volume of 12-count cases	12.2	11.3	7.5%	36.9	35.8	3.1%
Average price per case including mix*			(0.3)%			(0.3)%
*Average price per case includes fuel-related and other surcharges. Fuel surcharges generally reset quarterly based on the previous quarter's average fuel index prices.
SALADS AND HEALTHY SNACKS SEGMENT - OTHER INFORMATION
Build-To-Suit Lease for Midwest Salad Plant Consolidation. In June 2012, we entered into a 20-year lease agreement for a salad production and warehousing facility in the Midwest that replaced three existing facilities in the region. The lease agreement contains two 5-year extension periods. The new facility is expected to be more automated and efficient than the three existing plants that it replaced and to further reduce operating costs when it is fully transitioned. Though the construction costs are being financed by the lessor, we are acting as the construction agent and will be responsible for all construction activity during the construction period because of the specialized nature of the facility. This results in us owning the facility for accounting purposes, and as a result we have recognized at September 30, 2013 an asset of $38 million included in "Property, plant and equipment, net," a $31 million capital lease obligation corresponding to the portion of the lease facility placed into service and a $7 million obligation corresponding to the construction in progress of the leased facility included in "Accrued liabilities" and "Other liabilities." Total construction costs are expected to be approximately $40 million through completion of the project, which is expected to be in the fourth quarter of 2013.
Danone Joint Venture. In March 2013, the Danone JV sold its smoothie operations and the Chiquita brand is now licensed to a third-party manufacturer of smoothies in Europe. In the third quarter of 2012, we recorded a $28 million loss to fully impair our equity-method investment and to record estimates of probable cash obligations to the Danone JV, which was a result of the JV's board of directors approving a change in strategy and the related discontinuation of a key product causing us to determine the decline in estimated fair value of our equity-method investment was other than temporary. In the fourth quarter of 2012, we fully accrued our obligation to fund the Danone JV by recording an additional charge of $4 million, which represented changes in the estimated funding obligations and related assets. We made contributions of €10 million ($13 million) in the third quarter of 2013 and €4 million ($5 million) in the fourth quarter of 2013 that discharged us of our remaining financial obligations to the Danone JV.
Sale of European Healthy Snacking Business. At the end of the second quarter 2013, we sold one of the European healthy snacking businesses. The business was sold for €3 million ($4 million) resulting in a gain of $1 million recognized in "Other income (expense), net" in the Condensed Consolidated Statements of Income, which was not allocated to the segment. This business represented approximately $12 million in annual net sales and had an insignificant effect on operating income. Additionally, $2 million of goodwill impairment related to this business was recognized in the third quarter of 2012.
Goodwill and Trademarks. Goodwill and trademarks balances in the segment decreased from September 30, 2012 primarily due to the impairments recorded in the fourth quarter of 2012 related to Fresh Express, which are fully described in our 2012 Annual Report on Form 10-K.

INTEREST AND LOSS ON DEBT EXTINGUISHMENT
Interest expense was $15 million and $12 million for the quarters ended September 30, 2013 and 2012, respectively, and $45 million and $33 million for the nine months ended September 30, 2013 and 2012, respectively. The increase in interest expense during the third quarter of 2013 and nine months ended September 30, 2013 was related to a refinancing that occurred in the first quarter of 2013, when we issued $425 million of 7.875% senior secured notes due 2021 and entered into a new asset-based lending facility and used the proceeds to retire the 7.5% senior notes due 2014 and the Credit Facility. The refinancing extended debt maturities but increased interest expense as the mix of outstanding debt became more heavily weighted to longer-term, fixed rate Senior Secured Notes and less weighted to secured revolving credit and term loan structures. "Loss on debt extinguishment" relates to the write-off of deferred financing fees related to the debt that was extinguished in the first quarter of 2013. See further description of refinancing, debt reduction and the amendment to our Credit Facility in Note 6 to the Condensed Consolidated Financial Statements and in Financial Condition - Liquidity and Capital Resources below.
INCOME TAXES
Income taxes were a net expense (benefit) of $4 million and $(11) million for the quarters ended September 30, 2013 and 2012, respectively, and $4 million and $(7) million for the nine months ended September 30, 2013 and 2012, respectively. For the third quarter of 2013 and the nine months ended September 30, 2013, the difference in the overall effective tax rate from the U.S. statutory rate is due to the existence of valuation allowances in the U.S. and other jurisdictions, as well as the mix of earnings across various jurisdictions and discrete tax items. See further details in Note 11 to the Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
We believe our cash position, cash flow generated by operating subsidiaries and borrowing capacity will provide sufficient cash reserves and liquidity to fund our working capital needs, capital expenditures and debt service requirements for at least twelve months. At September 30, 2013 we had a cash balance of $72 million and no borrowings under the ABL Revolver, under which $88 million was available after $24 million was used to support letters of credit. A subsidiary has a committed credit line of approximately €5 million ($7 million) for bank guarantees used primarily for payments due under import licenses and duties in European countries as of the date of this report. We have €6 million ($8 million) of cash equivalents in compensating balance arrangements related to this committed credit line.
On February 5, 2013, we issued $425 million of 7.875% senior secured notes due February 1, 2021 ("7.875% Notes") at 99.274% of par and entered into a 5-year secured asset-based lending facility ("ABL Facility"). The $457 million of net proceeds from issuance of the 7.875% Notes and the initial borrowings of the ABL Facility were used to retire the outstanding Credit Facility and the 7½% Senior Notes at par plus accrued interest. This refinancing significantly extended our debt maturities and reduced the cash required for debt service over the next several years, while still providing the ability to reduce debt with excess cash flow.
The ABL Facility consists of a revolver (the "ABL Revolver") and a $7.5 million term loan (the "ABL Term Loan") and matures at the earlier of February 5, 2018 or 60 days prior to the maturity of our existing 4.25% Convertible Senior Notes due August 15, 2016, unless such notes have been satisfactorily refinanced. The ABL Facility has a maximum borrowing capacity of $200 million, with the ABL Revolver subject to a borrowing base calculation based on specified percentages of our domestic accounts receivable, certain inventory and certain domestic machinery and equipment with the potential for additional advances against foreign accounts receivable. The ABL Term Loan requires annual repayments of approximately $2 million. See further information regarding the terms, description of the security and restrictions in Note 6 to the Condensed Consolidated Financial Statements.
In June 2012, we entered into a 20 year lease agreement for a salad production and warehousing facility in the Midwest that will replace three existing facilities in the region as described above. The lease agreement contains two 5-year extension periods. Though the construction costs are being financed by the lessor, the company is acting as the construction agent and will be responsible for all construction activity during the construction period because of the specialized nature of the facility. As described in Note 6 to the Condensed Consolidated Financial statements, this results in us owning the facility for accounting purposes and as such, we have recognized at September 30, 2013 an asset of $38 million included in "Property, plant and equipment, net," a $31 million capital lease obligation corresponding to the portion of the lease facility placed into service and a $7 million obligation corresponding to the construction in progress of the leased facility included in "Accrued liabilities" and "Other liabilities." Total construction costs are expected to be approximately $40 million through completion of the project, which is expected to be in the fourth quarter of 2013.
Cash provided by operations was $92 million and $21 million for the nine months ended September 30, 2013 and 2012, respectively. Improved operating income in the nine months ended September 30, 2013 as compared to 2012 resulted in higher operating cash flows. Operating cash flows in first quarter of 2012 include €20 million ($27 million) related to a refund claim for certain consumption taxes paid between 1980 and 1990 due to a favorable decision from a court in Salerno, Italy. This cash remains deferred in "Other liabilities" pending final result of the appeal process. This cash receipt was offset by increases in accounts receivable primarily resulting from longer collection periods in the Middle East and Europe. See Note 15 to the Condensed Consolidated Financial Statements for further information.
Cash flow used in investing activities includes capital expenditures of $36 million for each of the nine months ended September 30, 2013 and 2012. We made a contribution of €10 million ($13 million) in the third quarter of 2013 and a contribution of €4 million ($5 million) in the fourth quarter of 2013 that discharged our remaining financial obligations to the Danone JV. We had fully accrued our funding obligations to the Danone JV in the second half of 2012. Cash flow provided by investing activities for the nine months ended September 30, 2013 consists primarily of proceeds received from the sale of non-core assets.
Depending on fuel prices, we can have significant obligations or amounts receivable under our bunker fuel forward arrangements, although we would expect any liability or asset from these arrangements to be offset by the purchase price of fuel. At September 30, 2013, December 31, 2012 and September 30, 2012, our bunker fuel forward contracts, including those where hedge accounting was discontinued in the third quarter of 2013 as further described in Note 7 to the Condensed Consolidated Financial Statements, were an asset (liability) of less than $(1) million, $9 million and $13 million, respectively. Depending on euro exchange rates, we can have significant obligations or amounts receivable under our euro-based currency hedging contracts, although we would expect any liability or asset from these contracts to be more than offset by an increase in the dollar realization of the underlying sales denominated in foreign currencies. At September 30, 2013, December 31, 2012 and September 30, 2012, our euro-based currency hedging contracts were a liability of $10 million, $23 million and $16 million, respectively. The amount ultimately due or receivable will depend upon fuel prices for our bunker fuel forward arrangements or the exchange rate for our euro-based hedging contracts at the dates of settlement. See Quantitative and Qualitative Disclosures About Market Risk below and Note 7 and Note 8 to the Condensed Consolidated Financial Statements for further information about our hedging activities. We expect operating cash flows will be sufficient to cover hedging obligations, if any.
We face certain contingent liabilities which are described in Note 15 to the Condensed Consolidated Financial Statements; in accordance with generally accepted accounting practices, reserves have not been established for most of the ongoing matters, even when we have been required to deposit payments to preserve our right to appeal some of the Italian customs and tax cases. In connection with these contingent liabilities, we have been required to deposit payments in installments totaling €40 million ($54 million) through 2018 to preserve our right to appeal the customs and tax assessments. Of these assessments, we have deposited €21 million ($28 million) through September 30, 2013, which is included partly in "Other current assets" and partly in "Investments and other assets, net" on the Condensed Consolidated Balance Sheet pending resolution of the appeals process. Based on rulings described in Note 15 to the Condensed Consolidated Financial Statements, approximately €2 million ($2 million) deposited for customs and tax assessments in Genoa will be refunded or applied to deposit requirements in other jurisdictions. Once the Genoa rulings are processed, remaining required installments are expected to be approximately €4 million ($6 million) in 2013, €3 million ($4 million) through 2016, €2 million ($3 million) in 2017 and less than €1 million ($1 million) in 2018; however, if we ultimately prevail in these cases, any deposits we have made are also expected to be refunded with interest. Because court rulings have varied, we have not been assessed in similar matters in other jurisdictions, but may be required to make additional payments based on future appeals or court rulings. We presently expect that we would use existing cash and borrowing resources together with operating cash flow to satisfy any such liabilities. It is possible that in future periods we could have to pay damages or other amounts in excess of the installment plans, the exact amount of which would be at the discretion of the applicable court or regulatory body.
Also as described in Note 15 to the Condensed Consolidated Financial Statements, in connection with a court judgment against one of our insurance carriers, National Union, we have received $12 million through September 30, 2013 from National Union. We have deferred these cash receipts in "Accrued liabilities" pending resolution of the appeals process. In March 2013, the Ohio Court of Appeals ruled that National Union was not obligated to provide coverage for defense costs for the matters in question and remanded the case back to the trial court to determine if National Union is entitled to reimbursement of defense costs it has already paid. If National Union ultimately is successful, we may be required to repay all or a portion of the reimbursements received. We expect to use existing cash resources if repayment is required.
We have not made dividend payments since 2006. Many of our debt instruments, including the 7.875% Notes and the ABL Facility, which are described in Note 6 to the Condensed Consolidated Financial Statements, impose limitations on CBII's ability to pay dividends on its common stock. At September 30, 2013, the company was in compliance with each of its debt instruments and expects to remain in compliance for at least twelve months.

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
See Note 15 to the Condensed Consolidated Financial Statements for a further description of legal proceedings and other risks including, in particular, (1) the civil litigation and investigations relating to payments made to our former Colombian subsidiary to a Colombian paramilitary group and (2) customs and tax proceedings in Italy.
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
Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Reference is made to the discussion under Management's Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Management – Financial Instruments in our 2012 Annual Report on Form 10-K. As of September 30, 2013, the only material changes from the information presented in the Form 10-K are contained in the information provided below.
Our products are distributed in nearly 70 countries. International sales are made primarily in U.S. dollars and major European currencies. We reduce currency exchange risk from sales originating in currencies other than the U.S. dollar by exchanging local currencies for dollars promptly upon receipt. We consider our exposure, current market conditions and hedging costs in determining when and whether to enter into new hedging instruments to hedge the dollar value of our estimated euro net sales up to 18 months into the future. We may use average rate put options, average rate collars (an average rate put option paired with an average rate call option) and average rate forward contracts to manage our exposure to euro exchange rates. Average rate put options require an upfront premium payment and reduce the risk of a decline in the value of the euro without limiting the benefit of an increase in the value of the euro. Average rate euro call options sold by us require an upfront premium payment to be received from the counterparty and limit the benefit of an increase in the value of the euro without limiting the risk of a decline in the value of the euro. We may use average rate call options to reduce the cost of currency hedging coverage. In some cases, we may simulate an average rate forward contract by entering into an average rate put option and an average rate call option at the same strike rate to lock in the future exchange rate of the notional amount. These instruments do not require upfront premium payments.
At October 25, 2013, we had average rate euro put option hedge positions that protect approximately 50% of our expected net sales for the remainder of 2013 and approximately 25% of our expected net sales for 2014 from a decline in the exchange rate below $1.20 per euro and $1.30 per euro, respectively. We had average rate euro rate call option hedge positions that limit the benefit of approximately 50% of our expected net sales for the remainder of 2013 and approximately 25% of our expected net sales for 2014 from an increase in the exchange rate above $1.28 per euro and $1.39 per euro, respectively. We also have average rate forward contracts and average rate euro put options paired with average rate euro call options at the same strike rate that effectively lock in the value of the euro for approximately 35% of our expected net sales for the remainder of 2013 and approximately 25% of our expected net sales for 2014 at $1.24 per euro and $1.34 per euro, respectively. These positions can offset decreases in the value of the euro or can limit the benefit of an increase in the exchange rate, but in either case reduce the volatility of change in the value of the euro. We expect that any loss on these contracts would be more than offset by an increase in the dollar realization of the underlying sales denominated in foreign currencies.
Our shipping operations are exposed to the risk of rising fuel prices. To reduce the risk of rising fuel prices, we enter into bunker fuel forward contracts (swaps) that allow us to lock in fuel prices up to three years in the future. Bunker fuel forward contracts can offset increases in market fuel prices or can result in higher costs from declines in market fuel prices, but in either case reduce the volatility of changing fuel prices on our results. The price we pay to ship bananas and other produce in container equipment on board third parties' container ships includes an adjustment for fuel costs that is not subject to our hedging program. At September 30, 2013, we had deferred gains (losses) on bunker fuel hedges included in "Accumulated other comprehensive income (loss)" of $1 million in 2013, and less than $(1) million in each of 2014 and 2015, that are expected to offset our cost of bunker fuel, and represent coverage for expected fuel purchases of approximately 50%, 80% and 50%, respectively.
In the third quarter of 2013, we determined that the specific future bunker fuel purchases that were hedged using Singapore 180 fuel derivatives had a remote probability of occurrence based on modifications to our shipping configuration. As a result of this change, accounting standards required us to discontinue hedge accounting and to recognize unrealized net losses on our Singapore 180 bunker fuel forward contracts, which were recorded in “Cost of sales” in the Condensed Consolidated Statements of Income during the quarter ended September 30, 2013. Unrealized losses recognized as a result of discontinuing hedge accounting were not significant.  In October 2013, we sold all Singapore 180 fuel derivative outstanding positions at an insignificant loss.
We carry hedging instruments at fair value on our Condensed Consolidated Balance Sheets. The fair value of the currency hedge portfolio and bunker fuel forward contracts, including those transferred in the third quarter of 2013 as described above, was a net liability of $10 million, $15 million and $3 million at September 30, 2013, December 31, 2012, and September 30, 2012, respectively. A hypothetical 10% increase in the euro currency rates would have resulted in a decline in fair value of the currency hedge portfolio of approximately $33 million at September 30, 2013. However, we expect that any loss on these put and call options would be more than offset by an increase in the dollar realization of the underlying sales denominated in foreign currencies. A hypothetical 10% decrease in bunker fuel rates would result in a decline in fair value of the bunker fuel forward contracts of approximately $11 million at September 30, 2013. However, we expect that any decline in the fair value of these contracts would be offset by a decrease in the cost of underlying fuel purchases.
See Note 7 to the Condensed Consolidated Financial Statements for additional discussion of our hedging activities. See Note 8 to the Consolidated Financial Statements for additional discussion of fair value measurements.
DEBT INSTRUMENTS
Although the Condensed Consolidated Balance Sheets do not present debt at fair value, we have a significant amount of fixed-rate debt whose fair value could fluctuate as a result of changes in prevailing market rates. At September 30, 2013, we had $625 million principal balance of fixed-rate debt, which included the 7.875% Notes and the 4.25% Convertible Senior Notes. The $200 million principal balance of the Convertible Notes is greater than their $161 million carrying value due to the accounting standards for convertible notes such as ours that are described in Note 6 to the Condensed Consolidated Financial Statements. The $425 million principal balance of the 7.875% Notes is greater than their $422 million carrying value due to the related discount that will be amortized over the life of the 7.875% Notes. A hypothetical 0.50% increase in interest rates would have resulted in a decline in the fair value of our fixed-rate debt of approximately $14 million at September 30, 2013.
The refinancing in the first quarter of 2013 and the repayments of $37 million on the ABL Revolver in the nine months ended September 30, 2013 significantly reduced our exposure to changes in variable interest rates to a nominal amount.

Our 7.875% Notes have not yet been registered under federal securities laws. We expect to consummate an exchange offer on or before February 5, 2014, but if for any reason we are unable to complete the exchange offer by that date, our annual interest rate could increase until the notes are exchanged or registered by up to 1.0%.
Item 4 – Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, are (a) accumulated and communicated to our management to allow timely decisions regarding required disclosure and (b) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. An evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness as of September 30, 2013 of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of that date.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We also maintain a system of internal accounting controls, which includes internal control over financial reporting, that is designed to provide reasonable assurance that our financial records can be relied upon for preparation of our consolidated financial statements in accordance with generally accepted accounting principles in the United States and that our assets are safeguarded against loss from unauthorized use or disposition. Based on an evaluation by management, with the participation of the Chief Executive Officer and Chief Financial Officer, during the quarter ended September 30, 2013, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information
Item 1 – Legal Proceedings
The information included in Note 15 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q regarding the Colombia Related Matters and the Italian Customs and Tax Cases is incorporated by reference into this Item.
Item 6 – Exhibits
Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
Exhibit 32 - Section 1350 Certifications
Exhibit 101.INS - XBRL Instance Document
Exhibit 101.SCH - XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL - XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF - XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 101.LAB - XBRL Taxonomy Extension Label Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIQUITA BRANDS INTERNATIONAL, INC.

By:	/s/ Joseph B. Johnson
Joseph B. Johnson
Vice President and Chief Accounting Officer
November 7, 2013