Form 10-K
period 2013-12-31
CHIQUITA BRANDS INTERNATIONAL INC
filed 2014-03-04
CIK 101063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
 FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2013
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of Common Stock held by non-affiliates at June 30, 2013, the last business day of the registrant's most recently completed second quarter, was approximately $502 million.
As of February 24, 2014, 46,832,709 shares of Common Stock were outstanding.
__________________________________________
 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Chiquita Brands International, Inc. 2013 Annual Report to Shareholders are incorporated by reference in Parts I and II. Portions of the Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated by reference in Part III.

CHIQUITA BRANDS INTERNATIONAL, INC.

This Annual Report on Form 10-K contains certain statements that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond the control of Chiquita, including: the customary risks experienced by global food companies, such as prices for commodity and other inputs, currency exchange rate fluctuations, industry and competitive conditions (all of which may be more unpredictable in light of continuing uncertainty in the global economic environment), government regulations, food safety issues and product recalls affecting the company or the industry, labor relations, taxes, political instability and terrorism; challenges in implementing the relocation of its corporate headquarters and other North American corporate functions to Charlotte, North Carolina; challenges in implementing restructuring and leadership changes announced in August and October 2012 including its ability to maintain the cost savings and other benefits from the restructuring; unusual weather events, conditions or crop risks; continued ability to access the capital and credit markets on commercially reasonable terms and comply with the terms of its debt instruments; access to and cost of financing; and the outcome of pending litigation and governmental investigations involving the company, as well as the legal fees and other costs incurred in connection with such items.
The forward-looking statements speak as of the date made and are not guarantees of future performance. Actual results or developments may differ materially from the expectations expressed or implied in the forward-looking statements, and the company undertakes no obligation to update any such statements.

PART I

ITEM 1.	BUSINESS
General
Chiquita Brands International, Inc. ("CBII") and its subsidiaries (collectively, "Chiquita," we, us or the company) operate as a leading international marketer and distributor of (1) bananas and pineapples sold under the Chiquita® and other brand names in nearly 70 countries and (2) packaged salads sold under the Fresh Express® and other brand names primarily in the United States. We produce approximately one-third of the bananas we market on farms we own and lease, and purchase the remainder of the bananas and all of the lettuce, pineapples and other fresh produce from third-party suppliers throughout the world. No individual customer accounted for more than 10% of net sales during any of the last three years. CBII was originally formed as a New Jersey corporation in 1899 under the name United Fruit Company.
Business Segments
Chiquita reports the following three business segments:

•	Bananas: Includes the sourcing (purchase and production), transportation, marketing and distribution of bananas.

•
Salads and Healthy Snacks: Includes ready-to-eat, packaged salads, referred to in the industry as "value-added salads"; other value-added products, such as healthy snacking items, fresh vegetable and fruit ingredients used in foodservice, processed fruit ingredients; and until March 2013, our equity-method investment Danone Chiquita Fruits, which sold Chiquita-branded fruit smoothies in Europe (see Note 7 to the Consolidated Financial Statements in Exhibit 13).

•
Other Produce: Includes the sourcing, marketing and distribution of whole fresh produce other than bananas. As part of the 2012 restructuring plan, we exited our North American deciduous business at the end of the California grape season in December 2012. Beginning in 2013, the primary product of the Other Produce segment is pineapples.

For further information on factors affecting our results of operations, including results by business segment, liquidity and financial condition, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 18 to the Consolidated Financial Statements, both included in Exhibit 13, and "Item 1A - Risk Factors."
BANANA SEGMENT
We source, distribute and market bananas that are sold principally under the "Chiquita" brand name. Banana segment net sales were $2.0 billion, $2.0 billion and $2.0 billion in 2013, 2012 and 2011, respectively. Banana sales amounted to 64% of our consolidated net sales in 2013, 2012 and 2011. Banana sales in European, Mediterranean and Middle Eastern markets were 52%, 55% and 55% of the segment sales in 2013, 2012 and 2011, respectively. Middle Eastern and Mediterranean markets include Iran and occasionally Syria, where we sell bananas under license from the U.S. government despite its trade sanctions because they are food products. The majority of the remaining sales in the banana segment are in North America. We receive royalties from the use of the Chiquita brand under a trademark licensing agreement with a third-party for banana sales in Japan and Korea.
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
Markets, Customers and Distribution
Our principal markets are North America and Europe. In Europe, we are the brand leader and obtain a price premium for Chiquita bananas. In North America, we maintained the No. 2 market position in bananas, hold the number one market share in U.S. supermarkets and import more than one-fourth of the bananas in the market. Our Core Europe market consists of the 28 member states of the European Union ("EU"), Switzerland, Norway and Iceland. We also ship bananas regularly to various non-EU countries accessed through the Mediterranean that offer a growth opportunity due to increasing consumption and consumer purchasing power. When selling in these Mediterranean countries, we may vary the port of discharge and sale based on prevailing market conditions. Our other international markets are primarily in Russia and the Middle East, including Iran and occasionally Syria. Sales in the Mediterranean, Russian and Middle Eastern markets are primarily invoiced in U.S. dollars.
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
In North America, we most often sell bananas and related services under one-year contracts to national and regional grocery retailers. These contracts typically have fixed per-box base prices, and also include variable surcharges based on fuel indices that are intended to recover changes in transportation and other fuel-based costs. In 2014, our surcharges in North America were expanded to also recover increases in the cost of paper. An advantage of these contracts is that they stabilize pricing to us throughout the year and reduce our exposure to volatile spot market prices. A disadvantage is that we may not always be able to pass on unexpected cost increases when they arise or may not be able to take advantage of short-term, market-driven price increases due to short supply or other factors. Approximately 90% of the volume sold in North America is sold under these contracts; the remainder is on the spot market.
In Europe and the Mediterranean, our customers are also large grocery retailers, ripeners and wholesalers. These customers typically seek annual or multi-year arrangements with pricing that is flexible, depending on market conditions. Bananas and other produce are typically sold on the basis of weekly price quotes, which fluctuate significantly due to supply conditions, seasonal trends of consumer demand, transportation costs, currency exchange rates, competitive dynamics and other factors. Some customers in Europe have begun to purchase bananas under fixed-price-per-box contracts and few of these contracts have pricing in U.S. dollars. Banana sales in the Middle East are generally under fixed-price per box contracts in U.S. dollars. In both Europe and the Middle East, these contracts often include pricing that is higher in the first half of the year and lower in the second half to correspond with the seasonal supply-and-demand dynamics.
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
During 2013, approximately 26%, 24%, 13%, 11% and 10% of all bananas we sold were sourced from Guatemala, Costa Rica, Ecuador, Honduras and Panama, respectively. We also source bananas from Mexico, the Philippines, Colombia and Nicaragua. In 2013, approximately one-third of our bananas were produced by subsidiaries on owned farms and the remainder was purchased from independent growers under short- and long-term fruit supply contracts, under which we take title to the fruit either at packing stations, once loaded aboard ships or at the port of destination. Although we maintain broad geographic diversification for purchased bananas, we have a significant reliance upon long-term relationships with certain large growers. In 2013, our three largest independent growers, which operate in Mexico and Costa Rica provided approximately 21% of our total purchased volume.
We evaluate our banana sourcing decisions periodically, including both the sourcing countries and whether we should purchase or grow bananas. Considerations in this evaluation include local currency, tax rules, regulatory environment, political and economic stability, labor practices, exit prices, potential synergies and other factors. Because of the start-up time and capital necessary to build additional farms, increasing the production on farms we own cannot be done quickly. Purchasing bananas allows us to reduce our financial and operating risks and avoid the substantial capital required to maintain and finance additional banana farms; it also permits us to avoid large expenditures in the event of major damage to farms resulting from weather, floods, disease or earthquakes. However, producing our own bananas permits us to more closely control the agricultural practices, which we believe contribute to the quality of the fruit and, potentially, the productivity of the farm. Typically, banana purchase agreements have one- or two-year terms, but may have longer terms. However, some of these contracts with terms longer than one year allow for applicable prices to be renegotiated annually or every other year, and if new purchase prices cannot be agreed upon, the contracts will terminate. The long-term purchase agreements typically include provisions relating to agricultural practices, packing and fruit handling, environmental practices, food safety, social responsibility standards, penalties payable by us if we do not take delivery of contracted fruit, penalties payable by the grower for shortages to contracted volumes and other provisions common to contracts for the international sale of goods. Under some fruit supply arrangements, we provide the growers with technical assistance related to production and packing of bananas for shipment. We believe that our agricultural practices contribute to the quality of our bananas, and we specify many of the requirements for our contract growers, though we believe these practices can be better applied when we control the farming operations. From time to time, we identify opportunities to control additional acreage for banana production, either through land purchases, lease or through strategic partnerships. In February 2014, we purchased approximately 1,700 acres of banana farms in Honduras, which we can manage with our existing overhead and logistics resources because they are contiguous to our existing farms. When banana supply is disrupted, we may have to source bananas on a "spot" basis from growers who have available fruit. In these circumstances, we may have to pay higher market prices and are not able to ensure that our recommended agricultural practices have been followed.
Labor costs in Latin America for our owned production of bananas represented only 5% of our total banana segment operating costs in 2013. Labor costs vary with the country of origin. To a lesser extent, fertilizer costs and paper costs for the production and packaging of bananas are also important.
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
Bananas are harvested while still green and are subsequently ripened. To control quality, bananas are ripened under controlled conditions. We have a proprietary Low-Temperature Ripening process, a technique that enables bananas to begin the ripening process in shipping containers during transit, and thereby reduce the amount of inland ripening capacity required. We also operate pressurized ripening rooms in Europe and North America to complete the ripening process and may assist our customers who operate their own pressurized ripening rooms. We believe our service provides value to customers through improved fruit quality, longer shelf-life, lower inventory levels and lower required investment.
The price of bunker fuel used in shipping operations is an important variable component of transportation costs. Bunker fuel prices are volatile. We manage this volatility with bunker fuel forward contracts to lock in prices of up to three-fourths of our core European usage for up to three years. However, these hedging strategies do not fully protect us against continually rising fuel prices, and they can result in losses when market prices for bunker fuel decline, although we expect that any losses on our forward contracts from declines in market prices would be less than the decline in cost of bunker fuel purchases. See further discussion of our hedging activities in the "Market Risk Management – Financial Instruments" section of "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 1 and 11 to the Consolidated Financial Statements in Exhibit 13.
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
SALADS AND HEALTHY SNACKS SEGMENT
The Salads and Healthy Snacks segment includes packaged, ready-to-eat salads in the retail market, commonly referred to as "value-added salads," sold under the Fresh Express and private labels, fresh vegetable and fruit ingredients used in foodservice, healthy snacks, processed fruit ingredient products and whole-head lettuce products. Net sales of the Salads and Healthy Snacks segment were approximately $967 million, $953 million and $953 million for the years ended December 31, 2013, 2012 and 2011, respectively.
We believe Fresh Express is a leader in freshness-extending, controlled and modified atmosphere packaging systems for value-added salads. We distribute approximately 250 different retail value-added salad products nationwide to food retailers and approximately 30 value-added healthy snacking products. We also distribute approximately 60 fresh produce foodservice offerings, primarily to third-party distributors for resale mainly to quick-service restaurants located throughout the U.S. Fresh Express holds the No. 1 market share position of branded retail value-added salads in the U.S based on Information Resources Inc. ("IRI") data. Based upon consumption patterns, volume and profitability are typically higher during the first and second quarters of the year.
Fresh Express' retail value-added salad sales represented approximately 29%, 20% and 20% of consolidated "Net sales" in each of 2013, 2012 and 2011, respectively. Significant retail value-added salad product lines that represented 10% or more of retail sales include Blends (romaine and other fancier lettuce-based salads), Tender Leaf Blends (spring mix and baby spinach blends) and Complete Salads (salads that contain toppings and dressings).
Competition
Fresh Express competes with a variety of other nationally branded and private label value-added salad offerings. Competitors include Dole Food Company, Earthbound Farms, Ready Pac and Taylor Farms, who also produce value-added salads under retail grocers' private labels. The market share under private labels has grown significantly during the past few years. While we had traditionally been focused on branded product offerings, we expanded our product offerings in 2012 to include private label, and based on contracts awarded in late 2012, we began supplying private label retail value-added salads to certain key customers in 2013. There are many other food and produce sellers who participate in the value-added produce and snacking markets.
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
We also sell fresh-cut produce, such as lettuce, tomatoes, spinach, cabbage and onions, to foodservice distributors who resell these products to foodservice operators, primarily quick service restaurants. Approximately one-fifth of the Salads and Healthy Snacks segment net sales have been to foodservice customers. Foodservice customers mainly purchase shredded or whole-head lettuce; however, we have also introduced higher-margin products into this market, such as premium tender leaf salads. We market to foodservice customers by focusing on large, strategic accounts that provide reliable business at reasonable margins, under contracts that typically allow for the pass-through of raw product and other cost increases on a weekly basis. Customer sales representatives and account managers service these foodservice customers. One foodservice customer represented nearly 14% of sales in the Salads and Healthy Snacks segment in 2013. No other customer accounted for more than 10% of segment sales.
Sourcing
We source the majority of our raw products, primarily lettuce and apples, for the Salads and Healthy Snacks segment from third-party growers, primarily located in California, Arizona and Mexico, but also in Chile, Florida, Michigan, New York, Georgia, Texas, Washington, Ohio and Colorado. For lettuce, we often enter into contracts with these growers to help mitigate supply risk and manage exposure to cost fluctuations. We work with the growers and harvesters to develop safe, innovative, quality-enhancing and cost-effective production and harvesting techniques, including techniques to reduce water and agrichemical usage. The geographic diversity of our suppliers helps us to lessen the effects of any event that could cause production declines in a single region. The production of lettuce crops is vulnerable to pests, disease and adverse weather conditions, such as floods, drought and temperature extremes. In the event lettuce crops are severely damaged, the next harvest on the same acreage would be delayed 45 to 120 days, depending on the product and the time of year.
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
Healthy Snacks
We sell healthy snacks primarily in North America. Healthy snacking products include Chiquita Fruit Bites, which are single-serve fruit snacks sold in convenience and retail stores under the Chiquita brand name and also in foodservice outlets and quick-service restaurants. The healthy snacks business primarily involves purchasing, processing, packaging and distributing fresh-cut apples in convenient, Chiquita-branded and unbranded packaging. We source fruit seasonally from North and South America. We cut, package and seal the fruit in our facilities in Illinois, Georgia and California. Our primary competitors are Crunch Pak, C.H. Robinson Worldwide, Tree Top Inc., Reichel Foods, Inc. and other regional producers of branded and private label fresh-cut fruit selections. For our Chinese market, fruit and vegetables are also sourced from China and the healthy snacks are cut, packaged and sealed in a facility in China.
We also sell banana puree and other processed fruit ingredients to food manufacturers and quick service restaurants from processing facilities in Costa Rica with fruit sourced primarily from Costa Rica. Fruit ingredients typically have a longer shelf life than whole, fresh fruit and are distributed from both the processing facilities and from refrigerated warehouses in the U.S. and the Netherlands. Our primary competitors are smaller companies in Latin America that supply unbranded banana puree.
In May 2010, we sold 51% of our European smoothie business to Danone S.A., and formed a joint venture ("Danone JV") intended to develop, manufacture and sell Chiquita-branded, packaged fruit juices and fruit smoothies in Europe. The smoothies are a blend of banana puree, fruit juice and other fresh fruit. In March 2013, the Danone JV sold its operations to a third party who continues to produce Chiquita-branded smoothies under license. In October 2013, we sold all of our shares in the Danone JV to our former JV partner, Danone S.A. The joint venture was accounted for using the equity method in the Salads and Healthy Snacks segment. See further information in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Operations - Salads and Healthy Snacks Segment" and Note 7 to the Consolidated Financial Statements, both included in Exhibit 13.
In June 2013, we divested a business that sold locally-sourced, fresh-cut fruit in Europe from its facilities in the Netherlands. The new owners of this business continue to produce Chiquita-branded products under license.
OTHER PRODUCE SEGMENT
We distribute and market whole, fresh produce other than bananas in Europe and North America and license the use of the Chiquita brand to a third-party for pineapples sold in Japan and Korea. Late in 2012, we announced a restructuring and a new strategy to focus on our core businesses of bananas and salads. Beginning in 2013, pineapples are the primary product in the Other Produce segment because they are sourced from the same regions and can utilize the same logistical infrastructure as bananas. We seek to opportunistically sell pineapples and other produce items where profitable or where they can effectively absorb fixed costs of the value chain of our core bananas and salads businesses. In 2011 and 2012, the major items sold also included grapes and avocados. Net sales of the Other Produce segment were approximately $121 million, $140 million and $163 million in 2013, 2012 and 2011, respectively.
Markets, Customers and Distribution
Our Other Produce operations in North America and Europe primarily market Chiquita-branded produce items. A significant number of our retail customers are large organizations with multiple stores, who have significant buying leverage. In North America, produce may be sold under fixed-price-per-box contracts, on a commission basis or in spot markets. The European operations are conducted throughout Western and Southern Europe where customers typically do not enter into contracts, but purchase fruit at market prices that change weekly. Our primary competitors are other wholesalers and distributors of fresh produce, which may be local, national or international, including Fresh Del Monte Produce, Inc. and Dole Food Company, Inc.
Sourcing and Logistics
Beginning in 2013, pineapples, sourced primarily from Costa Rica, are purchased under annual or multi-year contracts from third party growers in the same regions were we produce and purchase bananas. Shipment of pineapples helps to reduce any excess ocean shipping capacity from our banana business because they are sourced in the same regions. Common carriers are used for inland transportation.
In some cases, we provide growers of non-banana produce advances during the growing season or as the fruit is shipped to us. Advances are generally repaid when the produce is harvested and sold and are generally short-term in nature. We require property liens and pledges of the season's produce as collateral to support any advances. See further discussion of our seasonal grower advances in Notes 1 and 4 to the Consolidated Financial Statements, included in Exhibit 13. We are not heavily dependent on any single grower for Other Produce products.
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
Since 2009, we have licensed the use of the Chiquita brand name to a third party for the sale of whole, fresh bananas and pineapples in Japan and Korea. We also license our trademarks to other companies for use in prepared processed food products, such as fruit smoothies, baby and toddler food, fruit juices and banana bread mix.
Chiquita and its affiliates have patents covering a number of proprietary technologies, including the ripening of bananas and other produce and the processing of food products. In addition, Fresh Express and its affiliates have patents pending and granted covering a number of proprietary technologies, including methods of harvesting, treating and maintaining produce products and patents related to packaging design. Granted patents expire at various times from 2014 through 2029. In the food preparation field, where patents generally provide protection for up to 20 years, new technology typically develops before existing patents and proprietary rights expire. Chiquita and Fresh Express also rely heavily on certain proprietary machinery and processes that are used to manufacture and package some of its products.
Health, Environmental and Social Responsibility
Chiquita's worldwide operations and products are subject to inspections by environmental, food safety, health and customs authorities and numerous governmental regulations, including those relating to the use and disposal of agrichemicals, the documentation of food shipments and the traceability of food products. We believe we are substantially in compliance with applicable regulations.
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
Similarly, since 2004, all owned banana farms in Latin America have achieved certification to the Social Accountability 8000 labor standard, which is based on the core International Labor Organization conventions. We were the first major agricultural operator to earn this certification in each of the Latin American countries where we have owned farms (Costa Rica, Panama, Honduras and Guatemala). In addition, as of November 2005, all of our owned banana farms had achieved certification to GlobalGAP, an international food safety standard, and we have maintained those certifications to present.

Chiquita’s experience with Rainforest Alliance certification has led to the formation of various biodiversity partnerships in Costa Rica and Panama, with local communities, governmental agencies and retail customers. One such project, the Nogal

Community Project aims to protect and connect rainforest areas in Northeastern Costa Rica, with the San San Pond Sak wetlands in the Bocas province of Panama and conserves valuable wetlands and endangered species.

Fresh Express also maintains extremely high standards in the area of food safety and quality. Our food safety requirements also apply to our third-party growers, suppliers and processors. The Fresh Express food safety practices for leafy greens include, but are not limited to: (1) multi-point monitoring from field to shelf; (2) pre-approval and monitoring of the fields where Fresh Express leafy green products are grown, including monitoring water quality and soil amendments as well as ensuring an appropriate distance is maintained from potential contamination risks such as livestock and composting operations; and (3) utilizing our own expert auditors to assess growing, harvesting and cooling operations. In recognition of our commitment to food safety and quality, Fresh Express won the coveted “Black Pearl” award from the International Association of Food Protection. Consumers can also trace select varieties of Fresh Express salad to the region(s) where they were harvested, simply by entering the Leaf Locator code on the bag at www.freshexpress.com/YourSaladStory.
Additionally, all of our Fresh Express manufacturing facilities have achieved Food Safety Systems Certification (FSSC). This certification is obtained through a rigorous audit process conducted by a third party against a globally and Global Food Safety Initiative (GFSI) recognized food safety management system standard.
As part of our sustainability program to reduce environmental impact and ultimately contribute to a world capable of sustaining future generations, Chiquita announced in 2013 that it had established sustainability targets for 2020 to reduce the usage of fresh water in its operations by 15% and greenhouse gas emissions by 30% from a 2007 baseline.
Employees
As of December 31, 2013, we had approximately 20,000 employees, approximately 16,000 of whom work in Latin America. Approximately 14,000 of the employees working in Latin America are covered by labor contracts. Latin American labor contracts covering approximately 7,000 employees are currently being negotiated, and contracts covering approximately 1,000 employees are set to expire in 2014. Under applicable law, employees are required to continue working under the terms of the expired contract. Approximately 2,000 Fresh Express employees in the U.S. are covered by labor contracts. Fresh Express labor contracts covering approximately 1,000 employees expire in 2014 and no contracts are currently expired or under negotiation.
International Operations
We operate in many countries outside the United States, including in Central America, Europe and the Middle East. Information about our operations by geographic area can be found in Note 18 to the Consolidated Financial Statements included in Exhibit 13. Our global activities are subject to risks inherent in operating in those countries, including: government regulation; currency restrictions, fluctuations and other restraints; import and export restrictions; burdensome taxes; risks of expropriation; threats to employees; political instability; terrorist activities including extortion; and risks of U.S. and foreign governmental action in relation to us. Should such circumstances occur, we might need to curtail, cease or alter our activities in a particular region or country. Trade restrictions apply to certain countries, such as Iran and Syria, that require U.S. government authorization for sales there; notwithstanding the broad trade sanctions against these countries, under current U.S. law and licenses issued thereunder, we are authorized to sell food products to specific customers in these countries. Our operations in some Central American countries are dependent upon leases and other agreements with the governments of these countries. For more information on leases used for the cultivation of bananas and support activities, see "Item 2 - Properties." Refer to international operations in "Management Discussion and Analysis of Financial Condition and Results of Operations" in Exhibit 13 for information on how changes in EU duties rates have affected us and may affect us in the future, as well as description of other governmental trade negotiations that could be significant to us.
Our international operations involve a variety of currencies, and our most significant exposure is to the euro. Approximately 40% of our total sales were outside the United States with approximately 30% of our total sales in Core Europe in each of 2013, 2012 and 2011. Sales and operating expenses in our Core European markets are denominated in primarily euros, as well as other European currencies. We also have significant operations in Latin America that result in costs incurred in those local currencies; however banana and other produce purchase contracts are typically in U.S. dollars. We reduce currency exchange risk from sales originating in currencies other than the U.S. dollar by exchanging local currencies for dollars promptly upon receipt. We further manage our currency exposure with hedging instruments, such as average rate euro put options, collars and forward contracts, to hedge the dollar value of our estimated euro net sales exposure up to 18 months into the future. For information with respect to our hedging activities, see Notes 1 and 11 to the Consolidated Financial Statements and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Exhibit 13.

In the United States, the Perishable Agricultural Commodities Act affords producers, sellers and buyers of fresh agricultural produce, such as the company and certain customers, special rights in seeking to collect payment from customers, including those that are insolvent or bankrupt. Similar protection does not exist in other jurisdictions.
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
Our business strategy includes reducing costs, which we may not be able to achieve or sustain on a long-term basis.
In August 2012, we announced a plan to strategically transform the company into a branded commodity operator. The cost of these activities totaled approximately $18 million in the year ended December 31, 2012. This initiative has reduced costs and improved our competitive position by focusing our resources on our banana and salad businesses, reducing investment in non-core products, reducing overhead and manufacturing costs and limiting consumer marketing activities. This initiative resulted in annual savings of at least $60 million beginning in 2013, which included cost savings of approximately $25 million from headcount reductions and approximately $35 million of annual savings from improvements in our value chain, such as reconfiguring our ocean shipping and implementing productivity improvements on our owned farms. In addition, our headquarters relocation generated ongoing operating cost savings of more than $4 million annually beginning in 2013 from the benefits of consolidation of locations, more efficient staffing, lower rent and reduced travel costs. We are eligible for state, local and other incentives through 2022.
It is possible that we may not be successful maintaining the operating efficiencies and cost savings from these efforts in these amounts or we may not meet all the requirements necessary to receive, or continue to retain, the full amount of state and local incentives. Savings from these initiatives are subject to inherent uncertainties and a variety of risks, including euro-dollar exchange rates, fuel prices, shipping rates and the absence of substantially adverse weather events, and there can be no assurances that these cost savings will be maintained in full or at all. We cannot be certain that we will not be required to implement further restructuring activities, make additions or other changes to our workforce based on other cost reduction measures or changes in the markets and industry in which we compete. In addition, future business conditions and events may impede our ability to continue to realize any benefits of our restructuring initiatives.
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
As a result of continuing global economic uncertainties, price-conscious consumers may replace their purchases of our premium and value-added products with lower-cost alternatives, which could affect the price and volume of some of these products. For example, sales of our bananas in Europe, where they are sold as a premium brand at a premium price, may suffer if consumers shift to "value" or unbranded bananas. Similarly, the volume or profitability of our North American salads business may be adversely affected if consumers are reluctant to pay a premium for value-added salads or if they replace purchases of our branded products with lower-priced alternatives.
In Europe, the continuing public concerns over sovereign debt and related European financial restructuring efforts, may cause the value of the European currencies, including the euro, to deteriorate, which in turn could adversely impact our euro-denominated sales and working capital. These sovereign debt concerns may contribute to instability in global credit markets, and economic deterioration in Europe could adversely impact demand for our products and product pricing.

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
Our fuel-related costs have increased substantially in recent years, and we generally expect these costs to increase in the future. Bunker fuel, in particular, is an important variable component of our transportation costs. While we use fuel surcharges and forward contracts to offset and mitigate the effects of increases in the price of bunker fuel, there is lag time between price increases and increases in the surcharge index; in addition, these strategies will not eliminate all the adverse effects of price increases on our business, particularly over the long-term. In addition, diesel fuel and other transportation costs are significant components of much of the cost of produce that we purchase from growers and distributors. If the price of any of these items increases significantly, we may not be able to pass on those increases to our customers. We also generally expect the prices we pay to purchase produce to increase over time. During 2013, approximately one-third of our bananas were produced by subsidiaries on owned farms and the remainder was purchased from independent growers under short- and long-term fruit supply contracts; all of our lettuce and other produce is purchased from independent growers under short- and long-term contracts. Increased costs for purchased fruit have negatively affected our operating results in the past, and they may adversely affect our operating results in the future. Many external factors may affect the cost and supply of fresh produce, including: wage and other input cost inflation (e.g. paper, packaging, fertilizers); market fluctuations; currency fluctuations; changes in governmental regulations, including exit prices for bananas (which are set by the government in several banana exporting countries); agricultural programs; severe and prolonged weather conditions; disease; natural disasters; labor relations (including increased payments to growers in lieu of increases to government exit prices, specifically in Costa Rica); and other factors. Many other commodity food products are experiencing major price increases, which may affect pricing dynamics in the industry in ways that affect us adversely. If the price of the fresh produce that we purchase increases significantly, we may not be able to effectively pass these costs along to our customers and consumers.
Our ocean shipping needs are provided under a combination of long-term charters with negotiated fixed rates and market rates for ships under short-term charters and transportation contracts. Although short-term ship charter rates and container shipping rates have decreased in recent years, as the global economy recovers, rates may increase in the future because of declining global refrigerated cargo and container capacity or other market conditions. Furthermore, since our shipping configuration may rely more on short-term charters and transportation contracts, we may be more susceptible to these increases in the future than we have in the past.
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
Most of our employees working in Central America are covered by labor contracts. Contracts covering approximately 7,000 employees are currently being negotiated, and contracts covering approximately 1,000 employees are set to expire in 2014. Under applicable law, employees are required to continue working under the terms of the expired contract. Approximately 2,000 of our Fresh Express employees, all of whom work in the United States, are covered by labor contracts. We cannot be sure that we will be able to successfully renegotiate our labor contracts on commercially reasonable terms as they expire or that we will be able to pass on any increased labor costs to our customers.
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
We have international operations in countries throughout the world, including in Central America, Europe, the Middle East and China. These activities are subject to risks inherent in operating in those countries, including government regulation, political and economic stability, currency restrictions, fluctuations and other restraints, import and export restrictions, burdensome taxes, risks of expropriation, threats to employees, political instability, terrorist activities, including extortion, and risks of U.S. and foreign governmental regulation and action in relation to these operations. Under certain circumstances, we (i) might need to curtail, cease or alter our activities in a particular region or country, (ii) might not be able to establish or expand operations in certain countries, and (iii) might be subject to fines or other penalties. For example, in 2012, increasing international sanctions against Iran made it difficult for importers to obtain U.S. dollars, euros or other suitable currencies in sufficient quantity on a regular basis. Over the course of 2012, the company's receivable balance with these customers increased, and we established payment plans with each of these customers to reduce their balances. Certain customers have so far been able to find acceptable methods of payment to comply with their payment plans. However, some customers have not, and as a result the company recorded a reserve of $9 million in 2012, with an additional $2 million in 2013 as a result of further delinquency and other repayment risk. If we are able to collect any portion of these receivables, the reserve may be reversed as appropriate. There can be no assurance that we would not be required to establish additional reserves on other customer receivables in the Middle East. Also, in 2010, Iran suspended the issuance of import licenses for bananas; although the importers in Iran to whom we sell had sufficient licenses that our imports into Iran were not affected, this type of import and export control could significantly affect our ability to market bananas in, or export bananas from, certain countries. Our ability to sell our products to certain customers, countries or regions may be affected by U.S. or other applicable laws. For example, various trade sanctions against Iran and Syria require U.S. government authorization for sales there; notwithstanding the broad trade sanctions against these countries, under current U.S. law and licenses issued thereunder, we are authorized to sell food products to specific customers in these countries. We source bananas from the Philippines for sale in the Middle East under a long-term purchase contract with a former joint venture partner that has committed volumes through 2016. We continue to develop other markets for these bananas, such as Iraq and Saudi Arabia, to diversify our risk in the region, but we cannot give assurances of our ability to do so.

As described in Management's Discussion and Analysis of Financial Condition and Results of Operations - Operations - Banana Segment, included in Exhibit 13, free trade area agreements ("FTAs") between the EU and certain Latin American countries were initialed and implemented in 2012 and 2013, that require, among other things, the banana volumes assigned to relevant countries be administered through export licenses. Implementation of an export license system in the 1990's (subsequently ruled illegal) significantly increased our logistics and other export costs. Because questions remain over how the banana volume and export licensing rules will be applied over time, it is still unclear what, if any, effect the new FTAs will have on our operations.
In addition, as a means to increase tax revenue, governments are making transfer price enforcement a top priority by increasing the number of transfer price audits and creating new challenges for taxpayers. There is also increased legislative activity and many governments are introducing transfer pricing rules for the first time, particularly in Latin America. In general, transfer pricing rules are intended to ensure that cross-border sales among related entities are at arms-length to capture taxable profit or loss in each jurisdiction relative to the value added by a company in that jurisdiction. However, transfer pricing rules and application of those rules can vary widely between jurisdictions and can be applied inconsistently. As described in Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Accounting for Income Taxes and Note 15 to the Consolidated Financial Statements, both included in Exhibit 13, Ecuador is challenging the transfer pricing practices of major banana exporters and has assessed $15 million in income taxes, penalties and interest related to transfer pricing in 2008 and 2009. If Ecuador applies a similar methodology for tax years 2010 to present, additional assessments may be made. While we believe appropriate transfer pricing was applied in Ecuador and that it is more-likely-than-not that we will succeed upon appeal of these assessments, the outcome may not be known for a significant period of time and may involve significant costs. Additionally, other Latin American countries such as Costa Rica and Panama are implementing transfer pricing rules. While we believe we have taken appropriate measures to comply with these legislative changes, the actual application of these rules is uncertain and may negatively impact profitability or sourcing options.
We may be subject to substantial damage claims or fines arising from current legal proceedings related to our international operations.
We are currently involved in legal proceedings and investigations, described in more detail in Note 19 to the Consolidated Financial Statements, included in Exhibit 13, and under "Item 3 - Legal Proceedings", involving, among other things, (i) litigation and investigations relating to payments made by our former banana-producing subsidiary in Colombia to a paramilitary group in that country which had been designated under U.S. law as a foreign terrorist organization, activities for which we have already paid penalties to the U.S. Department of Justice, and (ii) customs proceedings in Italy. Based on Italian procedural requirements in some of the Italian customs proceedings, we are currently required to make payments on an installment basis as a result of unfavorable rulings that are being appealed. Although these funds will be returned to us with interest if we ultimately prevail on appeal, the level of installment payments could increase significantly if similar unfavorable rulings are received in other cases, and the requirement to pay is not stayed or suspended. Regardless of the outcomes of these matters, we will incur legal and other fees to defend ourselves in all of these proceedings, which in aggregate may have a significant effect on our consolidated financial statements.
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
At December 31, 2013, we had approximately $531 million of intangible assets, including goodwill of $18 million and trademarks of $39 million related to our salad operations, Fresh Express, and $388 million related to the Chiquita trademark. The value of these intangible assets depend on a variety of factors, including the success of our business, earnings growth and market conditions. Accounting standards require us to review goodwill and trademarks at least annually for impairment, and more frequently if impairment indicators are present. Based on the result of lower operating performance of retail value-added salad business, lower retail salad volumes, lower perceived valuation multiples in the packaged salad industry and continuing demand for private label versus branded products, we recorded a 2012 non-cash impairment charge to goodwill at Fresh Express. We cannot be sure that future reviews of our goodwill, trademarks and other intangible assets will not result in additional impairment charges. Although it does not affect cash flow or our compliance under the company's current credit facility, an impairment charge decreases our net income and shareholders' equity.
Our level of indebtedness and the covenants in our debt agreements could adversely affect our ability to execute our growth strategy or to react to changes in our business, and we may be limited in our ability to use debt to fund future capital needs.
We had $670 million of debt outstanding at December 31, 2013. Most of our indebtedness and certain operating leases are issued under debt agreements that (1) require continuing compliance with covenants and (2) limit our ability to borrow additional funds due to limits under these covenants. Our ability to comply with provisions under any of our debt agreements will be affected by our operating results and cash flow, which may be affected by events beyond our control.
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
As of December 31, 2013, we owned more than 35,000 acres and leased approximately 21,000 acres of improved land, in our banana business, principally in Costa Rica, Panama, Honduras and Guatemala, primarily for the cultivation of bananas and support activities. We lease land on the Caribbean coast of Panama from the Republic of Panama. The initial 20-year lease term expires at the end of 2017 and has two consecutive 12-year extension periods. We can cancel the lease at any time with three years prior notice; the Republic of Panama has the right not to renew the lease at the end of the initial term or any extension period, provided that it gives four years prior notice. As of October 2013, the lease was automatically renewed for the first 12-year extension period that starts at the end of 2017. We have improved land in Guatemala that is under lease until 2048 from a government-owned company, where we maintain port operations that support our banana business in that country. In February 2014, we purchased approximately 1,700 acres of banana farms in Honduras that were contiguous to our existing farms. From time to time, we also identify other opportunities to control additional additional acreage for banana production, either through land purchases, leases or through strategic partnerships. We also own warehouses, packing stations, irrigation systems and port loading and unloading facilities used in connection with our banana operations.
We charter cargo ships to serve our core ocean shipping needs that are refrigerated and/or containerized, highly-specialized in both size and technology for international trade in bananas and other refrigerated products. We lease eleven cargo ships (eight refrigerated and three containerized) through mid-2014, with options for up to an additional five years. We have five additional cargo ships (three refrigerated and two containerized) under lease without extension options, with three of these scheduled to expire in late-2014 and two in late-2016. In addition to the arrangements described above, we charter cargo ships on a "spot" or short-term basis which accounted for approximately 3% of our total ocean shipping needs in 2013.
We also lease more than 14,000 containers and approximately 3,000 to 4,000 generator sets and chassis used for inland transportation of these containers. These leases range from 5-8 years and are used for both ocean and ground transportation of bananas, other produce and other cargo. Container leases typically contain extension and purchase options at the end of the lease.
In our Salads and Healthy Snacks segment, we have five processing/distribution plants located in California, Georgia, Illinois, Pennsylvania and Texas. We believe these facilities have capacity for planned growth over at least the next several years. We also have leases of farm land for growing lettuce located in Arizona and California. In June 2012, we entered into a 20-year capital lease agreement for a salad production and warehousing facility in the Midwest (Illinois) that replaced three existing facilities in the region. The lease agreement contains two 5-year extension periods.
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
CBL, our main operating subsidiary, directly or indirectly owns substantially all our business operations and assets, and directly or indirectly owns substantially all of our trademarks. Substantially all the domestic assets of CBII, CBL and their direct and indirect domestic subsidiaries, other than certain de minimis subsidiaries, have been pledged to secure our obligations under our 7.875% Notes, our ABL Facility and the related guarantees. The pledged assets include 100% of the stock of substantially all of CBII's and CBL's domestic subsidiaries and up to 65% of the stock of certain foreign subsidiaries. See Note 10 to the Consolidated Financial Statements included in Exhibit 13 for a more complete description of the 7.875% Notes and the ABL Facility.

ITEM 3.	LEGAL PROCEEDINGS
Information included in Note 19 to the Consolidated Financial Statements included in Exhibit 13, including the descriptions of the Colombia-Related Matters and the Italian Customs Matters, is incorporated herein by reference.
PERSONAL INJURY CASES
For more than 20 years the company has been named - along with chemical manufacturers and other banana producing companies - as a defendant by thousands of plaintiffs alleging sterility and other injuries as a result of exposure to dibromochloropropane ("DBCP"), an agricultural chemical previously used in banana production. There currently are approximately 3,900 active claims pending against Chiquita. In June 2012, nine lawsuits were filed on behalf of approximately 2,960 plaintiffs in Superior Court of Delaware, New Castle County, and in federal court. Only approximately 800 of the plaintiffs allege claims against Chiquita and of that group, approximately half previously filed lawsuits in Los Angeles County where Chiquita was dismissed without prejudice, and about 230 of the claimants were plaintiffs in Louisiana where summary judgment was granted to Chiquita.  Chiquita has filed motions to dismiss.  The federal court dismissed all of the claims against CBII based on a lack of personal jurisdiction.  The other two Chiquita defendants were dismissed from the cases filed by the Louisiana plaintiffs based on the first filed rule. The plaintiffs have appealed those dismissals.  The court denied the other two Chiquita defendants' motion to dismiss in the non-Louisiana related cases, but a motion for rehearing has been filed based on the Fifth Circuit's affirmance of the summary judgment in the Louisiana case.  In August 2011, a suit was filed in California against Chiquita and other defendants on behalf of approximately 2,500 Philippine plaintiffs who claim they were injured by DBCP while working on banana plantations in the Philippines, and in February 2012 additional Philippine plaintiffs were joined, bringing the total to approximately 2,950. During the fourth quarter 2012, the Court dismissed the case based on the statute of limitations as to the co-defendants, and plaintiffs have appealed that ruling. The case has been stayed as to Chiquita pending resolution of that appeal. In 2008, Chiquita settled 381 claims in the Philippines, however the court has attempted to overturn that settlement.  After appeals of the court action, the matter remains pending proof of payment of the settlement amounts.  In May and June 2011, seven suits were filed against Chiquita and other defendants in the United States District Court for the Eastern District of Louisiana, on behalf of approximately 250 plaintiffs from Ecuador, Costa Rica and Panama who claim they were injured by DBCP while working on plantations in their countries. In September 2012, the federal court in Louisiana granted all defendants, including Chiquita, summary judgment based on the statute of limitations. In September 2013, the Fifth Circuit affirmed that summary judgment. That judgment is now final.  Approximately 260 claims from suits filed in 2004 and 2008 against Chiquita in Superior Court of California, Los Angeles County have been dismissed with leave to re-file in Costa Rica. In May 2012, approximately 582 Costa Rican plaintiffs whose claims were previously dismissed on grounds of forum nonconveniens in the Superior Court of California, Los Angeles County refiled their claims in Costa Rica. For a number of reasons, including the following, the company does not believe that it will incur a material loss as a result of these claims: (i) the vast majority of these plaintiffs have come forward with no evidence of exposure at any facility owned or operated by Chiquita, (ii) the company used DBCP commercially only from 1973 to 1977 while it was registered for use by the U.S. Environmental Protection Agency ("EPA"), (iii) the company discontinued the use of DBCP two years before it was banned by the EPA, and (iv) the company previously settled DBCP claims with the great preponderance of workers whom it believed could have meritorious claims.

For more than 20 years, a number of claims have been filed against the company on behalf of merchant seamen or their personal representatives alleging injury or illness from exposure to asbestos while employed as seamen on company-owned ships at various times from the mid-1940s until the mid-1970s. The claims are based on allegations of negligence and unseaworthiness. In these cases, the company is typically one of many defendants, including manufacturers and suppliers of products containing asbestos, as well as other ship owners. Nine of these cases are pending in state courts in various stages of activity. Over the past sixteen years, 26 state court cases have been settled and 46 state court cases have been resolved without any payment. In addition to the state court cases, there are federal court cases (known as the "MARDOC" cases), which are managed under the supervision of the U.S. District Court for the Eastern District of Pennsylvania. A total of approximately 5,500 MARDOC cases have been brought against the company, approximately 5,000 have been dismissed; 46 of these cases had earlier been re-activated against the company, of which 35 cases were dismissed without any settlement payment. The court has been issuing scheduling orders in connection with the company's remaining approximately 500 MARDOC cases, approximately 5% of which are expected to be dismissed without payment during 2014. While the complaints allege a cause for punitive damages, the United States court of Appeals for the Sixth Circuit has held that seamen may not seek punitive damages in personal injury or wrongful death action as a matter of law. Although the company has little factual information with which to evaluate these maritime asbestos claims, management does not believe, based on information currently available to it and advice of counsel, that these claims will, individually or in the aggregate, have a material adverse effect on the consolidated financial statements of the company.
A number of other legal actions are pending against the company. Based on information currently available to the company and on advice of counsel, management does not believe these other legal actions will, individually or in the aggregate, have a material adverse effect on the consolidated financial statements of the company.
Regardless of the outcomes, the company has paid, and will likely continue to incur, significant legal and other fees to defend itself in the proceedings described in Note 19 to the Consolidated Financial Statements included in Exhibit 13, and incorporated herein by reference under Colombia-Related Matters and the Italian Customs Matters, where unfavorable outcomes could be material to our results of operations or financial position.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES
As of February 24, 2014, there were 1,361 common shareholders of record. Our common stock is traded on the New York Stock Exchange. Information concerning restrictions on our ability to declare and pay dividends on the common stock, the amount of common stock dividends declared, and price information for the common stock is contained in Notes 10, 17 and 21, respectively, to the Consolidated Financial Statements included in Exhibit 13. This information is incorporated herein by reference.

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
Evaluation of disclosure controls and procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") is (a) accumulated and communicated to our management to allow timely decisions regarding required disclosure and (b) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As of December 31, 2013, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of that date.
Management's report on internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rule 13a-15(f). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (1992). As a result of this assessment, our management has concluded that, as of December 31, 2013, our internal control over financial reporting was effective based on the criteria in Internal Control – Integrated Framework (1992). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Please see Management's Responsibility For Financial Reporting in Exhibit 13.
Changes in internal control over financial reporting
We also maintain a system of internal accounting controls, which includes internal control over financial reporting, that is designed to provide reasonable assurance that our financial records can be relied upon for preparation of our consolidated financial statements in accordance with generally accepted accounting principles in the United States and that our assets are safeguarded against loss from unauthorized use or disposition. Based on an evaluation by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, during the quarter ended December 31, 2013, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of independent registered public accounting firm
The Audit Committee of our Board of Directors engaged PricewaterhouseCoopers LLP, an independent registered public accounting firm, to audit our 2013 consolidated financial statements and our internal control over financial reporting and to express opinions thereon. The scope of the audits is set by PricewaterhouseCoopers LLP following review and discussion with the Audit Committee. PricewaterhouseCoopers LLP has full and free access to all of our records and personnel in conducting its audits. Representatives of PricewaterhouseCoopers LLP meet regularly with the Audit Committee, with and without members of our management present, to discuss their audit work and any other matters they believe should be brought to the attention of the Audit Committee. PricewaterhouseCoopers LLP has issued opinions on our 2013 consolidated financial statements and the effectiveness of our internal control over financial reporting. Their report is included in the Consolidated Financial Statements included in Exhibit 13.

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
Except for the information relating to our executive officers below, which is as of February 24, 2014, the information required by this Item 10 is incorporated herein by reference from the applicable information set forth in "Election of Directors," "Information About the Board of Directors and Its Committees" and "Security Ownership of Directors and Executive Officers – Section 16(a) Beneficial Ownership Reporting Compliance" which will be included in our definitive Proxy Statement to be filed with the SEC in connection with our 2014 Annual Meeting of Shareholders, and "Item 1 – Business – Additional Information."
Executive Officers of the Registrant
Edward F. Lonergan (age 54) has been our President and Chief Executive Officer since October 2012. Prior to joining the company from February 2006 to October 2011, Mr. Lonergan was President, Chief Executive Officer and Executive Director of Diversey, Inc., a global provider of sustainable cleaning, sanitation and hygiene solutions. Prior to joining Diversey, from May 2002 to December 2005, Mr. Lonergan served as President of the European region for The Gillette Company, a consumer products company, prior to its acquisition by The Procter & Gamble Company in 2005. Prior to joining Gillette, Mr. Lonergan spent more than 20 years at The Procter & Gamble Company, a manufacturer and distributor of consumer products, in various capacities including a variety of leadership positions both domestically and internationally including general management roles in customer business development and in emerging markets.
Rick P. Frier (age 52) has been our Executive Vice President and Chief Financial Officer since September 2013. From April 2013 to September 2013 he served as our Senior Vice President and Chief Financial Officer. Prior to joining Chiquita, Mr. Frier served as Director, Executive Vice President and Chief Financial Officer of Catalina Marketing Corp., a global leader in precision marketing, specializing in the development, delivery and measurement of shopper-driven and marketing campaigns since 2005. Prior to that, from 2001 to 2005, Mr. Frier served as Director, Chief Financial Officer and Chief Operating Officer of Mattress Discounters Inc., a bedding retailer and manufacturer.
Kevin R. Holland (age 52) has been our Executive Vice President and Chief People Officer since September 2013. From October 2007 to September 2013 Mr. Holland served as our Senior Vice President and Chief People Officer and from 2005 to October 2007, he served as our Senior Vice President, Human Resources. Prior to joining us, he served as Chief People Officer of Coors Brewing Company, the primary U.S. operating subsidiary of Molson Coors Brewing Co., from 2003 to June 2005.
Brian W. Kocher (age 44) has been our Executive Vice President and Chief Operating Officer since September 2013. From April 2013 to September 2013 he served as our Senior Vice President and Chief Operating Officer. Prior to that, from February 2012 to April 2013, Mr. Kocher served as the Company’s Chief Financial Officer. He served as our President, Europe and Middle East from January 2011 to February 2012 and as our President, North America from October 2007 to December 2010. He has served the Company in various executive finance positions since 2005.
Manuel Rodriguez (age 64) has been our Executive Vice President, Government and International Affairs and Corporate Responsibility Officer since September 2013. From March 2005 to September 2013 he served as our Senior Vice President, Government and International Affairs and Corporate Responsibility Officer. He has served us in various legal, government affairs and labor relations capacities since 1980.
James E. Thompson (age 53) has been our Executive Vice President, General Counsel and Secretary since September 2013. From July 2006 to September 2013 he served as our Senior Vice President, General Counsel and Secretary. Mr. Thompson served as Senior Vice President and Chief Compliance Officer from April to June 2006 and continued to serve as Chief Compliance Officer from July 2006 to March 2007; he also served as the company's Acting Chief Compliance Officer from April 2010 to January 2011. Prior to joining the Company, he served as Group Vice President, General Counsel and Secretary at McLeodUSA, Inc., a telecommunications service provider.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated herein by reference from the applicable information set forth in "Information About the Board of Directors and Its Committees," "Compensation of Executive Officers" and "Compensation of Directors" which will be included in Chiquita's definitive Proxy Statement to be filed with the SEC in connection with the 2014 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated herein by reference from the applicable information set forth in "Security Ownership of Chiquita's Principal Shareholders," "Security Ownership of Directors and Executive Officers" and "Equity Compensation Plan Information" which will be included in Chiquita's definitive Proxy Statement to be filed with the SEC in connection with the 2014 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE
The information required by this Item 13 is incorporated herein by reference, if any, from the applicable information set forth in "Other Information – Related Person Transactions" and "Information About the Board of Directors and Its Committees" which will be included in Chiquita's definitive Proxy Statement to be filed with the SEC in connection with the 2014 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is incorporated herein by reference from the applicable information set forth in "Other Information – Chiquita’s Independent Registered Public Accounting Firm" which will be included in Chiquita's definitive Proxy Statement to be filed with the SEC in connection with the 2014 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	1. Financial Statements. The following Consolidated Financial Statements of the company and accompanying Report of Independent Registered Public Accounting Firm are included in Exhibit 13:

Page of Exhibit 13
Chiquita Brands International, Inc.
Report of Independent Registered Public Accounting Firm	22
Consolidated Statements of Income for the years ended 2013, 2012 and 2011	23
Consolidated Statements of Comprehensive Income for the years ended 2013, 2012 and 2011	24
Consolidated Balance Sheets as of December 31, 2013 and 2012	25
Consolidated Statements of Shareholders' Equity for the years ended 2013, 2012 and 2011	26
Consolidated Statements of Cash Flow for the years ended 2013, 2012 and 2011	27
Notes to Consolidated Financial Statements	28

Danone Chiquita Fruits SAS
Unaudited Condensed Financial Statements
Unaudited Balance Sheet as of December 31, 2012 and 2011	83
Unaudited Statement of Income for the years ended December 31, 2012, 2011 and 2010	85
Notes to Unaudited Condensed Financial Statements	86
Audited financial statements:
Report of Independent Auditors	89
Balance Sheet as of December 31, 2011 and 2010	90
Statement of Income for the years ended December 31, 2011	92
Notes to Consolidated Financial Statements	93
2. Financial Statement Schedules Financial Statement Schedule II—Consolidated Allowance for Doubtful Accounts Receivable and Consolidated Change in Tax Valuation Allowance are included on page 25 of this Annual Report on Form 10-K. All other schedules are not required under the related instructions or are not applicable. The report of the independent registered public accounting firm on these financial statement schedules for the years ended 2013, 2012 and 2011 is included on page 24 and the respective consent is attached as Exhibit 23.1.
3. Exhibits. See Index of Exhibits (pages 26 through 28) for a listing of all exhibits to this Annual Report on Form 10-K.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 4, 2014.

CHIQUITA BRANDS INTERNATIONAL, INC.

By	/s/ Edward F. Lonergan
Edward F. Lonergan
President and Chief Executive Officer

SIGNATURES AND POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Rick P. Frier and James E. Thompson and each of them severally, as his or her true and lawful attorney-in-fact and agent, each acting alone with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and to file the same, with all exhibits thereto, and all documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or any of them or their or such person's substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below as of March 4, 2014:

/s/Edward F. Lonergan	President and Chief Executive Officer and Director
Edward F. Lonergan	(Principal Executive Officer)

/s/Kerrii B. Anderson	Chairwoman of the Board
Kerrii B. Anderson

/s/Howard W. Barker	Director
Howard W. Barker, Jr.

/s/Dr. Clare M. Hasler-Lewis	Director
Dr. Clare M. Hasler-Lewis

/s/Craig E. Huss	Director
Craig E. Huss

/s/Jeffrey N. Simmons	Director
Jeffrey N. Simmons

/s/Steven P. Stanbrook	Director
Steven P. Stanbrook

/s/Ronald V. Waters III	Director
Ronald V. Waters III

/s/ Rick P. Frier	Executive Vice President and Chief Financial Officer
Rick P. Frier	(Principal Financial Officer)

/s/ Joseph B. Johnson	Vice President and Chief Accounting Officer
Joseph B. Johnson	(Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule
To the Board of Directors of
Chiquita Brands International, Inc.:
Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated March 4, 2014 appearing in the 2013 Annual Report to Shareholders of Chiquita Brands International, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 4, 2014

CHIQUITA BRANDS INTERNATIONAL, INC.
SCHEDULE II – CONSOLIDATED ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

(In thousands)	2013	2012	2011
Balance at beginning of period	$19,028	$6,405	$9,497
Additions:
Charged to costs and expenses	4,966	14,041	2,877
	4,966	14,041	2,877
Deductions:
Write-offs and recoveries	4,580	1,736	5,102
Foreign exchange and other, net	(188)	(318)	867
	4,392	1,418	5,969
Balance at end of period	$19,602	$19,028	$6,405

SCHEDULE II – CONSOLIDATED CHANGE IN TAX VALUATION ALLOWANCE

(In thousands)	2013	2012	2011
Balance at beginning of period	$246,425	$104,276	$202,943
Additions:
U.S. net deferred tax assets	47,326	41,052	—
Valuation allowance	—	88,554	—
Foreign net deferred tax assets	16,956	14,937	1,031
Prior year U.S. NOL adjustments	—	387	773
	64,282	144,930	1,804
Deductions:
U.S. net deferred tax assets	—	—	5,368
Valuation allowance release	1,258	—	86,980
Foreign net deferred tax assets	—	—	—
Prior year foreign NOL adjustments	5,438	2,781	8,123
Prior year U.S. NOL adjustments	5,306	—	—
	12,002	2,781	100,471
Balance at end of period	$298,705	$246,425	$104,276

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

*4.2
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

*10.1
Credit Agreement entered into as of February 5, 2013 by and among Chiquita Brands International, Inc., Chiquita Brands L.L.C. and other direct and indirect subsidiaries and certain financial institutions as lenders, and Wells Fargo Bank, National Association as Administrative Agent. (Exhibit 10.1 to Current Report on Form 8-K filed February 8, 2013)

Executive Compensation Plans and Agreements

*+10.2
Chiquita Brands International, Inc. Capital Accumulation Plan, conformed to include amendments through January 1, 2013. (Exhibit 10.4 to Annual Report on Form 10-K for the year ended December 31, 2012)

*10.3
Guaranty, dated March 12, 2001, by Chiquita Brands, Inc. (n/k/a Chiquita Brands L.L.C.) of obligations of Chiquita Brands International, Inc., under its Capital Accumulation Plan. (Exhibit 10-I to Annual Report on Form 10-K for the year ended December 31, 2000)

*10.4	Amended and Restated Directors Deferred Compensation Program, conformed to include amendments through July 8, 2008. (Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

*10.5	Executive Officer Severance Pay Plan, conformed to include amendments through January 30, 2012. (Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 2011)

*10.6	Form of Change in Control Severance Agreement being used on and after August 22, 2011. (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

Exhibit Number	Description
*10.7
Chiquita Brands International, Inc. Chiquita Stock and Incentive Plan, conformed to include amendments through March 31, 2010. (Appendix A to Proxy Statement filed as part of Schedule 14A on April 13, 2010)

*+10.8	Long-Term Incentive Program 2011-2013 Terms (Exhibit 10.22 to Annual Report on Form 10-K for the year ended December 31, 2010)

*+10.9	Long-Term Incentive Program 2012-2014 Terms (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

*10.10	Form of Grant Notice for Long-Term Incentive Program 2013-2015 Terms (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2013)

*10.11	Form of Restricted Share Agreement with non-management directors (Exhibit 10-u to Annual Report on Form 10-K for the year ended December 31, 2002)

*10.12
Form of Amendment to Restricted Stock Award and Agreement with non-management directors which is compliant with IRC§409A. (Exhibit 10.10 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

*10.13
Form of Restricted Stock Award and Agreement with non-management directors approved on July 15, 2009 used after July 15, 2009. (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

*+10.14
Form of Restricted Stock Award and Agreement for employees, including executive officers, approved on July 15, 2009, applicable to grantees who may attain “Retirement” prior to issuance of the shares. (Exhibit 10.10 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

*+10.15
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

*10.18
Employment Agreement entered into October 1, 2012 between Chiquita Brands International, Inc. and Edward F. Lonergan. (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)

*10.19
Restricted Stock Unit Award Agreement from Chiquita Brands International, Inc. to Edward F. Lonergan, dated October 8, 2012, with respect to an aggregate 231,065 shares of Common Stock. (Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)

*10.20
Stock Option Award Agreement from Chiquita Brands International, Inc. to Edward F. Lonergan, dated October 8, 2012, with respect to an aggregate 1,440,062 shares of Common Stock. (Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)

13
Chiquita Brands International, Inc. consolidated financial statements, management's discussion and analysis of financial condition and results of operations, and selected financial data to be included in its 2013 Annual Report to Shareholders.

21	Chiquita Brands International, Inc. Subsidiaries

Exhibit Number	Description
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

23.2	Consent of PricewaterhouseCoopers Audit SA, Independent Accountants, relating to financial statements of Danone Chiquita Fruits SAS

24	Powers of Attorney (included in signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	Incorporated by reference.

+	Portions of these exhibits have been omitted pursuant to a request for confidential treatment. The omitted portions have been filed with the Commission.