Form 10-Q
period 2014-03-31
CHIQUITA BRANDS INTERNATIONAL INC
filed 2014-05-09
CIK 101063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 2, 2014, there were 46,916,600 shares of Common Stock outstanding.

Chiquita Brands International, Inc.

PART I – Financial Information
Item 1 – Financial Statements
Chiquita Brands International, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Quarter Ended March 31,
(In thousands, except per share data)	2014	2013
Net sales	$761,990	$774,252
Cost of sales	685,252	679,151
Selling, general and administrative	59,850	53,777
Depreciation	13,499	13,627
Amortization	2,341	2,342
Restructuring and relocation costs	460	217
Operating income	588	25,138
Interest income	664	732
Interest expense	(15,468)	(14,564)
Loss on debt extinguishment	(521)	(6,275)
Other income (expense), net	(3,894)	555
Income (loss) before income taxes	(18,631)	5,586
Income tax expense	(5,972)	(3,209)
Net income (loss)	$(24,603)	$2,377

Earnings (loss) per common share – basic	$(0.53)	$0.05
Earnings (loss) per common share – diluted	$(0.53)	$0.05
See Notes to Condensed Consolidated Financial Statements.

Chiquita Brands International, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Quarter Ended March 31,
(In thousands)	2014	2013
Net income (loss)	$(24,603)	$2,377
Other comprehensive income (loss), net of tax where applicable:
Unrealized foreign currency translation gains	16	389
Realized gains for foreign currency translation on business disposal reclassified into Other income (expense), net	252	—
Net other comprehensive income related to foreign currency translation	268	389

Change in fair value of available-for-sale investment	—	157
Realized gains of available-for-sale investment reclassified into Other income (expense), net	—	(561)
Net other comprehensive loss related to available-for-sale investment	—	(404)

Unrealized gains (losses) on derivatives for the period	(1,046)	9,062
Derivative losses reclassified into Net sales	1,027	8,632
Derivative gains reclassified into Cost of sales	(175)	(2,839)
Net other comprehensive income (loss) related to derivatives	(194)	14,855

Actuarial losses for the period, net of $259 and $145, respectively, of income tax benefit	(342)	(1,421)
Amortization included in pension cost	300	338
Net other comprehensive loss related to defined benefit pension and severance plans	(42)	(1,083)
	32	13,757
Comprehensive income (loss)	$(24,571)	$16,134
See Notes to Condensed Consolidated Financial Statements.

Chiquita Brands International, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)	March 31, 2014	December 31, 2013	March 31, 2013
ASSETS
Current assets:
Cash and equivalents	$26,824	$54,017	$51,648
Trade receivables, less allowances of $20,756, $19,602 and $18,908, respectively	278,167	252,068	307,745
Other receivables, net	59,296	56,273	65,538
Inventories	212,394	210,564	216,112
Prepaid expenses	46,094	49,733	47,298
Other current assets	6,722	6,540	19,867
Total current assets	629,497	629,195	708,208
Property, plant and equipment, net	398,720	390,773	396,851
Investments and other assets, net	109,368	108,077	91,901
Trademarks	426,085	426,085	426,085
Goodwill	18,095	18,095	18,095
Other intangible assets, net	84,571	86,913	93,937
Total assets	$1,666,336	$1,659,138	$1,735,077
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$4,169	$2,271	$1,755
Accounts payable	276,557	248,273	291,877
Accrued liabilities	151,482	158,034	125,961
Total current liabilities	432,208	408,578	419,593
Long-term debt and capital lease obligations, net of current portion	635,104	629,353	611,678
Accrued pension and other employee benefits	78,502	77,066	77,396
Deferred gain – sale of shipping fleet	2,757	6,290	16,889
Deferred tax liabilities	105,977	103,679	112,666
Other liabilities	60,291	59,734	108,695
Total liabilities	1,314,839	1,284,700	1,346,917
Commitments and contingencies	—	—	—
Shareholders' equity:
Common stock, $.01 par value (46,911,372, 46,829,913 and 46,461,504 shares outstanding, respectively)	469	468	465
Capital surplus	841,293	839,664	836,182
Accumulated deficit	(464,514)	(439,911)	(421,719)
Accumulated other comprehensive loss	(25,751)	(25,783)	(26,768)
Total shareholders' equity	351,497	374,438	388,160
Total liabilities and shareholders' equity	$1,666,336	$1,659,138	$1,735,077
See Notes to Condensed Consolidated Financial Statements.

Chiquita Brands International, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	Quarter Ended March 31,
(In thousands)	2014	2013
Cash provided (used) by:
OPERATIONS
Net income (loss)	$(24,603)	$2,377
Depreciation and amortization	15,840	15,969
Loss on debt extinguishment	521	6,275
Amortization of discount on Convertible Notes	2,956	2,619
Amortization of gain on sale of the shipping fleet	(3,533)	(3,315)
Stock-based compensation	1,968	1,624
Changes in current assets and liabilities and other	(1,167)	(10,633)
Operating cash flow	(8,018)	14,916
INVESTING
Capital expenditures	(10,685)	(10,468)
Other, net	(2,719)	3,323
Investing cash flow	(13,404)	(7,145)
FINANCING
Issuance of long-term debt	—	429,415
Repayments of long-term debt and capital lease obligations	(10,451)	(411,753)
Borrowings under the ABL Revolver	20,000	36,500
Repayments of the ABL Revolver	(15,000)	(9,000)
Repayments of the Credit Facility Revolver	—	(40,000)
Payments for debt modification and issuance costs	(20)	(12,311)
Payments of debt extinguishment costs	(300)	—
Financing cash flow	(5,771)	(7,149)
Increase (decrease) in cash and equivalents	(27,193)	622
Cash and equivalents, beginning of period	54,017	51,026
Cash and equivalents, end of period	$26,824	$51,648
See Notes to Condensed Consolidated Financial Statements.

Chiquita Brands International, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1 – Basis of Presentation
The accompanying interim financial statements of Chiquita Brands International, Inc., which we refer to as Chiquita, the company, we, us or our, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in our Form 10-K for year ended December 31, 2013. In the opinion of management, all adjustments (which include only normal recurring adjustments unless otherwise noted) necessary for a fair statement of the results of the interim periods shown have been made. The results of operations for interim periods are subject to significant seasonal variations typical to the industry and are not indicative of the results to be expected for the full year. The Condensed Consolidated Financial Statements include the accounts of Chiquita Brands International, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
    See Notes to Consolidated Financial Statements included in our 2013 Annual Report on Form 10-K for additional information relating to the Consolidated Financial Statements. The December 31, 2013 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Note 2 – Earnings Per Share
Basic and diluted earnings (loss) per common share ("EPS") are calculated as follows:

	Quarter Ended March 31,
(In thousands, except per share amounts)	2014	2013
Net income (loss)	$(24,603)	$2,377

Weighted average common shares outstanding (used to calculate basic EPS)	46,850	46,372
Dilutive effect of stock options and other stock awards	—	620
Weighted average common shares outstanding (used to calculate diluted EPS)	46,850	46,992

Earnings (loss) per common share – basic	$(0.53)	$0.05
Earnings (loss) per common share – diluted	$(0.53)	$0.05
If we had generated net income for the quarter ended March 31, 2014, an additional 1.1 million shares would have been added to basic weighted average common shares outstanding to calculate diluted EPS.
The assumed conversions to common stock of stock options, other stock awards and 4.25% Convertible Senior Notes due 2016 ("Convertible Notes") are excluded from weighted average common shares outstanding used to calculate diluted EPS in periods when these items, on an individual basis, have an anti-dilutive effect on diluted EPS. For the quarters ended March 31, 2014 and 2013, the effect of the conversion of the Convertible Notes would have been anti-dilutive because the average trading price of the common stock was below the initial conversion price of $22.45 per share. In addition, certain stock options and other stock awards totaling 0.1 million and 1.9 million for the quarters ended March 31, 2014 and 2013, respectively, were outstanding but not included in the computation of diluted EPS because they were anti-dilutive.
Note 3 – Strategic Combination with Fyffes plc
On March 10, 2014, we announced our intention to combine with Fyffes plc ("Fyffes") and entered into a transaction agreement for the proposed combination. Fyffes is a leading international importer and distributor of tropical produce, including bananas, pineapples and melons, with annual sales in excess of €800 million. Fyffes is headquartered in Dublin, Ireland and has operations in Europe, the U.S., Central and South America and has begun operations in Asia. Fyffes markets its produce under a variety of trademarks including the Fyffes® and Sol® brands and employs over 12,000 people worldwide.
In the proposed combination, Fyffes will become a wholly owned subsidiary of a new Irish holding company, ChiquitaFyffes, plc ("ChiquitaFyffes"). Fyffes shareholders will receive 0.1567 of a ChiquitaFyffes ordinary share for each Fyffes share they hold and, upon completion of the combination, will own approximately 49.3% of ChiquitaFyffes ordinary shares, on a fully diluted basis. Chiquita will become an indirect wholly-owned subsidiary of ChiquitaFyffes and Chiquita shareholders will receive one ChiquitaFyffes ordinary share for each Chiquita share that they hold and, upon completion of the combination, will own approximately 50.7% of ChiquitaFyffes ordinary shares, on a fully diluted basis.
The proposed combination is expected to be completed before the end of 2014, but remains subject to shareholder approval by both Chiquita and Fyffes shareholders as well as required regulatory approvals in the U.S., the European Union and other jurisdictions. The proposed combination will be accounted for as a business combination using the acquisition method of accounting under the provisions of Accounting Standards Codification ("ASC") 805, with Chiquita determined to be the accounting acquirer.
The preliminary purchase price calculation based on the outstanding common shares of Fyffes plc, plus stock options expected to vest on or before the closing date, Chiquita's closing stock price of $10.84 on March 7, 2014 (the last trading day prior to the public announcement of the combination) and an exchange rate of $1.39 per euro values the purchase price consideration to Fyffes shareholders at approximately $519 million. The purchase price consideration could change materially and will ultimately be based on the closing date share price of Chiquita stock on the final date of the combination and the number of Fyffes stock options that will have vested by that date.
In connection with the proposed combination, we expect to incur significant legal, advisory and other expenses throughout 2014, of which $6 million was incurred and expensed in the first quarter of 2014. The transaction agreement also provides for equal cost-sharing of fees between Chiquita and Fyffes relating to obtaining regulatory approvals. In the transaction agreement related to the proposed combination, we made customary representations and warranties, and agreed to customary covenants limiting our ability to, among other things: issue shares of capital stock; pay dividends; repurchase, redeem or acquire capital stock; redeem, repurchase, prepay or incur indebtedness; enter into, terminate or amend existing material contracts; enter into employment or severance agreements with certain employees; acquire equity interests or assets of third parties; sell or otherwise dispose of assets; and conduct restructuring or reorganization activities.
Note 4 – Restructuring and Relocation
In August 2012, we announced a restructuring plan to transform the company into a branded commodity operator. The restructuring plan was designed to reduce costs and improve our competitive position by focusing our resources on the banana and salad businesses, reducing investment in non-core products, reducing overhead and manufacturing cost and limiting consumer marketing activities. In connection with this restructuring plan, we eliminated approximately 300 positions worldwide and incurred $18 million of restructuring costs, including $11 million of severance and $5 million of impairments primarily related to fixed assets and certain promotional and packaging materials. The restructuring was substantially complete at December 31, 2012. At March 31, 2014 we had a remaining severance accrual of $1 million related to severance payments to the former chief executive officer. A legal claim related to relocation activities in 2012 was settled for less than $1 million in the first quarter of 2014.
In the first quarter of 2014, we disposed of a non-core healthy snacking business in Europe, resulting in a loss of $3 million, which was recorded in “Other income (expense), net.” Of this loss, $1 million related to cash payments upon disposal. This business represented approximately $2 million in annual net sales and had an insignificant effect on operating income.
Note 5 – Trade and Finance Receivables
TRADE RECEIVABLES
Our primary markets are in North America and Europe, but we also have sales in the Middle East and other markets. The majority of our sales in the Middle East are in Iran under license from the U.S. government that allows sale of food products to non-sanctioned parties. Sales to Iranian customers are in U.S. dollars and represent $14 million, $17 million and $19 million of "Trade receivables, less allowances" on the Condensed Consolidated Balance Sheet as of March 31, 2014, December 31, 2013 and March 31, 2013, respectively. Even though the sales in Iran are permitted, the international sanctions against Iran affected the ability of certain Iranian customers to pay invoices within terms because it became difficult for them to obtain U.S. dollars, euros or other suitable currencies in sufficient quantity on a regular basis. Over the course of 2012, our receivable balance with these customers increased, and we established payment plans with each of these customers to reduce their balances. Certain customers have so far been able to find acceptable methods of payment to comply with their payment plans. However, some customers have not, and as a result, we recorded a reserve of $9 million in 2012, with an additional $2 million in 2013 as a result of further delinquency and other repayment risk. We source bananas from the Philippines for sale in the Middle East under a committed-volume, long term purchase contract with a former joint venture partner through 2016. To mitigate risk, we have reduced the amount of volume being sent to the Middle East and have developed other Middle Eastern markets, such as Iraq and Saudi Arabia. However, Iran remains an important market for our Philippine-sourced bananas.

FINANCE RECEIVABLES
Finance receivables were as follows:

	March 31, 2014		December 31, 2013		March 31, 2013
(In thousands)	Grower Receivables	Seller Financing	Grower Receivables	Seller Financing	Grower Receivables	Seller Financing
Gross receivable	$35,638	$26,236	$35,761	$27,127	$40,812	$29,699
Reserve	(32,877)	—	(32,877)	—	(36,830)	—
Net receivable	$2,761	$26,236	$2,884	$27,127	$3,982	$29,699

Current portion, net	$2,761	$4,068	$2,884	$3,990	$3,982	$3,764
Long-term portion, net	—	22,168	—	23,137	—	25,935
Net receivable	$2,761	$26,236	$2,884	$27,127	$3,982	$29,699
Activity in the reserve for grower receivables is as follows:

(In thousands)	2014	2013
Reserve at beginning of year	$32,877	$36,854
Charged to costs and expenses	—	26
Recoveries	—	(51)
Write-offs	—	—
Foreign exchange and other	—	1
Reserve at March 31	$32,877	$36,830
Seasonal advances may be made to certain qualified growers of other produce, which are normally collected as the other produce is harvested and sold. We generally require asset liens and pledges of the season's produce as collateral to support these advances. If sales of the season's produce do not result in full repayment of the advance, we may exercise the collateral provisions or renegotiate the terms, including terms of interest, to collect the remaining balance.
The gross grower receivable balance includes $29 million, $29 million and $30 million (all of which were classified as long-term) related to a Chilean grower of grapes and other produce as of March 31, 2014, December 31, 2013 and March 31, 2013, respectively. In 2011, we fully reserved the advances made to this Chilean grower, who was declared bankrupt later that year. We continue to aggressively negotiate recovery.
We provided seller financing in the 2009 sale of the former joint venture that sourced bananas and pineapples from the Philippines for sale in the Middle East and Asia. The financing for the sale of this joint venture is a note that is receivable in equal installments through 2019. Payments are current on this note receivable.
Note 6 – Inventories
Inventories consist of the following:

(In thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Finished goods	$64,956	$69,450	$69,658
Growing crops	79,119	74,985	77,498
Raw materials, supplies and other	68,319	66,129	68,956
	$212,394	$210,564	$216,112

Note 7 – Debt including Capital Lease Obligations
The carrying values of our debt represent amortized cost and are summarized below with estimated fair values:

	March 31, 2014		December 31, 2013		March 31, 2013
	Carrying Value	Estimated Fair Value[1]	Carrying Value	Estimated Fair Value[1]	Carrying Value	Estimated Fair Value[1]
(In thousands)
7.875% Senior Secured Notes due 2021	$412,249	$462,000	$422,174	$459,000	$421,956	$446,000
4.25% Convertible Senior Notes due 2016	167,006	201,000	164,050	194,000	155,701	183,000
ABL Revolver	5,000	5,000	—	—	27,586	27,500
ABL Term Loan	6,000	6,000	6,375	6,000	7,500	7,500
Capital lease obligations[2]	42,477	42,000	39,025	39,000	690	700
Other debt	6,541	6,000	—	—	—	—
Less current portion	(4,169)		(2,271)		(1,755)
Total long-term debt and capital lease obligations	$635,104		$629,353		$611,678

[1]
The fair value of the senior notes is based on observable inputs, which include quoted prices for similar assets or liabilities in an active market and market-corroborated inputs (Level 2). All other debt may be traded on the secondary loan market, and the fair value is based on either the last available trading price, if recent, or trading prices of comparable debt (Level 3). See also Note 9 for discussion of fair value.

[2]
Capital lease obligations at March 31, 2014 and December 31, 2013 include the borrowings for the salad production and warehousing facility in the Midwest. See further description of the build-to-suit lease below.

7.875% SENIOR SECURED NOTES
In February 2013, Chiquita Brands International, Inc. ("CBII") and its main operating subsidiary, Chiquita Brands L.L.C. ("CBL"), completed the offering of $425 million of 7.875% senior secured notes due February 1, 2021 ("7.875% Notes"). The notes were issued at 99.274% of par, resulting in a recorded discount that will be amortized over the life of the 7.875% Notes to reflect the effective interest rate of 8.0%. The 7.875% Notes were registered with the United States Securities and Exchange Commission through an exchange offer on January 6, 2014, which was completed on February 4, 2014. The 7.875% Notes bear interest of 7.875% per year (payable semi-annually in arrears on February 1 and August 1 of each year). On January 31, 2014, we redeemed $10 million of the 7.875% Notes at 103% of the principal amount (plus interest to the redemption date), incurring less than $1 million of expense in 2014 for call premiums and deferred financing fee write-offs.
4.25% CONVERTIBLE SENIOR NOTES
Our $200 million of 4.25% Convertible Senior Notes due 2016 ("Convertible Notes") are convertible at an initial conversion rate of 44.5524 shares of common stock per $1,000 in principal amount, equivalent to an initial conversion price of approximately $22.45 per share of common stock. The conversion rate is subject to adjustment based on certain dilutive events, including stock splits, stock dividends and other distributions (including cash dividends) in respect of the common stock. Holders of the Convertible Notes may tender their notes for conversion between May 15 and August 14, 2016, in multiples of $1,000 in principal amount, without limitation. Prior to May 15, 2016, holders of the Convertible Notes may tender the notes for conversion only under certain circumstances, in accordance with their terms.
The carrying amounts of the debt and equity components of the Convertible Notes are as follows:

(In thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Principal amount of debt component[1]	$200,000	$200,000	$200,000
Unamortized discount	(32,994)	(35,950)	(44,299)
Net carrying amount of debt component	$167,006	$164,050	$155,701
Equity component	$84,904	$84,904	$84,904
Issuance costs and income taxes	(3,210)	(3,210)	(3,210)
Equity component, net of issuance costs and income taxes	$81,694	$81,694	$81,694

[1]
As of March 31, 2014, December 31, 2013 and March 31, 2013, the Convertible Notes' "if-converted" value did not exceed their principal amount because our common stock price was below the conversion price of the Convertible Notes.

The interest expense related to the Convertible Notes was as follows:

	Quarter Ended March 31,
(In thousands)	2014	2013
4.25% coupon interest	$2,125	$2,125
Amortization of deferred financing fees	117	117
Amortization of discount on the debt component	2,956	2,619
Total interest expense related to the Convertible Notes	$5,198	$4,861
ASSET-BASED LENDING FACILITY
CBII and CBL also entered into a 5-year secured asset-based lending facility ("ABL Facility") concurrently with the closing of the 7.875% Notes offering on February 5, 2013. The ABL Facility consists of a revolver (the "ABL Revolver") and a $7.5 million term loan (the "ABL Term Loan"). The ABL Facility matures at the earlier of February 5, 2018 or 60 days prior to the maturity of the 4.25% Convertible Senior Notes due August 15, 2016, unless such notes have been satisfactorily refinanced. The ABL Term Loan requires annual repayments of approximately $2 million. A waiver was obtained on March 10, 2014 to facilitate the combination with Fyffes as described in Note 3.
The ABL Facility has a maximum borrowing capacity of $150 million, with the ABL Revolver subject to a borrowing base calculation based on specified percentages of domestic receivables, certain inventory and certain domestic machinery and equipment.
At March 31, 2014, there was $5 million in borrowings under the ABL Revolver, under which $90 million was available after $23 million was used to support letters of credit.
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

At March 31, 2014, the weighted average interest rate for the ABL Facility was LIBOR plus 2.75%, or 2.90%.
Obligations under the ABL Facility are secured by a first-priority security interest in present and future domestic receivables, inventory, equipment and substantially all other domestic assets that are not under the first-priority security interest of the 7.875% Notes, all subject to certain exceptions and permitted liens and by a second-priority interest in the existing and after acquired material domestic real estate, certain intellectual property and a pledge of 100% of the stock of substantially all of the CBII, CBL and guarantors' domestic subsidiaries and up to 65% of the stock of certain foreign subsidiaries held by CBII, CBL and the guarantors, and proceeds relating thereto. Under the ABL Facility, CBL and non-de minimis domestic subsidiaries are borrowers. The ABL Facility is guaranteed on a full and unconditional basis by CBII and limited domestic subsidiaries of CBII, with the potential for additional guarantees from foreign subsidiaries of CBII.
The ABL Facility contains a fixed charge coverage ratio covenant that only becomes applicable when excess availability (as defined under such facility) is less than $20 million. The ABL Facility also contains a covenant requiring CBII and its subsidiaries to maintain substantially all its cash in accounts that are subject to the control of the collateral agent under the ABL Facility which only becomes applicable when (a) an event of default under the facility occurs and is continuing or (b) excess availability (as defined under such facility) is less than 12.5% of the maximum stated revolver amount thereunder.
The ABL facility also contains other customary affirmative and negative covenants, including limitations on CBII and its subsidiaries' ability to incur indebtedness, create or permit the existence of liens over their assets, engage in certain mergers, asset sales and liquidations, prepay certain indebtedness, pay dividends and other "restricted payments," and engage in transactions with their affiliates, in each case subject to customary exceptions.
At March 31, 2014, we were in compliance with the ABL and its other agreements and expect to remain in compliance for at least the next twelve months.
BUILD-TO-SUIT LEASE FOR MIDWEST SALAD PLANT CONSOLIDATION
In June 2012, we entered into a 20-year lease agreement for a salad production and warehousing facility in the Midwest that replaced three existing facilities in the region. The lease agreement contains two 5-year extension periods. Though the construction costs were financed by the lessor, because of the specialized nature of the facility we acted as the construction agent and were responsible for all construction activity during the construction period. This resulted in us owning the facility for accounting purposes. Construction costs were finalized on March 31, 2014 and an interest rate of 6.3% was used to calculate the capital lease liability and future payments. Lease payments will increase annually based on the Consumer Price Index ("CPI"). Because we were the owner of the assets during construction, the related liability related to this facility prior to the assets being placed into service was recorded in "Other liabilities." The capital lease liability balance related to this facility was $42 million and $38 million at March 31, 2014 and December 31, 2013, respectively, and the amount recorded in "Other liabilities" was $34 million at March 31, 2013.
OTHER DEBT
In the first quarter of 2014, we purchased a group of banana farms in Honduras that were adjacent to farms that we already owned. The purchase included approximately 700 hectares of land, of which nearly 450 hectare are in production, as well as related buildings and equipment. The purchase price was $10 million, of which $3 million, which is included in "Investing: Other, net" in the Condensed Consolidated Statement of Cash Flows, was paid at closing and the remaining $7 million was financed by the sellers. Our debt to the sellers is payable in annual installments over four years. The agreement did not specify an interest rate, and we calculated the debt balance using the effective rate method and an estimated interest rate of 8%. Valuations are in progress and adjustments may occur during the measurement period.
Note 8 – Hedging
Derivative instruments are carried at fair value in the Condensed Consolidated Balance Sheets. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gains or losses is deferred as a component of "Accumulated other comprehensive income (loss)" ("AOCI") and reclassified into net income in the same period during which the hedged transaction affects net income. Gains and losses on derivatives representing hedge ineffectiveness are recognized in net income (loss) currently. See further information regarding fair value measurements of derivatives in Note 9.
To manage its exposure to exchange rates on the conversion of euro-based revenue into U.S. dollars, we use average rate euro put options, average rate collars (a purchased average rate euro put option paired with a sold average rate euro call option) and average rate euro forward contracts. In some cases, we may enter into an average rate euro put and an average rate euro call at the same strike rate (a "synthetic average rate forward") to effectively lock in the exchange rate of the notional amount similar to an average rate euro forward. Average rate euro put options require an upfront premium payment and reduce the risk of a decline in the value of the euro without limiting the benefit of an increase in the value of the euro. Average rate euro call options sold by us require an upfront premium payment to be received from the counterparty and limit the benefit of an increase in the value of the euro without limiting the risk of a decline in the value of the euro. Average rate forward contracts lock in the value of the euro and do not require an upfront premium. These instruments are designated as cash flow hedges. At March 31, 2014, the amount of unrealized net losses on our currency hedging portfolio that would be reclassified to net income, if realized in the next twelve months, is $5 million; these net losses were deferred in "AOCI".
In connection with the February 2013 debt refinancing further discussed in Note 7, certain of our hedging counterparties that were members of the previous Credit Facility were no longer participants in the ABL Facility. Upon consummation of the ABL Facility on February 5, 2013, we transferred all outstanding hedge positions with former Credit Facility members to lenders under the ABL Facility. The transferred positions included approximately €71 million notional amount of euro call and put options that matured during the first three quarters of 2013. The change in counterparty is a change in a critical term resulting in termination of hedge accounting at the transfer date. Due to technical accounting requirements, these specific option contracts did not qualify to be re-designated as cash flow hedges at the transfer date. Therefore, the decline in fair value of these options through the transfer date was deferred in AOCI until the hedged transaction occurred because the related hedged cash flows remained probable of occurrence. However, unrealized changes in fair value after the transfer date were recognized currently in "Net sales."

Loss of hedge accounting did not affect the put and call options' purpose of reducing the volatility inherent in exchanging euro-based revenue into U.S. dollars or change the ultimate earnings or cash flow recognized upon settlement of each position. However, loss of hedge accounting resulted in unintended volatility of earnings for the first, second and third quarters of 2013 as the fair market value adjustments after the transfer date was recognized in "Net sales." Ultimately, for the year ended December 31, 2013, the effect on earnings was the same as if we had maintained hedge accounting. Activity related to the transferred positions at March 31, 2013 was as follows:

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
Most of our foreign operations use the U.S. dollar as their functional currency. As a result, balance sheet translation adjustments due to currency fluctuations are recognized currently in "Cost of sales." To reduce the resulting volatility, we also enter into 30-day euro forward contracts each month to economically hedge the net monetary assets exposed to euro exchange rates. These 30-day euro forward contracts are not designated as hedging instruments, and gains and losses on these forward contracts are recognized currently in "Cost of sales" as follows:

	Quarter ended March 31,
(In thousands)	2014	2013
Gains (losses) on 30-day euro forward contracts	$(212)	$1,942
Gains (losses) from fluctuations in the value of the net monetary assets exposed to euro exchange rates	(2,351)	(4,222)
We also enter into bunker fuel forward contracts for our shipping operations, which permit us to lock in fuel purchase prices for up to three years and thereby minimize the volatility that changes in fuel prices could have on our operating results. These bunker fuel forward contracts are designated as cash flow hedging instruments. At March 31, 2014, the amount of unrealized net losses on our bunker fuel hedging portfolio that would be reclassified to net income, if realized, in the next twelve months is $1 million; these net losses were deferred in "Accumulated other comprehensive income (loss)."

At March 31, 2014, our hedge portfolio was comprised of the following outstanding positions:

	Notional Amount	Contract Average Rate/Price	Settlement Period
Derivatives designated as hedging instruments:
Currency derivatives:
Purchased euro put options	€131 million	$1.33/€	2014
Sold euro call options	€131 million	$1.39/€	2014
Average rate forward contracts	€118 million	$1.36/€	2014
Purchased euro put options	€113 million	$1.36/€	2015[1]
Sold euro call options	€113 million	$1.40/€	2015[1]
Average rate forward contracts	€14 million	$1.38/€	2015[1]

3.5% Rotterdam Barge fuel derivatives:
Bunker fuel forward contracts	66,885 mt	$586/mt	2014
Bunker fuel forward contracts	59,800 mt	$556/mt	2015[1]

Derivatives not designated as hedging instruments:
30-day euro forward contracts	€52 million	$1.37/€	April 2014

[1]	Settlement periods for bunker fuel forward contracts and currency derivatives are through September 2015 and June 2015, respectively.
Activity related to our derivative assets and liabilities designated as hedging instruments is as follows:

	2014		2013
(In thousands)	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Currency Hedge Portfolio	Bunker Fuel Forward Contracts
Balance at beginning of year	$(5,014)	$988	$(23,215)	$8,572
Realized (gains) losses included in net income	1,229	(175)	8,722	(2,839)
Transfers[1]	—	—	7,638	—
Purchases, net[2]	277	—	541	—
Changes in fair value	(323)	(1,447)	3,189	1,888
Balance at March 31	$(3,831)	$(634)	$(3,125)	$7,621

[1]	Represents the fair value at the transfer date of positions where hedge accounting was terminated. See discussion above.

[2]
Purchases (sales) represent the cash premiums paid upon the purchase of euro put options or received upon the sale of euro call options. Bunker fuel and currency forward contracts require no up-front cash payment and have an initial fair value of zero; settlements on the forward contracts (swaps) occur upon their maturity.

Deferred net gains (losses) in "Accumulated other comprehensive income (loss)" at March 31, 2014 are expected to be reclassified into income as follows (in thousands):

Expected Period of Recognition	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Total
2014	$(4,413)	$(971)	$(5,384)
2015	(661)	197	(464)
	$(5,074)	$(774)	$(5,848)

The following tables summarize the effect of our derivatives designated as cash flow hedging instruments on OCI and earnings:

	Quarter ended March 31, 2014			Quarter ended March 31, 2013
(In thousands)	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Total	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Total
Gain (loss) recognized in OCI on derivative (effective portion)	$80	$(1,126)	$(1,046)	$6,564	$2,498	$9,062
Gain (loss) reclassified from accumulated OCI into income (effective portion)[1]	(1,027)	175	(852)	(8,632)	2,839	(5,793)
Loss recognized in income on derivative (ineffective portion)[1]	$—	$(321)	$(321)	$—	$(610)	$(610)

[1]
Both the gain (loss) reclassified from accumulated OCI into income (effective portion) and the gain (loss) recognized in income on derivative (ineffective portion, if any) are included in "Net sales" for the currency hedge portfolio and "Cost of sales" for bunker fuel forward contracts.

Note 9 – Fair Value Measurements
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
The following table summarizes financial assets and liabilities carried at fair value, including derivative instruments on a gross basis, and the location of these instruments on the Condensed Consolidated Balance Sheets as of March 31, 2014, December 31, 2013 and March 31, 2013:

		Assets (Liabilities)	Fair Value Measurements Using
(In thousands)		at Fair Value	Level 1	Level 2	Level 3

March 31, 2014
Derivatives recorded in "Investments & other assets, net":
Currency hedge portfolio[1]	Gross amounts of recognized assets	$2,146	$—	$2,146	$—
Currency hedge portfolio[1]	Gross amounts offset in the balance sheets	(1,936)	—	(1,936)	—
Bunker fuel forward contracts	Gross amounts of recognized assets	373	—	373	—
Bunker fuel forward contracts	Gross amounts offset in the balance sheets	(166)	—	(166)	—
Net amount recorded in investments & other assets, net		417	—	417	—
Derivatives recorded in "Accrued liabilities":
Currency hedge portfolio[1]	Gross amounts offset in the balance sheets	2,937	—	2,937
Currency hedge portfolio[1]	Gross amounts of recognized liabilities	(6,978)	—	(6,978)
Bunker fuel forward contracts	Gross amounts offset in the balance sheets	317	—	317	—
Bunker fuel forward contracts	Gross amounts of recognized liabilities	(1,158)	—	(1,158)	—
30-day euro forward contracts	Gross amounts of recognized liabilities	(162)	—	(162)	—
Net amount recorded in accrued liabilities		(5,044)	—	(5,044)	—
March 31, 2014		$(4,627)	$—	$(4,627)	$—

		Assets (Liabilities)	Fair Value Measurements Using
(In thousands)		at Fair Value	Level 1	Level 2	Level 3

December 31, 2013
Derivatives recorded in "Investments & other assets, net":
Currency hedge portfolio[1]	Gross amounts offset in the balance sheets	$(220)	—	$(220)	—
Bunker fuel forward contracts	Gross amounts of recognized assets	953	—	953	—
Bunker fuel forward contracts	Gross amounts offset in the balance sheets	(100)	—	(100)	—
Net amount recorded in investments & other assets, net		633	—	633	—
Derivatives recorded in "Accrued liabilities":
Currency hedge portfolio[1]	Gross amounts offset in the balance sheets	1,250	—	1,250	—
Currency hedge portfolio[1]	Gross amounts of recognized liabilities	(5,947)	—	(5,947)	—
Bunker fuel forward contracts	Gross amounts offset in the balance sheets	778	—	778	—
Bunker fuel forward contracts	Gross amounts of recognized liabilities	(643)		(643)
30-day euro forward contracts	Gross amounts offset in the balance sheets	245	—	245	—
Net amount recorded in accrued liabilities		(4,317)	—	(4,317)	—
Derivatives recorded in "Other liabilities":
Currency hedge portfolio[1]	Gross amounts offset in the balance sheets	833	—	833	—
Currency hedge portfolio[1]	Gross amounts of recognized liabilities	(930)	—	(930)	—
Net amount recorded in other liabilities		(97)	—	(97)	—
December 31, 2013		$(3,781)	$—	$(3,781)	$—

March 31, 2013
Derivatives recorded in "Other current assets":
Currency hedge portfolio[1]	Gross amounts of recognized assets	$2,078	$—	$2,078	$—
Currency hedge portfolio[1]	Gross amounts offset in the balance sheets	(2,935)	—	(2,935)	—
Currency hedge portfolio[2]	Gross amounts of recognized assets	187	—	187	—
Currency hedge portfolio[2]	Gross amounts offset in the balance sheets	(1,260)	—	(1,260)	—
Bunker fuel forward contracts	Gross amounts of recognized assets	5,219	—	5,219	—
30-day euro forward contracts	Gross amounts offset in the balance sheet	(186)	—	(186)	—
Net amount recorded in other current assets		3,103	—	3,103	—
Derivatives recorded in "Investments & other assets, net":
Currency hedge portfolio[1]	Gross amounts of recognized assets	3,024	—	3,024	—
Currency hedge portfolio[1]	Gross amounts offset in the balance sheets	(632)	—	(632)	—
Bunker fuel forward contracts	Gross amounts of recognized assets	1,679	—	1,679	—
Bunker fuel forward contracts	Gross amounts offset in the balance sheets	(821)	—	(821)	—
Net amount recorded in investments & other assets, net		3,250	—	3,250	—
Derivatives recorded in "Accrued liabilities":
Currency hedge portfolio[1]	Gross amounts offset in the balance sheets	1,456	—	1,456	—
Currency hedge portfolio[1]	Gross amounts of recognized liabilities	(6,116)	—	(6,116)	—
Bunker fuel forward contracts	Gross amounts offset in the balance sheets	1,544	—	1,544	—
30-day euro forward contracts	Gross amounts of recognized liabilities	(199)	—	(199)	—
	Net amount recorded in accrued liabilities	(3,315)	—	(3,315)	—
March 31, 2013		$3,038	$—	$3,038	$—
1 Currency hedge portfolio positions designated as cash flow hedges.
2 Currency hedge portfolio positions not designated as hedging instruments.
Except as described in Note 8, currency hedge portfolio and bunker fuel forward contracts are designated as hedging instruments. 30-day euro forward contracts are not designated as hedging instruments. To the extent derivatives in an asset position and derivatives in a liability position are with the same counterparty, they are netted in the Condensed Consolidated Balance Sheets because we enter into master netting arrangements with each of our hedging partners.

We value fuel hedging positions by applying an observable discount rate to the current forward prices of identical hedge positions. We value currency hedging positions by utilizing observable or market-corroborated inputs such as exchange rates, volatility and forward yield curves. We trade only with counterparties that meet certain liquidity and creditworthiness standards and do not anticipate non-performance by any of these counterparties. We do not require collateral from its counterparties, nor are we obligated to provide collateral when contracts are in a liability position. However, consideration of non-performance risk is required when valuing derivative instruments, and we include an adjustment for non-performance risk in the recognized measure of derivative instruments to reflect the full credit default spread ("CDS") applied to a net exposure by counterparty. When there is a net asset position, we use the counterparty's CDS; when there is a net liability position, we use our own estimated CDS. CDS is generally not a significant input in measuring fair value and was not significant for any of our derivative instruments in any period presented. See further discussion and tabular disclosure of hedging activity in Note 8.
Financial instruments not carried at fair value consist of our debt. See further fair value discussion and tabular disclosure related to debt in Note 7.
Fair value measurements of benefit plan assets included in net benefit plan liabilities are based on quoted market prices in active markets (Level 1) or quoted prices in inactive markets (Level 2). The carrying amounts of cash and equivalents, accounts receivable, other receivables including current and non-current finance receivables and accounts payable approximate fair value. Level 3 fair value measurements are used in the impairment reviews of goodwill and intangible assets, which take place annually during the fourth quarter, or as circumstances indicate the possibility of impairment. Level 3 fair value measurements are also used in measuring impairments related to long-lived assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.
Note 10 – Pension and Severance Benefits
Net pension expense from our defined benefit and severance plans are primarily comprised of severance plans covering Central American employees and consists of the following:

	Quarter Ended March 31,
(In thousands)	2014	2013
Service cost	$1,855	$1,864
Interest on projected benefit obligation	1,390	1,297
Expected return on plan assets	(330)	(332)
Recognized actuarial loss	268	306
Amortization of prior service cost	32	32
Defined benefit and severance plan expense	$3,215	$3,167
Note 11 – Reclassifications from Accumulated Other Comprehensive Income
Gains and losses deferred in "Accumulated other comprehensive income (loss)" ("AOCI") are reclassified and recognized in the Condensed Consolidated Statements of Income when they are realized. The items in the table below do not have an income tax effect because they are either permanent differences in the income tax calculation or they relate to jurisdictions where we have established full valuation allowances against our deferred tax assets. Amounts of (income) expense reclassified from AOCI are as follows (in thousands):

AOCI Component	Line Items Affected by Reclassifications from AOCI in the Condensed Consolidated Statements of Income	(Income) / expense reclassified from AOCI for the quarter ended March 31,
		2014	2013
Currency translation	Other income (expense), net	$252	$—
Available-for-sale investment	Other income (expense), net	—	(561)
Currency hedge portfolio derivatives	Net sales	1,027	8,632
Bunker fuel forward contracts	Cost of sales	(175)	(2,839)
Prior service cost and recognized actuarial loss amortization related to pensions*		300	338
* These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 10 for further details.

The changes in the components of accumulated other comprehensive income, net of tax, for the quarter ended March 31, 2014 were as follows:

(In thousands)	Net cumulative currency translation gains (losses)	Net unrealized losses on qualifying cash flow hedges	Net unrecognized losses related to pension and severance plans (1)	Total
Balance at December 31, 2013	$(469)	$(5,654)	$(19,660)	$(25,783)
Other comprehensive income (loss) before reclassifications	16	(1,046)	(342)	(1,372)
Amounts reclassified from accumulated other comprehensive income	252	852	300	1,404
Net current-period other comprehensive income (loss)	268	(194)	(42)	32
Balance at March 31, 2014	$(201)	$(5,848)	$(19,702)	$(25,751)
(1) Net of deferred tax liability of $271, and $530 as of March 31, 2014 and December 31, 2013, respectively.
Note 12 – Income Taxes
The effective tax rates were (32.1)% and 57.4% for the quarters ended March 31, 2014 and 2013, respectively. We record income taxes using an estimated annual effective tax rate for interim reporting. Under the annual effective tax rate method, jurisdictions with a projected loss where no tax benefit can be recognized are excluded from the calculation of the estimated annual effective tax rate.
The effective tax rates for the quarters ended March 31, 2014 and 2013 were impacted by the mix in earnings among domestic and foreign jurisdictions, losses in various jurisdictions and certain discrete items. Many of these foreign jurisdictions have tax rates that are lower than the U.S. statutory rate, and we continue to maintain full valuation allowances on net deferred tax assets in certain of these foreign jurisdictions. The effective tax rates for the quarters ended March 31, 2014 and 2013 were also impacted by our continuing to maintain a full valuation allowance on U.S. net deferred tax assets.
As previously disclosed, Ecuador is challenging the transfer pricing practices of major banana exporters and has assessed $15 million of income taxes, penalties and interest related to transfer pricing in 2008 and 2009. Other tax years remain open and under audit and may result in additional assessments before the matter is resolved. The company believes appropriate transfer pricing was used and that more likely than not, it will succeed upon appeal. Therefore the company does not have unrecognized tax benefits related to this matter.
Note 13 – Advertising and Promotion Expense
Advertising and certain promotion expenses are included in "Selling, general and administrative" in the Condensed Consolidated Statements of Income and were $7 million and $6 million for the quarters ended March 31, 2014 and 2013 respectively.
Note 14 – Stock-Based Compensation
Stock-based compensation expense totaled $2 million for each of the quarters ended March 31, 2014 and 2013. Stock-based compensation expense relates primarily to our performance-based long-term incentive program ("LTIP"), stock options and restricted stock unit ("RSU") awards. LTIP awards cover three-year performance cycles and are measured partly on performance criteria (cumulative earnings per share and/or cumulative free cash flow generation) and partly on market criteria (total shareholder return relative to a peer group of companies). The fair value of LTIP awards containing performance criteria are based on the company's expectations of performance achievement and the closing stock price on the measurement date. The fair value of LTIP awards based on market criteria are measured using a Monte-Carlo simulation using publicly available data.

Our LTIP awards are liability-classified awards. All other stock-based compensation is equity-classified, and therefore affects "Capital surplus." Changes in "Capital surplus" are primarily a result of stock compensation:

	Quarter Ended March 31,
(In thousands)	2014	2013
Stock-based compensation	$1,856	$1,952
Shares withheld for taxes	(227)	(330)
Capital surplus increase	$1,629	$1,622
Note 15 – Segment Information
We report three business segments:

•	Bananas: Includes the sourcing (purchase and production), transportation, marketing and distribution of bananas.

•
Salads and Healthy Snacks: Includes ready-to-eat, packaged salads, referred to in the industry as "value-added salads" and other value-added products, such as healthy snacking items, fresh vegetable and fruit ingredients used in food service; processed fruit ingredients; and our former equity-method investment in the Danone JV, which sold Chiquita-branded fruit smoothies in Europe.

•
Other Produce: Includes the sourcing, marketing and distribution of whole fresh produce other than bananas. As part of the 2012 restructuring plan, we exited our North American deciduous business at the end of the California grape season in December 2012. Beginning in 2013, the primary product of the Other Produce segment is pineapples.

Certain corporate expenses are not allocated to the reportable segments and are included in "Corporate costs". Inter-segment transactions are eliminated.
Financial information for each segment follows:

	Quarter Ended March 31,
(In thousands)	2014	2013
Net sales:
Bananas	$501,531	$507,951
Salads and Healthy Snacks	229,611	240,072
Other Produce	30,848	26,229
	$761,990	$774,252
Operating income (loss):
Bananas	$20,689	$30,231
Salads and Healthy Snacks[1]	(3,485)	6,757
Other Produce	95	(378)
Corporate costs[2]	(16,711)	(11,472)
	$588	$25,138

1.	Includes $1 million of "Cost of sales" in the first quarter of 2013 for severance costs related to a fruit ingredient business.

2.	Includes $6 million of costs in the first quarter of 2014 for the proposed combination with Fyffes.
Note 16 – Commitments and Contingencies
We had an accrual of $4 million, related to contingencies and legal proceedings in Europe at each of March 31, 2014, December 31, 2013, and March 31, 2013. While other contingent liabilities described below may be material to the financial statements, we have determined that losses in these matters are not probable and have not accrued any other amounts. Regardless of their outcomes, we have paid, and will likely continue to incur, significant legal and other fees to defend ourselves in these proceedings, which may significantly affect our financial statements.
COLOMBIA-RELATED MATTERS
Tort Lawsuits. Between June 2007 and March 2011, nine civil tort lawsuits were filed against us by Colombian nationals in U.S. federal courts. These lawsuits assert claims under various state and federal laws, including the Alien Tort Statute (the

"ATS lawsuits"). The over 6,000 plaintiffs in the ATS lawsuits claim to be persons injured, or family members or legal heirs of individuals allegedly killed or injured, by armed groups that received payments from the company's former Colombian subsidiary. We had voluntarily disclosed these payments to the U.S. Department of Justice as having been made by the subsidiary to protect its employees from risks to their safety if the payments were not made. This self-disclosure led to our 2007 plea to one count of Engaging in Transactions with a Specially-Designated Global Terrorist Group without having first obtained a license from the U.S. Department of Treasury's Office of Foreign Assets Control. The plaintiffs claim that, as a result of such payments, we should be held legally responsible for the alleged injuries. Eight of the ATS lawsuits seek unspecified compensatory and punitive damages, as well as attorneys' fees and costs, with one seeking treble damages and disgorgement of profits without explanation. The other ATS lawsuit contains a specific demand of $10 million in compensatory damages and $10 million in punitive damages for each of the several hundred alleged victims in that suit. We also have received requests to participate in mediation in Colombia concerning similar claims, which could be followed by litigation in Colombia. All of the ATS lawsuits have been centralized in the U.S. District Court for the Southern District of Florida for consolidated or coordinated pretrial proceedings ("MDL Proceeding"). We believe the plaintiffs' claims are without merit and are defending ourselves vigorously.
Between June 2011 and March 2012, the court dismissed certain of the plaintiffs' claims, but allowed the plaintiffs to move forward with some ATS claims and claims asserted under Colombian law. We believe we have strong defenses to the remaining claims. In March 2012, the court granted our motion for interlocutory appeal of legal questions raised by the court's refusal to dismiss certain ATS claims, and, in September 2012, the United States Court of Appeals for the Eleventh Circuit granted permission to pursue the interlocutory appeal. The parties have briefed this appeal, and a decision is pending.
In addition to the ATS lawsuits, between March 2008 and March 2011, four tort lawsuits were filed against us by American citizens who allege that they were kidnapped and held hostage by an armed group in Colombia, or that they are the survivors or the estate of a survivor of American nationals kidnapped and/or killed by the same group in Colombia. The plaintiffs in these cases make claims under the Antiterrorism Act and state tort laws (the "ATA lawsuits") and contend that we are liable because our former Colombian subsidiary allegedly provided material support to the armed group. The ATA lawsuits, which also have been centralized in the MDL Proceeding, seek unspecified compensatory damages, treble damages, attorneys' fees and costs and punitive damages. We believe the plaintiffs' claims are without merit and are defending ourselves vigorously.
In February 2010, our motion to dismiss one of the ATA lawsuits was granted in part and denied in part and in March 2012, our motions to dismiss the other ATA lawsuits were denied. In November 2012, one of the ATA lawsuits was dismissed after the parties reached a confidential settlement agreement. In July 2013, we filed a motion for reconsideration of the court's order denying its motions to dismiss the ATA lawsuits and that motion is pending. We believe we have strong defenses to the remaining claims in the ATA lawsuits.
Insurance Recovery. We have provided notice of the ATS and ATA lawsuits to the insurers that issued primary and excess general liability insurance policies during the relevant years. The insurers have either reserved the right to deny coverage or denied coverage for these lawsuits. In 2008, we commenced litigation in state court in Ohio against three of our primary insurers seeking coverage for defense costs incurred in connection with the ATA and ATS lawsuits; a fourth primary insurer was later joined to that lawsuit. We entered into settlement agreements under which three of our primary insurers agreed to pay, in total, approximately 40 percent of our defense costs in the ATA and ATS lawsuits. In late 2012, one of these settling insurers paid the full amount of a settlement in an ATA lawsuit. In June 2013, we received notice that the two other settling insurers, which had been paying approximately 1 percent of our defense costs, had been placed in liquidation. The fourth primary insurer, National Union, did not settle. In March 2013, the Ohio Court of Appeals held that National Union is not obligated to provide coverage for defense costs in the ATS and ATA lawsuits. The Ohio Supreme Court declined to accept the case for review.
As of March 31, 2014, National Union had paid us $12 million as reimbursement for defense costs. This sum is being deferred in "Accrued Liabilities" on the Condensed Consolidated Balance Sheet because National Union asserts that it is entitled to obtain reimbursement of this amount from us based on the outcome of its appeal in the coverage case. In its ruling in March 2013, the Ohio Court of Appeals remanded the case to the trial court to determine whether National Union is entitled to repayment of the defense costs that it has already paid. The case is pending on remand.

In August 2013, one of the settling primary insurers, Federal, filed a lawsuit in state court in Ohio seeking a declaratory judgment that, based on the Ohio Court of Appeals’ March 2013 decision regarding National Union’s defense obligations, Federal has no obligation to provide coverage for any settlements or judgments that may be incurred by us in the ATS and ATA lawsuits. In February 2014, a group of insurers that are affiliated with Travelers and the issued umbrella and excess policies to us filed a lawsuit in state court in Ohio seeking a declaratory judgment that they have no obligation to provide coverage for defense costs or settlements or judgments that may be incurred by us in the ATS and ATA lawsuits. We believe that Federal's lawsuit and Travelers' lawsuit are premature and will defend ourselves vigorously.

Neither the Ohio Court of Appeals’ ruling nor Federal’s lawsuit impacts Federal’s obligation to reimburse 40 percent of defense costs pursuant to the terms of its settlement agreement with Chiquita. There can be no assurance that the insurers will provide any additional coverage for these claims.
Colombia Investigation. The Colombian Attorney General's Office has been conducting an investigation into payments made by companies in the banana industry to paramilitary groups in Colombia. Included within the scope of the investigation are the payments that were the subject of the 2007 plea in the United States. In March 2012, the prosecutor in charge of the investigation issued a decision which concluded that our former Colombian subsidiary had made payments in response to extortion demands and that the payments were not illegal under Colombian law. Based on these findings, the prosecutor closed the investigation. As provided for under Colombian law, the prosecutor's decision was reviewed by senior officials in the Colombian Attorney General's office pursuant to a legal standard specifying that any evidence in the record suggesting that a crime may have occurred is sufficient to justify the reopening of the investigation. Applying this standard, in December 2012, the Colombian Attorney General's Office determined that the investigation should continue and not be closed. The Attorney General's office did not make any finding that persons connected with our former Colombian subsidiary committed wrongdoing of any kind, only that the matter warrants further investigation. We believe that we have at all times complied with Colombian law.
ITALIAN CUSTOMS AND TAX CASES
1998-2000 Cases. In October 2004, our Italian subsidiary, Chiquita Italia, received the first of several notices from various customs authorities in Italy stating that it is potentially liable for additional duties and taxes on the import of bananas by Socoba S.r.l. ("Socoba") from 1998 to 2000 for sale to Chiquita Italia. The customs authorities claim that (i) the amounts are due because these bananas were imported with licenses (purportedly issued by Spain) that were subsequently determined to have been forged and (ii) Chiquita Italia should be jointly liable with Socoba because (a) Socoba was controlled by a former general manager of Chiquita Italia and (b) the import transactions benefited Chiquita Italia, which arranged for Socoba to purchase the bananas from another subsidiary of ours and, after customs clearance, sell them to Chiquita Italia. Chiquita Italia is contesting these claims, principally on the basis of its good faith belief at the time the import licenses were obtained and used that they were valid.
Separate civil customs proceedings were ultimately brought against Chiquita Italia in four Italian jurisdictions, Genoa, Trento, Aosta and Alessandria. In Genoa, Chiquita Italia won at the trial level, lost on appeal, and appealed to the Court of Cassation, the highest level of appeal in Italy, which issued a decision in favor of Chiquita Italia in September 2013. In Trento, Chiquita Italia lost at the trial level, lost at the initial appeal level and appealed to the Court of Cassation, which issued a decision during the fourth quarter of 2013 in favor of Chiquita Italia as to approximately €5.5 million of the €6.4 million total claim including interest, with the remaining amount ruled payable by Chiquita Italia from the deposits already made in these matters. In April 2014, the Italian customs authority filed a request for revocation of the Court of Cassation decision, which we do not believe is permitted under Italian law. In Alessandria, Chiquita Italia lost at the trial level, appealed and a favorable decision was published in April 2014. The authorities have the right to appeal this decision. In Aosta, Chiquita Italia lost at the trial level, appealed and the decision is pending. Socoba brought a claim in Rome trial court (and Chiquita Italia intervened voluntarily) on the issue of whether the forged Spanish licenses used by Socoba should be regarded as genuine in view of the apparent inability to distinguish between genuine and forged licenses. In an October 2010 decision, the Rome trial court rejected Socoba's claim that the licenses should be considered genuine on the basis that Socoba had not sufficiently demonstrated how similar the forged licenses were to genuine Spanish licenses. Socoba has appealed this decision. In an unrelated case addressing similar forged Spanish licenses used in Belgium, the EU Commission advised the customs authorities the same types of licenses challenged in Italy appeared valid on their face and should be treated as genuine.

Under Italian law, the amounts claimed in the Trento, Alessandria, Aosta and Genoa cases became due and payable notwithstanding the pending appeals. Deposits made in these cases are deferred in "Investments and other assets, net" on the Condensed Consolidated Balance Sheets pending resolution of the appeals process. A summary of claims and deposits paid as of March 31, 2014 is as follows:

	Claim (In millions)	Interest and Penalties Claimed (In millions)	Total Claim (In millions)	Deposits Paid Pending Appeal (In millions)
Trento	€3.3	€3.1	€6.4	€6.4
Following the decisions in Trento, Chiquita Italia is entitled to claim reimbursement of approximately €5.5 million of the deposited amounts plus interest (or to apply to deposit requirements in other matters).

Alessandria	€0.3	€0.2	€0.5	€0.5	Deposits paid in 36 equal installments ended March 2012.
Aosta	€1.2	€1.2	€2.4	€1.0	Monthly deposit payments of €34 thousand began in November 2012. In December 2013 €589 thousand was applied from the Tax assessment of 2004 payments.
Genoa (Resolved)	€7.4	€1.0	€8.4	€1.6
Following the decision in Genoa in favor of Chiquita Italia, Chiquita Italia is entitled to claim reimbursement of deposited amounts plus interest. The paid amounts will be utilized to offset pending payment plans (or to apply to deposit requirements in other matters).

2004-2005 Cases. In 2008, Chiquita Italia was required to provide documents and information to the Italian fiscal police in connection with a criminal investigation into imports of bananas by Chiquita Italia during 2004 and 2005, and the payment of customs duties on these imports. The focus of the investigation was an importation process whereby we sold some of our bananas to holders of import licenses who imported the bananas and resold them to Chiquita Italia (indirect import challenge), a practice we believe was legitimate under both Italian and EU law and which was widely accepted by authorities across the EU and by the EC. In June 2012, the Italian courts acquitted Chiquita Italia parties of all charges relating to 2004, and in December 2013 relating to 2005. There are no further criminal charges pending.

Tax authorities issued assessment notices for 2004 and 2005, which were appealed to the first level Rome tax court; in June 2011, the court rejected the appeal for 2004. Chiquita Italia appealed this decision and, in October 2012, the appeals court ruled in favor of Chiquita Italia with respect to 2004. A significant portion of the 2005 income tax assessment has been withdrawn by the tax authorities and an appeal for the remaining portion is pending. Separately, customs authorities have also issued assessments for these cases. Chiquita Italia's appeals of these customs assessments were rejected by the first level Rome tax court and the regional court. Chiquita Italia has appealed the decisions to the Court of Cassation, the highest level of appeal in Italy. In each case, Chiquita Italia has received payment notifications from the tax and customs authorities, but the 2004 tax assessment has been annulled based on the October 2012 appeals court ruling and the company is claiming reimbursement of payments made. Deposits made under these cases are deferred in "Investments and other assets, net" on the Condensed Consolidated Balance Sheets pending resolution of the appeals process. If Chiquita Italia ultimately prevails in its appeals, all amounts deposited will be reimbursed with interest. A summary of assessments and deposits paid is as follows:

	Assessment (In millions)	Interest and Penalties Assessed (In millions)	Total Assessment (In millions)	Deposits Paid Pending Appeal (In millions)
Income Tax Assessment for 2004/2005	€12.0	€19.1	€31.1	€0.9
Monthly deposit payments of €113 thousand began in March 2012. The appeals court ruled in favor of Chiquita Italia in October 2012 for the 2004 assessments and a significant portion of the 2005 assessments have been withdrawn. The company has requested relief from these payments and reimbursement.

Customs Tax Assessment for 2004/2005	€18.2	€10.2	€28.4	€12.6	Monthly deposit payments of €350 thousand began in September 2011 and will continue through September 2017, unless a successful appeals process is completed sooner.
The fiscal police investigation also challenged the involvement of an entity of ours incorporated in Bermuda in the sale of bananas directly to Chiquita Italia (direct import challenge), as a result of which the tax authorities claimed additional taxes of €13 million ($17 million) for 2004 and €19 million ($26 million) for 2005, plus interest and penalties. In order to avoid a long and costly tax dispute, in April 2011, Chiquita Italia reached an agreement in principle with the Italian tax authorities to settle the dispute and recorded expense for the settlements at that time. Under the settlement, the tax authorities agreed that the Bermuda corporation's involvement in the importation of bananas was appropriate and Chiquita Italia agreed to an adjustment to the intercompany price paid by Chiquita Italia for the imported bananas it purchased from this company, resulting in a higher income tax liability for those years. Chiquita Italia paid a settlement of €3 million ($4 million) of additional income tax for 2004 and 2005, including interest and penalties, which was significantly below the amounts originally claimed. The portion of the settlement for 2005 is still subject to approval by the Rome tax court which is expected in due course. As part of the settlement, Chiquita Italia also agreed to an adjustment to its intercompany purchases of bananas for years 2006 through 2009, resulting in payments in June and July 2011 of €2 million ($3 million) of additional tax and interest to fully settle those years. The indirect import challenge described above is not part of the settlement.
Chiquita Italia continues to believe that it acted properly and that all the transactions for which it has received assessment notices were legitimate and reported appropriately, and, aside from those issues already settled, continues to vigorously defend the transactions at issue.

Note 17 – New Accounting Standards
New accounting standards that could significantly affect our Condensed Consolidated Financial Statements are summarized as follows:

Issued	Description	Effective Date for Chiquita	Effect on Chiquita's Condensed Consolidated Financial Statements
April 2014 ASU 2014-08
Requires additional disclosures about changing the criteria for reporting discontinued operations if the disposal represents a strategic shift that has or will have a major effect on an entity's operations

		Prospectively, beginning January 1, 2015; early adoption permitted.	The Company has opted for early adoption, which did not have a significant effect on our financial results. Will continue to monitor the potential impact of this early adoption on future filings.
July 2013 ASU 2013-11	Requires unrecognized tax benefits to be presented as a decrease in net operating loss, similar tax loss or tax credit carryforward if certain criteria are met.	Prospectively, beginning January 1, 2014; early adoption permitted.	Adoption did not have a significant effect on the disclosure of our deferred taxes.

Note 18 — Supplemental Consolidating Financial Information

In connection with the 7.875% Notes, certain of our domestic subsidiaries (the "Guarantor Subsidiaries"), fully, unconditionally, jointly, and severally guaranteed the payment obligations under the notes. The following supplemental financial information sets forth, on a consolidating basis, the balance sheets, statements of income, statements of comprehensive income and statements of cash flows for Chiquita Brands International, Inc. ("CBII" or the "Parent Company"), for Chiquita Brands L.L.C. ("CBLLC" or the "Co-Issuer"), for the Guarantor Subsidiaries and for our other subsidiaries (the "Non-Guarantor Subsidiaries").
The supplemental condensed consolidating financial information has been prepared pursuant to the rules and regulations for condensed financial information and does not include disclosures included in annual financial statements. Investments in consolidated subsidiaries have been presented under the equity method of accounting. The principal eliminating entries eliminate investments in subsidiaries, intercompany balances and intercompany revenues and expenses. The condensed financial information may not necessarily be indicative of the results of operations or financial position had the guarantor or non-guarantor subsidiaries operated as independent entities.

Chiquita Brands International, Inc.
Condensed Consolidating Statement of Income (Unaudited)
Quarter Ended March 31, 2014
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-issuer)	(Co-issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$209,044	$293,273	$502,259	$(242,586)	$761,990
Cost of sales	—	202,000	262,872	462,579	(242,199)	685,252
Selling, general and administrative	13,367	3,787	22,172	20,524	—	59,850
Depreciation	—	1,276	6,199	6,024	—	13,499
Amortization	—	—	2,335	6	—	2,341
Equity in losses (earnings) of investees and subsidiaries	95	(7,565)	3,473	—	3,997	—
Restructuring and relocation costs	460	—	—	—	—	460
Operating income (loss)	(13,922)	9,546	(3,778)	13,126	(4,384)	588
Interest income	—	2	33	629	—	664
Interest expense	(5,292)	(9,231)	(884)	(61)	—	(15,468)
Loss on debt extinguishment	—	(521)	—	—	—	(521)
Other income (expense), net	583	109	(451)	(4,522)	387	(3,894)
Income (loss) before income taxes	(18,631)	(95)	(5,080)	9,172	(3,997)	(18,631)
Income tax expense	(5,972)	(343)	1,968	(914)	(711)	(5,972)
Net income (loss)	$(24,603)	$(438)	$(3,112)	$8,258	$(4,708)	$(24,603)

Chiquita Brands International, Inc.
Condensed Consolidating Statement of Comprehensive Income (Unaudited)
Quarter Ended March 31, 2014
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-issuer)	(Co-issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(24,603)	$(438)	$(3,112)	$8,258	$(4,708)	$(24,603)
Unrealized foreign currency translation gains	—	—	—	16	—	16
Realized gains for foreign currency translation on business disposal reclassified into Other income (expense), net	—	—	—	252	—	252
Net other comprehensive income (loss) related to foreign currency translation	—	—	—	268	—	268

Change in fair value of available-for-sale investment	—	—	—	—	—	—
Realized gains of available-for-sale investment reclassified into Other income (expense), net	—	—	—	—	—	—
Net other comprehensive income (loss) related to available-for-sale investment	—	—	—	—	—	—

Unrealized gains (losses) on derivatives for the period	—	—	—	(1,046)	—	(1,046)
Derivative (gains) losses reclassified into Net sales	—	—	—	1,027	—	1,027
Derivative gains reclassified into Cost of sales	—	—	—	(175)	—	(175)
Net other comprehensive income (loss) related to derivatives	—	—	—	(194)	—	(194)

Actuarial gains (losses) for the period, net of tax	—	—	—	(342)	—	(342)
Amortization included in pension cost	—	104	—	196	—	300
Net other comprehensive income (loss) related to defined benefit pension and severance plans	—	104	—	(146)	—	(42)

Other comprehensive income (loss) of investments in subsidiaries	(220)	(324)	—	—	544	—

Comprehensive income (loss)	$(24,823)	$(658)	$(3,112)	$8,186	$(4,164)	$(24,571)

Chiquita Brands International, Inc.
Condensed Consolidating Statement of Income (Unaudited)
Quarter Ended March 31, 2013
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-issuer)	(Co-issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$185,042	$307,726	$511,993	$(230,509)	$774,252
Cost of sales	96	179,813	270,771	458,963	(230,492)	679,151
Selling, general and administrative	7,952	3,707	19,678	22,440	—	53,777
Depreciation	—	1,448	6,699	5,480	—	13,627
Amortization	—	—	2,336	6	—	2,342
Equity in losses (earnings) of investees and subsidiaries	(19,812)	(33,719)	(32)	—	53,563	—
Restructuring and relocation costs	—	71	149	(3)	—	217
Operating income (loss)	11,764	33,722	8,125	25,107	(53,580)	25,138
Interest income	—	5	54	673	—	732
Interest expense	(6,372)	(8,157)	(15)	(20)	—	(14,564)
Loss on debt extinguishment	(843)	(5,432)	—	—	—	(6,275)
Other income (expense), net	1,037	(326)	101	(275)	18	555
Income (loss) before income taxes	5,586	19,812	8,265	25,485	(53,562)	5,586
Income tax expense	(3,209)	923	(3,274)	(651)	3,002	(3,209)
Net income (loss)	$2,377	$20,735	$4,991	$24,834	$(50,560)	$2,377

Chiquita Brands International, Inc.
Condensed Consolidating Statement of Comprehensive Income (Unaudited)
Quarter Ended March 31, 2013
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-issuer)	(Co-issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$2,377	$20,735	$4,991	$24,834	$(50,560)	$2,377
Unrealized foreign currency translation gains	—	—	—	389	—	389
Realized gains for foreign currency translation on business disposal reclassified into Other income (expense), net	—	—	—	—	—	—
Net other comprehensive income (loss) related to foreign currency translation	—	—	—	389	—	389

Change in fair value of available-for-sale investment	157	—	—	—	—	157
Realized gains of available-for-sale investment reclassified into Other income (expense), net	(561)	—	—	—	—	(561)
Net other comprehensive income (loss) related to available-for-sale investment	(404)	—	—	—	—	(404)

Unrealized gains (losses) on derivatives for the period	—	—	—	9,062	—	9,062
Derivative (gains) losses reclassified into Net sales	—	—	—	8,632	—	8,632
Derivative gains reclassified into Cost of sales	—	—	—	(2,839)	—	(2,839)
Net other comprehensive income (loss) related to derivatives	—	—	—	14,855	—	14,855

Actuarial gains (losses) for the period, net of tax	—	986	—	(2,407)	—	(1,421)
Amortization included in pension cost	—	124	—	214	—	338
Net other comprehensive income (loss) related to defined benefit pension and severance plans	—	1,110	—	(2,193)	—	(1,083)

Other comprehensive income (loss) of investments in subsidiaries	14,161	13,051	—	—	(27,212)	—

Comprehensive income (loss)	$16,134	$34,896	$4,991	$37,885	$(77,772)	$16,134

Chiquita Brands International, Inc.
Condensed Consolidating Balance Sheet (Unaudited)
March 31, 2014
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-Issuer)	(Co-issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and equivalents	$—	$880	$—	$25,944	$—	$26,824
Trade receivables, less allowances	—	57,161	59,016	161,990	—	278,167
Other receivables, net	—	1,277	6,331	52,706	(1,018)	59,296
Inventories	—	10,484	35,675	166,235	—	212,394
Prepaid expenses	1,276	1,167	9,781	33,870	—	46,094
Due from affiliates	53,086	2,103,203	1,342,820	525,705	(4,024,814)	—
Other current assets	—	2,827	13,109	—	(9,214)	6,722
Total current assets	54,362	2,176,999	1,466,732	966,450	(4,035,046)	629,497
Property, plant and equipment, net	—	19,075	201,307	178,338	—	398,720
Investments and other assets, net	22,629	13,068	4,523	75,499	(6,351)	109,368
Trademarks	—	208,085	38,500	179,500	—	426,085
Goodwill	—	—	18,095	—	—	18,095
Other intangible assets, net	—	—	84,517	54	—	84,571
Investments in and accounts with subsidiaries	1,402,092	1,085,194	2,313	—	(2,489,599)	—
Total assets	$1,479,083	$3,502,421	$1,815,987	$1,399,841	$(6,530,996)	$1,666,336

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$—	$1,500	$1,181	$1,488	$—	$4,169
Accounts payable	6,358	6,804	107,108	156,287	—	276,557
Accrued liabilities	30,737	19,660	56,917	54,400	(10,232)	151,482
Due to affiliates	906,543	1,573,846	1,178,026	366,399	(4,024,814)	—
Total current liabilities	943,638	1,601,810	1,343,232	578,574	(4,035,046)	432,208
Long-term debt and capital lease obligations, net of current portion	167,006	421,749	41,159	5,190	—	635,104
Accrued pension and other employee benefits	14,724	2,663	—	61,115	—	78,502
Deferred gain - sale of shipping fleet	—	—	—	2,757	—	2,757
Deferred tax liabilities	235	66,150	45,943	—	(6,351)	105,977
Other liabilities	1,983	7,957	8,831	41,520	—	60,291
Total liabilities	1,127,586	2,100,329	1,439,165	689,156	(4,041,397)	1,314,839
Commitments and contingencies	—	—	—	—	—	—
Total shareholders' equity	351,497	1,402,092	376,822	710,685	(2,489,599)	351,497
Total liabilities and shareholders' equity	$1,479,083	$3,502,421	$1,815,987	$1,399,841	$(6,530,996)	$1,666,336

Chiquita Brands International, Inc.
Condensed Consolidating Balance Sheet
December 31, 2013
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-Issuer)	(Co-issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and equivalents	$—	$15,851	$—	$38,166	$—	$54,017
Trade receivables, less allowances	—	49,325	51,189	151,554	—	252,068
Other receivables, net	1,061	402	5,140	49,670	—	56,273
Inventories	—	15,567	34,831	160,166	—	210,564
Prepaid expenses	1,024	3,661	11,040	34,008	—	49,733
Due from affiliates[1]	71,604	2,060,284	1,270,479	490,208	(3,892,575)	—
Other current assets	—	2,751	12,753	—	(8,964)	6,540
Total current assets	73,689	2,147,841	1,385,432	923,772	(3,901,539)	629,195
Property, plant and equipment, net	—	20,258	201,346	169,169	—	390,773
Investments and other assets, net[1]	20,999	13,994	3,644	75,218	(5,778)	108,077
Trademarks	—	208,085	38,500	179,500	—	426,085
Goodwill	—	—	18,095	—	—	18,095
Other intangible assets, net	—	—	86,853	60	—	86,913
Investments in and accounts with subsidiaries	1,402,089	1,073,711	3,186	—	(2,478,986)	—
Total assets	$1,496,777	$3,463,889	$1,737,056	$1,347,719	$(6,386,303)	$1,659,138

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$—	$1,500	$726	$45	$—	$2,271
Accounts payable	1,126	8,150	89,352	149,645	—	248,273
Accrued liabilities[1]	36,511	27,420	57,984	45,083	(8,964)	158,034
Due to affiliates[1]	903,865	1,520,539	1,122,258	345,913	(3,892,575)	—
Total current liabilities	941,502	1,557,609	1,270,320	540,686	(3,901,539)	408,578
Long-term debt and capital lease obligations, net of current portion	164,050	427,049	38,147	107	—	629,353
Accrued pension and other employee benefits	15,223	2,818	—	59,025	—	77,066
Deferred gain - sale of shipping fleet	—	—	—	6,290	—	6,290
Deferred tax liabilities	115	66,142	42,539	661	(5,778)	103,679
Other liabilities	1,449	8,182	8,885	41,218	—	59,734
Total liabilities	1,122,339	2,061,800	1,359,891	647,987	(3,907,317)	1,284,700
Commitments and contingencies	—	—	—	—	—	—
Total shareholders' equity	374,438	1,402,089	377,165	699,732	(2,478,986)	374,438
Total liabilities and shareholders' equity	$1,496,777	$3,463,889	$1,737,056	$1,347,719	$(6,386,303)	$1,659,138

1.
We revised the December 31, 2013 condensed consolidating balance sheet presented above to correct for items of classification between CBII and CBLLC, the Co-Issuers. These classification items affected the line items indicated in amounts representing less than 1% of both total assets and total liabilities of CBII and CBLLC.

Chiquita Brands International, Inc.
Condensed Consolidating Balance Sheet (Unaudited)
March 31, 2013
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-Issuer)	(Co-issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and equivalents	$—	$12,372	$—	$39,276	$—	$51,648
Trade receivables, less allowances	—	48,974	68,322	190,449	—	307,745
Other receivables, net	—	575	5,711	59,252	—	65,538
Inventories	—	8,518	40,250	167,344	—	216,112
Prepaid expenses	1,602	828	10,681	34,187	—	47,298
Due from affiliates	72,704	1,729,018	1,066,307	443,771	(3,311,800)	—
Other current assets	—	3,103	17,118	9,489	(9,843)	19,867
Total current assets	74,306	1,803,388	1,208,389	943,768	(3,321,643)	708,208
Property, plant and equipment, net	—	23,008	207,678	166,165	—	396,851
Investments and other assets, net	28,091	17,377	3,320	56,373	(13,260)	91,901
Trademarks	—	208,085	38,500	179,500	—	426,085
Goodwill	—	—	18,095	—	—	18,095
Other intangible assets, net	—	—	93,859	78	—	93,937
Investments in and accounts with subsidiaries	1,352,508	1,019,691	3,194	—	(2,375,393)	—
Total assets	$1,454,905	$3,071,549	$1,573,035	$1,345,884	$(5,710,296)	$1,735,077

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$—	$1,500	$210	$45	$—	$1,755
Accounts payable	1,958	7,634	97,108	185,177	—	291,877
Accrued liabilities	21,685	18,508	53,087	42,524	(9,843)	125,961
Due to affiliates	860,269	1,140,795	953,629	357,107	(3,311,800)	—
Total current liabilities	883,912	1,168,437	1,104,034	584,853	(3,321,643)	419,593
Long-term debt and capital lease obligations, net of current portion	155,701	455,542	435	—	—	611,678
Accrued pension and other employee benefits	13,336	7,220	10	56,830	—	77,396
Deferred gain - sale of shipping fleet	—	—	—	16,889	—	16,889
Deferred tax liabilities	115	80,868	39,687	5,256	(13,260)	112,666
Other liabilities	13,681	6,974	47,087	40,953	—	108,695
Total liabilities	1,066,745	1,719,041	1,191,253	704,781	(3,334,903)	1,346,917
Commitments and contingencies	—	—	—	—	—	—
Total shareholders' equity	388,160	1,352,508	381,782	641,103	(2,375,393)	388,160
Total liabilities and shareholders' equity	$1,454,905	$3,071,549	$1,573,035	$1,345,884	$(5,710,296)	$1,735,077

Chiquita Brands International, Inc.
Condensed Consolidating Statement of Cash Flows (Unaudited)
Quarter Ended March 31, 2014
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash provided (used) by:
Operating cash flow	$—	$(2,459)	$(889)	$(4,670)	$—	$(8,018)

Capital expenditures	—	(1,067)	(2,244)	(7,374)	—	(10,685)
Investing activity with subsidiaries	—	(5,750)	—	2,600	3,150	—
Other, net	—	—	44	(2,763)	—	(2,719)
Investing cash flow	—	(6,817)	(2,200)	(7,537)	3,150	(13,404)

Issuances of long-term debt	—	—	—	—	—	—
Repayments of long-term debt and capital lease obligations	—	(10,375)	(61)	(15)	—	(10,451)
Borrowings under the ABL Revolver	—	20,000	—	—	—	20,000
Repayments of the ABL Revolver	—	(15,000)	—	—	—	(15,000)
Repayments of the Credit Facility Revolver	—	—	—	—	—	—
Payments for debt modification and issuance costs	—	(20)	—	—	—	(20)
Payments of debt extinguishment costs	—	(300)	—	—	—	(300)
Financing activity with subsidiaries	—	—	3,150	—	(3,150)	—
Financing cash flow	—	(5,695)	3,089	(15)	(3,150)	(5,771)
Increase (decrease) in cash and equivalents	—	(14,971)	—	(12,222)	—	(27,193)
Cash and equivalents, beginning of period	—	15,851	—	38,166	—	54,017
Cash and equivalents, end of period	$—	$880	$—	$25,944	$—	$26,824

Chiquita Brands International, Inc.
Condensed Consolidating Statement of Cash Flows (Unaudited)
Quarter Ended March 31, 2013
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash provided (used) by:
Operating cash flow	$(4,420)	$10,991	$2,467	$5,878	$—	$14,916

Capital expenditures	—	(209)	(7,033)	(3,226)	—	(10,468)
Investing activity with subsidiaries	—	—	4,001	—	(4,001)	—
Other, net	1,819	—	614	890	—	3,323
Investing cash flow	1,819	(209)	(2,418)	(2,336)	(4,001)	(7,145)

Issuances of long-term debt	—	429,415	—	—	—	429,415
Repayments of long-term debt and capital lease obligations	—	(411,688)	(49)	(16)	—	(411,753)
Borrowings under the ABL Revolver	—	36,500	—	—	—	36,500
Repayments of the ABL Revolver	—	(9,000)	—	—	—	(9,000)
Repayments of the Credit Facility Revolver	—	(40,000)	—	—	—	(40,000)
Payments for debt modification and issuance costs	—	(12,311)	—	—	—	(12,311)
Payments of debt extinguishment costs	—	—	—	—	—	—
Financing activity with subsidiaries	—	(4,030)	—	29	4,001	—
Financing cash flow	—	(11,114)	(49)	13	4,001	(7,149)
Increase (decrease) in cash and equivalents	(2,601)	(332)	—	3,555	—	622
Cash and equivalents, beginning of period	2,601	12,704	—	35,721	—	51,026
Cash and equivalents, end of period	$—	$12,372	$—	$39,276	$—	$51,648

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
In the first quarter of 2014, our core Bananas and Salads and Healthy Snacks businesses both performed below the same period of 2013. We believe weather conditions played a substantial role in the performance of both businesses in the quarter, negatively impacting supply and demand. We also believe that the fundamentals of our "return to the core" strategy remain sound, and that we continue to be on the right path for both 2014 and the long term despite the short term setback in the quarter.
A harsh winter in much of North America impacted sales volumes for our products across the quarter, increased our logistics costs, reduced raw yields in our salads operations, and challenged our salad manufacturing as raw products were, at times, unable to reach the plants and storms reduced our production schedules. Additionally, unfavorable weather conditions across Central America negatively impacted yields on both owned and associate producer banana farms, resulting in larger purchases in the weekly spot market and supply shortages to our North American and European end markets. Finally, stormy conditions in the Atlantic delayed our vessels, increased our fuel usage, and required incremental vessel charters to fill vacated slots in our fleet rotations.
Overall, our banana volumes in the first quarter of 2014 were comparable with the same period of 2013. Our North American banana business volume grew 5.1% in the first quarter of 2014 compared to the same period of 2013 as a result of profitable contract wins at the end of 2013 and the renewal of key contracts at favorable conditions. Overall average first quarter pricing in North America was lower by 0.7%, reflecting a decline in the fuel surcharge tied to third party indices that was accompanied by a decrease in fuel-related costs. The North American surcharge was expanded in the first quarter of 2014 to include a paper-related surcharge tied to a third party index, mitigating future impacts of two substantial cost inputs to our North American banana business. In our European banana business, volumes were lower by 5.4% in the first quarter of 2014 compared to the same period of 2013. This reflects both the impacts of our short supply situation in the quarter and the continued prioritization of profitability over volume in this business. First quarter European banana pricing in 2014 compared to 2013 benefited from higher average European exchange rates and favorable contract renewals resulting in average price increases of 2.6% on a U.S. dollar basis. However, the weekly pricing market, which represents the majority of our European sales, remained below the prior year comparable period until late in the quarter, reflecting the hangover of second half excess fruit at the start of the quarter, and balanced supply through the quarter. Local currency prices improved in a normal seasonal trend late in the quarter.
Our North American salads business delivered 5.3% higher first quarter volume in 2014 compared to the same period of 2013, its fourth consecutive quarter of year-over-year volume growth. The volume improvements are primarily a result of new branded and private label contract wins. Weekly and promotional value added salads sell-through did not deliver the volume or mix we anticipated, which required us to destroy raw product in the fields and resulted in lower average pricing. We also incurred weather-related costs as described above. In addition, our food service business, primarily serving quick service restaurants, saw depressed demand in the quarter, with both vegetable ingredients and sliced apple businesses performing below the year ago quarter. Our new Midwest salad plant fully met its performance targets in the first quarter of 2014. This startup and transition incurred approximately $18 million of costs in 2013; which we believe will not recur in 2014. Also reported in this segment is our Chiquita Fruit Solutions ingredient business. The drought in Costa Rica reduced the availability of raw product and ultimately the sales volume, impacting the short term returns of this business. We believe fruit availability will improve as the year progresses, enabling us to fulfill unmet demand within the year.
Our results are subject to significant seasonal variations and interim results are not indicative of the results of operations for the full fiscal year. Historically, our results during the second half of the year have been weaker than in the first half of the year due to increased availability of competing fruits and resulting lower banana prices, as well as seasonally lower consumption of salads in the fourth quarter. We have made strategic changes to our business that we expect to reduce this trend, however the effect of these seasonal variations can vary significantly from year to year. For a further description of our challenges and risks, see the Overview section of Management's Discussion and Analysis of Financial Condition and Results of Operations and Part I - Item 1A - Risk Factors in our 2013 Annual Report on Form 10-K and discussion below.
Strategic Combination With Fyffes plc
On March 10, 2014, we announced our intention to combine with Fyffes plc ("Fyffes") and entered into a transaction agreement for the proposed combination. We believe this combination will create significant value for our shareholders and offer immediate benefits for customers and consumers worldwide. Fyffes is a leading international importer and distributor of tropical produce, including bananas, pineapples and melons, with annual sales in excess of €800 million. Fyffes is headquartered in Dublin, Ireland and has operations in Europe, the U.S., Central and South America and has begun operations in Asia. Fyffes markets its produce under a variety of trademarks including the Fyffes® and Sol® brands and employs over 12,000 people worldwide.

In the proposed combination, both Chiquita and Fyffes will become subsidiaries of a new Irish holding company, ChiquitaFyffes, plc ("ChiquitaFyffes"). Fyffes shareholders will receive 0.1567 of a ChiquitaFyffes ordinary share for each Fyffes share they hold and, upon completion of the combination, will own approximately 49.3% of ChiquitaFyffes ordinary shares, on a fully diluted basis. Chiquita shareholders will receive one ChiquitaFyffes ordinary share for each Chiquita share that they hold and, upon completion of the combination, will own approximately 50.7% of ChiquitaFyffes ordinary shares, on a fully diluted basis.
Accounting standards will require the combination to be accounted for as a business combination with Chiquita determined to be the accounting acquirer. The preliminary purchase price calculation based on the outstanding common shares of Fyffes plc, plus stock options expected to vest on or before the closing date, Chiquita's closing stock price of $10.84 on March 7, 2014 (the last trading day prior to the public announcement of the combination) and an exchange rate of $1.39 per euro values the purchase price consideration to Fyffes shareholders at approximately $519 million. The purchase price consideration could change materially and will ultimately be based on the closing date share price of Chiquita stock on the final date of the combination and the number of Fyffes stock options that will have vested by that date.
In connection with the proposed combination, we expect to incur legal, advisory and other expenses in the range of $10-$15 million, of which $6 million was incurred and expensed in the first quarter of 2014. The proposed combination is expected to be completed before the end of 2014, but remains subject to shareholder approval by both Chiquita and Fyffes shareholders as well as required regulatory approvals in the U.S., the European Union and other jurisdictions.
The proposed combination with Fyffes and the effects to Chiquita and Chiquita shareholders are more fully described in Note 3 to the Condensed Consolidated Financial Statements.
Operations
We report three business segments: Bananas; Salads and Healthy Snacks; and Other Produce. Segment descriptions and results can be found in Note 15 to the Condensed Consolidated Financial Statements. Certain corporate expenses are not allocated to the reportable segments and are included in "Corporate costs," including costs in the first quarter of 2014 related to the proposed combination with Fyffes. Inter-segment transactions are eliminated.

	Quarter Ended March 31,		Better (Worse) Percent Change
(In millions)	2014	2013
Net sales:
Bananas	$502	$508	(1.3)%
Salads and Healthy Snacks	230	240	(4.4)%
Other Produce	31	26	17.6%
	$762	$774	(1.6)%
Cost of sales:
Bananas	$447	$444	(0.7)%
Salads and Healthy Snacks	205	207	1.0%
Other Produce	31	26	(19.9)%
Corporate costs	2	3	7.7%
	$685	$679	(0.9)%
Operating income (loss):
Bananas	$21	$30	(31.6)%
Salads and Healthy Snacks	(3)	7	(151.6)%
Other Produce	—	—	125.1%
Corporate Costs	(17)	(11)	(45.7)%
	$1	$25	97.7%
Table may not total or recalculate due to rounding.
QUARTER ENDED MARCH 31, 2014 vs. QUARTER ENDED MARCH 31, 2013
Net Sales. Net sales decreased on a consolidated basis by 1.6%. In our Bananas segment, the decrease in net sales was driven by lower average pricing in North America, primarily due to lower fuel surcharges, and lower banana volume in Core

Europe (defined below), as we continued to prioritize profitability over volume and reflecting supply shortages in the quarter. These were partly offset by higher average European exchange rates, higher banana volume in North America and higher average market pricing in the Mediterranean and Middle Eastern markets as the quarter progressed.
Salads and Healthy Snacks segment sales decreased primarily as a result of lower average pricing, including mix, of value-added salads, lower sales of vegetable ingredients and sliced apples in food service, lower processed fruit ingredient sales driven by reduced raw material supply and the June 2013 exit of a non-core European healthy snacking business that previously represented approximately $12 million of net sales on an annual basis. Value-added salad sales were flat as higher volume was offset by lower average pricing, primarily driven by mix.
Other produce sales increased primarily as a result of increased pineapple volume.
Cost of Sales. Cost of sales increased 0.9% on a consolidated basis. In addition to expected industry cost increases, such as shipping and paper, weather also significantly increased our costs across businesses.
In our bananas business, cost of sales increased primarily due to weather impacts in our growing regions in Central America. This reduced productivity on both our owned and associate producer farms, and increased the volume purchased in weekly markets, primarily Ecuador. This resulted in incremental fruit and transportation costs, impacted further by poor weather in the Atlantic that deferred vessel arrivals, resulting in increased fuel consumption and vessel charters. The "Amortization of gain on shipping fleet sale" relates to the 2007 gain on the sale-leaseback of eleven cargo ships specialized for the transportation of bananas. The gain on the sale-leaseback is amortized as a reduction of "Cost of sales" over the base term of the leases, each of which expire in mid-2014 and have options for up to an additional five years. The annual amortization of the gain on shipping fleet was $14 million through 2013, with the remaining $6 million of amortization being recognized through the first half of 2014.
In our Salads and Healthy Snacks segment, cost of sales decreased due to a number of developments, including additional volume of retail value-added salads discussed above, partially offset by lower cost of sales in our processed fruit ingredient products and the exiting of a European healthy snacking business in June 2013. Additionally, harsh winter weather in much of North America during the first quarter of 2014 adversely affected logistics costs and demand imbalance impacted raw product sourcing. Our new Midwest salad plant fully met its performance targets in the first quarter of 2014 after incurring approximately $18 million in startup costs in 2013. The new facility was placed into service in 2013 and replaced three facilities in the same region.
Other produce cost of sales increased due to higher volume.
Operating Income. As a result of the above, operating income declined on a consolidated basis and in each of the operating segments. The Salads and Healthy Snacks segment also includes $2 million of marketing spend related to the 30-day Salad Swap challenge, a major national marketing program behind our Fresh Express value-added salad business.
Corporate costs represent expenses not allocated to the reportable segments, including certain selling, general and administrative costs. The increase related to the costs of the proposed combination with Fyffes, which were $6 million in the first quarter of 2014. Absent these incremental costs, corporate costs in the first quarter of 2014 were lower year on year.
Additional detail of the variances are included in the segment discussion below.
BANANA SEGMENT - NET SALES, COST OF SALES AND OPERATING INCOME ANALYSIS

Better (Worse)
(In millions)	Q1
2013 Banana segment net sales	$508
Global pricing and geographic product mix	(13)
Volume	(2)
Average European exchange rates including the effect of hedging	9
2014 Banana segment net sales	$502

(Better) Worse
(In millions)	Q1
2013 Banana segment cost of sales	$444
Volume	(2)
Sourcing and logistics costs[1]	7
Average European exchange rates	2
Tariffs	(2)
Other	(2)
2014 Banana segment cost of sales	$447
1 Sourcing costs include the costs of producing fruit in our owned operations and purchasing fruit from third party growers.  Logistics costs are significantly affected by fuel prices and scale efficiencies. Bunker fuel costs include less than $(1) million and $2 million of hedging gains (losses) in the first quarters of 2014 and 2013, respectively.

Better (Worse)
(In millions)	Q1
2013 Banana segment operating income	$30
Change in Banana segment net sales from above	(6)
Change in Banana segment cost of sales from above	(3)
2014 Banana segment operating income	$21
BANANA SEGMENT METRICS
Volume. Our banana sales volumes1 in 40-pound box equivalents were as follows:

(In millions, except percentages)	Q1 2014	Q1 2013	% Change
North America	18.4	17.5	5.1%
Europe and the Middle East:
Core Europe[2]	8.6	9.1	(5.4)%
Mediterranean[3]	2.7	2.9	(9.0)%
Middle East	0.9	1.1	(22.5)%
Europe and the Middle East	12.2	13.2	(7.7)%
Total volume	30.6	30.7	(0.4)%
1Volume sold represents all banana varieties, including Chiquita to Go, Chiquita minis, organic bananas and plantains.
2 Core Europe includes the 28 member states of the European Union, Switzerland, Norway and Iceland. Banana sales in Core Europe are primarily in euros but also include other European currencies.
3 Mediterranean markets are mainly European and Mediterranean countries that do not belong to the European Union.

Pricing. Year-over-year percentage changes in our banana prices for 2014 compared to 2013 were as follows:

Q1
North America[1]	(0.7)%

Core Europe:
Local currency	(1.3)%
Currency exchange impact	3.9%
Core Europe U.S. Dollar Basis[2]	2.6%
Mediterranean	4.5%
Middle East	13.6%
Europe and the Middle East	4.2%
1 North America pricing includes surcharges to recover fuel-related and other costs. In 2014, our surcharge was expanded to also recover increases in paper costs.

2 Prices on a U.S. dollar basis exclude the effect of hedging.

European Exchange Rates. We use hedging instruments (derivatives) to reduce the negative cash flow and earnings effect that any significant decline in the value of the euro would have on the conversion of euro-based revenue into U.S. dollars for up to 18 months in the future. To minimize the volatility that changes in fuel prices could have on the operating results of our core shipping operations, we also use hedging instruments to lock in prices of future bunker fuel purchases for up to three years in the future. Further discussion of hedging risks and instruments can be found under the caption Item 3 – Quantitative and Qualitative Disclosures About Market Risk below and Note 8 to the Condensed Consolidated Financial Statements. The average spot and hedged euro exchange rates were as follows:

(Dollars per euro)	Q1 2014	Q1 2013	% Change
Euro average exchange rate, spot	$1.37	$1.32	3.7%
Euro average exchange rate, hedged[1]	1.36	1.28	6.7%
1 Only includes realized hedging gains and losses.
Year over year increases (decreases) in our results related to the effect of European currency was as follows:

(In millions)	Q1
Net sales:
Change in euro exchange rate	$8
Change in realized hedging loss[1]	5
Change in unrealized hedging gain[2]	(3)
Effect on net sales	9
Local costs increase	(2)
Change in balance sheet translation loss[3]	—
Net effect on operating income (loss)	$7
Table may not total or recalculate due to rounding.

1 First quarter hedging loss was $1 million in 2014 versus $6 million loss in the same period of 2013.
2 Hedge accounting was terminated prospectively the first quarter of 2013 for certain currency hedges that were transferred to banks participating in the company's ABL Credit Facility. These unrealized gains and losses were recognized in "Net sales" for positions originally intended to hedge sales in the second and third quarters of 2013. Termination of hedge accounting did not change the economic purpose or effect to reduce uncertainty in the U.S. dollar realization of euro-denominated sales, but did result in unrealized changes in fair value of these hedge positions to be recognized currently in "Net sales" until the hedge positions settled. The first quarter of 2013 included $3 million of unrealized gains in Net sales associated with these option contracts. These unrealized changes net to zero in the first nine months of 2013 because all of the affected hedge positions had settled by September 30, 2013.
3 First quarter balance sheet translation was a net loss of $3 million and $2 million in 2014 and 2013, respectively.
BANANA SEGMENT - OTHER INFORMATION
Concentration of Risk. Our primary markets are in North America and Europe, but we also have sales in the Middle East and other markets. The majority of our sales in the Middle East are in Iran under license from the U.S. government that allows sale of food products to non-sanctioned parties. These sales to Iranian customers are in U.S. dollars and represent $14 million, $17 million and $19 million of "Trade receivables, less allowances" on the Condensed Consolidated Balance Sheet as of March 31, 2014, December 31, 2013 and March 31, 2013, respectively. Even though the sales in Iran are permitted, the international sanctions against Iran affected the ability of Iranian customers to pay invoices within terms because it became difficult for them to obtain U.S. dollars, euros or other suitable currencies in sufficient quantity on a regular basis. Over the course of 2012, our receivable balance with these customers increased, and we have established payment plans with each of these customers to reduce their balances. Certain customers have so far been able to find acceptable methods of payment to comply with their payment plans. However, some customers have not, and as a result, we recorded a reserve of $9 million in 2012, with an additional $2 million in 2013 as a result of further delinquency and other repayment risk. We source bananas from the Philippines for sale in the Middle East under a committed-volume, long term purchase contract with a former joint venture partner through 2016. To mitigate risk, we have reduced the amount of volume being sent to the Middle East and have developed customers in other Middle Eastern markets, such as Iraq and Saudi Arabia. However, Iran remains an important market for our Philippine-sourced bananas.
Import Regulations. Bananas imported into the European Union ("EU") from Latin America, our primary source of fruit, are subject to a tariff, while bananas imported from African, Caribbean and Pacific sources continue to enter the EU tariff-free.

In 2009, the EU and 11 Latin American countries reached the World Trade Organization ("WTO") Geneva Agreement on Trade in Bananas ("GATB"), under which the EU agreed to reduce tariffs on Latin American bananas annually, from €176 per metric ton ending with a rate of €114 per metric ton by 2019. The GATB resulted in tariff rates per metric ton of €143 in 2011, €136 in 2012 and €132 in both 2013 and 2014, respectively. The EU also signed a WTO agreement with the United States, under which it agreed not to reinstate WTO-illegal tariff quotas or licenses on banana imports.
In another regulatory development, in June 2012, the EU signed free trade area ("FTA") agreements with (i) Colombia and Peru and (ii) the Central American countries. Under both FTA agreements, the EU committed to reduce its banana tariff to €75 per metric ton over ten years for specified volumes of banana exports from each of the countries covered by these FTAs, and further required that the banana volumes assigned to each country under the Central American FTA be administered through export licenses. Implementation of an export license system in the 1990's (subsequently ruled illegal) significantly increased our logistics and other export costs. The EU implemented its FTA with Peru on March 1, 2013; its FTAs with Panama, Honduras, Nicaragua, and Colombia on August 1, 2013; its FTAs with Costa Rica and El Salvador on October 1, 2013; and its FTA with Guatemala on December 1, 2013. Because questions remain over how the banana volume and export licensing rules will be applied over time, it is still unclear what, if any, effect the new FTAs will have on our operations.
SALADS AND HEALTHY SNACKS SEGMENT - NET SALES, COST OF SALES & OPERATING INCOME ANALYSIS

Better (Worse)
(In millions)	Q1
2013 Salads and Healthy Snacks segment net sales	$240
Pricing including mix:
Retail value-added salads	(4)
Healthy snacks, foodservice and other	(2)
Volume:
Retail value-added salads	8
Healthy snacks, foodservice and other	(5)
Processed fruit ingredient products, primarily volume	(7)
Exit of European healthy snacking business	(3)
Other	3
2014 Salads and Healthy Snacks segment net sales	$230

(Better) Worse
(In millions)	Q1
2013 Salads and Healthy Snacks cost of sales	$207
Volume:
Retail value-added salads	6
Healthy snacks, foodservice and other	(4)
Mix:
Retail value-added salads	1
Industry input and manufacturing costs:
Retail value-added salads	4
Healthy snacks, foodservice and other	(4)
Processed fruit ingredient products, primarily volume	(4)
Exit of European healthy snacking business	(3)
Other	2
2014 Salads and Healthy Snacks cost of sales	$205

Better (Worse)
(In millions)	Q1
2013 Salads and Healthy Snacks segment operating income	$7
Change in Salads and Healthy Snacks segment net sales from above	(10)
Change in Salads and Healthy Snacks segment cost of sales from above	2
Selling, general and administrative, including marketing	(2)
2014 Salads and Healthy Snacks segment operating income	$(3)

SALADS AND HEALTHY SNACKS SEGMENT METRICS
Volume and average price per case for our retail value-added salads was as follows:

(In millions, except percentages)	Q1 2014	Q1 2013	% Change
Volume of 12-count cases	12.4	11.7	5.3%
Average price per case including mix[1]			(1.5)%
1 Average price per case includes fuel-related and other surcharges. Fuel surcharges generally reset quarterly based on the previous quarter's average fuel index prices.
SALADS AND HEALTHY SNACKS SEGMENT - OTHER INFORMATION
In June 2012, we entered into a 20-year build-to-suit lease agreement for a salad production and warehousing facility in the Midwest that replaced three existing facilities in the region. The lease agreement contains two 5-year extension periods. Though the construction costs were financed by the lessor, because of the specialized nature of the facility we acted as the construction agent and were responsible for all construction activity during the construction period. This resulted in us owning the facility for accounting purposes. Construction costs were finalized on March 31, 2014 and an interest rate of 6.3% was used to calculate the capital lease liability and future payments. Lease payments will increase annually based on the Consumer Price Index ("CPI"). Because we were the owner of the assets during construction, the related liability related to this facility prior to the assets being placed into service was recorded in "Other liabilities." The capital lease liability balance related to this facility was $42 million and $38 million at March 31, 2014 and December 31, 2013, respectively and the amount recorded in "Other liabilities" was $34 million at March 31, 2013. Our new Midwest salad plant fully met its performance targets in the first quarter of 2014 after incurring approximately $18 million in startup costs in 2013; the new facility was placed into service in 2013 and replaced three facilities in the same region.
INTEREST AND LOSS ON DEBT EXTINGUISHMENT
Interest expense was $15 million for each of the quarters ended March 31, 2014 and 2013. Loss on debt extinguishment in the first quarter of 2014 relates to the redemption of $10 million of the 7.875% Senior Secured Notes due 2021 ("7.875% Notes") on January 31, 2014. On February 5, 2013, we issued $425 million of 7.875% Notes, entered into a new asset-based lending facility and used the entire proceeds to retire the 7.5% senior notes due 2014 and a credit facility. Loss on debt extinguishment in the first quarter of 2013 resulted from the write-off of deferred financing fees related to the debt that was extinguished.
OTHER INCOME (EXPENSE)
In the first quarter of 2014, we disposed of a non-core healthy snacking business in Europe, resulting in a loss of $3 million, which was recorded in "Other income (expense), net". Of this loss, $1 million related to cash payments upon disposal. This business represented approximately $2 million in annual net sales and had an insignificant effect on operating income. We also continue to evaluate the exit of non-core healthy snacking operations in China that represents approximately $4 million in annual sales and an insignificant effect on operating income.
INCOME TAXES
Income taxes were a net expense of $6 million and $3 million for the quarters ended March 31, 2014 and 2013, respectively. For the first quarter of 2014 the difference in the overall effective tax rate from the U.S. statutory rate is due to the existence of valuation allowances in the U.S. and other jurisdictions, as well as the mix of earnings across various jurisdictions and discrete tax items. See further details in Note 12 to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources
We believe our cash position, cash flow generated by operating subsidiaries and borrowing capacity under our ABL Facility (defined below) will provide sufficient cash reserves and liquidity to fund our working capital needs, capital expenditures and debt service requirements for at least twelve months. At March 31, 2014 we had a cash balance of $27 million and $5 million in borrowings under the ABL Revolver (defined below), under which $90 million was available after $23 million was used to support letters of credit. A subsidiary has a committed credit line of approximately €6 million ($7 million) for bank guarantees used primarily for payments due under import licenses and duties in European countries as of the date of this report. We have €6 million ($8 million) of cash equivalents in compensating balance arrangements related to this committed credit line.
In February 2013, we issued $425 million of 7.875% senior secured notes due February 1, 2021 ("7.875% Notes") at 99.274% of par and entered into a 5-year secured asset-based lending facility ("ABL Facility"). The $457 million of net proceeds from issuance of the 7.875% Notes and the initial borrowings of the ABL Facility were used to retire the outstanding Credit Facility and the 7½% Senior Notes at par plus accrued interest. This refinancing significantly extended our debt maturities and reduced the cash required for debt service over the next several years, while still providing the ability to reduce debt with excess cash flow. In January 2014 we redeemed $10 million of the 7.875% Notes at 103% of the principal amount, plus interest to the redemption date.
The ABL Facility consists of a revolver (the "ABL Revolver") and a $7.5 million term loan (the "ABL Term Loan") and matures at the earlier of February 5, 2018 or 60 days prior to the maturity of our existing 4.25% Convertible Senior Notes due August 15, 2016, unless such notes have been satisfactorily refinanced. The ABL Facility has a maximum borrowing capacity of $150 million, with the ABL Revolver subject to a borrowing base calculation based on specified percentages of our domestic accounts receivable, certain inventory and certain domestic machinery and equipment with the potential for additional advances against foreign accounts receivable. To fund seasonal working capital needs, we borrowed $20 million and repaid $15 million under the ABL Revolver in the first quarter of 2014, and in April 2014 we borrowed $4 million and repaid $9 million, which fully repaid the ABL Revolver, and we issued an additional $1 million letter of credit, leaving an available balance under the ABL Revolver as of May 2, 2014 of $94 million. The ABL Term Loan requires annual repayments of approximately $2 million. See further information regarding the terms, description of the security and restrictions in Note 7 to the Condensed Consolidated Financial Statements.
In June 2012, we entered into a 20-year lease agreement for a salad production and warehousing facility in the Midwest that replaced three existing facilities in the region. The lease agreement contains two 5-year extension periods. Though the construction costs were financed by the lessor, because of the specialized nature of the facility we acted as the construction agent and were responsible for all construction activity during the construction period. This resulted in us owning the facility for accounting purposes. Construction costs were finalized on March 31, 2014 and an interest rate of 6.3% was used to calculate the capital lease liability and future payments. Lease payments will increase annually based on CPI. Because we were the owner of the assets during construction, the related liability related to this facility prior to the assets being placed into service was recorded in "Other liabilities." The capital lease liability balance related to this facility was $42 million and $38 million at March 31, 2014 and December 31, 2013, respectively and the amount recorded in "Other liabilities" was $34 million at March 31, 2013.
Cash provided (used) by operations was $(8) million and $15 million for the quarters ended March 31, 2014 and 2013, respectively. Changes in cash flow from operations were primarily driven by changes in operating income.
Cash flow used in investing activities includes capital expenditures of $11 million and $10 million for the quarters ended March 31, 2014 and 2013, respectively. In the first quarter of 2014, we purchased a group of banana farms in Honduras that were adjacent to farms that we already owned. The purchase included approximately 700 hectares of land, of which nearly 450 hectare are in production, as well as related buildings and equipment. The purchase price was $10 million, of which $3 was paid at closing and the remaining $7 million was financed by the sellers. Our debt to the sellers is payable in annual installments over four years. The agreement did not specify an interest rate, and we calculated the debt balance using the effective rate method and an estimated interest rate of 8%.
Depending on fuel prices, we can have significant obligations or amounts receivable under our bunker fuel forward arrangements, although we would expect any liability or asset from these arrangements to be offset by the purchase price of fuel. At March 31, 2014, December 31, 2013 and March 31, 2013, our bunker fuel forward contracts were a net asset (liability) of $(1) million, $1 million and $8 million, respectively. Depending on euro exchange rates, we can have significant obligations or amounts receivable under our euro-based currency hedging contracts, although we would expect any liability or asset from these contracts to be more than offset by an increase in the dollar realization of the underlying sales denominated in foreign currencies. At March 31, 2014, December 31, 2013 and March 31, 2013, our euro-based currency hedging contracts, including those transferred in February 2013 as further described in Note 8 to the Condensed Consolidated Financial Statements, were a net liability of $4 million, $5 million and $4 million, respectively. The amount ultimately due or receivable will depend upon fuel prices for our bunker fuel forward arrangements or the exchange rate for our euro-based hedging contracts at the dates of settlement. See Quantitative and Qualitative Disclosures About Market Risk below and Note 8 and Note 9 to the Condensed Consolidated Financial Statements for further information about our hedging activities. We expect operating cash flows will be sufficient to cover hedging obligations, if any.
We face certain contingent liabilities which are described in Note 16 to the Condensed Consolidated Financial Statements; in accordance with generally accepted accounting practices, reserves have not been established for most of the ongoing matters, even when we have been required to deposit payments to preserve our right to appeal some of the Italian customs and tax cases. In connection with these contingent liabilities, we have been required to deposit payments in installments totaling €39 million ($54 million) through 2019 to preserve our right to appeal the customs and tax assessments. Of these assessments, we have deposited €23 million ($32 million) through March 31, 2014, which is included in "Investments and other assets, net" on the Condensed Consolidated Balance Sheet pending resolution of the appeals process. Based on rulings described in Note 16 to the Condensed Consolidated Financial Statements, approximately €2 million ($2 million) deposited for customs and tax assessments in Genoa will be refunded or applied to deposit requirements in other jurisdictions. Once the Genoa rulings are processed, remaining required installments on other open matters are expected to be approximately €4 million ($6 million) 2014 through 2016, €4 million ($5 million) in 2017 and less than €1 million ($1 million) in 2018 and 2019; however, if we ultimately prevail in these cases, any deposits we have made are also expected to be refunded with interest. Because court rulings have varied, we have not been assessed in similar matters in other jurisdictions, but may be required to make additional payments based on future appeals or court rulings. We presently expect that we would use existing cash and borrowing resources together with operating cash flow to satisfy any such liabilities. It is possible that in future periods we could have to pay damages or other amounts in excess of the installment plans, the exact amount of which would be at the discretion of the applicable court or regulatory body.
Also as described in Note 16 to the Condensed Consolidated Financial Statements, in connection with a court judgment against one of our insurance carriers, National Union, we have received $12 million through March 31, 2014 from National Union for defense costs in certain matters. In March 2013, the Ohio Court of Appeals ruled that National Union is not obligated to provide coverage for these defense costs and remanded the case to the trial court to determine whether National Union is entitled to repayment of the defense costs that it has already paid. The case is pending on remand. We have deferred these cash receipts in "Accrued liabilities" pending resolution of the appeals process.
We have not made dividend payments since 2006. Many of our debt instruments, including the 7.875% Notes and the ABL Facility, which are described in Note 7 to the Condensed Consolidated Financial Statements, impose limitations on CBII's ability to pay dividends on its common stock. At March 31, 2014, the company was in compliance with each of its debt instruments and expects to remain in compliance for at least twelve months. In connection with the proposed combination with Fyffes, which remains subject to shareholder approval by both Chiquita and Fyffes shareholders as well as required regulatory approvals in the U.S., the European Union and other jurisdictions, we made customary representations and warranties, and agreed to customary covenants limiting our ability to, among other things: issue shares of capital stock; pay dividends; repurchase, redeem or acquire capital stock; redeem, repurchase, prepay or incur indebtedness; enter into, terminate or amend existing material contracts; enter into employment or severance agreements with certain employees; acquire equity interests or assets of third parties; sell or otherwise dispose of assets; and conduct restructuring or reorganization activities. The proposed combination is expected to be completed before the end of 2014.
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
See Note 16 to the Condensed Consolidated Financial Statements for a further description of legal proceedings and other risks including, in particular, (1) the civil litigation and investigations relating to payments made to our former Colombian subsidiary to a Colombian paramilitary group and (2) customs and tax proceedings in Italy.

Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates described in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013.
New Accounting Standards
See Note 17 to the Condensed Consolidated Financial Statements for information on relevant new accounting standards.
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
Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Reference is made to the discussion under Management's Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Management – Financial Instruments in our 2013 Annual Report on Form 10-K. As of March 31, 2014, the only material changes from the information presented in the Form 10-K are contained in the information provided below.
Our products are distributed in nearly 70 countries. International sales are made primarily in U.S. dollars and major European currencies. We reduce currency exchange risk from sales originating in currencies other than the U.S. dollar by exchanging local currencies for dollars promptly upon receipt. We consider our exposure, current market conditions and hedging costs in determining when and whether to enter into new hedging instruments to hedge the dollar value of our estimated euro net sales up to 18 months into the future. We may use average rate put options, average rate collars (an average rate put option paired with an average rate call option) and average rate forward contracts to manage our exposure to euro exchange rates. Average rate put options require an upfront premium payment and reduce the risk of a decline in the value of the euro without limiting the benefit of an increase in the value of the euro. Average rate call options sold by us require an upfront premium payment to be received from the counterparty and limit the benefit of an increase in the value of the euro without limiting the risk of a decline in the value of the euro. We may use average rate call options to reduce the cost of currency hedging coverage. In some cases, we may simulate an average rate forward contract by entering into an average rate put and an average rate call at the same strike rate to lock in the future exchange rate of the notional amount ("synthetic average rate forward"). These instruments do not require upfront premium payments. We expect that any loss on these contracts would be more than offset by an increase in the dollar realization of the underlying sales denominated in foreign currencies.
At April 25, 2014, we had:

•
Average rate collars for approximately 25% of our expected net sales for the remainder of 2014 and approximately 25% of our expected net sales in the first half of 2015 that protect from a decline in the exchange rate below $1.31 per euro and $1.34 per euro, respectively, and limit the benefit of an increase in the exchange rate above $1.39 per euro and $1.42 per euro, respectively.

•
Average rate forwards and synthetic average rate forwards that lock in the value of the euro for approximately 50% of our expected net sales for the remainder of 2014 and approximately 25% of our expected net sales in the first half of 2015 at $1.36 per euro and $1.37 per euro, respectively.

Our shipping operations are exposed to the risk of rising fuel prices. To reduce the risk of rising fuel prices, we enter into bunker fuel forward contracts (swaps) that allow us to lock in fuel prices up to three years in the future. Bunker fuel forward contracts can offset increases in market fuel prices or can result in higher costs from declines in market fuel prices, but in either case reduce the volatility of changing fuel prices on our results. The price we pay to ship bananas and other produce in container equipment on board third parties' container ships includes an adjustment for fuel costs that is not subject to our hedging program. At March 31, 2014, we had deferred gains (losses) on bunker fuel hedges included in "Accumulated other comprehensive income (loss)" of $(1) million and less than $1 million that are expected to offset (increase) our cost of bunker fuel in 2014 and 2015, respectively, and represent coverage for expected fuel purchases of approximately 75% and 50%, respectively.
We carry hedging instruments at fair value on our Consolidated Balance Sheets. The fair value of the currency hedge portfolio, including those transferred in February 2013 as further described in Note 8 to the Condensed Consolidated Financial Statements, and bunker fuel forward contracts was a net asset (liability) of $(4) million, $(4) million and $3 million at March 31, 2014, December 31, 2013, and March 31, 2013, respectively. A hypothetical 10% increase in the euro currency rates would have resulted in a decline in fair value of the currency hedge portfolio of approximately $47 million at March 31, 2014. However, we expect that any loss on these put and call options would be more than offset by an increase in the dollar realization of the underlying sales denominated in foreign currencies. A hypothetical 10% decrease in bunker fuel rates would result in a decline in fair value of the bunker fuel forward contracts of approximately $7 million at March 31, 2014. However, we expect that any decline in the fair value of these contracts would be offset by a decrease in the cost of underlying fuel purchases.
See Note 8 to the Condensed Consolidated Financial Statements for additional discussion of our hedging activities. See Note 9 to the Condensed Consolidated Financial Statements for additional discussion of fair value measurements.
DEBT INSTRUMENTS
Although the Condensed Consolidated Balance Sheets do not present debt at fair value, we have a significant amount of fixed-rate debt whose fair value could fluctuate as a result of changes in prevailing market rates. At March 31, 2014, we had $615 million principal balance of fixed-rate debt, which included the 7.875% Notes and the 4.25% Convertible Senior Notes. The $200 million principal balance of the Convertible Notes is greater than their $167 million carrying value due to the accounting standards for convertible notes such as ours that are described in Note 7 to the Condensed Consolidated Financial Statements. The $415 million principal balance of the 7.875% Notes is greater than their $412 million carrying value due to the related discount that will be amortized over the life of the 7.875% Notes. A hypothetical 0.50% increase in interest rates would have resulted in a decline in the fair value of our fixed-rate debt of approximately $13 million at March 31, 2014.
The refinancing activities in 2013 significantly reduced our exposure to changes in variable interest rates to a nominal amount.
Item 4 – Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, are (a) accumulated and communicated to our management to allow timely decisions regarding required disclosure and (b) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. An evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness as of March 31, 2014 of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of that date.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes during the quarter ended March 31, 2014 in our internal control over financial reporting, as defined in Rule 13a-15f under the Exchange Act that have materially affected or are reasonably likely to affect our internal control over financial reporting.

PART II – Other Information
Item 1 – Legal Proceedings
The information included in Note 16 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q regarding the Colombia Related Matters and the Italian Customs and Tax Cases is incorporated by reference into this Item.
Item 6 – Exhibits
*Exhibit 2.1 – Transaction Agreement, dated as of March 10, 2014, by and among Chiquita, Fyffes, ChiquitaFyffes, US Holdco and Merger Sub (Exhibit 2.1 to Current Report on Form 8-K filed March 12, 2014)
*Exhibit 2.2 – Part A of Appendix III to Rule 2.5 Announcement, dated March 10, 2014 (Conditions of the Scheme Transaction and the Scheme) (Exhibit 2.2 to Current Report on Form 8-K filed March 12, 2014)
*Exhibit 2.3 –Expense Reimbursement Agreement, dated as of March 10, 2014, by and between Chiquita and Fyffes (Exhibit 2.3 to Current Report on Form 8-K filed March 12, 2014)
*Exhibit 2.4 – Deed of Irrevocable Undertaking by the Balkan Entities, in favor of Chiquita and ChiquitaFyffes, dated March 9, 2014 (Exhibit 2.4 to Current Report on Form 8-K filed March 12, 2014)
*Exhibit 10.1 – Consent and Amendment No. 1 to Credit Agreement, dated as of March 10, 2014, to the Credit Agreement dated February 5, 2013, by and among Chiquita, certain of its subsidiaries as borrowers, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto (Exhibit 10.1 to Current Report on Form 8-K filed March 12, 2014)
Exhibit 10.2 – 2014-2016 LTIP Terms
Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
Exhibit 32 – Section 1350 Certifications
Exhibit 101.INS – XBRL Instance Document
Exhibit 101.SCH – XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF – XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 101.LAB – XBRL Taxonomy Extension Label Linkbase Document
* Incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIQUITA BRANDS INTERNATIONAL, INC.

By:	/s/ Joseph B. Johnson
Joseph B. Johnson
Vice President and Chief Accounting Officer
May 9, 2014