Form 10-Q
period 2014-06-30
CHIQUITA BRANDS INTERNATIONAL INC
filed 2014-08-07
CIK 101063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 4, 2014, there were 46,965,393 shares of Common Stock outstanding.

Chiquita Brands International, Inc.

PART I – Financial Information
Item 1 – Financial Statements
Chiquita Brands International, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2014	2013	2014	2013
Net sales	$825,847	$812,171	$1,587,837	$1,586,423
Cost of sales	716,307	693,346	1,401,559	1,372,497
Selling, general and administrative	57,708	62,484	117,558	116,261
Depreciation	13,089	13,455	26,588	27,082
Amortization	2,342	2,341	4,683	4,683
Equity in earnings of investees	(332)	(72)	(332)	(72)
Restructuring and relocation costs	—	41	460	258
Operating income	36,733	40,576	37,321	65,714
Interest income	641	775	1,305	1,507
Interest expense	(15,299)	(14,778)	(30,767)	(29,342)
Loss on debt extinguishment	—	—	(521)	(6,275)
Other income (expense), net	(242)	1,568	(4,136)	2,123
Income before income taxes	21,833	28,141	3,202	33,727
Income tax benefit (expense)	(3,997)	2,959	(9,969)	(250)
Net income (loss)	$17,836	$31,100	$(6,767)	$33,477

Earnings (loss) per common share – basic	$0.38	$0.67	$(0.14)	$0.72
Earnings (loss) per common share – diluted	$0.37	$0.66	$(0.14)	$0.71
See Notes to Condensed Consolidated Financial Statements.

Chiquita Brands International, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Net income (loss)	$17,836	$31,100	$(6,767)	$33,477
Unrealized foreign currency translation gains (losses)	(1)	(17)	15	372
Realized gains for foreign currency translation on business disposal reclassified into Other income (expense), net	—	—	252	—
Net other comprehensive income (loss) related to foreign currency translation	(1)	(17)	267	372

Change in fair value of available-for-sale investment	—	—	—	157
Realized gains of available-for-sale investment reclassified into Other income (expense), net	—	—	—	(561)
Net other comprehensive loss related to available-for-sale investment	—	—	—	(404)

Unrealized gains (losses) on derivatives for the period	4,441	(11,187)	3,395	(2,125)
Derivative losses reclassified into Net sales	1,020	6,582	2,047	15,214
Derivative gains reclassified into Cost of sales	(61)	(2,151)	(236)	(4,990)
Net other comprehensive income (loss) related to derivatives	5,400	(6,756)	5,206	8,099

Actuarial gains (losses) for the period, net of $0, $15, $(259) and $(130), respectively, of income tax expense (benefit)	(563)	15	(905)	(1,406)
Amortization included in pension cost	296	338	596	676
Net other comprehensive gain (loss) related to defined benefit pension and severance plans	(267)	353	(309)	(730)
	5,132	(6,420)	5,164	7,337
Comprehensive income (loss)	$22,968	$24,680	$(1,603)	$40,814
See Notes to Condensed Consolidated Financial Statements.

Chiquita Brands International, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)	June 30, 2014	December 31, 2013	June 30, 2013
ASSETS
Current assets:
Cash and equivalents	$54,513	$54,017	$66,968
Trade receivables, less allowances of $19,545, $19,602 and $18,122, respectively	271,895	252,068	302,725
Other receivables, net	60,575	56,273	68,486
Inventories	211,311	210,564	218,435
Prepaid expenses	39,139	49,733	41,466
Other current assets	7,396	6,540	18,837
Total current assets	644,829	629,195	716,917
Property, plant and equipment, net	399,862	390,773	393,840
Investments and other assets, net	109,747	108,077	88,173
Trademarks	426,085	426,085	426,085
Goodwill	18,095	18,095	18,095
Other intangible assets, net	82,229	86,913	91,596
Total assets	$1,680,847	$1,659,138	$1,734,706
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$4,610	$2,271	$3,078
Accounts payable	251,579	248,273	273,784
Accrued liabilities	169,261	158,034	153,171
Total current liabilities	425,450	408,578	430,033
Long-term debt and capital lease obligations, net of current portion	632,492	629,353	598,725
Accrued pension and other employee benefits	80,274	77,066	79,709
Deferred gain – sale of shipping fleet	—	6,290	13,356
Deferred tax liabilities	106,784	103,679	110,122
Other liabilities	59,593	59,734	88,047
Total liabilities	1,304,593	1,284,700	1,319,992
Commitments and contingencies	—	—	—
Shareholders' equity:
Common stock, $.01 par value (46,916,600, 46,829,913 and 46,525,952 shares outstanding, respectively)	469	468	465
Capital surplus	843,082	839,664	838,056
Accumulated deficit	(446,678)	(439,911)	(390,619)
Accumulated other comprehensive loss	(20,619)	(25,783)	(33,188)
Total shareholders' equity	376,254	374,438	414,714
Total liabilities and shareholders' equity	$1,680,847	$1,659,138	$1,734,706
See Notes to Condensed Consolidated Financial Statements.

Chiquita Brands International, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	Six Months Ended June 30,
(In thousands)	2014	2013
Cash provided (used) by:
OPERATIONS
Net income (loss)	$(6,767)	$33,477
Depreciation and amortization	31,271	31,765
Loss on debt extinguishment	521	6,275
Amortization of discount on Convertible Notes	6,003	5,318
Amortization of gain on sale of the shipping fleet	(6,290)	(6,848)
Stock-based compensation	3,419	3,498
Changes in current assets and liabilities and other	10,026	(11,040)
Operating cash flow	38,183	62,445
INVESTING
Capital expenditures	(25,322)	(21,486)
Other, net	(978)	11,008
Investing cash flow	(26,300)	(10,478)
FINANCING
Issuances of long-term debt	—	429,415
Repayments of long-term debt and capital lease obligations	(10,896)	(412,076)
Borrowings under the ABL Revolver	24,000	36,590
Repayments of the ABL Revolver	(24,000)	(36,590)
Repayments of the Credit Facility Revolver	—	(40,000)
Payments for debt modification and issuance costs	(191)	(13,364)
Payments of debt extinguishment costs	(300)	—
Financing cash flow	(11,387)	(36,025)
Increase in cash and equivalents	496	15,942
Cash and equivalents, beginning of period	54,017	51,026
Cash and equivalents, end of period	$54,513	$66,968
See Notes to Condensed Consolidated Financial Statements.

Chiquita Brands International, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1 – Basis of Presentation
The accompanying interim financial statements of Chiquita Brands International, Inc., which we refer to as Chiquita, the company, we or us, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in our Form 10-K for year ended December 31, 2013. In the opinion of management, all adjustments, which include only normal recurring adjustments unless otherwise noted, necessary for a fair statement of the results of the interim periods shown have been made. The results of operations for interim periods are subject to significant seasonal variations typical to the industry and are not indicative of the results to be expected for the full year. The Condensed Consolidated Financial Statements include the accounts of Chiquita Brands International, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
Note 2 – Earnings Per Share
Basic and diluted earnings (loss) per common share ("EPS") are calculated as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
Net income (loss)	$17,836	$31,100	$(6,767)	$33,477

Weighted average common shares outstanding (used to calculate basic EPS)	46,915	46,481	46,883	46,426
Dilutive effect of stock options and other stock awards	1,212	835	—	769
Weighted average common shares outstanding (used to calculate diluted EPS)	48,127	47,316	46,883	47,195

Earnings (loss) per common share – basic	$0.38	$0.67	$(0.14)	$0.72
Earnings (loss) per common share – diluted	$0.37	$0.66	$(0.14)	$0.71
If we had generated net income for the six months ended June 30, 2014, an additional 1.2 million shares would have been added to basic weighted average common shares outstanding to calculate diluted EPS.
The assumed conversions to common stock of stock options, other stock awards and 4.25% Convertible Senior Notes due 2016 ("Convertible Notes") are excluded from weighted average common shares outstanding used to calculate diluted EPS in periods when these items, on an individual basis, have an anti-dilutive effect on diluted EPS. For the quarters and six months ended June 30, 2014 and 2013, the effect of the conversion of the Convertible Notes would have been anti-dilutive because the average trading price of the common stock was below the initial conversion price of $22.45 per share. In addition, certain stock options and other stock awards totaling 1.7 million for the quarter ended June 30, 2013, and 0.1 million and 1.8 million for the six months ended June 30, 2014 and 2013, respectively, were outstanding but not included in the computation of diluted EPS because they were anti-dilutive. There were no anti-dilutive stock awards outstanding for the quarter ended June 30, 2014.
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
In the proposed combination, Fyffes will become a wholly owned subsidiary of a new Irish holding company, ChiquitaFyffes plc ("ChiquitaFyffes"). Fyffes shareholders will receive 0.1567 of a ChiquitaFyffes ordinary share for each Fyffes share they hold and, upon completion of the combination, will own approximately 49.3% of ChiquitaFyffes ordinary shares, on a fully diluted basis. Chiquita will become an indirect wholly-owned subsidiary of ChiquitaFyffes and Chiquita shareholders will receive one ChiquitaFyffes ordinary share for each Chiquita share that they hold and, upon completion of the combination, will own approximately 50.7% of ChiquitaFyffes ordinary shares, on a fully diluted basis. The combination is expected to result in operating synergies.
The proposed combination is expected to be completed before the end of 2014, but remains subject to shareholder approval by both Chiquita and Fyffes shareholders as well as remaining required regulatory approvals in the European Union and other jurisdictions. The special meeting of shareholders of Chiquita to approve the combination is currently scheduled for September 17, 2014.
The proposed combination will be accounted for as a business combination using the acquisition method of accounting under the provisions of Accounting Standards Codification ("ASC") 805, with Chiquita determined to be the accounting acquirer.
The following preliminary purchase price calculation is based on the outstanding common shares of Fyffes plc, plus stock options expected to vest on or before the closing date, Chiquita's closing stock price on March 7, 2014 (the last trading day prior to the public announcement of the combination) and the latest practicable date prior to the filing of this Form 10-Q. The purchase price consideration could change materially and will ultimately be based on the closing date share price of Chiquita stock on the final date of the combination and the number of Fyffes stock options that will have vested by that date.

	March 7, 2014	August 4, 2014
Chiquita's closing share price	$10.84	$9.60
Preliminary purchase price consideration	$519 million	$460 million
In connection with the proposed combination, we have incurred and expect to continue to incur significant legal, advisory and other expenses, of which $3 million and $9 million were incurred and expensed during the quarter and six months ended June 30, 2014, respectively. The transaction agreement also provides for equal cost-sharing of fees between Chiquita and Fyffes relating to obtaining regulatory approvals. In the transaction agreement related to the proposed combination, we made customary representations and warranties, and agreed to customary covenants limiting our ability to, among other things: issue shares of capital stock; pay dividends; repurchase, redeem or acquire capital stock; redeem, repurchase, prepay or incur indebtedness; enter into, terminate or amend existing material contracts; enter into employment or severance agreements with certain employees; acquire equity interests or assets of third parties; sell or otherwise dispose of assets; and conduct restructuring or reorganization activities.
Note 4 – Restructuring
In August 2012, we announced a restructuring plan to transform the company into a branded commodity operator. The restructuring plan was designed to reduce costs and improve our competitive position by focusing our resources on the banana and salad businesses, reducing investment in non-core products, reducing overhead and manufacturing cost and limiting consumer marketing activities. In connection with this restructuring plan, we eliminated approximately 300 positions worldwide and incurred $18 million of restructuring costs, including $11 million of severance and $5 million of impairments primarily related to fixed assets and certain promotional and packaging materials. The restructuring was substantially complete at December 31, 2012. At June 30, 2014 we had a remaining severance accrual of less than $1 million related to severance payments to the former chief executive officer.
Due to the restructuring plan and related reductions of investment in non-core products, we also sold one of our European healthy snacking businesses in the second quarter of 2013. The business was sold for €3 million ($4 million) resulting in a gain of $2 million recognized in "Other income (expense), net" in the Condensed Consolidated Statements of Operations. This business represented approximately $12 million in annual net sales and had an insignificant effect on operating income.
In the first quarter of 2014, we disposed of another non-core healthy snacking business in Europe, resulting in a loss of $3 million, which was recorded in “Other income (expense), net.” Of this loss, $1 million related to cash payments upon disposal. This business represented approximately $2 million in annual net sales and had an insignificant effect on operating income.
Note 5 – Trade and Finance Receivables
TRADE RECEIVABLES
Our primary markets are in North America and Europe, but we also have sales in the Middle East and other markets. The majority of our sales in the Middle East are in Iran under license from the U.S. government that allows sale of food products to non-sanctioned parties. Sales to Iranian customers are in U.S. dollars and represent $12 million, $17 million and $18 million of "Trade receivables, less allowances" on the Condensed Consolidated Balance Sheet as of June 30, 2014, December 31, 2013

and June 30, 2013, respectively. Even though the sales in Iran are permitted, the international sanctions against Iran affected the ability of certain Iranian customers to pay invoices within terms because it became difficult for them to obtain U.S. dollars, euros or other suitable currencies in sufficient quantity on a regular basis. Over the course of 2012, our receivable balance with these customers increased, and we established payment plans with each of these customers to reduce their balances. Certain customers have so far been able to find acceptable methods of payment to comply with their payment plans. However, some customers have not, and as a result, we recorded a reserve of $9 million in 2012, with an additional $2 million in 2013 as a result of further delinquency and other repayment risk. We source bananas from the Philippines for sale in the Middle East under a committed-volume, long term purchase contract with a former joint venture partner through 2016. To mitigate risk, we have reduced the amount of volume being sent to the Middle East and have developed other Middle Eastern markets. However, Iran remains an important market for our Philippine-sourced bananas.
FINANCE RECEIVABLES
Finance receivables were as follows:

	June 30, 2014		December 31, 2013		June 30, 2013
(In thousands)	Grower Receivables	Seller Financing	Grower Receivables	Seller Financing	Grower Receivables	Seller Financing
Gross receivable	$34,012	$25,327	$35,761	$27,127	$37,251	$28,858
Reserve	(32,777)	—	(32,877)	—	(33,904)	—
Net receivable	$1,235	$25,327	$2,884	$27,127	$3,347	$28,858

Current portion, net	$1,235	$4,148	$2,884	$3,990	$3,347	$3,837
Long-term portion, net	—	21,179	—	23,137	—	25,021
Net receivable	$1,235	$25,327	$2,884	$27,127	$3,347	$28,858
Activity in the reserve for grower receivables is as follows:

(In thousands)	2014	2013
Reserve at beginning of year	$32,877	$36,854
Charged to costs and expenses	—	26
Recoveries	—	(51)
Foreign exchange and other	—	1
Reserve at March 31	$32,877	$36,830
Charged to costs and expenses	—	35
Recoveries	(100)	(51)
Write-offs	—	(2,910)
Foreign exchange and other	—	—
Reserve at June 30	$32,777	$33,904
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
The gross grower receivable balance includes $29 million, $29 million and $30 million (all of which were classified as long-term) related to a Chilean grower of grapes and other produce as of June 30, 2014, December 31, 2013 and June 30, 2013, respectively. In 2011, we fully reserved the advances made to this Chilean grower, who was declared bankrupt later that year. We continue to aggressively negotiate recovery.
We provided seller financing in the 2009 sale of the former joint venture that sourced bananas and pineapples from the Philippines for sale in the Middle East and Asia. The financing for the sale of this joint venture is a note that is receivable in equal installments through 2019. As of June 30, 2014, payments are current on this note receivable.

Note 6 – Inventories
Inventories consist of the following:

(In thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Finished goods	$69,411	$69,450	$67,908
Growing crops	74,356	74,985	78,951
Raw materials, supplies and other	67,544	66,129	71,576
	$211,311	$210,564	$218,435
Note 7 – Debt including Capital Lease Obligations
The carrying values of our debt represent amortized cost and are summarized below with estimated fair values:

	June 30, 2014		December 31, 2013		June 30, 2013
	Carrying Value	Estimated Fair Value[1]	Carrying Value	Estimated Fair Value[1]	Carrying Value	Estimated Fair Value[1]
(In thousands)
7.875% Senior Secured Notes due 2021	$412,325	$455,000	$422,174	$459,000	$422,028	$445,000
4.25% Convertible Senior Notes due 2016	170,053	200,000	164,050	194,000	158,400	192,000
ABL Term Loan	5,625	5,000	6,375	6,000	7,125	7,000
Capital lease obligations[2]	42,558	42,000	39,025	39,000	14,250	14,000
Other debt	6,541	6,000	—	—	—	—
Less current portion	(4,610)		(2,271)		(3,078)
Total long-term debt and capital lease obligations	$632,492		$629,353		$598,725

[1]
The fair value of the senior notes is based on observable inputs, which include quoted prices for similar assets or liabilities in an active market and market-corroborated inputs (Level 2). All other debt may be traded on the secondary loan market, and the fair value is based on either the last available trading price, if recent, or trading prices of comparable debt (Level 3). See Note 9 for further discussion of fair value.

[2]	Capital lease obligations include the borrowings for the salad production and warehousing facility in the Midwest. See further description of the build-to-suit lease below.
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

The carrying amounts of the debt and equity components of the Convertible Notes are as follows:

(In thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Principal amount of debt component[1]	$200,000	$200,000	$200,000
Unamortized discount	(29,947)	(35,950)	(41,600)
Net carrying amount of debt component	$170,053	$164,050	$158,400
Equity component	$84,904	$84,904	$84,904
Issuance costs and income taxes	(3,210)	(3,210)	(3,210)
Equity component, net of issuance costs and income taxes	$81,694	$81,694	$81,694

[1]
As of June 30, 2014, December 31, 2013 and June 30, 2013, the Convertible Notes' "if-converted" value did not exceed their principal amount because our common stock price was below the conversion price of the Convertible Notes.

The interest expense related to the Convertible Notes was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
4.25% coupon interest	$2,125	$2,125	$4,250	$4,250
Amortization of deferred financing fees	117	117	235	235
Amortization of discount on the debt component	3,046	2,699	6,003	5,318
Total interest expense related to the Convertible Notes	$5,288	$4,941	$10,488	$9,803
ASSET-BASED LENDING FACILITY
CBII and CBL also entered into a 5-year secured asset-based lending facility ("ABL Facility") concurrently with the closing of the 7.875% Notes offering on February 5, 2013. The ABL Facility consists of a revolver (the "ABL Revolver") and a $7.5 million term loan (the "ABL Term Loan"). The ABL Facility matures at the earlier of February 5, 2018 or 60 days prior to the maturity of the 4.25% Convertible Senior Notes due August 15, 2016, unless such notes have been satisfactorily refinanced. The ABL Term Loan requires annual repayments of approximately $2 million. A consent was obtained on March 10, 2014 to facilitate the combination with Fyffes as described in Note 3.
The ABL Facility has a maximum borrowing capacity of $150 million, with the ABL Revolver subject to a borrowing base calculation based on specified percentages of domestic receivables, certain inventory and certain domestic machinery and equipment.
At June 30, 2014, there were no borrowings under the ABL Revolver, under which $92 million was available after $24 million was used to support letters of credit.
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

At June 30, 2014, the weighted average interest rate for the ABL Facility was LIBOR plus 2.75%, or 2.90%.
The ABL Facility contains a fixed charge coverage ratio covenant that only becomes applicable when excess availability (as defined under such facility) is less than $20 million. The ABL Facility also contains a covenant requiring CBII and its subsidiaries to maintain substantially all of its cash in accounts that are subject to the control of the collateral agent under the ABL Facility which only becomes applicable when (a) an event of default under the facility occurs and is continuing or (b) excess availability (as defined under such facility) is less than $25 million.
The ABL facility also contains other customary affirmative and negative covenants, including limitations on CBII and its subsidiaries' ability to incur indebtedness, create or permit the existence of liens over their assets, engage in certain mergers, asset sales and liquidations, prepay certain indebtedness, pay dividends and other "restricted payments," and engage in transactions with their affiliates, in each case subject to customary exceptions. At June 30, 2014, we were in compliance with the ABL and its other agreements and expect to remain in compliance for at least the next twelve months.

BUILD-TO-SUIT LEASE FOR MIDWEST SALAD PLANT CONSOLIDATION
In June 2012, we entered into a 20-year lease agreement for a salad production and warehousing facility in the Midwest that replaced three existing facilities in the region. The lease agreement contains two 5-year extension periods. The plant was phased into service during 2013, and the construction costs were finalized on March 31, 2014 resulting in an interest rate of 6.3% to calculate the capital lease liability and future payments. Lease payments will increase annually based on CPI. The total liability related to this facility was $42 million, $38 million and $39 million at June 30, 2014, December 31, 2013 and June 30, 2013, respectively, of which approximately $1 million was current at each of those dates. At June 30, 2014 and December 31, 2013, this liability was included as a capital lease obligation on the Condensed Consolidated Balance Sheets. Though the construction costs were financed by the lessor, we acted as the construction agent and were responsible for all construction activity during the construction period because of the specialized nature of the facility. As a result, we were treated as the owner for accounting purposes during the construction period, resulting in $2 million and $23 million of the liability being included in "Accrued liabilities" and "Other liabilities," respectively, on the Condensed Consolidated Balance Sheet at June 30, 2013 for the obligation related to assets that had not yet been placed into service.
OTHER DEBT
In the first quarter of 2014, we purchased a group of banana farms in Honduras that were adjacent to farms that we already owned. The purchase included approximately 700 hectares of land, of which nearly 450 hectares are in production, as well as related buildings and equipment. The purchase price was $10 million, of which $3 million, which is included in "Investing: Other, net" in the Condensed Consolidated Statement of Cash Flows, was paid at closing and the remaining $7 million was financed by the sellers. Our debt to the sellers is payable in annual installments over four years. The agreement did not specify an interest rate, and we calculated the debt balance using the effective rate method and an estimated interest rate of 8%.
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
To manage its exposure to exchange rates on the conversion of euro-based revenue into U.S. dollars, we use average rate euro put options, average rate collars (a purchased average rate euro put option paired with a sold average rate euro call option) and average rate euro forward contracts. In some cases, we may enter into an average rate euro put and an average rate euro call at the same strike rate (a "synthetic average rate forward") to effectively lock in the exchange rate of the notional amount similar to an average rate euro forward. Average rate euro put options require an upfront premium payment and reduce the risk of a decline in the value of the euro without limiting the benefit of an increase in the value of the euro. Average rate euro call options sold by us require an upfront premium payment to be received from the counterparty and limit the benefit of an increase in the value of the euro without limiting the risk of a decline in the value of the euro. Average rate forward contracts lock in the value of the euro and do not require an upfront premium. These instruments are designated as cash flow hedges. At June 30, 2014, the amount of unrealized net losses on our currency hedging portfolio that would be reclassified to net income, if realized in the next twelve months, is $1 million; these net losses were deferred in "AOCI."
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

Loss of hedge accounting did not affect the put and call options' purpose of reducing the volatility inherent in exchanging euro-based revenue into U.S. dollars or change the ultimate earnings or cash flow recognized upon settlement of each position. However, loss of hedge accounting resulted in unintended volatility of earnings for the first, second and third quarters of 2013 as the fair market value adjustments after the transfer date was recognized in "Net sales." Ultimately, for the year ended December 31, 2013, the effect on earnings was the same as if we had maintained hedge accounting. Activity related to the transferred positions at June 30, 2013 was as follows:

	Six months ended June 30, 2013
(In thousands)	Realized Losses Recorded in "Net sales"	Unrealized Gains (Losses) Recorded in "Net sales"	Losses Deferred in AOCI at June 30, 2013
€25 million purchased euro put option settled in Q1 2013	$—	$—	$—
€25 million sold euro call option settled in Q1 2013	(620)	—	—
€19 million purchased euro put option to settle in Q2 2013	—	—	—
€19 million sold euro call option to settle in Q2 2013	(507)	—	—
€27 million purchased euro put options to settle in Q3 2013	—	(73)	(1,447)
€27 million sold euro call options to settle in Q3 2013	—	1,750	(1,083)
	$(1,127)	$1,677	$(2,530)
In the quarter ended June 30, 2013, we recorded realized losses of $1 million and unrealized losses of $2 million in "Net sales" related to the transferred positions.
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

	Quarter ended June 30,		Six months ended June 30,
(In thousands)	2014	2013	2014	2013
Gains (losses) on 30-day euro forward contracts	$471	$(1,678)	$259	$264
Losses from fluctuations in the value of the net monetary assets exposed to euro exchange rates	(1,595)	(830)	(3,946)	(5,052)
We also enter into bunker fuel forward contracts for our shipping operations, which permit us to lock in fuel purchase prices for up to three years and thereby minimize the volatility that changes in fuel prices could have on our operating results. These bunker fuel forward contracts are designated as cash flow hedging instruments. At June 30, 2014, the amount of unrealized net gains on our bunker fuel hedging portfolio that would be reclassified to net income, if realized, in the next twelve months is $1 million; these net gains were deferred in "Accumulated other comprehensive income (loss)."

At June 30, 2014, our hedge portfolio was comprised of the following outstanding positions:

	Notional Amount	Contract Average Rate/Price	Settlement Period
Derivatives designated as hedging instruments:
Currency derivatives:
Purchased euro put options	€87 million	$1.33/€	2014
Sold euro call options	€87 million	$1.39/€	2014
Average rate forward contracts	€64 million	$1.36/€	2014
Purchased euro put options	€113 million	$1.36/€	2015[1]
Sold euro call options	€113 million	$1.40/€	2015[1]
Average rate forward contracts	€14 million	$1.38/€	2015[1]

3.5% Rotterdam Barge fuel derivatives:
Bunker fuel forward contracts	43,266 mt	$592/mt	2014
Bunker fuel forward contracts	59,800 mt	$556/mt	2015[1]

Derivatives not designated as hedging instruments:
30-day euro forward contracts	€49 million	$1.36/€	July 2014

[1]	Settlement periods for bunker fuel forward contracts and currency derivatives are through September 2015 and June 2015, respectively.
Activity related to our derivative assets and liabilities designated as hedging instruments is as follows:

	2014		2013
(In thousands)	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Currency Hedge Portfolio	Bunker Fuel Forward Contracts
Balance at beginning of year	$(5,014)	$988	$(23,215)	$8,572
Realized (gains) losses included in net income	1,229	(175)	5,601	(2,839)
Transfers[1]	—	—	7,638	—
Purchases, net[2]	277	—	541	—
Changes in fair value	(323)	(1,447)	6,310	1,888
Balance at March 31	$(3,831)	$(634)	$(3,125)	$7,621
Realized (gains) losses included in net income	1,414	(61)	4,766	(2,151)
Purchases, net [2]	—	—	62	—
Changes in fair value	1,906	1,641	(5,142)	(7,673)
Balance at June 30	$(511)	$946	$(3,439)	$(2,203)

[1]	Represents the fair value at the transfer date of positions where hedge accounting was terminated. See discussion above.

[2]
Purchases (sales) represent the cash premiums paid upon the purchase of euro put options or received upon the sale of euro call options. Bunker fuel and currency forward contracts require no up-front cash payment and have an initial fair value of zero; settlements on the forward contracts (swaps) occur upon their maturity.

Deferred net gains (losses) in "Accumulated other comprehensive income (loss)" at June 30, 2014 are expected to be reclassified into income as follows (in thousands):

Expected Period of Recognition	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Total
2014	$(1,398)	$(117)	$(1,515)
2015	38	1,029	1,067
	$(1,360)	$912	$(448)

The following tables summarize the effect of our derivatives designated as cash flow hedging instruments on OCI and earnings:

	Quarter ended June 30, 2014			Quarter ended June 30, 2013
(In thousands)	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Total	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Total
Gain (loss) recognized in OCI on derivative (effective portion)	$2,694	$1,747	$4,441	$(4,881)	$(6,306)	$(11,187)
Gain (loss) reclassified from accumulated OCI into income (effective portion)[1]	(1,020)	61	(959)	(6,582)	2,151	(4,431)
Loss recognized in income on derivative (ineffective portion)[1]	—	(107)	(107)	—	(1,367)	(1,367)

	Six months ended June 30, 2014			Six months ended June 30, 2013
(In thousands)	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Total	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Total
Gain (loss) recognized in OCI on derivative (effective portion)	$2,774	$621	$3,395	$1,683	$(3,808)	$(2,125)
Gain (loss) reclassified from accumulated OCI into income (effective portion)[1]	(2,047)	236	(1,811)	(15,214)	4,990	(10,224)
Loss recognized in income on derivative (ineffective portion)[1]	—	(428)	(428)	—	(1,977)	(1,977)

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

The following table summarizes financial assets and liabilities carried at fair value, including derivative instruments on a gross basis, and the location of these instruments on the Condensed Consolidated Balance Sheets as of June 30, 2014, December 31, 2013 and June 30, 2013:

		Assets (Liabilities)	Fair Value Measurements Using
(In thousands)		at Fair Value	Level 1	Level 2	Level 3

June 30, 2014
Derivatives recorded in "Other current assets":
Currency hedge portfolio[1]	Gross amounts of recognized assets	$1,259	$—	$1,259	$—
Currency hedge portfolio[1]	Gross amounts offset in the balance sheets	(1,171)	—	(1,171)	—
Bunker fuel forward contracts	Gross amounts of recognized assets	830	—	830	—
Bunker fuel forward contracts	Gross amounts offset in the balance sheets	(14)	—	(14)	—
30-day euro forward contracts	Gross amounts offset in the balance sheets	(84)	—	(84)	—
Net amount recorded in other current assets		820	—	820	—
Derivatives recorded in "Investments & other assets, net":
Bunker fuel forward contracts	Gross amounts of recognized assets	293	—	293	—
Net amount recorded in investments & other assets, net		293	—	293	—
Derivatives recorded in "Accrued liabilities":
Currency hedge portfolio[1]	Gross amounts offset in the balance sheets	2,482	—	2,482	—
Currency hedge portfolio[1]	Gross amounts of recognized liabilities	(3,081)	—	(3,081)	—
Bunker fuel forward contracts	Gross amounts offset in the balance sheets	322	—	322	—
Bunker fuel forward contracts	Gross amounts of recognized liabilities	(476)	—	(476)	—
30-day euro forward contracts	Gross amounts of recognized liabilities	(254)	—	(254)	—
Net amount recorded in accrued liabilities		(1,007)	—	(1,007)	—
Derivatives recorded in "Other liabilities":
Bunker fuel forward contracts	Gross amounts of recognized liabilities	(10)	—	(10)	—
Net amount recorded in other liabilities		(10)	—	(10)	—
June 30, 2014		$96	$—	$96	$—

December 31, 2013
Derivatives recorded in "Investments & other assets, net":
Currency hedge portfolio[1]	Gross amounts offset in the balance sheets	$(220)	—	$(220)	—
Bunker fuel forward contracts	Gross amounts of recognized assets	953	—	953	—
Bunker fuel forward contracts	Gross amounts offset in the balance sheets	(100)	—	(100)	—
Net amount recorded in investments & other assets, net		633	—	633	—
Derivatives recorded in "Accrued liabilities":
Currency hedge portfolio[1]	Gross amounts offset in the balance sheets	1,250	—	1,250	—
Currency hedge portfolio[1]	Gross amounts of recognized liabilities	(5,947)	—	(5,947)	—
Bunker fuel forward contracts	Gross amounts offset in the balance sheets	778	—	778	—
Bunker fuel forward contracts	Gross amounts of recognized liabilities	(643)	—	(643)	—
30-day euro forward contracts	Gross amounts offset in the balance sheets	245	—	245	—
Net amount recorded in accrued liabilities		(4,317)	—	(4,317)	—
Derivatives recorded in "Other liabilities":
Currency hedge portfolio[1]	Gross amounts offset in the balance sheets	833	—	833	—
Currency hedge portfolio[1]	Gross amounts of recognized liabilities	(930)	—	(930)	—
Net amount recorded in other liabilities		(97)	—	(97)	—
December 31, 2013		$(3,781)	$—	$(3,781)	$—

		Assets (Liabilities)	Fair Value Measurements Using
(In thousands)		at Fair Value	Level 1	Level 2	Level 3

June 30, 2013
Derivatives recorded in "Other current assets":
Currency hedge portfolio[1]	Gross amounts of recognized assets	$2,974	$—	$2,974	$—
Currency hedge portfolio[1]	Gross amounts offset in the balance sheets	(2,227)	—	(2,227)	—
Bunker fuel forward contracts	Gross amounts of recognized assets	569	—	569	—
Bunker fuel forward contracts	Gross amounts offset in the balance sheets	(34)	—	(34)	—
30-day euro forward contracts	Gross amounts of recognized assets	206	—	206	—
Net amount recorded in other current assets		1,488	—	1,488	—
Derivatives recorded in "Investments & other assets, net":
Currency hedge portfolio[1]	Gross amounts of recognized assets	137	—	137	—
Net amount recorded in investments & other assets, net		137	—	137	—
Derivatives recorded in "Accrued liabilities":
Currency hedge portfolio[1]	Gross amounts offset in the balance sheets	1,194	—	1,194	—
Currency hedge portfolio[1]	Gross amounts of recognized liabilities	(5,638)	—	(5,638)	—
Currency hedge portfolio[2]	Gross amounts offset in the balance sheets	25	—	25	—
Currency hedge portfolio[2]	Gross amounts of recognized liabilities	(883)	—	(883)	—
Bunker fuel forward contracts	Gross amounts offset in the balance sheets	1,531	—	1,531	—
Bunker fuel forward contracts	Gross amounts of recognized liabilities	(1,005)	—	(1,005)	—
30-day euro forward contracts	Gross amounts offset in the balance sheets	227	—	227	—
	Net amount recorded in accrued liabilities	(4,549)	—	(4,549)	—
Derivatives recorded in "Other liabilities":
Currency hedge portfolio[1]	Gross amounts offset in the balance sheets	221	—	221	—
Currency hedge portfolio[1]	Gross amounts of recognized liabilities	(100)	—	(100)	—
Bunker fuel forward contracts	Gross amounts offset in the balance sheets	43	—	43	—
Bunker fuel forward contracts	Gross amounts of recognized liabilities	(3,307)	—	(3,307)	—
Net amount recorded in other liabilities		(3,143)	—	(3,143)	—
June 30, 2013		$(6,067)	$—	$(6,067)	$—
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
Fair value measurements of benefit plan assets included in net benefit plan liabilities are based on quoted market prices in active markets (Level 1) or quoted prices in inactive markets (Level 2). The carrying amounts of cash and equivalents, accounts receivable, other receivables including current and non-current finance receivables and accounts payable approximate fair value. Level 3 fair value measurements are used in certain non-recurring items, including the impairment reviews of goodwill and intangible assets, which take place annually during the fourth quarter, or as circumstances indicate the possibility of impairment. Level 3 fair value measurements are also used in measuring non-recurring items, including impairments related to long-lived assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.
Note 10 – Pension and Severance Benefits
Net pension expense from our defined benefit and severance plans are primarily comprised of severance plans covering Central American employees and consists of the following:

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Service cost	$1,855	$1,864	$3,710	$3,728
Interest on projected benefit obligation	1,440	1,297	2,830	2,594
Expected return on plan assets	(341)	(331)	(671)	(663)
Recognized actuarial loss	264	306	532	612
Amortization of prior service cost	32	32	64	64
Defined benefit and severance plan expense	$3,250	$3,168	$6,465	$6,335
Note 11 – Reclassifications from Accumulated Other Comprehensive Income
Gains and losses deferred in "Accumulated other comprehensive income (loss)" ("AOCI") are reclassified and recognized in the Condensed Consolidated Statements of Operations when they are realized. The items in the table below do not have an income tax effect because they are either permanent differences in the income tax calculation or they relate to jurisdictions where we have established full valuation allowances against our deferred tax assets. Amounts of (income) expense reclassified from AOCI are as follows (in thousands):

AOCI Component	Line Items Affected by Reclassifications from AOCI in the Condensed Consolidated Statements of Operations	(Income) / expense reclassified from AOCI for the quarter ended June 30,		(Income) / expense reclassified from AOCI for the six months ended June 30,
		2014	2013	2014	2013
Currency translation	Other income (expense), net	$—	$—	$252	$—
Available-for-sale investment	Other income (expense), net	—	—	—	(561)
Currency hedge portfolio derivatives	Net sales	1,020	6,582	2,047	15,214
Bunker fuel forward contracts	Cost of sales	(61)	(2,151)	(236)	(4,990)
Prior service cost and recognized actuarial loss amortization related to pensions*		296	338	596	676
* These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 10 for further details.

The changes in the components of accumulated other comprehensive income, net of tax, for the quarter and six months ended June 30, 2014 were as follows:

(In thousands)	Net cumulative currency translation gains (losses)	Net unrealized losses on qualifying cash flow hedges	Net unrecognized losses related to pension and severance plans (1)	Total
Balance at March 31, 2014	$(201)	$(5,848)	$(19,702)	$(25,751)
Other comprehensive income (loss) before reclassifications	(1)	4,441	(563)	3,877
Amounts reclassified from accumulated other comprehensive income	—	959	296	1,255
Net current-period other comprehensive income (loss)	(1)	5,400	(267)	5,132
Balance at June 30, 2014	$(202)	$(448)	$(19,969)	$(20,619)

(In thousands)	Net cumulative currency translation gains (losses)	Net unrealized losses on qualifying cash flow hedges	Net unrecognized losses related to pension and severance plans (1)	Total
Balance at December 31, 2013	$(469)	$(5,654)	$(19,660)	$(25,783)
Other comprehensive income (loss) before reclassifications	15	3,395	(905)	2,505
Amounts reclassified from accumulated other comprehensive income	252	1,811	596	2,659
Net current-period other comprehensive income (loss)	267	5,206	(309)	5,164
Balance at June 30, 2014	$(202)	$(448)	$(19,969)	$(20,619)
(1) Net of deferred tax liability of $271, $271, and $530 as of June 30, 2014, March 31, 2014 and December 31, 2013, respectively.

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
(1) Net of deferred tax liability of $153, $138 and $283 as of June 30, 2013, March 31, 2013 and December 31, 2012, respectively.

Note 12 – Income Taxes
The effective tax rates were 16.8% and (10.5)% for the quarters ended June 30, 2014 and 2013, respectively, and 191.6% and 0.7% for the six months ended June 30, 2014 and 2013, respectively. We record income taxes using an estimated annual effective tax rate for interim reporting. Under the annual effective tax rate method, jurisdictions with a projected loss where no tax benefit can be recognized are excluded from the calculation of the estimated annual effective tax rate.
The effective tax rates for the quarters and six months ended June 30, 2014 and 2013 were impacted by the mix in earnings among domestic and foreign jurisdictions, losses in various jurisdictions and certain discrete items. Many of these foreign jurisdictions have tax rates that are lower than the U.S. statutory rate, and we continue to maintain full valuation allowances on net deferred tax assets in certain of these foreign jurisdictions. The effective tax rates for the quarters and six months ended June 30, 2014 and 2013 were also impacted by our continuing to maintain a full valuation allowance on U.S. net deferred tax assets. In the quarter ended June 30, 2013, we recorded out of period adjustments including $3 million of income tax benefit related to 2012 and 2011. These corrections had an insignificant effect on all affected annual and quarterly periods and financial statement line items based on a quantitative and qualitative evaluation.
As previously disclosed, the tax authority in Ecuador is challenging the transfer pricing practices of major banana exporters and has assessed $23 million of income taxes, penalties and interest related to transfer pricing from 2008 through 2010 and $5 million of statutorily required profit sharing related to transfer pricing from 2010. Other tax years remain open and under audit and may result in additional assessments before the matter is resolved. We believe appropriate transfer pricing was used and that more likely than not, we will succeed upon appeal. Therefore, we do not have unrecognized tax benefits related to this matter.
Note 13 – Advertising and Promotion Expense
Advertising and certain promotion expenses are included in "Selling, general and administrative" in the Condensed Consolidated Statements of Operations and were $7 million and $6 million for the quarters ended June 30, 2014 and 2013, respectively, and $15 million and $12 million for the six months ended June 30, 2014 and 2013, respectively.
Note 14 – Stock-Based Compensation
Stock-based compensation expense totaled $1 million and $3 million for the quarters ended June 30, 2014 and 2013 and $4 million and $5 million for the six months ended June 30, 2014 and 2013 . Stock-based compensation expense relates primarily to our performance-based long-term incentive program ("LTIP"), stock options and restricted stock unit ("RSU") awards. LTIP awards cover three-year performance cycles and are measured partly on performance criteria (cumulative earnings per share and/or cumulative free cash flow generation) and partly on market criteria (total shareholder return relative to a peer group of companies). The fair value of LTIP awards containing performance criteria are based on our expectations of performance achievement and the closing stock price on the measurement date. The fair value of LTIP awards based on market criteria are measured using a Monte-Carlo simulation using publicly available data.

Our LTIP awards are liability-classified awards, which do not affect "Capital surplus" until and if these awards are paid in shares. All other stock-based compensation is equity-classified, and therefore affects "Capital surplus." Changes in "Capital surplus" are primarily a result of stock compensation:

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Stock-based compensation	$1,820	$1,876	$3,676	$3,828
Shares withheld for taxes	(30)	(2)	(257)	(332)
Capital surplus increase	$1,790	$1,874	$3,419	$3,496
Note 15 – Segment Information
We report three business segments:

•	Bananas: Includes the sourcing (purchase and production), transportation, marketing and distribution of bananas.

•
Salads and Healthy Snacks: Includes ready-to-eat, packaged salads, referred to in the industry as "value-added salads" and other value-added products, such as healthy snacking items, fresh vegetable and fruit ingredients used in food service; and processed fruit ingredients.

•	Other Produce: Includes the sourcing, marketing and distribution of whole fresh produce other than bananas. The primary product of the Other Produce segment is pineapples.
Certain corporate expenses are not allocated to the reportable segments and are included in "Corporate costs". Inter-segment transactions are eliminated.
Financial information for each segment follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Net sales:
Bananas	$537,340	$517,692	$1,038,871	$1,025,643
Salads and Healthy Snacks	249,317	260,218	478,928	500,290
Other Produce	39,190	34,261	70,038	60,490
	$825,847	$812,171	$1,587,837	$1,586,423
Operating income (loss):
Bananas[1]	$43,332	$53,168	$64,021	$83,399
Salads and Healthy Snacks[2]	7,227	2,993	3,742	9,750
Other Produce	30	(43)	125	(421)
Corporate costs[3]	(13,856)	(15,542)	(30,567)	(27,014)
	$36,733	$40,576	$37,321	$65,714
1 Includes $5 million of cost related to the changeover of vessels at the end of the leases and a $1 million gain on the sale of a ripening facility in Europe in the second quarter of 2014.
2 Includes $2 million of cost in the second quarter of 2014 related to inventory and equipment write downs and severance expense related to product resizing, product discontinuation and overhead savings initiatives. Includes $1 million of "Cost of sales" in the first quarter of 2013 for severance costs related to a fruit ingredient business.
3 Includes $3 million and $9 million of costs for the quarter and six months ended June 30, 2014, respectively, for the proposed combination with Fyffes.
Note 16 – Commitments and Contingencies
We had an accrual of $4 million, related to contingencies and legal proceedings in Europe at each of June 30, 2014, December 31, 2013, and June 30, 2013. While other contingent liabilities described below may be material to the financial statements, we have determined that losses in these matters are not probable and have not accrued any other amounts. Regardless of their outcomes, we have paid, and will likely continue to incur, significant legal and other fees to defend ourselves in these proceedings, which may significantly affect our financial statements.

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
Between June 2011 and March 2012, the court dismissed certain of the plaintiffs' claims, but allowed the plaintiffs to move forward with some ATS claims and claims asserted under Colombian law. We believe we have strong defenses to the remaining claims. In March 2012, the court granted our motion for interlocutory appeal of legal questions raised by the court's refusal to dismiss certain ATS claims, and, in September 2012, the United States Court of Appeals for the Eleventh Circuit granted permission to pursue the interlocutory appeal. In July 2014, the Eleventh Circuit reversed the district court's denial of the company's motion to dismiss and remanded the case for entry of an order dismissing the ATS claims.
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
As of June 30, 2014, National Union had paid us $12 million as reimbursement for defense costs. This sum, and an additional $1 million of interest, is being deferred in "Accrued Liabilities" on the Condensed Consolidated Balance Sheet because National Union asserts that it is entitled to obtain reimbursement of this amount from us based on the outcome of its appeal in the coverage case. In June 2014, after remand from the Ohio Court of Appeals, the trial court ruled that National Union is entitled to reimbursement of the defense costs that it has already paid. The company expects to appeal that ruling.
In August 2013, one of the settling primary insurers, Federal, filed a lawsuit in state court in Ohio seeking a declaratory judgment that, based on the Ohio Court of Appeals’ March 2013 decision regarding National Union’s defense obligations, Federal has no obligation to provide coverage for any settlements or judgments that may be incurred by us in the ATS and ATA lawsuits. In February 2014, a group of insurers that are affiliated with Travelers and that issued umbrella and excess policies to us filed a lawsuit in state court in Ohio seeking a declaratory judgment that they have no obligation to provide coverage for defense costs or settlements or judgments that may be incurred by us in the ATS and ATA lawsuits. In May 2014, the trial court ruled that Federal's lawsuit is premature and granted the company's motion to stay until the underlying tort lawsuits are resolved. Federal has not appealed that ruling. We believe that Travelers' lawsuit is also premature and will defend ourselves vigorously.
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
Separate civil customs proceedings were ultimately brought against Chiquita Italia in four Italian jurisdictions, Genoa, Trento, Aosta and Alessandria. In Genoa the Court of Cassation, the highest level of appeal in Italy, issued a decision in favor of Chiquita Italia in September 2013. In Trento the Court of Cassation issued a decision during the fourth quarter of 2013 in favor of Chiquita Italia as to approximately €5.5 million of the €6.4 million total claim including interest, with the remaining amount ruled payable by Chiquita Italia from the deposits already made in these matters. In April 2014, the Italian customs authority filed a request for revocation of this Court of Cassation decision, a request which we do not believe is permitted under Italian law. In Alessandria, Chiquita Italia lost at the trial level, appealed and a favorable decision was published in April 2014. The authorities have the right to appeal this decision. In Aosta, Chiquita Italia lost at the trial level, appealed and the decision is pending. Socoba brought a claim in Rome trial court (and Chiquita Italia intervened voluntarily) on the issue of whether the forged Spanish licenses used by Socoba should be regarded as genuine in view of the apparent inability to distinguish between genuine and forged licenses. In an October 2010 decision, the Rome trial court rejected Socoba's claim that the licenses should be considered genuine on the basis that Socoba had not sufficiently demonstrated how similar the forged licenses were to genuine Spanish licenses. Socoba has appealed this decision. In an unrelated case addressing similar forged Spanish licenses used in Belgium, the EU Commission advised the customs authorities the same types of licenses challenged in Italy appeared valid on their face and should be treated as genuine.

Under Italian law, the amounts claimed in the Trento, Alessandria, Aosta and Genoa cases became due and payable notwithstanding the pending appeals. Deposits made in these cases are deferred in "Investments and other assets, net" on the Condensed Consolidated Balance Sheets pending resolution of the appeals process. A summary of claims and deposits paid as of June 30, 2014 is as follows:

	Claim (In millions)	Interest and Penalties Claimed (In millions)	Total Claim (In millions)	Deposits Paid Pending Appeal (In millions)
Trento	€3.3	€3.1	€6.4	€6.4
Following the decisions in Trento, Chiquita Italia is entitled to claim reimbursement of approximately €5.5 million of the deposited amounts plus interest (or to apply to deposit requirements in other matters).

Alessandria	€0.3	€0.2	€0.5	€0.5	Deposits paid in 36 equal installments ended March 2012.
Aosta	€1.2	€1.2	€2.4	€1.1	Monthly deposit payments of €34 thousand began in November 2012. In December 2013 €589 thousand was applied from the Tax assessment of 2004 payments.
Genoa (Resolved)	€7.4	€1.0	€8.4	€1.6
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

Customs Tax Assessment for 2004/2005	€19.4	€10.2	€29.6	€14.8
Monthly deposit payments of €350 thousand began in September 2011 and will continue through September 2017, unless a successful appeals process is completed sooner. In June 2014 we received an additional assessment for a total value of €1.2M, for which a full deposit was made.

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
CONSUMPTION TAX REFUNDS
We have and have had several open cases seeking the refund of certain consumption taxes paid between 1980 and 1990 in various Italian jurisdictions. As gain contingencies, these refunds and any related interest are recognized when realized and all gain contingencies have been removed. In January 2012, we received €20 million ($27 million) related to a favorable decision from a court in Salerno, Italy. The claim is not considered resolved or realized, as the decision has been appealed to a higher court. Consequently, the receipt of cash has been deferred in "Other liabilities" on the Consolidated Balance Sheets. Decisions in one jurisdiction have no binding effect on pending claims in other jurisdictions and all unresolved claims may take years to resolve. If we were to lose on appeal, we may be required to repay the consumption tax refunds received with interest.
Note 17 – New Accounting Standards
New accounting standards that could significantly affect our Condensed Consolidated Financial Statements are summarized as follows:

Standard Name	Issued	Description	Effective Date for Chiquita	Effect on Chiquita's Condensed Consolidated Financial Statements
Revenue from Contracts with Customers	May 2014 ASU 2014-09	Requires additional considerations for timing and amount of revenue recognition for contract sales with customers.	Retrospective, beginning December 2016. Early adoption is not permitted.
The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and will evaluate the effect of the standard on our sales contracts with customers, evaluate methods of adoption and monitor other future potential effects.

Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity	April 2014 ASU 2014-08
Requires additional disclosures about changing the criteria for reporting discontinued operations if the disposal represents a strategic shift that has or will have a major effect on an entity's operations

			Prospectively, beginning January 1, 2015; early adoption permitted.	We have opted for early adoption, which did not have a significant impact on our financial results. We will continue to monitor the potential impact of this early adoption on future filings.
Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists	July 2013 ASU 2013-11	Requires unrecognized tax benefits to be presented as a decrease in net operating loss, similar tax loss or tax credit carryforward if certain criteria are met.	Prospectively, beginning January 1, 2014; early adoption permitted.	Adoption did not have a significant effect on the disclosure of our deferred taxes.

Note 18 — Supplemental Consolidating Financial Information

In connection with the 7.875% Notes, certain of our domestic subsidiaries (the "Guarantor Subsidiaries"), fully, unconditionally, jointly, and severally guaranteed the payment obligations under the notes. The Guarantor Subsidiaries are 100% owned direct and indirect subsidiaries of Chiquita Brands L.L.C. ("CBLLC" or the "Co-Issuer"), who is 100% owned by CBII ("CBII" or the "Parent Company"). The following supplemental financial information sets forth, on a consolidating basis, the balance sheets, statements of operations, statements of comprehensive income and statements of cash flows for CBII, for CBLLC, for the Guarantor Subsidiaries and for our other subsidiaries (the "Non-Guarantor Subsidiaries").
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

Chiquita Brands International, Inc.
Condensed Consolidating Statement of Operations (Unaudited)
Quarter Ended June 30, 2014
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-issuer)	(Co-issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$225,172	$318,525	$538,098	$(255,948)	$825,847
Cost of sales	—	217,303	276,824	478,105	(255,925)	716,307
Selling, general and administrative	10,333	4,724	21,644	21,007	—	57,708
Depreciation	—	1,094	6,819	5,176	—	13,089
Amortization	—	—	2,336	6	—	2,342
Equity in losses (earnings) of investees and subsidiaries	(37,463)	(44,600)	778	(332)	81,285	(332)
Restructuring and relocation costs	—	—	—	—	—	—
Operating income (loss)	27,130	46,651	10,124	34,136	(81,308)	36,733
Interest income	—	—	1	640	—	641
Interest expense	(5,295)	(9,175)	(683)	(146)	—	(15,299)
Loss on debt extinguishment	—	—	—	—	—	—
Other income (expense), net	(2)	(13)	84	(334)	23	(242)
Income (loss) before income taxes	21,833	37,463	9,526	34,296	(81,285)	21,833
Income tax expense	(3,997)	(6,069)	(3,728)	(2,491)	12,288	(3,997)
Net income (loss)	$17,836	$31,394	$5,798	$31,805	$(68,997)	$17,836

Chiquita Brands International, Inc.
Condensed Consolidating Statement of Comprehensive Income (Unaudited)
Quarter Ended June 30, 2014
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-issuer)	(Co-issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$17,836	$31,394	$5,798	$31,805	$(68,997)	$17,836
Unrealized foreign currency translation gains	—	—	—	(1)	—	(1)
Realized gains for foreign currency translation on business disposal reclassified into Other income (expense), net	—	—	—	—	—	—
Net other comprehensive income (loss) related to foreign currency translation	—	—	—	(1)	—	(1)

Unrealized gains (losses) on derivatives for the period	—	—	—	4,441	—	4,441
Derivative (gains) losses reclassified into Net sales	—	—	—	1,020	—	1,020
Derivative gains reclassified into Cost of sales	—	—	—	(61)	—	(61)
Net other comprehensive income (loss) related to derivatives	—	—	—	5,400	—	5,400

Actuarial gains (losses) for the period, net of tax	—	(564)	—	1	—	(563)
Amortization included in pension cost	—	102	—	194	—	296
Net other comprehensive income (loss) related to defined benefit pension and severance plans	—	(462)	—	195	—	(267)

Other comprehensive income (loss) of investments in subsidiaries	5,132	5,594	—	—	(10,726)	—

Comprehensive income (loss)	$22,968	$36,526	$5,798	$37,399	$(79,723)	$22,968

Chiquita Brands International, Inc.
Condensed Consolidating Statement of (Operations) (Unaudited)
Quarter Ended June 30, 2013
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-issuer)	(Co-issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$201,929	$329,311	$511,546	$(230,615)	$812,171
Cost of sales	(96)	186,841	292,378	444,836	(230,613)	693,346
Selling, general and administrative	11,453	5,034	23,750	22,247	—	62,484
Depreciation	—	1,011	6,957	5,487	—	13,455
Amortization	—	—	2,335	6	—	2,341
Equity in losses (earnings) of investees and subsidiaries	(44,500)	(45,195)	5	(72)	89,690	(72)
Restructuring and relocation costs	—	82	(41)	—	—	41
Operating income (loss)	33,143	54,156	3,927	39,042	(89,692)	40,576
Interest income	—	6	48	721	—	775
Interest expense	(5,002)	(9,663)	(110)	(3)	—	(14,778)
Loss on debt extinguishment	—	—	—	—	—	—
Other income (expense), net	—	1	64	1,502	1	1,568
Income (loss) before income taxes	28,141	44,500	3,929	41,262	(89,691)	28,141
Income tax expense	2,959	(317)	(1,562)	1,309	570	2,959
Net income (loss)	$31,100	$44,183	$2,367	$42,571	$(89,121)	$31,100

Chiquita Brands International, Inc.
Condensed Consolidating Statement of Comprehensive Income (Unaudited)
Quarter Ended June 30, 2013
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-issuer)	(Co-issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$31,100	$44,183	$2,367	$42,571	$(89,121)	$31,100
Unrealized foreign currency translation gains	—	—	—	(17)	—	(17)
Realized gains for foreign currency translation on business disposal reclassified into Other income (expense), net	—	—	—	—	—	—
Net other comprehensive income (loss) related to foreign currency translation	—	—	—	(17)	—	(17)

Unrealized gains (losses) on derivatives for the period	—	—	—	(11,187)	—	(11,187)
Derivative (gains) losses reclassified into Net sales	—	—	—	6,582	—	6,582
Derivative gains reclassified into Cost of sales	—	—	—	(2,151)	—	(2,151)
Net other comprehensive income (loss) related to derivatives	—	—	—	(6,756)	—	(6,756)

Actuarial gains (losses) for the period, net of tax	—	(15)	—	30	—	15
Amortization included in pension cost	—	124	—	214	—	338
Net other comprehensive income (loss) related to defined benefit pension and severance plans	—	109	—	244	—	353

Other comprehensive income (loss) of investments in subsidiaries	(6,420)	(6,529)	—	—	12,949	—

Comprehensive income (loss)	$24,680	$37,763	$2,367	$36,042	$(76,172)	$24,680

Chiquita Brands International, Inc.
Condensed Consolidating Statement of Operations (Unaudited)
Six Months Ended June 30, 2014
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-issuer)	(Co-issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$434,216	$611,798	$1,040,357	$(498,534)	$1,587,837
Cost of sales	—	419,303	539,696	940,684	(498,124)	1,401,559
Selling, general and administrative	23,700	8,511	43,816	41,531	—	117,558
Depreciation	—	2,370	13,018	11,200	—	26,588
Amortization	—	—	4,671	12	—	4,683
Equity in losses (earnings) of investees and subsidiaries	(37,368)	(52,165)	4,251	(332)	85,282	(332)
Restructuring and relocation costs	460	—	—	—	—	460
Operating income (loss)	13,208	56,197	6,346	47,262	(85,692)	37,321
Interest income	—	2	34	1,269	—	1,305
Interest expense	(10,587)	(18,406)	(1,567)	(207)	—	(30,767)
Loss on debt extinguishment	—	(521)	—	—	—	(521)
Other income (expense), net	581	96	(367)	(4,856)	410	(4,136)
Income (loss) before income taxes	3,202	37,368	4,446	43,468	(85,282)	3,202
Income tax expense	(9,969)	(6,412)	(1,760)	(3,405)	11,577	(9,969)
Net income (loss)	$(6,767)	$30,956	$2,686	$40,063	$(73,705)	$(6,767)

Chiquita Brands International, Inc.
Condensed Consolidating Statement of Comprehensive Income (Unaudited)
Six Months Ended June 30, 2014
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-issuer)	(Co-issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(6,767)	$30,956	$2,686	$40,063	$(73,705)	$(6,767)
Unrealized foreign currency translation gains	—	—	—	15	—	15
Realized gains for foreign currency translation on business disposal reclassified into Other income (expense), net	—	—	—	252	—	252
Net other comprehensive income (loss) related to foreign currency translation	—	—	—	267	—	267

Unrealized gains (losses) on derivatives for the period	—	—	—	3,395	—	3,395
Derivative (gains) losses reclassified into Net sales	—	—	—	2,047	—	2,047
Derivative gains reclassified into Cost of sales	—	—	—	(236)	—	(236)
Net other comprehensive income (loss) related to derivatives	—	—	—	5,206	—	5,206

Actuarial gains (losses) for the period, net of tax	—	(565)	—	(340)	—	(905)
Amortization included in pension cost	—	206	—	390	—	596
Net other comprehensive income (loss) related to defined benefit pension and severance plans	—	(359)	—	50	—	(309)

Other comprehensive income (loss) of investments in subsidiaries	5,164	5,523	—	—	(10,687)	—

Comprehensive income (loss)	$(1,603)	$36,120	$2,686	$45,586	$(84,392)	$(1,603)

Chiquita Brands International, Inc.
Condensed Consolidating Statement of Operations (Unaudited)
Six Months Ended June 30, 2013
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-issuer)	(Co-issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$386,971	$637,037	$1,023,539	$(461,124)	$1,586,423
Cost of sales	—	366,654	563,149	903,799	(461,105)	1,372,497
Selling, general and administrative	19,405	8,741	43,428	44,687	—	116,261
Depreciation	—	2,459	13,656	10,967	—	27,082
Amortization	—	—	4,671	12	—	4,683
Equity in losses (earnings) of investees and subsidiaries	(64,312)	(78,914)	(27)	(72)	143,253	(72)
Restructuring and relocation costs	—	153	108	(3)	—	258
Operating income (loss)	44,907	87,878	12,052	64,149	(143,272)	65,714
Interest income	—	11	102	1,394	—	1,507
Interest expense	(11,374)	(17,820)	(125)	(23)	—	(29,342)
Loss on debt extinguishment	(843)	(5,432)	—	—	—	(6,275)
Other income (expense), net	1,037	(325)	165	1,227	19	2,123
Income (loss) before income taxes	33,727	64,312	12,194	66,747	(143,253)	33,727
Income tax expense	(250)	606	(4,836)	658	3,572	(250)
Net income (loss)	$33,477	$64,918	$7,358	$67,405	$(139,681)	$33,477

Chiquita Brands International, Inc.
Condensed Consolidating Statement of Comprehensive Income (Unaudited)
Six Months Ended June 30, 2013
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-issuer)	(Co-issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$33,477	$64,918	$7,358	$67,405	$(139,681)	$33,477
Unrealized foreign currency translation gains	—	—	—	372	—	372
Realized gains for foreign currency translation on business disposal reclassified into Other income (expense), net	—	—	—	—	—	—
Net other comprehensive income (loss) related to foreign currency translation	—	—	—	372	—	372

Change in fair value of available-for-sale investment	157	—	—	—	—	157
Realized gains of available-for-sale investment reclassified into Other income (expense), net	(561)	—	—	—	—	(561)
Net other comprehensive income (loss) related to available-for-sale investment	(404)	—	—	—	—	(404)

Unrealized gains (losses) on derivatives for the period	—	—	—	(2,125)	—	(2,125)
Derivative (gains) losses reclassified into Net sales	—	—	—	15,214	—	15,214
Derivative gains reclassified into Cost of sales	—	—	—	(4,990)	—	(4,990)
Net other comprehensive income (loss) related to derivatives	—	—	—	8,099	—	8,099

Actuarial gains (losses) for the period, net of tax	—	971	—	(2,377)	—	(1,406)
Amortization included in pension cost	—	248	—	428	—	676
Net other comprehensive income (loss) related to defined benefit pension and severance plans	—	1,219	—	(1,949)	—	(730)

Other comprehensive income (loss) of investments in subsidiaries	7,741	6,522	—	—	(14,263)	—

Comprehensive income (loss)	$40,814	$72,659	$7,358	$73,927	$(153,944)	$40,814

Chiquita Brands International, Inc.
Condensed Consolidating Balance Sheet (Unaudited)
June 30, 2014
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-Issuer)	(Co-issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and equivalents	$—	$22,189	$—	$32,324	$—	$54,513
Trade receivables, less allowances	—	56,360	60,229	155,306	—	271,895
Other receivables, net	—	999	4,452	55,961	(837)	60,575
Inventories	—	10,831	34,668	165,812	—	211,311
Prepaid expenses	954	1,631	9,137	27,417	—	39,139
Due from affiliates	57,210	2,168,269	1,394,702	558,114	(4,178,295)	—
Other current assets	—	3,587	12,823	—	(9,014)	7,396
Total current assets	58,164	2,263,866	1,516,011	994,934	(4,188,146)	644,829
Property, plant and equipment, net	—	17,733	197,730	184,399	—	399,862
Investments and other assets, net	21,309	12,555	4,466	77,814	(6,397)	109,747
Trademarks	—	208,085	38,500	179,500	—	426,085
Goodwill	—	—	18,095	—	—	18,095
Other intangible assets, net	—	—	82,182	47	—	82,229
Investments in and accounts with subsidiaries	1,439,143	1,129,504	1,535	—	(2,570,182)	—
Total assets	$1,518,616	$3,631,743	$1,858,519	$1,436,694	$(6,764,725)	$1,680,847

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$—	$1,500	$1,622	$1,488	$—	$4,610
Accounts payable	3,143	4,937	89,973	153,526	—	251,579
Accrued liabilities	33,224	23,735	62,527	59,626	(9,851)	169,261
Due to affiliates	919,544	1,668,253	1,225,080	365,418	(4,178,295)	—
Total current liabilities	955,911	1,698,425	1,379,202	580,058	(4,188,146)	425,450
Long-term debt and capital lease obligations, net of current portion	170,053	416,450	40,812	5,177	—	632,492
Accrued pension and other employee benefits	14,592	2,882	—	62,800	—	80,274
Deferred gain - sale of shipping fleet	—	—	—	—	—	—
Deferred tax liabilities	235	66,653	46,293	—	(6,397)	106,784
Other liabilities	1,571	8,190	9,427	40,405	—	59,593
Total liabilities	1,142,362	2,192,600	1,475,734	688,440	(4,194,543)	1,304,593
Commitments and contingencies	—	—	—	—	—	—
Total shareholders' equity	376,254	1,439,143	382,785	748,254	(2,570,182)	376,254
Total liabilities and shareholders' equity	$1,518,616	$3,631,743	$1,858,519	$1,436,694	$(6,764,725)	$1,680,847

Chiquita Brands International, Inc.
Condensed Consolidating Balance Sheet
December 31, 2013
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-Issuer)	(Co-issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and equivalents	—	15,851	—	38,166	—	54,017
Trade receivables, less allowances	—	49,325	51,189	151,554	—	252,068
Other receivables, net	1,061	402	5,140	49,670	—	56,273
Inventories	—	15,567	34,831	160,166	—	210,564
Prepaid expenses	1,024	3,661	11,040	34,008	—	49,733
Due from affiliates[1]	71,604	2,060,284	1,270,479	490,208	(3,892,575)	—
Other current assets	—	2,751	12,753	—	(8,964)	6,540
Total current assets	73,689	2,147,841	1,385,432	923,772	(3,901,539)	629,195
Property, plant and equipment, net	—	20,258	201,346	169,169	—	390,773
Investments and other assets, net[1]	20,999	13,994	3,644	75,218	(5,778)	108,077
Trademarks	—	208,085	38,500	179,500	—	426,085
Goodwill	—	—	18,095	—	—	18,095
Other intangible assets, net	—	—	86,853	60	—	86,913
Investments in and accounts with subsidiaries	1,402,089	1,073,711	3,186	—	(2,478,986)	—
Total assets	1,496,777	3,463,889	1,737,056	1,347,719	(6,386,303)	1,659,138

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	—	1,500	726	45	—	2,271
Accounts payable	1,126	8,150	89,352	149,645	—	248,273
Accrued liabilities[1]	36,511	27,420	57,984	45,083	(8,964)	158,034
Due to affiliates[1]	903,865	1,520,539	1,122,258	345,913	(3,892,575)	—
Total current liabilities	941,502	1,557,609	1,270,320	540,686	(3,901,539)	408,578
Long-term debt and capital lease obligations, net of current portion	164,050	427,049	38,147	107	—	629,353
Accrued pension and other employee benefits	15,223	2,818	—	59,025	—	77,066
Deferred gain - sale of shipping fleet	—	—	—	6,290	—	6,290
Deferred tax liabilities	115	66,142	42,539	661	(5,778)	103,679
Other liabilities	1,449	8,182	8,885	41,218	—	59,734
Total liabilities	1,122,339	2,061,800	1,359,891	647,987	(3,907,317)	1,284,700
Commitments and contingencies	—	—	—	—	—	—
Total shareholders' equity	374,438	1,402,089	377,165	699,732	(2,478,986)	374,438
Total liabilities and shareholders' equity	1,496,777	3,463,889	1,737,056	1,347,719	(6,386,303)	1,659,138

1.
We revised the December 31, 2013 condensed consolidating balance sheet presented above to correct for items of classification between CBII and CBLLC, the Co-Issuers. These classification items affected the line items indicated in amounts representing less than 1% of both total assets and total liabilities of CBII and CBLLC.

Chiquita Brands International, Inc.
Condensed Consolidating Balance Sheet (Unaudited)
June 30, 2013
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-Issuer)	(Co-issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and equivalents	$—	$11,245	$—	$55,723	$—	$66,968
Trade receivables, less allowances	—	50,087	69,789	182,849	—	302,725
Other receivables, net	—	1,254	5,407	61,825	—	68,486
Inventories	—	8,738	39,240	170,457	—	218,435
Prepaid expenses	1,100	997	8,891	30,478	—	41,466
Due from affiliates	91,171	1,915,143	1,140,707	421,108	(3,568,129)	—
Other current assets	—	1,488	17,024	10,114	(9,789)	18,837
Total current assets	92,271	1,988,952	1,281,058	932,554	(3,577,918)	716,917
Property, plant and equipment, net	—	22,659	209,802	161,379	—	393,840
Investments and other assets, net	13,939	27,245	3,365	56,570	(12,946)	88,173
Trademarks	—	208,085	38,500	179,500	—	426,085
Goodwill	—	—	18,095	—	—	18,095
Other intangible assets, net	—	—	91,525	71	—	91,596
Investments in and accounts with subsidiaries	1,390,962	1,058,544	3,189	—	(2,452,695)	—
Total assets	$1,497,172	$3,305,485	$1,645,534	$1,330,074	$(6,043,559)	$1,734,706

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$—	$1,500	$1,549	$29	$—	$3,078
Accounts payable	1,408	6,590	92,368	173,418	—	273,784
Accrued liabilities	27,997	36,231	60,183	38,549	(9,789)	153,171
Due to affiliates	878,915	1,346,777	1,020,063	322,374	(3,568,129)	—
Total current liabilities	908,320	1,391,098	1,174,163	534,370	(3,577,918)	430,033
Long-term debt and capital lease obligations, net of current portion	158,400	427,775	12,550	—	—	598,725
Accrued pension and other employee benefits	13,355	7,842	—	58,512	—	79,709
Deferred gain - sale of shipping fleet	—	—	—	13,356	—	13,356
Deferred tax liabilities	115	78,422	38,739	5,792	(12,946)	110,122
Other liabilities	2,268	9,386	35,717	40,676	—	88,047
Total liabilities	1,082,458	1,914,523	1,261,169	652,706	(3,590,864)	1,319,992
Commitments and contingencies	—	—	—	—	—	—
Total shareholders' equity	414,714	1,390,962	384,365	677,368	(2,452,695)	414,714
Total liabilities and shareholders' equity	$1,497,172	$3,305,485	$1,645,534	$1,330,074	$(6,043,559)	$1,734,706

Chiquita Brands International, Inc.
Condensed Consolidating Statement of Cash Flows (Unaudited)
Six Months Ended June 30, 2014
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash provided (used) by:
Operating cash flow	$—	$22,112	$2,630	$13,441	$—	$38,183

Capital expenditures	—	(1,607)	(4,910)	(18,805)	—	(25,322)
Investing activity with subsidiaries [1]	—	(2,926)	(570)	—	3,496	—
Other, net	—	—	44	(1,022)	—	(978)
Investing cash flow	—	(4,533)	(5,436)	(19,827)	3,496	(26,300)

Issuances of long-term debt	—	—	—	—	—	—
Repayments of long-term debt and capital lease obligations	—	(10,750)	(120)	(26)	—	(10,896)
Borrowings under the ABL Revolver	—	24,000	—	—	—	24,000
Repayments of the ABL Revolver	—	(24,000)	—	—	—	(24,000)
Repayments of the Credit Facility Revolver	—	—	—	—	—	—
Payments for debt modification and issuance costs	—	(191)	—	—	—	(191)
Payments of debt extinguishment costs	—	(300)	—	—	—	(300)
Financing activity with subsidiaries [1]	—	—	2,926	570	(3,496)	—
Financing cash flow	—	(11,241)	2,806	544	(3,496)	(11,387)
Increase (decrease) in cash and equivalents	—	6,338	—	(5,842)	—	496
Cash and equivalents, beginning of period	—	15,851	—	38,166	—	54,017
Cash and equivalents, end of period	$—	$22,189	$—	$32,324	$—	$54,513
1 $3 million of investing and financing activity between the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries during the first quarter of 2014 has been corrected and is reflected in this condensed consolidating statement of cash flows for the six months ended June 30, 2014.

Chiquita Brands International, Inc.
Condensed Consolidating Statement of Cash Flows (Unaudited)
Six Months Ended June 30, 2013
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash provided (used) by:
Operating cash flow	$(4,420)	$35,695	$8,968	$22,202	$—	$62,445

Capital expenditures	—	(1,657)	(12,013)	(7,816)	—	(21,486)
Investing activity with subsidiaries	—	—	(451)	—	451	—
Other, net	1,819	—	3,598	5,591	—	11,008
Investing cash flow	1,819	(1,657)	(8,866)	(2,225)	451	(10,478)

Issuances of long-term debt	—	429,415	—	—	—	429,415
Repayments of long-term debt and capital lease obligations	—	(411,941)	(102)	(33)	—	(412,076)
Borrowings under the ABL Revolver	—	36,590	—	—	—	36,590
Repayments of the ABL Revolver	—	(36,590)	—	—	—	(36,590)
Repayments of the Credit Facility Revolver	—	(40,000)	—	—	—	(40,000)
Payments for debt modification and issuance costs	—	(13,364)	—	—	—	(13,364)
Payments of debt extinguishment costs	—	—	—	—	—	—
Financing activity with subsidiaries	—	393	—	58	(451)	—
Financing cash flow	—	(35,497)	(102)	25	(451)	(36,025)
Increase (decrease) in cash and equivalents	(2,601)	(1,459)	—	20,002	—	15,942
Cash and equivalents, beginning of period	2,601	12,704	—	35,721	—	51,026
Cash and equivalents, end of period	$—	$11,245	$—	$55,723	$—	$66,968

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
In the second quarter of 2014, we recovered from a challenging first quarter. Our banana business continued to benefit from volume increases of more than 5% in North America and higher average pricing in U.S. dollars in Core Europe, Mediterranean and Middle Eastern markets. These improvements were offset by lower volume in Core Europe as we continued to prioritize profitability over volume and lower volume in the Mediterranean market, reflecting lower supply in our Central American source regions. Contract pricing gains in North America were offset by year-over-year lower fuel surcharges tied to third party indices. We also experienced higher costs in the quarter from lower productivity on both our owned and associate producer farms as a result of weather and other factors affecting growing conditions, which forced us to procure more fruit in the Ecuador spot markets, resulting in incremental purchase and transport costs. This situation combined with expected increases in industry costs, including labor, shipping and paper to increase our cost of sales.
Our Salads and Healthy Snacks segment showed improvement in the second quarter of 2014 compared to the same period of 2013. Our new Midwest salad plant has met its performance targets through the first half of 2014, fully recovering the $7 million of startup costs that were incurred in the second quarter of 2013. Retail value-added salad pricing, inclusive of product mix, also increased versus the prior year, but does not yet reflect the benefits of the packaging efficiency and pricing actions announced in May and effective in July 2014. However second quarter volume of retail value-added salads was below the prior year. The overall segment revenue and results were also adversely affected by reduced raw material supply for our processed fruit ingredient business that mainly sells banana puree and other value-added banana products. We also incurred $2 million of costs in the segment in the second quarter of 2014 related to inventory and equipment write downs and severance expense related to product resizing, product discontinuation and overhead savings initiatives.
In both segments, the weather-impacted results of the first quarter weighed on the results for the full first half. A harsh winter in much of North America impacted first quarter sales volumes for all of our products in this market, increased our logistics costs, reduced raw yields in our salads operations, and challenged our salad manufacturing as raw products were, at times, unable to reach the plants and storms reduced our production schedules. Additionally, unfavorable weather and other conditions across Central America negatively impacted yields on both owned and associate producer banana farms, resulting in larger purchases in the weekly spot market and supply shortages to our North American and European end markets. Finally, stormy conditions in the Atlantic delayed our vessels, increased our fuel usage, and required incremental vessel charters to fill vacated slots in our fleet rotations. While the winter weather conditions are now behind us, we continued to experience weather-driven volume reductions in Central America through the second quarter, which affected both productivity and banana availability, resulting in higher costs in 2014.
We have taken a number of steps to reduce risk and improve operating efficiencies in our core business as we execute our "return to the core" strategy. We have exited several non-core healthy snacking businesses that generated operating losses and distracted management from its core businesses of bananas and salads, and we have redirected that investment back to the core. In our banana business, we have increased the pace of investment in our owned banana farms, which includes replanting and the addition of irrigation, to both increase productivity and reduce the effect of unusual weather patterns. We have sought opportunities to expand controlled banana production, which included the purchase of approximately 450 hectares of production in Honduras in the first quarter of 2014. We are investing to improve certain Latin American port operations to accommodate new shipping rotations and partnerships that we expect to create efficiencies in our value chain beginning in 2015. We expanded the surcharge program in our North American banana business in the first quarter of 2014 to include a paper-related surcharge tied to a third party index, mitigating future impacts from another substantial cost input. In our salads business, we implemented price increases and product resizing, both of which took effect in July 2014, to offset industry costs and to return the business to reasonable profit margins. We have also taken a number of steps to reduce overhead expenses, which has resulted in meaningful reductions in our Corporate expenses, excluding the costs related to our pending combination with Fyffes plc, described below.
Our results are subject to significant seasonal variations and interim results are not indicative of the results of operations for the full fiscal year. Historically, our results during the second half of the year have been weaker than in the first half of the year due to increased availability of competing fruits and resulting lower banana prices, as well as seasonally lower consumption of salads in the fourth quarter. We have made strategic changes to our business that we expect to reduce this trend, however, the effect of these seasonal variations can vary significantly from year to year. For a further description of our challenges and risks, see the Overview section of Management's Discussion and Analysis of Financial Condition and Results of Operations and Part I - Item 1A - Risk Factors in our 2013 Annual Report on Form 10-K and discussion below.

Strategic Combination With Fyffes plc
On March 10, 2014, we announced our intention to combine with Fyffes plc ("Fyffes") and entered into a transaction agreement for the proposed combination. We believe this combination will create significant value for our shareholders and offer immediate benefits for customers and consumers worldwide. Fyffes is a leading international importer and distributor of tropical produce, including bananas, pineapples and melons, with annual sales in excess of €800 million. Fyffes is headquartered in Dublin, Ireland and has operations in Europe, the U.S., Central and South America and has begun operations in Asia. Fyffes markets its produce under a variety of trademarks including the Fyffes® and Sol® brands and employs over 12,000 people worldwide. The combination is expected to result in operating synergies.
In the proposed combination, both Chiquita and Fyffes will become subsidiaries of a new Irish holding company, ChiquitaFyffes plc ("ChiquitaFyffes"). Fyffes shareholders will receive 0.1567 of a ChiquitaFyffes ordinary share for each Fyffes share they hold and, upon completion of the combination, will own approximately 49.3% of ChiquitaFyffes ordinary shares, on a fully diluted basis. Chiquita shareholders will receive one ChiquitaFyffes ordinary share for each Chiquita share that they hold and, upon completion of the combination, will own approximately 50.7% of ChiquitaFyffes ordinary shares, on a fully diluted basis.
Accounting standards will require the combination to be accounted for as a business combination with Chiquita determined to be the accounting acquirer. The following preliminary purchase price calculation is based on the outstanding common shares of Fyffes plc, plus stock options expected to vest on or before the closing date, Chiquita's closing stock price on March 7, 2014 (the last trading day prior to the public announcement of the combination) and the latest practicable date prior to the filing of this Form 10-Q. The purchase price consideration could change materially and will ultimately be based on the closing date share price of Chiquita stock on the final date of the combination and the number of Fyffes stock options that will have vested by that date.

	March 7, 2014	August 4, 2014
Chiquita's closing share price	$10.84	$9.60
Preliminary purchase price consideration	$519 million	$460 million
In connection with the proposed combination, we expect to incur legal, advisory and other expenses in the range of $12-$15 million, of which $3 million and $9 million were incurred and expensed in the second quarter and first half of 2014, respectively. The proposed combination is expected to be completed before the end of 2014, but remains subject to shareholder approval by both Chiquita and Fyffes shareholders as well as remaining required regulatory approvals in the European Union and other jurisdictions.
The proposed combination with Fyffes and the effects to Chiquita and Chiquita shareholders are also described in Note 3 to the Condensed Consolidated Financial Statements.

Operations
We report three business segments: Bananas; Salads and Healthy Snacks; and Other Produce. Segment descriptions and results can be found in Note 15 to the Condensed Consolidated Financial Statements. Certain corporate expenses are not allocated to the reportable segments and are included in "Corporate costs," including costs related to the proposed combination with Fyffes. Inter-segment transactions are eliminated.

	Quarter Ended June 30,		Better (Worse) Percent Change	Six Months Ended June 30,		Better (Worse) Percent Change
(In millions)	2014	2013		2014	2013
Net sales:
Bananas	$537	$518	3.8%	$1,039	$1,026	1.3%
Salads and Healthy Snacks	249	260	(4.2)%	479	500	(4.3)%
Other Produce	39	34	14.4%	70	60	15.8%
	$826	$812	1.7%	$1,588	$1,586	0.1%
Cost of sales:
Bananas	$460	$428	(7.4)%	$907	$872	(4.0)%
Salads and Healthy Snacks	214	227	5.7%	420	435	3.4%
Other Produce	39	35	(11.8)%	70	60	(15.2)%
Corporate costs	3	3	0.1%	5	5	3.8%
	$716	$693	(3.3)%	$1,402	$1,372	(2.1)%
Operating income (loss):
Bananas	$43	$53	(18.5)%	$64	$83	(23.2)%
Salads and Healthy Snacks	7	3	141.5%	4	10	(61.6)%
Other Produce	—	—	169.8%	—	—	129.7%
Corporate Costs	(14)	(16)	10.8%	(31)	(27)	(13.2)%
	$37	$41	(9.5)%	$37	$66	(43.2)%
Table may not total or recalculate due to rounding.
1Cost of sales by segment in 2013 has been revised. Operating income by segment has not changed for these periods.
QUARTER ENDED JUNE 30, 2014 vs. QUARTER ENDED JUNE 30, 2013
Net Sales. Net sales increased on a consolidated basis by 1.7%.
In our Bananas segment, the increase in net sales was driven by higher average pricing in Core Europe (defined below), Mediterranean and Middle Eastern markets on a U.S. dollar basis and higher banana volume in North America, partly offset by lower volume in Core Europe, where we continued to prioritize profitability over volume and reflecting supply shortages in the quarter, as well as lower average pricing in North America, primarily due to lower fuel surcharges.
Salads and Healthy Snacks segment sales decreased primarily as a result of lower volume of retail value-added salads, healthy snacks and foodservice, lower processed fruit ingredient sales driven by reduced raw material supply and the June 2013 exit of a non-core European healthy snacking business that previously represented approximately $12 million of net sales on an annual basis. Retail value-added salad sales were higher as pricing, primarily driven by mix, more than offset decreased volumes.
Other produce sales increased primarily as a result of increased pineapple volume.
Cost of Sales. Cost of sales increased 3.3% on a consolidated basis.
In our bananas business, cost of sales increased primarily due to lower productivity on both our owned and associate producer farms, primarily in Costa Rica and Panama due to dry weather, in addition to expected increases in industry costs, such as shipping and paper. Related to the 2007 gain on the sale-leaseback of eleven cargo ships, the gain on the sale-leaseback was being amortized to reduce "Cost of sales" over the base term of the leases, each of which expired in mid-2014. The annual amortization of the gain on shipping fleet was $14 million through 2013, with the final $3 million of amortization reducing costs in the second quarter of 2014. To maintain our shipping rotations, we entered into new time charter arrangements and incurred $5 million of costs in the second quarter of 2014 in connection with the changeover of these vessels, which is expected to be completed in the third quarter of 2014.
In our Salads and Healthy Snacks segment, cost of sales decreased due to lower volumes as described above, lower cost of sales in our processed fruit ingredient products and the exit of a European healthy snacking business in June 2013. Additionally, our new Midwest salad plant met its performance targets in the second quarter of 2014 after incurring approximately $18 million in startup costs in 2013, of which $7 million were in second quarter of 2013. The new facility was placed into service in 2013 and replaced three facilities in the same region.
Other produce cost of sales increased due to higher volume.
Operating Income. As a result of the items discussed above, improvements in the Salads and Healthy Snacks segment partly offset reductions in the Banana segment. Corporate costs also improved due to lower legal fees, medical cost reductions, lower values associated with our performance-based long-term incentive program and staffing and operating efficiencies. Corporate costs in the second quarter of 2014 also included $3 million of combination related transaction costs related to our proposed combination with Fyffes. Corporate costs represent expenses not allocated to the reportable segments, including certain selling, general and administrative costs. Additional detail of the variances are included in the segment discussion below.
SIX MONTHS ENDED JUNE 30, 2014 vs. SIX MONTHS ENDED JUNE 30, 2013
Net Sales. Net sales increased on a consolidated basis by 0.1%.
In our Bananas segment, the increase in net sales was driven by higher average pricing in Core Europe (defined below), Mediterranean and Middle Eastern markets on a U.S. dollar basis and higher banana volume in North America, partly offset by lower volume in Core Europe, where we continued to prioritize profitability over volume and reflecting supply shortages in the period, as well as lower average pricing in North America, primarily due to lower fuel surcharges.
Salads and Healthy Snacks segment sales decreased primarily as a result of lower volumes of healthy snacks and foodservice, lower processed fruit ingredient sales driven by reduced raw material supply and the June 2013 exit of a non-core European healthy snacking business that previously represented approximately $12 million of net sales on an annual basis. These declines were partially offset by retail value-added salad sales as a result of both volume and pricing, including mix.
Other produce sales increased primarily as a result of higher pineapple volume.
Cost of Sales. Cost of sales increased 2.1% on a consolidated basis, primarily due to expected industry cost increases, including labor, shipping and paper and due to the effects of weather on both our bananas and salads value chains.
In our bananas business, cost of sales increased primarily due to weather impacts in our growing regions in Central America that reduced productivity on both our owned and associate producer farms and increased the volume purchased in weekly markets, primarily Ecuador. This resulted in incremental fruit and transportation costs, impacted further in the first quarter of 2014 by poor weather in the Atlantic that deferred vessel arrivals, resulting in increased fuel consumption and vessel charters. Related to the 2007 gain on the sale-leaseback of eleven cargo ships, the gain on the sale-leaseback was being amortized to reduce "Cost of sales" over the base term of the leases, each of which expired in mid-2014. The annual amortization of the gain on shipping fleet was $14 million through 2013, with the final $6 million of amortization reducing costs in the first half of 2014. To maintain our shipping rotations, we entered into new time charter arrangements and incurred $5 million of costs in the second quarter of 2014 in connection with the changeover of these vessels, which is expected to be completed in the third quarter of 2014.
In our Salads and Healthy Snacks segment, our new Midwest salad plant fully met its performance targets in the first quarter of 2014 after incurring approximately $18 million in startup costs in 2013, of which $8 million were incurred in the first half of 2013. The new facility was placed into service in 2013 and replaced three facilities in the same region. Additionally, cost of sales decreased due to lower volumes in our healthy snacks and food service, reduced raw material supply for our processed fruit ingredient products and the exit of a European healthy snacking business in June 2013 partly offset by additional volume of retail value-added salads, discussed above, and harsh winter weather in much of North America during the first quarter of 2014 that adversely affected logistics costs and demand imbalance impacted raw product sourcing in that period.
Other produce cost of sales increased due to higher pineapple volume.
Operating Income. As a result of the items discussed above, operating income was lower than 2013, primarily from the challenging first quarter of 2014. Corporate costs also improved due to lower legal fees, medical cost reductions, lower values associated with our performance-based long-term incentive compensation and staffing and operating efficiencies. Corporate costs included $9 million of first half 2014 costs related to our proposed combination with Fyffes. Corporate costs represent expenses not allocated to the reportable segments, including certain selling, general and administrative costs. Additional detail of the variances are included in the segment discussion below.
BANANA SEGMENT - NET SALES, COST OF SALES AND OPERATING INCOME ANALYSIS

	Better (Worse)
(In millions)	Q2	YTD
2013 Banana segment net sales	$518	$1,026
Global pricing and geographic product mix	—	(13)
Volume	4	2
Average European exchange rates including the effect of hedging	17	26
Other	(2)	(2)
2014 Banana segment net sales	$537	$1,039

	(Better) Worse
(In millions)	Q2	YTD
2013 Banana segment cost of sales	$428	$872
Volume	3	1
Sourcing and logistics costs[1]	31	38
Average European exchange rates	1	3
Tariffs	(3)	(5)
Other	—	(2)
2014 Banana segment cost of sales	$460	$907
1 Sourcing costs include the costs of producing fruit in our owned operations and purchasing fruit from third party growers.  Logistics costs are significantly affected by source locations of fruit, fuel prices and scale efficiencies and include the effect of bunker fuel hedges, which was breakeven and a gain of $1 million for the second quarter of 2014 and 2013, respectively, and breakeven and a gain of $3 million for the six months ended June 30, 2014 and 2013, respectively. The second quarter of 2014 also includes $5 million of costs related to vessel changeover, which is expected to be completed in the third quarter of 2014.

	Better (Worse)
(In millions)	Q2	YTD
2013 Banana segment operating income	$53	$83
Change in Banana segment net sales from above	19	13
Change in Banana segment cost of sales from above	(32)	(35)
Other	3	3
2014 Banana segment operating income	$43	$64

BANANA SEGMENT METRICS
Volume. Our banana sales volumes1 in 40-pound box equivalents were as follows:

(In millions, except percentages)	Q2 2014	Q2 2013	% Change	YTD 2014	YTD 2013	% Change
North America	19.6	18.5	5.8%	38.0	36.0	5.4%
Europe and the Middle East:
Core Europe[2]	9.0	9.2	(2.9)%	17.6	18.3	(4.1)%
Mediterranean[3]	2.5	3.1	(19.1)%	5.2	6.1	(14.2)%
Middle East	0.9	0.9	2.4%	1.8	2.0	(11.7)%
Europe and the Middle East	12.4	13.2	(6.4)%	24.6	26.4	(7.0)%
Total volume	32.0	31.8	0.7%	62.5	62.4	0.2%
1Volume sold represents all banana varieties, including Chiquita to Go, Chiquita minis, organic bananas and plantains.
2 Core Europe includes the 28 member states of the European Union, Switzerland, Norway and Iceland. Banana sales in Core Europe are primarily in euros but also include other European currencies.
3 Mediterranean markets are mainly European and Mediterranean countries that do not belong to the European Union.

Pricing. Year-over-year percentage changes in our banana prices for 2014 compared to 2013 were as follows:

	Q2	YTD
North America[1]	(0.6)%	(0.6)%

Core Europe:
Local currency	(0.9)%	(1.1)%
Currency exchange impact	5.3%	4.6%
Core Europe U.S. Dollar Basis[2]	4.4%	3.5%
Mediterranean	17.8%	10.9%
Middle East	12.6%	0.1%
Europe and the Middle East	7.9%	5.4%
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

(Dollars per euro)	Q2 2014	Q2 2013	% Change	YTD 2014	YTD 2013	% Change
Euro average exchange rate, spot	$1.37	$1.30	5.3%	$1.33	$1.31	1.6%
Euro average exchange rate, hedged[1]	1.36	1.27	7.5%	1.36	1.27	7.1%
1 Only includes realized hedging gains and losses.

Year over year increases (decreases) in our results related to the effect of European currency was as follows:

(In millions)	Q2	YTD
Net sales:
Change in euro exchange rate	$12	$19
Change in realized hedging loss[1]	4	9
Change in unrealized hedging gain[2]	2	(2)
Effect on net sales	17	26
Local costs increase	(2)	(4)
Change in balance sheet translation loss[3]	1	1
Net effect on operating income (loss)	$16	$24
Table may not total or recalculate due to rounding.

1 Second quarter hedging loss was $1 million in 2014 versus a loss of $5 million in the same period of 2013. For the six months ended June 30, 2014 the hedging loss was $3 million versus a loss of $11 million recognized in the six months ended June 30, 2013.
2 Hedge accounting was terminated prospectively the first quarter of 2013 for certain currency hedges that were transferred to banks participating in our ABL Credit Facility. These unrealized gains and losses were recognized in "Net sales" for positions originally intended to hedge sales in the second and third quarters of 2013. Termination of hedge accounting did not change the economic purpose or effect to reduce uncertainty in the U.S. dollar realization of euro-denominated sales, but did result in unrealized changes in fair value of these hedge positions to be recognized currently in "Net sales" until the hedge positions settled. The six months ended June 30, 2013 included $2 million of unrealized gains in "Net sales" associated with these option contracts. The second quarter of 2013 included $2 million of unrealized losses in "Net sales" associated with these option contracts. These unrealized changes net to zero in the first nine months of 2013 because all of the affected hedge positions had settled by September 30, 2013.
3 Second quarter balance sheet translation was a net loss of $1 million in 2014 versus a net loss of $3 million in the same period of 2013. For the six months ended June 30, 2014 the balance sheet translation was a net loss of $4 million versus a net loss of $5 million in the six months ended June 30, 2013.
BANANA SEGMENT - OTHER INFORMATION
Concentration of Risk. Our primary markets are in North America and Europe, but we also have sales in the Middle East and other markets. The majority of our sales in the Middle East are in Iran under license from the U.S. government that allows sale of food products to non-sanctioned parties. These sales to Iranian customers are in U.S. dollars and represent $12 million, $17 million and $18 million of "Trade receivables, less allowances" on the Condensed Consolidated Balance Sheet as of June 30, 2014, December 31, 2013 and June 30, 2013, respectively. Even though the sales in Iran are permitted, the international sanctions against Iran affected the ability of Iranian customers to pay invoices within terms because it became difficult for them to obtain U.S. dollars, euros or other suitable currencies in sufficient quantity on a regular basis. Over the course of 2012, our receivable balance with these customers increased, and we have established payment plans with each of these customers to reduce their balances. Certain customers have so far been able to find acceptable methods of payment to comply with their payment plans. However, some customers have not, and as a result, we recorded a reserve of $9 million in 2012, with an additional $2 million in 2013 as a result of further delinquency and other repayment risk. We source bananas from the Philippines for sale in the Middle East under a committed-volume, long term purchase contract with a former joint venture partner through 2016. To mitigate risk, we have reduced the amount of volume being sent to the Middle East and have developed customers in other Middle Eastern markets. However, Iran remains an important market for our Philippine-sourced bananas.
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
In another regulatory development, in June 2012, the EU signed free trade area ("FTA") agreements with (i) Colombia and Peru and (ii) the Central American countries. Under both FTA agreements, the EU committed to reduce its banana tariff to €75 per metric ton over ten years for specified volumes of banana exports from each of the countries covered by these FTAs, and further required that the banana volumes assigned to each country under the Central American FTA be administered through export licenses. Implementation of an export license system in the 1990's (subsequently ruled illegal) significantly increased our logistics and other export costs. The EU implemented its FTA with Peru on March 1, 2013; its FTAs with

Panama, Honduras, Nicaragua, and Colombia on August 1, 2013; its FTAs with Costa Rica and El Salvador on October 1, 2013; and its FTA with Guatemala on December 1, 2013. Because questions remain over how the banana volume and export licensing rules will be applied over time, it is still unclear what, if any, effect the newly implemented FTAs will have on our operations.
On July 17, 2014, the EU also closed a trade agreement with Ecuador, which still needs to be signed and ratified by its government parties before it takes effect.  According to unofficial reports, the agreement grants bananas from Ecuador roughly the same reduced tariffs and country-specific volumes entitled to those rates that the EU-Colombia FTA grants to bananas from Colombia.  It is still not clear if or when the EU-Ecuador agreement will be ratified, but the governments are projecting that implementation will occur in mid-2016.  Until the EU-Ecuador agreement is fully implemented, its effect on our operations, if any, remains unclear.
SALADS AND HEALTHY SNACKS SEGMENT - NET SALES, COST OF SALES & OPERATING INCOME ANALYSIS

	Better (Worse)
(In millions)	Q2	YTD
2013 Salads and Healthy Snacks segment net sales	$260	$500
Pricing including mix:
Retail value-added salads	6	2
Healthy snacks, foodservice and other	(1)	(3)
Volume:
Retail value-added salads	(3)	5
Healthy snacks, foodservice and other	(5)	(10)
Processed fruit ingredient products, primarily volume	(5)	(12)
Exit of European healthy snacking businesses	(4)	(7)
Other	1	4
2014 Salads and Healthy Snacks segment net sales	$249	$479

	(Better) Worse
(In millions)	Q2	YTD
2013 Salads and Healthy Snacks cost of sales	$227	$435
Volume:
Retail value-added salads	(2)	4
Healthy snacks, foodservice and other	(4)	(8)
Mix:
Retail value-added salads	3	4
Healthy snacks, foodservice and other	1	1
Industry input and manufacturing costs:
Retail value-added salads	(4)	—
Healthy snacks, foodservice and other	(4)	(8)
Processed fruit ingredient products, primarily volume	(2)	(6)
Exit of European healthy snacking businesses	(3)	(6)
Other	2	4
2014 Salads and Healthy Snacks cost of sales	$214	$420

	Better (Worse)
(In millions)	Q2	YTD
2013 Salads and Healthy Snacks segment operating income	$3	$10
Change in Salads and Healthy Snacks segment net sales from above	(11)	(21)
Change in Salads and Healthy Snacks segment cost of sales from above	13	15
Selling, general and administrative, including marketing	2	—
2014 Salads and Healthy Snacks segment operating income	$7	$4

SALADS AND HEALTHY SNACKS SEGMENT METRICS
Volume and average price per case for our retail value-added salads was as follows:

(In millions, except percentages)	Q2 2014	Q2 2013	% Change	YTD 2014	YTD 2013	% Change
Volume of 12-count cases	12.8	13.0	(1.7)%	25.2	24.7	1.6%
Average price per case including mix[1]			4.2%			1.4%
1 Average price per case includes fuel-related and other surcharges. Fuel surcharges generally reset quarterly based on the previous quarter's average fuel index prices.
SALADS AND HEALTHY SNACKS SEGMENT - OTHER INFORMATION
In June 2012, we entered into a 20-year lease agreement for a salad production and warehousing facility in the Midwest that replaced three existing facilities in the region. The lease agreement contains two 5-year extension periods. The plant was phased into service during 2013, and the construction costs were finalized on March 31, 2014 resulting in an interest rate of 6.3% to calculate the capital lease liability and future payments. Lease payments will increase annually based on CPI. The total liability related to this facility was $42 million, $38 million and $39 million at June 30, 2014, December 31, 2013 and June 30, 2013, respectively, of which approximately $1 million was current at each of those dates. At June 30, 2014 and December 31, 2013, this liability was included as a capital lease obligation on the Condensed Consolidated Balance Sheets. Though the construction costs were financed by the lessor, we acted as the construction agent and were responsible for all construction activity during the construction period because of the specialized nature of the facility. As a result, we were treated as the owner for accounting purposes during the construction period, resulting in $2 million and $23 million of the liability being included in "Accrued liabilities" and "Other liabilities," respectively, on the Condensed Consolidated Balance Sheet at June 30, 2013 for the obligation related to assets that had not yet been placed into service. Our new Midwest salad plant fully met its performance targets in the first six months of 2014 after incurring approximately $18 million in startup costs in 2013, of which $7 million were incurred in the second quarter of 2013.
INTEREST AND LOSS ON DEBT EXTINGUISHMENT
Interest expense was $15 million for the quarters ended June 30, 2014 and 2013, and $31 million and $29 million for the six months ended June 30, 2014 and 2013, respectively. Loss on debt extinguishment in the first six months of 2014 relates to the redemption of $10 million of the 7.875% Senior Secured Notes due 2021 ("7.875% Notes") on January 31, 2014. On February 5, 2013, we issued $425 million of 7.875% Notes, entered into a new asset-based lending facility and used the entire proceeds to retire the 7.5% senior notes due 2014 and a credit facility. Loss on debt extinguishment in the first six months of 2013 resulted from the write-off of deferred financing fees related to the debt that was extinguished.
OTHER INCOME (EXPENSE), NET
In the first quarter of 2014, we disposed of a non-core healthy snacking business in Europe, resulting in a loss of $3 million, which was recorded in "Other income (expense), net," which was not allocated to the segment results. Of this loss, $1 million related to cash payments upon disposal. This business represented approximately $2 million in annual net sales and had an insignificant effect on operating income.
In the second quarter of 2013, we sold another non-core healthy snacking business in Europe for €3 million ($4 million) resulting in a gain of $1 million recognized in "Other income (expense), net," which was not allocated to the segment results. This business represented approximately $12 million per year in annual sales and had an insignificant effect on operating income.
We also continue to evaluate the exit of non-core healthy snacking operations in China that represents approximately $4 million in annual sales and an insignificant effect on operating income.

INCOME TAXES
Income taxes were a net benefit (expense) of $(4) million and $3 million for the quarters ended June 30, 2014 and 2013, respectively, and $(10) million and less than $(1) million for the six months ended June 30, 2014 and 2013, respectively. For the quarters and six months ended June 30, 2014 and 2013 the difference in the overall effective tax rate from the U.S. statutory rate is due to the existence of valuation allowances in the U.S. and other jurisdictions, as well as the mix of earnings across various jurisdictions and discrete tax items. See further details in Note 12 to the Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
We believe our cash position, cash flow generated by operating subsidiaries and borrowing capacity under our ABL Facility (defined below) will provide sufficient cash reserves and liquidity to fund our working capital needs, capital expenditures and debt service requirements for at least twelve months. At June 30, 2014 we had a cash balance of $55 million and no borrowings under the ABL Revolver (defined below), under which $92 million was available after $24 million was used to support letters of credit. A subsidiary has a committed credit line of approximately €6 million ($8 million) for bank guarantees used primarily for payments due under import licenses and duties in European countries as of the date of this report. We have €6 million ($8 million) of cash equivalents in compensating balance arrangements related to this committed credit line.
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
The ABL Facility consists of a revolver (the "ABL Revolver") and a $7.5 million term loan (the "ABL Term Loan") and matures at the earlier of February 5, 2018 or 60 days prior to the maturity of our existing 4.25% Convertible Senior Notes due August 15, 2016, unless such notes have been satisfactorily refinanced. The ABL Facility has a maximum borrowing capacity of $150 million, with the ABL Revolver subject to a borrowing base calculation based on specified percentages of our domestic accounts receivable, certain inventory and certain domestic machinery and equipment with the potential for additional advances against foreign accounts receivable. To fund seasonal working capital needs, we borrowed $20 million and repaid $15 million under the ABL Revolver in the first quarter of 2014, and we borrowed $4 million and repaid $9 million in the second quarter of 2014, which fully repaid the ABL Revolver. The ABL Term Loan requires annual repayments of approximately $2 million. See further information regarding the terms, description of the security and restrictions in Note 7 to the Condensed Consolidated Financial Statements.
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
Cash provided (used) by operations was $38 million and $62 million for the six months ended June 30, 2014 and 2013, respectively. Changes in cash flow from operations were primarily driven by changes in operating income.
Cash flow used in investing activities includes capital expenditures of $25 million and $21 million for the six months ended June 30, 2014 and 2013, respectively.
Depending on fuel prices, we can have significant obligations or amounts receivable under our bunker fuel forward arrangements, although we would expect any liability or asset from these arrangements to be offset by the purchase price of fuel. At June 30, 2014, December 31, 2013 and June 30, 2013, our bunker fuel forward contracts were a net asset (liability) of $1 million, $1 million and $(2) million, respectively. Depending on euro exchange rates, we can have significant obligations or amounts receivable under our euro-based currency hedging contracts, although we would expect any liability or asset from these contracts to be more than offset by an increase in the dollar realization of the underlying sales denominated in foreign currencies. At June 30, 2014, December 31, 2013 and June 30, 2013, our euro-based currency hedging contracts, including those transferred in February 2013 as further described in Note 8 to the Condensed Consolidated Financial Statements, were a net liability of $1 million, $5 million and $4 million, respectively. The amount ultimately due or receivable will depend upon fuel prices for our bunker fuel forward arrangements or the exchange rate for our euro-based hedging contracts at the dates of settlement. See Quantitative and Qualitative Disclosures About Market Risk below and Note 8 and Note 9 to the Condensed Consolidated Financial Statements for further information about our hedging activities. We expect operating cash flows will be sufficient to cover hedging obligations, if any.
We face certain contingent liabilities which are described in Note 16 to the Condensed Consolidated Financial Statements; in accordance with generally accepted accounting practices, reserves have not been established for most of the ongoing matters, even when we have been required to deposit payments to preserve our right to appeal some of the Italian customs and tax cases. In connection with these contingent liabilities, we have been required to deposit payments in installments totaling €40 million ($54 million) through 2019 to preserve our right to appeal the customs and tax assessments. Of these assessments, we have deposited €25 million ($35 million) through June 30, 2014, which is included in "Investments and other assets, net" on the Condensed Consolidated Balance Sheet pending resolution of the appeals process. Based on rulings described in Note 16 to the Condensed Consolidated Financial Statements, approximately €2 million ($2 million) deposited for customs and tax assessments in Genoa will be refunded or applied to deposit requirements in other jurisdictions. Once the Genoa rulings are processed, the remaining installment plans call for annual deposit payments of approximately €4 million ($6 million) 2014 through 2016, €4 million ($5 million) in 2017 and less than €1 million ($1 million) in 2018 and 2019; however, if we ultimately prevail in these cases, any deposits we have made are also expected to be refunded with interest. Because court rulings have varied, we have not been assessed in similar matters in other jurisdictions, but may be required to make additional payments based on future appeals or court rulings. We presently expect that we would use existing cash and borrowing resources together with operating cash flow to satisfy any such liabilities. It is possible that in future periods we could have to pay damages or other amounts in excess of the installment plans, the exact amount of which would be at the discretion of the applicable court or regulatory body.
In January 2012, as a result of a favorable decision from a court in Salerno, Italy, we received €20 million ($27 million) related to a refund claim we had made with respect to certain consumption taxes paid between 1980 and 1990, and the cash received has been deferred to "Other liabilities" pending final result of the appeal process. If we were to lose on appeal, we may be required to repay the consumption tax refunds received with interest.
Also as described in Note 16 to the Condensed Consolidated Financial Statements, in connection with a court judgment against one of our insurance carriers, National Union, we have received $12 million through June 30, 2014 from National Union for defense costs in certain matters. In March 2013, the Ohio Court of Appeals ruled that National Union is not obligated to provide coverage for these defense costs and remanded the case to the trial court to determine whether National Union is entitled to repayment of the defense costs that it has already paid. In June 2014, after remand from the Ohio Court of Appeals the trial court ruled that National Union is entitled to reimbursement of the defense costs that it has already paid. The company expects to appeal that ruling. We have deferred these cash receipts, and an additional $1 million of interest, in "Accrued liabilities" pending resolution of the appeals process.
We have not made dividend payments since 2006. Many of our debt instruments, including the 7.875% Notes and the ABL Facility, which are described in Note 7 to the Condensed Consolidated Financial Statements, impose limitations on CBII's ability to pay dividends on its common stock. At June 30, 2014, we were in compliance with each of our debt instruments and expect to remain in compliance for at least twelve months. In connection with the proposed combination with Fyffes, which remains subject to shareholder approval by both Chiquita and Fyffes shareholders as well as required regulatory approvals in the European Union and other jurisdictions, we made customary representations and warranties, and agreed to customary covenants limiting our ability to, among other things: issue shares of capital stock; pay dividends; repurchase, redeem or acquire capital stock; redeem, repurchase, prepay or incur indebtedness; enter into, terminate or amend existing material contracts; enter into employment or severance agreements with certain employees; acquire equity interests or assets of third parties; sell or otherwise dispose of assets; and conduct restructuring or reorganization activities. The proposed combination is expected to be completed before the end of 2014.
Risks of International Operations
We operate in many foreign countries, including China and countries in Central America, Europe, the Middle East and Africa. Our activities are subject to risks inherent in operating in these countries, including government regulation, currency restrictions, fluctuations and other restraints, import and export restrictions, burdensome taxes, additional tax assessments in foreign jurisdictions, risks of expropriation, threats to employees, political and economic instability, terrorist activities including extortion, and risks of U.S. and foreign governmental action in relation to us. Under certain circumstances, we might need to curtail, cease or alter our activities in a particular region or country. Trade restrictions apply to certain countries and certain parties under various sanctions, laws and regulations; our sales into Iran and Syria must be and are authorized by the U.S. government pursuant to these regulations, which generally or by specific license allow sales of our food products to those countries. In order to avoid transactions with parties subject to trade restrictions, we screen parties to our transactions against relevant trade sanctions lists.
See Note 16 to the Condensed Consolidated Financial Statements for a further description of legal proceedings and other risks including, in particular, (1) the civil litigation and investigations relating to payments made by our former Colombian subsidiary to a Colombian paramilitary group and (2) customs and tax proceedings in Italy.
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
* * * * *
This quarterly report contains certain statements that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control, including: the customary risks experienced by global food companies, such as prices for commodity and other inputs, currency exchange rate fluctuations, industry and competitive conditions (all of which may be more unpredictable in light of continuing uncertainty in the global economic environment), government regulations, food safety issues and product recalls affecting the company or the industry, labor relations, burdensome taxes, additional tax assessments in foreign jurisdictions, political instability and terrorism; challenges in implementing the relocation of our corporate headquarters and other North American corporate functions to Charlotte, North Carolina; challenges in implementing restructuring and leadership changes announced in August and October 2012 including our ability to achieve the cost savings and other benefits anticipated from the restructuring; unusual weather events, conditions or crop risks; continued ability to access the capital and credit markets on commercially reasonable terms and comply with the terms of our debt instruments; access to and cost of financing; and the outcome of pending litigation and governmental investigations involving us, as well as the legal fees and other costs incurred in connection with such items.
The forward-looking statements speak as of the date made and are not guarantees of future performance. Actual results or developments may differ materially from the expectations expressed or implied in the forward-looking statements, and we undertake no obligation to update any such statements.
Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Reference is made to the discussion under Management's Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Management – Financial Instruments in our 2013 Annual Report on Form 10-K. As of June 30, 2014, the only material changes from the information presented in the Form 10-K are contained in the information provided below.
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
At August 4, 2014, we had:

•
Average rate collars for approximately 30% of our expected net sales for the remainder of 2014 and approximately 25% of our expected net sales through September 2015 that protect from a decline in the exchange rate below $1.32 per euro and $1.34 per euro, respectively, and limit the benefit of an increase in the exchange rate above $1.40 per euro and $1.41 per euro, respectively.

•
Average rate forwards and synthetic average rate forwards that lock in the value of the euro for approximately 50% of our expected net sales for the remainder of 2014 and approximately 25% of our expected net sales through September 2015 at $1.36 per euro and $1.37 per euro, respectively.

Our shipping operations are exposed to the risk of rising fuel prices. To reduce the risk of rising fuel prices, we enter into bunker fuel forward contracts (swaps) that allow us to lock in fuel prices up to three years in the future. Bunker fuel forward contracts can offset increases in market fuel prices or can result in higher costs from declines in market fuel prices, but in either case reduce the volatility of changing fuel prices on our results. The price we pay to ship bananas and other produce in container equipment on board third parties' container ships includes an adjustment for fuel costs that is not subject to our hedging program. At June 30, 2014, we had deferred gains (losses) on bunker fuel hedges included in "Accumulated other comprehensive income (loss)" of less than $(1) million and $1 million that are expected to offset (increase) our cost of bunker fuel in 2014 and 2015, respectively, and represent coverage for expected fuel purchases of approximately 75% and 50%, respectively.
We carry hedging instruments at fair value on our Consolidated Balance Sheets. The fair value of the currency hedge portfolio, including those transferred in February 2013 as further described in Note 8 to the Condensed Consolidated Financial Statements, and bunker fuel forward contracts was a net liability of $1 million, $4 million and $7 million at June 30, 2014, December 31, 2013, and June 30, 2013, respectively. A hypothetical 10% increase in the euro currency rates would have resulted in a decline in fair value of the currency hedge portfolio of approximately $34 million at June 30, 2014. However, we expect that any loss on these put and call options would be more than offset by an increase in the dollar realization of the underlying sales denominated in foreign currencies. A hypothetical 10% decrease in bunker fuel rates would result in a decline in fair value of the bunker fuel forward contracts of approximately $6 million at June 30, 2014. However, we expect that any decline in the fair value of these contracts would be offset by a decrease in the cost of underlying fuel purchases.
See Note 8 to the Condensed Consolidated Financial Statements for additional discussion of our hedging activities. See Note 9 to the Condensed Consolidated Financial Statements for additional discussion of fair value measurements.
DEBT INSTRUMENTS
Although the Condensed Consolidated Balance Sheets do not present debt at fair value, we have a significant amount of fixed-rate debt whose fair value could fluctuate as a result of changes in prevailing market rates. At June 30, 2014, we had $615 million principal balance of fixed-rate debt, which included the 7.875% Notes and the 4.25% Convertible Senior Notes. The $200 million principal balance of the Convertible Notes is greater than their $170 million carrying value due to the accounting standards for convertible notes such as ours that are described in Note 7 to the Condensed Consolidated Financial Statements. The $415 million principal balance of the 7.875% Notes is greater than their $412 million carrying value due to the related discount that will be amortized over the life of the 7.875% Notes. A hypothetical 0.50% increase in interest rates would have resulted in a decline in the fair value of our fixed-rate debt of approximately $13 million at June 30, 2014.
The refinancing activities in 2013 significantly reduced our exposure to changes in variable interest rates to a nominal amount.
Item 4 – Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, are (a) accumulated and communicated to our management to allow timely decisions regarding required disclosure and (b) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. An evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness as of June 30, 2014 of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of that date.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes during the quarter ended June 30, 2014 in our internal control over financial reporting, as defined in Rule 13a-15f under the Exchange Act that have materially affected or are reasonably likely to affect our internal control over financial reporting.

PART II – Other Information
Item 1 – Legal Proceedings
The information included in Note 16 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q regarding the Colombia Related Matters and the Italian Customs and Tax Cases is incorporated by reference into this Item.
Item 6 – Exhibits

Exhibit 3.1 –	Fourth Restated Certificate of Incorporation
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
August 7, 2014