Form 10-Q
period 2014-09-30
CHIQUITA BRANDS INTERNATIONAL INC
filed 2014-11-06
CIK 101063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 28, 2014, there were 47,112,311 shares of Common Stock outstanding.

Chiquita Brands International, Inc.

PART I – Financial Information
Item 1 – Financial Statements
Chiquita Brands International, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2014	2013	2014	2013
Net sales	$738,551	$723,062	$2,326,388	$2,309,485
Cost of sales	663,536	645,170	2,065,095	2,017,667
Selling, general and administrative	53,658	60,966	162,544	177,227
Transaction costs	8,235	—	16,907	—
Depreciation	12,323	13,435	38,911	40,517
Amortization	2,342	2,342	7,025	7,025
Equity in earnings of investees	(105)	—	(437)	(72)
Restructuring and relocation costs	—	(4)	460	254
Operating income (loss)	(1,438)	1,153	35,883	66,867
Interest income	600	690	1,905	2,197
Interest expense	(15,564)	(15,356)	(46,331)	(44,698)
Loss on debt extinguishment	—	—	(521)	(6,275)
Other income (expense), net	(1,036)	(501)	(5,172)	1,622
Income (loss) before income taxes	(17,438)	(14,014)	(14,236)	19,713
Income tax expense	(518)	(3,800)	(10,487)	(4,050)
Net income (loss)	$(17,956)	$(17,814)	$(24,723)	$15,663

Earnings (loss) per common share – basic	$(0.38)	$(0.38)	$(0.53)	$0.34
Earnings (loss) per common share – diluted	$(0.38)	$(0.38)	$(0.53)	$0.33
See Notes to Condensed Consolidated Financial Statements.

Chiquita Brands International, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Net income (loss)	$(17,956)	$(17,814)	$(24,723)	$15,663
Unrealized foreign currency translation gains (losses)	1	(753)	16	(381)
Realized gains for foreign currency translation on business disposal reclassified into Other income (expense), net	—	—	252	—
Net other comprehensive income (loss) related to foreign currency translation	1	(753)	268	(381)

Change in fair value of available-for-sale investment	—	—	—	157
Realized gains of available-for-sale investment reclassified into Other income (expense), net	—	—	—	(561)
Net other comprehensive loss related to available-for-sale investment	—	—	—	(404)

Unrealized gains (losses) on derivatives for the period	19,072	(6,183)	22,467	(8,308)
Derivative (gains) losses reclassified into Net sales	(1,543)	6,114	504	21,328
Derivative (gains) losses reclassified into Cost of sales	822	(2,277)	586	(7,267)
Net other comprehensive income (loss) related to derivatives	18,351	(2,346)	23,557	5,753

Actuarial losses for the period, net of $0, $3, $259 and $133, respectively, of income tax benefit	—	(42)	(905)	(1,448)
Amortization included in pension cost	297	342	893	1,018
Net other comprehensive gain (loss) related to defined benefit pension and severance plans	297	300	(12)	(430)
	18,649	(2,799)	23,813	4,538
Comprehensive income (loss)	$693	$(20,613)	$(910)	$20,201
See Notes to Condensed Consolidated Financial Statements.

Chiquita Brands International, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)	September 30, 2014	December 31, 2013	September 30, 2013
ASSETS
Current assets:
Cash and equivalents	$45,092	$54,017	$71,766
Trade receivables, less allowances of $17,443, $19,602 and $19,978, respectively	248,617	252,068	269,892
Other receivables, net	68,168	56,273	66,602
Inventories	208,931	210,564	234,783
Prepaid expenses	42,393	49,733	47,170
Other current assets	25,392	6,540	17,463
Total current assets	638,593	629,195	707,676
Property, plant and equipment, net	400,360	390,773	392,884
Investments and other assets, net	106,439	108,077	88,989
Trademarks	426,085	426,085	426,085
Goodwill	18,095	18,095	18,095
Other intangible assets, net	79,887	86,913	89,254
Total assets	$1,669,459	$1,659,138	$1,722,983
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$4,648	$2,271	$2,191
Accounts payable	248,730	248,273	283,641
Accrued liabilities	155,640	158,034	148,346
Total current liabilities	409,018	408,578	434,178
Long-term debt and capital lease obligations, net of current portion	634,882	629,353	620,012
Accrued pension and other employee benefits	81,394	77,066	82,295
Deferred gain – sale of shipping fleet	—	6,290	9,823
Deferred tax liabilities	107,318	103,679	111,942
Other liabilities	58,764	59,734	70,424
Total liabilities	1,291,376	1,284,700	1,328,674
Commitments and contingencies	—	—	—
Shareholders' equity:
Common stock, $.01 par value (47,048,211, 46,829,913 and 46,759,590 shares outstanding, respectively)	470	468	468
Capital surplus	844,217	839,664	838,261
Accumulated deficit	(464,634)	(439,911)	(408,433)
Accumulated other comprehensive loss	(1,970)	(25,783)	(35,987)
Total shareholders' equity	378,083	374,438	394,309
Total liabilities and shareholders' equity	$1,669,459	$1,659,138	$1,722,983
See Notes to Condensed Consolidated Financial Statements.

Chiquita Brands International, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2014	2013
Cash provided (used) by:
OPERATIONS
Net income (loss)	$(24,723)	$15,663
Depreciation and amortization	45,936	47,542
Loss on debt extinguishment	521	6,275
Reserve for trade receivables	5,085	3,141
Amortization of discount on Convertible Notes	9,144	8,100
Amortization of gain on sale of the shipping fleet	(6,290)	(10,381)
Stock-based compensation	5,583	4,523
Changes in current assets and liabilities and other	5,415	16,875
Operating cash flow	40,671	91,738
INVESTING
Capital expenditures	(38,836)	(36,165)
Contribution to equity-method investment	—	(13,102)
Net proceeds from sale of long-term assets	5,256	11,751
Other, net	(3,736)	3,559
Investing cash flow	(37,316)	(33,957)
FINANCING
Issuances of long-term debt	—	429,415
Repayments of long-term debt and capital lease obligations	(11,714)	(412,646)
Borrowings under the ABL Revolver	24,000	36,590
Repayments of the ABL Revolver	(24,000)	(36,590)
Repayments of the Credit Facility Revolver	—	(40,000)
Payments for debt modification and issuance costs	(266)	(13,810)
Payments of debt extinguishment costs	(300)	—
Financing cash flow	(12,280)	(37,041)
Increase (decrease) in cash and equivalents	(8,925)	20,740
Cash and equivalents, beginning of period	54,017	51,026
Cash and equivalents, end of period	$45,092	$71,766
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
Note 2 – Earnings Per Share
Basic and diluted earnings (loss) per common share ("EPS") are calculated as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
Net income (loss)	$(17,956)	$(17,814)	$(24,723)	$15,663

Weighted average common shares outstanding (used to calculate basic EPS)	46,981	46,633	46,915	46,495
Dilutive effect of stock options and other stock awards	—	—	—	940
Weighted average common shares outstanding (used to calculate diluted EPS)	46,981	46,633	46,915	47,435

Earnings (loss) per common share – basic	$(0.38)	$(0.38)	$(0.53)	$0.34
Earnings (loss) per common share – diluted	$(0.38)	$(0.38)	$(0.53)	$0.33
If we had generated net income for the quarters ended September 30, 2014 and 2013 and the nine months ended September 30, 2014, an additional 1.4 million, 1.3 million, and 1.2 million shares, respectively, would have been added to basic weighted average common shares outstanding to calculate diluted EPS.
The assumed conversions to common stock of stock options, other stock awards and 4.25% Convertible Senior Notes due 2016 ("Convertible Notes") are excluded from weighted average common shares outstanding used to calculate diluted EPS in periods when these items, on an individual basis, have an anti-dilutive effect on diluted EPS. For the quarters and nine months ended September 30, 2014 and 2013, the effect of the conversion of the Convertible Notes would have been anti-dilutive because the average trading price of the common stock was below the initial conversion price of $22.45 per share. In addition, certain stock options and other stock awards totaling 0.1 million and 0.2 million for the quarters ended September 30, 2014 and 2013, respectively, and 0.1 million and 1.3 million for the nine months ended September 30, 2014 and 2013, respectively, were outstanding but not included in the computation of diluted EPS because they were anti-dilutive.
Note 3 - Strategic Combination with Fyffes and Cutrale-Safra Definitive Merger Agreement
On March 10, 2014, we announced our intention to combine with Fyffes plc ("Fyffes") and entered into a transaction agreement for the proposed combination, the terms of which were amended on September 25, 2014. A special meeting of our shareholders was held on October 24, 2014 in which the shareholders did not approve the amended transaction agreement with Fyffes, therefore Fyffes delivered a notice of termination of the transaction agreement. In connection with the now terminated Fyffes strategic combination, we have incurred legal, advisory and other expenses totaling $4 million and $13 million during the quarter and nine months ended September 30, 2014, respectively. In addition, under the terms of the amended transaction agreement and expenses reimbursement agreement, we will pay Fyffes a termination fee of approximately $23 million in November 2014.

On October 26, 2014, Chiquita entered into a Definitive Merger Agreement (the "Merger Agreement") with Cavendish Global Limited ("Cavendish"), a private limited company incorporated under the laws of England and Wales. Cavendish is an affiliate of the Cutrale Group and the Safra Group. Pursuant to the Merger Agreement, among other things: Cavendish commenced a tender offer on November 4, 2014 to purchase all of the issued and outstanding shares of common stock, par value $0.01 per share, of Chiquita, subject to the conditions set forth in the Merger Agreement, at a purchase price of $14.50 per share.  Chiquita's board of directors has unanimously approved the transaction. Pending regulatory approval, the transaction is expected to be finalized by the end of 2014 or in early 2015. In connection with the Merger Agreement, we have incurred legal, advisory and other expenses totaling $4 million for both the quarter and nine months ended September 30, 2014.
In connection with the Merger Agreement with Cavendish, we made customary representations and warranties and agreed to customary covenants limiting our ability to, among other things, issue shares of capital stock; pay dividends; repurchase, redeem or acquire capital stock; redeem, repurchase, prepay or incur indebtedness; enter into, terminate or amend existing material contracts; enter into employment or severance agreements with certain employees; acquire equity interests or assets of third parties; sell or otherwise dispose of assets; and conduct restructuring or reorganization activities.
Note 4 – Trade and Finance Receivables
TRADE RECEIVABLES
Our primary markets are in North America and Europe, but we also have sales in the Middle East and other markets. The majority of our sales in the Middle East are in Iran under license from the U.S. government that allows sale of food products to non-sanctioned parties. Sales to Iranian customers are in U.S. dollars and represent $9 million, $17 million and $17 million of "Trade receivables, less allowances" on the Condensed Consolidated Balance Sheet as of September 30, 2014, December 31, 2013 and September 30, 2013, respectively. Even though the sales in Iran are permitted, the international sanctions against Iran affected the ability of certain Iranian customers to pay invoices within terms because it became difficult for them to obtain U.S. dollars, euros or other suitable currencies in sufficient quantity on a regular basis. Over the course of 2012, our receivable balance with these customers increased, and we established payment plans with each of these customers to reduce their balances. Certain customers have so far been able to find acceptable methods of payment to comply with their payment plans. However, some customers have not, and as a result, we recorded a reserve of $9 million in 2012, with an additional $2 million in 2013 as a result of further delinquency and other repayment risk. We source bananas from the Philippines for sale in the Middle East under a committed-volume, long term purchase contract with a former joint venture partner through 2016. To mitigate risk, we have reduced the amount of volume being sent to the Middle East and have developed other Middle Eastern markets. However, Iran remains an important market for our Philippine-sourced bananas.
FINANCE RECEIVABLES
Finance receivables were as follows:

	September 30, 2014		December 31, 2013		September 30, 2013
(In thousands)	Grower Receivables	Seller Financing	Grower Receivables	Seller Financing	Grower Receivables	Seller Financing
Gross receivable	$39,724	$24,401	$35,761	$27,127	$36,092	$28,001
Reserve	(32,653)	—	(32,877)	—	(32,927)	—
Net receivable	$7,071	$24,401	$2,884	$27,127	$3,165	$28,001

Current portion, net	$7,071	$4,229	$2,884	$3,990	$3,165	$3,913
Long-term portion, net	—	20,172	—	23,137	—	24,088
Net receivable	$7,071	$24,401	$2,884	$27,127	$3,165	$28,001

Seasonal advances may be made to certain qualified growers, which are normally collected as the produce is harvested and sold. We generally require asset liens and pledges of the season's produce as collateral to support these advances. If sales of the season's produce do not result in full repayment of the advance, we may exercise the collateral provisions or renegotiate the terms, including terms of interest, to collect the remaining balance.
During the nine months ended September 30, 2014, there was no significant activity in the reserve for grower receivables balance. In the third quarter of 2013, we recovered $1 million of grower receivables that were previously reserved and in the second quarter of 2013, we wrote off another $3 million. Other movements in grower receivable reserves in 2013 were not significant.
The gross grower receivable balance in each period primarily relates to a former Chilean grower of grapes and other produce, that we fully reserved in 2011, when the grower was declared bankrupt. We continue to aggressively negotiate recovery.
We provided seller financing in the 2009 sale of the former joint venture that sourced bananas and pineapples from the Philippines for sale in the Middle East and Asia. The financing for the sale of this joint venture is a note that is receivable in equal installments through 2019. As of September 30, 2014, payments are current on this note receivable.
Note 5 – Inventories
Inventories consist of the following:

(In thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Finished goods	$69,244	$69,450	$79,706
Growing crops	73,068	74,985	79,899
Raw materials, supplies and other	66,619	66,129	75,178
	$208,931	$210,564	$234,783
Note 6 – Debt including Capital Lease Obligations
The carrying values of our debt represent amortized cost and are summarized below with estimated fair values:

	September 30, 2014		December 31, 2013		September 30, 2013
	Carrying Value	Estimated Fair Value[1]	Carrying Value	Estimated Fair Value[1]	Carrying Value	Estimated Fair Value[1]
(In thousands)
7.875% Senior Secured Notes due 2021	$412,403	$449,000	$422,174	$459,000	$422,100	$453,000
4.25% Convertible Senior Notes due 2016	173,194	200,000	164,050	194,000	161,182	196,000
ABL Term Loan	5,250	5,000	6,375	6,000	6,750	6,000
Capital lease obligations[2]	42,142	42,000	39,025	39,000	32,171	32,000
Other debt	6,541	6,000	—	—	—	—
Less current portion	(4,648)		(2,271)		(2,191)
Total long-term debt and capital lease obligations	$634,882		$629,353		$620,012

[1]
The fair value of the senior notes is based on observable inputs, which include quoted prices for similar assets or liabilities in an active market and market-corroborated inputs (Level 2). All other debt may be traded on the secondary loan market, and the fair value is based on either the last available trading price, if recent, or trading prices of comparable debt (Level 3). See Note 8 for further discussion of fair value.

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
Upon a change of control of CBII, CBII and CBL (or a third party on their behalf) will be required to make an offer to purchase the notes at 101% of their principal amount, plus accrued interest.
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
The carrying amounts of the debt and equity components of the Convertible Notes are as follows:

(In thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Principal amount of debt component[1]	$200,000	$200,000	$200,000
Unamortized discount	(26,806)	(35,950)	(38,818)
Net carrying amount of debt component	$173,194	$164,050	$161,182
Equity component	$84,904	$84,904	$84,904
Issuance costs and income taxes	(3,210)	(3,210)	(3,210)
Equity component, net of issuance costs and income taxes	$81,694	$81,694	$81,694

[1]
As of September 30, 2014, December 31, 2013 and September 30, 2013, the Convertible Notes' "if-converted" value did not exceed their principal amount because our common stock price was below the conversion price of the Convertible Notes.

The interest expense related to the Convertible Notes was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
4.25% coupon interest	$2,125	$2,125	$6,375	$6,375
Amortization of deferred financing fees	117	117	352	352
Amortization of discount on the debt component	3,141	2,782	9,144	8,100
Total interest expense related to the Convertible Notes	$5,383	$5,024	$15,871	$14,827
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

At September 30, 2014, there were no borrowings under the ABL Revolver, under which $84 million was available after $25 million was used to support letters of credit.
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

At September 30, 2014, the weighted average interest rate for the ABL Facility was LIBOR plus 2.75%, or 2.91%.
The ABL Facility contains a fixed charge coverage ratio covenant that did not apply at September 30, 2014 because it is only applicable when excess availability (as defined under such facility) is less than $20 million. The ABL Facility also contains a covenant requiring CBII and its subsidiaries to maintain substantially all of its cash in accounts that are subject to the control of the collateral agent under the ABL Facility that did not apply at September 30, 2014 because it is only applicable when (a) an event of default under the facility occurs and is continuing or (b) excess availability (as defined under such facility) is less than $25 million.
The ABL facility also contains other customary affirmative and negative covenants, including limitations on CBII and its subsidiaries' ability to incur indebtedness, create or permit the existence of liens over their assets, engage in certain mergers, asset sales and liquidations, prepay certain indebtedness, pay dividends and other "restricted payments," and engage in transactions with their affiliates, in each case subject to customary exceptions. At September 30, 2014, we were in compliance with the ABL and its other agreements and expect to remain in compliance for at least the next twelve months.
BUILD-TO-SUIT LEASE FOR MIDWEST SALAD PLANT CONSOLIDATION
In June 2012, we entered into a 20-year lease agreement for a salad production and warehousing facility in the Midwest that replaced three existing facilities in the region. The lease agreement contains two 5-year extension periods. The plant was phased into service during 2013, and the construction costs were finalized on March 31, 2014 resulting in an interest rate of 6.3% to calculate the capital lease liability and future payments. Lease payments will increase annually based on CPI. The total liability related to this facility was $42 million, $38 million and $38 million at September 30, 2014, December 31, 2013 and September 30, 2013, respectively, of which approximately $1 million was current at each of those dates. At September 30, 2014 and December 31, 2013, this liability was included as a capital lease obligation on the Condensed Consolidated Balance Sheets. At September 30, 2013, $31 million was included as a capital lease obligation corresponding to the portion of the leased facility that was placed into service and $1 million and $6 million obligations corresponding to the construction in progress of the leased facility were included in "Accrued liabilities" and "Other liabilities", respectively. Though the construction costs were financed by the lessor, we acted as the construction agent and were responsible for all construction activity during the construction period because of the specialized nature of the facility. As a result, we were treated as the owner for accounting purposes during the construction period.
OTHER DEBT
In the first quarter of 2014, we purchased a group of banana farms in Honduras that were adjacent to farms that we already owned. The purchase included approximately 700 hectares of land, of which nearly 450 hectares are in production, as well as related buildings and equipment. The purchase price was $10 million, of which $3 million was paid at closing and is included in "Investing: Other, net" in the Condensed Consolidated Statement of Cash Flows. The remaining $7 million was financed by the sellers and is payable in annual installments over four years. The agreement did not specify an interest rate, and we calculated the debt balance using the effective rate method and an estimated interest rate of 8%.
Note 7 – Hedging
Derivative instruments are carried at fair value in the Condensed Consolidated Balance Sheets. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gains or losses is deferred as a component of "Accumulated other comprehensive income (loss)" ("AOCI") and reclassified into net income in the same period during which the hedged transaction affects net income. Gains and losses on derivatives representing hedge ineffectiveness are recognized in net income (loss) currently. See further information regarding fair value measurements of derivatives in Note 8.
To manage our exposure to exchange rates on the conversion of euro-based revenue into U.S. dollars, we use average rate euro put options, average rate collars (a purchased average rate euro put option paired with a sold average rate euro call option) and average rate euro forward contracts. In some cases, we may enter into an average rate euro put and an average rate euro call at the same strike rate (a "synthetic average rate forward") to effectively lock in the exchange rate of the notional amount similar to an average rate euro forward. Average rate euro put options require an upfront premium payment and reduce the risk of a decline in the value of the euro without limiting the benefit of an increase in the value of the euro. Average rate euro call options sold by us require an upfront premium payment to be received from the counterparty and limit the benefit of an increase in the value of the euro without limiting the risk of a decline in the value of the euro. Average rate forward contracts lock in the value of the euro and do not require an upfront premium. These instruments are designated as cash flow hedges. At September 30, 2014, the amount of unrealized net gains on our currency hedging portfolio that would be reclassified to net income, if realized in the next twelve months, is $21 million; these net gains were deferred in "AOCI."
In connection with the February 2013 debt refinancing further discussed in Note 6, certain of our hedging counterparties that were members of the previous Credit Facility were no longer participants in the ABL Facility. Upon consummation of the ABL Facility on February 5, 2013, we transferred all outstanding hedge positions with former Credit Facility members to lenders under the ABL Facility. The transferred positions included approximately €71 million notional amount of euro call and put options that matured during the first three quarters of 2013. The change in counterparty is a change in a critical term resulting in termination of hedge accounting at the transfer date. Due to technical accounting requirements, these specific option contracts did not qualify to be re-designated as cash flow hedges at the transfer date. Therefore, the decline in fair value of these options through the transfer date was deferred in AOCI until the hedged transaction occurred because the related hedged cash flows remained probable of occurrence. However, unrealized changes in fair value after the transfer date were recognized currently in "Net sales."
Loss of hedge accounting did not affect the put and call options' purpose of reducing the volatility inherent in exchanging euro-based revenue into U.S. dollars or change the ultimate earnings or cash flow recognized upon settlement of each position. However, loss of hedge accounting resulted in unintended volatility of earnings for the first, second and third quarters of 2013 as the fair market value adjustments after the transfer date was recognized in "Net sales." Ultimately, for the year ended December 31, 2013, the effect on earnings was the same as if we had maintained hedge accounting. We recorded realized losses of $1 million and $2 million in the quarter and nine months ended September 30, 2013, respectively, in "Net sales" related to the transferred positions.
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

	Quarter ended September 30,		Nine months ended September 30,
(In thousands)	2014	2013	2014	2013
Gains (losses) on 30-day euro forward contracts	$5,351	$(3,288)	$5,610	$(3,024)
Gains (losses) from fluctuations in the value of the net monetary assets exposed to euro exchange rates	(8,095)	5,384	(12,041)	332
We also maintain a fuel surcharge program on sales in North America, and we enter into bunker fuel forward contracts (swaps) that allow us to lock in fuel prices for our European shipping rotations up to three years and thereby minimize the volatility that changes in fuel prices could have on our operating results. These bunker fuel forward contracts are designated as cash flow hedging instruments. At September 30, 2014, the amount of unrealized net losses on our bunker fuel hedging portfolio that would be reclassified to net income, if realized, in the next twelve months is $3 million; these net losses were deferred in "Accumulated other comprehensive income (loss)."

At September 30, 2014, our hedge portfolio was comprised of the following outstanding positions:

	Notional Amount	Contract Average Rate/Price	Settlement Period
Derivatives designated as hedging instruments:
Currency derivatives:
Purchased euro put options	€60 million	$1.34/€	2014
Sold euro call options	€60 million	$1.38/€	2014
Average rate forward contracts	€19 million	$1.36/€	2014
Purchased euro put options	€147 million	$1.35/€	2015[1]
Sold euro call options	€147 million	$1.40/€	2015[1]
Average rate forward contracts	€20 million	$1.38/€	2015[1]

3.5% Rotterdam Barge fuel derivatives:
Bunker fuel forward contracts	20,640 mt	$588/mt	2014
Bunker fuel forward contracts	59,800 mt	$556/mt	2015[1]

Derivatives not designated as hedging instruments:
30-day euro forward contracts	€54 million	$1.27/€	October 2014

[1]	Settlement periods for bunker fuel forward contracts and currency derivatives are through September 2015.
Activity related to our derivative assets and liabilities designated as hedging instruments is as follows:

	2014		2013
(In thousands)	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Currency Hedge Portfolio	Bunker Fuel Forward Contracts
Balance at beginning of year	$(5,014)	$988	$(23,215)	$8,572
Realized (gains) losses included in net income	1,229	(175)	5,601	(2,839)
Transfers[1]	—	—	7,638	—
Purchases (sales), net[2]	277	—	541	—
Changes in fair value	(323)	(1,447)	6,310	1,888
Balance at March 31	$(3,831)	$(634)	$(3,125)	$7,621
Realized (gains) losses included in net income	1,414	(61)	4,766	(2,151)
Purchases (sales), net [2]	—	—	62	—
Changes in fair value	1,906	1,641	(5,142)	(7,673)
Balance at June 30	$(511)	$946	$(3,439)	$(2,203)
Realized (gains) losses included in net income	(1,308)	822	3,568	(1,908)
Transfers[1]	—	—	—	193
Purchases (sales), net [2]	149	—	314	—
Changes in fair value	23,513	(5,141)	(10,180)	3,888
Balance at September 30	$21,843	$(3,373)	$(9,737)	$(30)

[1]	Represents the fair value at the transfer date of positions where hedge accounting was terminated. See discussion above.

[2]
Purchases (sales) represent the cash premiums paid upon the purchase of euro put options or received upon the sale of euro call options. Bunker fuel and currency forward contracts require no up-front cash payment and have an initial fair value of zero; settlements on the forward contracts (swaps) occur upon their maturity.

Deferred net gains (losses) in "Accumulated other comprehensive income (loss)" at September 30, 2014 are expected to be reclassified into income as follows (in thousands):

Expected Period of Recognition	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Total
2014	$6,609	$(1,294)	$5,315
2015	14,470	(1,882)	12,588
	$21,079	$(3,176)	$17,903
The following tables summarize the effect of our derivatives designated as cash flow hedging instruments on OCI and earnings:

	Quarter ended September 30, 2014			Quarter ended September 30, 2013
(In thousands)	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Total	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Total
Gain (loss) recognized in OCI on derivative (effective portion)	$23,983	$(4,911)	$19,072	$(10,201)	$4,018	$(6,183)
Gain (loss) reclassified from accumulated OCI into income (effective portion)[1]	1,543	(822)	721	(6,114)	1,908	(4,206)
Loss recognized in income on derivative (ineffective portion)[1]	—	(230)	(230)	—	(130)	(130)

	Nine months ended September 30, 2014			Nine months ended September 30, 2013
(In thousands)	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Total	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Total
Gain (loss) recognized in OCI on derivative (effective portion)	$26,757	$(4,290)	$22,467	$(8,518)	$210	$(8,308)
Gain (loss) reclassified from accumulated OCI into income (effective portion)[1]	(504)	(586)	(1,090)	(21,328)	6,898	(14,430)
Loss recognized in income on derivative (ineffective portion)[1]	—	(657)	(657)	—	(2,107)	(2,107)

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

The following table summarizes financial assets and liabilities carried at fair value, including derivative instruments on a gross basis, and the location of these instruments on the Condensed Consolidated Balance Sheets as of September 30, 2014, December 31, 2013 and September 30, 2013:

		Assets (Liabilities)	Fair Value Measurements Using
(In thousands)		at Fair Value	Level 1	Level 2	Level 3

September 30, 2014
Derivatives recorded in "Other current assets":
Currency hedge portfolio	Gross amounts of recognized assets	$22,593	$—	$22,593	$—
Currency hedge portfolio	Gross amounts offset in the balance sheets	(750)	—	(750)	—
Bunker fuel forward contracts[1]	Gross amounts offset in the balance sheets	(3,373)	—	(3,373)	—
30-day euro forward contracts	Gross amounts of recognized assets	502	—	502	—
Net amount recorded in other current assets		18,972	—	18,972	—
September 30, 2014		$18,972	$—	$18,972	$—

December 31, 2013
Derivatives recorded in "Investments & other assets, net":
Currency hedge portfolio	Gross amounts offset in the balance sheets	$(220)	—	$(220)	—
Bunker fuel forward contracts[1]	Gross amounts of recognized assets	953	—	953	—
Bunker fuel forward contracts[1]	Gross amounts offset in the balance sheets	(100)	—	(100)	—
Net amount recorded in investments & other assets, net		633	—	633	—
Derivatives recorded in "Accrued liabilities":
Currency hedge portfolio	Gross amounts offset in the balance sheets	1,250	—	1,250	—
Currency hedge portfolio	Gross amounts of recognized liabilities	(5,947)	—	(5,947)	—
Bunker fuel forward contracts[1]	Gross amounts offset in the balance sheets	778	—	778	—
Bunker fuel forward contracts[1]	Gross amounts of recognized liabilities	(643)	—	(643)	—
30-day euro forward contracts	Gross amounts offset in the balance sheets	245	—	245	—
Net amount recorded in accrued liabilities		(4,317)	—	(4,317)	—
Derivatives recorded in "Other liabilities":
Currency hedge portfolio	Gross amounts offset in the balance sheets	833	—	833	—
Currency hedge portfolio	Gross amounts of recognized liabilities	(930)	—	(930)	—
Net amount recorded in other liabilities		(97)	—	(97)	—
December 31, 2013		$(3,781)	$—	$(3,781)	$—

		Assets (Liabilities)	Fair Value Measurements Using
(In thousands)		at Fair Value	Level 1	Level 2	Level 3

September 30, 2013
Derivatives recorded in "Investments & other assets, net":
Currency hedge portfolio	Gross amounts of recognized assets	515	—	515	—
Currency hedge portfolio	Gross amounts offset in the balance sheets	(465)	—	(465)	—
Bunker fuel forward contracts[1]	Gross amounts of recognized assets	196		196
Bunker fuel forward contracts[1]	Gross amounts offset in the balance sheets	(137)		(137)
Bunker fuel forward contracts[2]	Gross amounts of recognized assets	22	—	22	—
Bunker fuel forward contracts[2]	Gross amounts offset in the balance sheets	(70)	—	(70)	—
Net amount recorded in investments & other assets, net		61	—	61	—
Derivatives recorded in "Accrued liabilities":
Currency hedge portfolio	Gross amounts offset in the balance sheets	1,163	—	1,163	—
Currency hedge portfolio	Gross amounts of recognized liabilities	(10,913)	—	(10,913)	—
Bunker fuel forward contracts[1]	Gross amounts offset in the balance sheets	1,212	—	1,212	—
Bunker fuel forward contracts[1]	Gross amounts of recognized liabilities	(611)	—	(611)	—
Bunker fuel forward contracts[2]	Gross amounts offset in the balance sheets	282	—	282	—
Bunker fuel forward contracts[2]	Gross amounts of recognized liabilities	(203)	—	(203)	—
30-day euro forward contracts	Gross amounts offset in the balance sheets	17	—	17	—
30-day euro forward contracts	Gross amounts of recognized liabilities	(108)	—	(108)	—
	Net amount recorded in accrued liabilities	(9,161)	—	(9,161)	—
Derivatives recorded in "Other liabilities":
Currency hedge portfolio	Gross amounts offset in the balance sheets	196	—	196	—
Currency hedge portfolio	Gross amounts of recognized liabilities	(233)	—	(233)	—
Bunker fuel forward contracts[1]	Gross amounts offset in the balance sheets	145		145
Bunker fuel forward contracts[1]	Gross amounts of recognized liabilities	(835)		(835)
Bunker fuel forward contracts[2]	Gross amounts offset in the balance sheets	12	—	12	—
Bunker fuel forward contracts[2]	Gross amounts of recognized liabilities	(236)	—	(236)	—
Net amount recorded in other liabilities		(951)	—	(951)	—
September 30, 2013		$(10,051)	$—	$(10,051)	$—
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
We value fuel hedging positions by applying an observable discount rate to the current forward prices of identical hedge positions. We value currency hedging positions by utilizing observable or market-corroborated inputs such as exchange rates, volatility and forward yield curves. We trade only with counterparties that meet certain liquidity and creditworthiness standards and do not anticipate non-performance by any of these counterparties. We do not require collateral from our counterparties, nor are we obligated to provide collateral when contracts are in a liability position. However, consideration of non-performance risk is required when valuing derivative instruments, and we include an adjustment for non-performance risk in the recognized measure of derivative instruments to reflect the full credit default spread ("CDS") applied to a net exposure for each counterparty. When there is a net asset position, we use the counterparty's CDS; when there is a net liability position, we use our own estimated CDS. CDS is generally not a significant input in measuring fair value and was not significant for any of our derivative instruments in any period presented. See further discussion and tabular disclosure of hedging activity in Note 7.
Financial instruments not carried at fair value consist of our debt. See further fair value discussion and tabular disclosure related to debt in Note 6.
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
Note 9 – Pension and Severance Benefits
Net pension expense from our defined benefit and severance plans are primarily comprised of severance plans covering Central American employees and consists of the following:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Service cost	$1,855	$1,864	$5,565	$5,592
Interest on projected benefit obligation	1,411	1,300	4,241	3,894
Expected return on plan assets	(334)	(333)	(1,005)	(996)
Recognized actuarial loss	265	310	797	922
Amortization of prior service cost	32	32	96	96
Defined benefit and severance plan expense	$3,229	$3,173	$9,694	$9,508
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

AOCI Component	Line Items Affected by Reclassifications from AOCI in the Condensed Consolidated Statements of Operations	(Income) / expense reclassified from AOCI for the quarter ended September 30,		(Income) / expense reclassified from AOCI for the nine months ended September 30,
		2014	2013	2014	2013
Currency translation	Other income (expense), net	$—	$—	$252	$—
Available-for-sale investment	Other income (expense), net	—	—	—	(561)
Currency hedge portfolio derivatives	Net sales	(1,543)	6,114	504	21,328
Bunker fuel forward contracts	Cost of sales	822	(2,277)	586	(7,267)
Prior service cost and recognized actuarial loss amortization related to pensions*		297	342	893	1,018
* These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 9 for further details.

The changes in the components of accumulated other comprehensive income, net of tax, for the quarter and nine months ended September 30, 2014 were as follows:

(In thousands)	Net cumulative currency translation gains (losses)	Net unrealized losses on qualifying cash flow hedges	Net unrecognized losses related to pension and severance plans (1)	Total
Balance at June 30, 2014	$(202)	$(448)	$(19,969)	$(20,619)
Other comprehensive income (loss) before reclassifications	1	19,072	—	19,073
Amounts reclassified from accumulated other comprehensive income	—	(721)	297	(424)
Net current-period other comprehensive income (loss)	1	18,351	297	18,649
Balance at September 30, 2014	$(201)	$17,903	$(19,672)	$(1,970)

(In thousands)	Net cumulative currency translation gains (losses)	Net unrealized losses on qualifying cash flow hedges	Net unrecognized losses related to pension and severance plans (1)	Total
Balance at December 31, 2013	$(469)	$(5,654)	$(19,660)	$(25,783)
Other comprehensive income (loss) before reclassifications	16	22,467	(905)	21,578
Amounts reclassified from accumulated other comprehensive income	252	1,090	893	2,235
Net current-period other comprehensive income (loss)	268	23,557	(12)	23,813
Balance at September 30, 2014	$(201)	$17,903	$(19,672)	$(1,970)
(1) Net of deferred tax liability of $271, $271, and $530 as of September 30, 2014, June 30, 2014, and December 31, 2013, respectively.

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
(1) Net of deferred tax liability of $150, $153 and $283 as of September 30, 2013, June 30, 2013 and December 31, 2012, respectively.
Note 11 – Income Taxes
The effective tax rates were (3.0)% and (27.1)% for the quarters ended September 30, 2014 and 2013, respectively, and (73.7)% and 20.5% for the nine months ended September 30, 2014 and 2013, respectively. We record income taxes using an estimated annual effective tax rate for interim reporting. Under the annual effective tax rate method, jurisdictions with a projected loss where no tax benefit can be recognized are excluded from the calculation of the estimated annual effective tax rate.
The effective tax rates for the quarters and nine months ended September 30, 2014 and 2013 were impacted by the mix in earnings among domestic and foreign jurisdictions, losses in various jurisdictions and certain discrete items. Many of these foreign jurisdictions have tax rates that are lower than the U.S. statutory rate, and we continue to maintain full valuation allowances on net deferred tax assets in certain of these foreign jurisdictions. The effective tax rates for the quarters and nine months ended September 30, 2014 and 2013 were also impacted by our continuing to maintain a full valuation allowance on U.S. net deferred tax assets. The company recorded out of period adjustments in the second quarter of 2013 that resulted in $3 million of income tax benefit related to 2012 and 2011.
As previously disclosed, the tax authority in Ecuador is challenging the transfer pricing practices of major banana exporters and has assessed $23 million of income taxes, penalties and interest related to transfer pricing from 2008 through 2010 and $5 million of statutorily required profit sharing related to transfer pricing from 2010. Other tax years remain open and under audit and may result in additional assessments before the matter is resolved. We believe appropriate transfer pricing was used and that more likely than not, we will succeed upon appeal. Therefore, we do not have unrecognized tax benefits related to this matter included in our September 30, 2014, December 31, 2013 or September 30, 2013 balance sheets.
Note 12 – Advertising and Promotion Expense
Advertising and certain promotion expenses are included in "Selling, general and administrative" in the Condensed Consolidated Statements of Operations and were $5 million and $7 million for the quarters ended September 30, 2014 and 2013, respectively, and $19 million for each of the nine months ended September 30, 2014 and 2013.
Note 13 – Stock-Based Compensation
Stock-based compensation expense totaled $4 million and $2 million for the quarters ended September 30, 2014 and 2013 and $8 million and $7 million for the nine months ended September 30, 2014 and 2013 . Stock-based compensation expense relates primarily to our performance-based long-term incentive program ("LTIP"), stock options and restricted stock unit ("RSU") awards. LTIP awards cover three-year performance cycles and are measured partly on performance criteria (cumulative earnings per share and/or cumulative free cash flow generation) and partly on market criteria (total shareholder return relative to a peer group of companies). The fair value of LTIP awards containing performance criteria are based on our expectations of performance achievement and the closing stock price on the measurement date. The fair value of LTIP awards based on market criteria are measured using a Monte-Carlo simulation using publicly available data.

Our LTIP awards are liability-classified awards, which do not affect "Capital surplus" until and if these awards are paid in shares. All other stock-based compensation is equity-classified, and therefore affects "Capital surplus." Changes in "Capital surplus" are primarily a result of stock compensation:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Stock-based compensation	$1,818	$1,713	$5,493	$5,541
Shares withheld for taxes	(683)	(1,508)	(940)	(1,840)
Capital surplus increase	$1,135	$205	$4,553	$3,701
Note 14 – Segment Information
We report three business segments:

•	Bananas: Includes the sourcing (purchase and production), transportation, marketing and distribution of bananas.

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
Financial information for each segment follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Net sales:
Bananas	$477,472	$455,981	$1,516,343	$1,481,625
Salads and Healthy Snacks[1]	234,235	239,102	713,163	739,392
Other Produce	26,844	27,979	96,882	88,468
	$738,551	$723,062	$2,326,388	$2,309,485
Operating income (loss):
Bananas[2]	$18,138	$18,039	$82,159	$101,438
Salads and Healthy Snacks[3]	6,236	(5,155)	9,978	4,595
Other Produce[4]	(4,788)	2,325	(4,663)	1,904
Corporate costs[5]	(21,024)	(14,056)	(51,591)	(41,070)
	$(1,438)	$1,153	$35,883	$66,867

[1]
In the second quarter of 2013, we sold one of our European healthy snacking businesses which represented approximately $12 million in annual net sales and had an insignificant effect on operating income. In the first quarter of 2014, we disposed of another non-core healthy snacking business in Europe which represented approximately $2 million in annual net sales. Both disposals had insignificant effects on operating income (loss).

[2]
Includes $5 million of cost related to the changeover of vessels at the end of the respective leases and a $1 million gain on the sale of a ripening facility in Europe in the nine months ended September 30, 2014.

[3]
Includes $2 million and $5 million of cost in the quarter and nine months ended September 30, 2014 related to severance, product resizing, product discontinuation, equipment write-downs and a legal settlement. Includes $1 million of "Cost of sales" in 2013 for severance costs related to a fruit ingredient business.

[4]	Includes $3 million in the third quarter of 2014 related to a claim settlement with a former supplier of other produce products that were discontinued in previous periods.

[5]
Includes $4 million and $13 million of costs for the quarter and nine months ended September 30, 2014, respectively, for the proposed combination with Fyffes. Includes $4 million of costs in the third quarter of 2014 for the due diligence related to the unsolicited offer from the Cutrale Group and the Safra Group.

Note 15 – Commitments and Contingencies
We had an accrual of $4 million, related to contingencies and legal proceedings in Europe at each of September 30, 2014, December 31, 2013, and September 30, 2013. While other contingent liabilities described below may be material to the financial statements, we have determined that losses in these matters are not probable and have not accrued any other amounts. Regardless of their outcomes, we have paid, and will likely continue to incur, significant legal and other fees to defend ourselves in these proceedings, which may significantly affect our financial statements.
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
In February 2010, our motion to dismiss one of the ATA lawsuits was granted in part and denied in part and in March 2012, our motions to dismiss the other ATA lawsuits were denied. In November 2012, one of the ATA lawsuits was dismissed after the parties reached a confidential settlement agreement. In July 2013, we filed a motion for reconsideration of the court's order denying our motions to dismiss the ATA lawsuits and that motion is pending. We believe we have strong defenses to the remaining claims in the ATA lawsuits.
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
As of September 30, 2014, National Union had paid us $12 million as reimbursement for defense costs. This sum, and an additional $1 million of interest, is being deferred in "Accrued Liabilities" on the Condensed Consolidated Balance Sheet because National Union asserts that it is entitled to obtain reimbursement of this amount from us based on the outcome of its appeal in the coverage case. In June 2014, after remand from the Ohio Court of Appeals, the trial court ruled that National Union is entitled to reimbursement of the defense costs that it has already paid. The company has appealed that ruling and secured a stay of the judgment ordering us to reimburse National Union pending the appeal.
    In August 2013, one of the settling primary insurers, Federal, filed a lawsuit in state court in Ohio seeking a declaratory judgment that, based on the Ohio Court of Appeals’ March 2013 decision regarding National Union’s defense obligations, Federal has no obligation to provide coverage for any settlements or judgments that may be incurred by us in the ATS and ATA lawsuits. In February 2014, a group of insurers that are affiliated with Travelers and that issued umbrella and excess policies to us filed a lawsuit in state court in Ohio seeking a declaratory judgment that they have no obligation to provide coverage for defense costs or settlements or judgments that may be incurred by us in the ATS and ATA lawsuits. In May 2014, the trial court ruled that Federal's lawsuit is premature and granted the company's motion to stay until the underlying tort lawsuits are resolved. Federal has not appealed that ruling. In June 2014, we filed a motion to dismiss or stay the Travelers' insurers complaint, and in August the parties filed a joint motion for a stay of proceedings. We believe that Travelers' lawsuit is also premature and will defend ourselves vigorously.
Neither the Ohio Court of Appeals' ruling nor Federal's lawsuit impacts Federal's obligation to reimburse 40 percent of defense costs pursuant to the terms of its settlement agreement with Chiquita. There can be no assurance that the insurers will provide any additional coverage for these claims.
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
Separate civil customs proceedings were ultimately brought against Chiquita Italia in four Italian jurisdictions, Genoa, Trento, Aosta and Alessandria. In Genoa the Court of Cassation, the highest level of appeal in Italy, issued a decision in favor of Chiquita Italia in September 2013. In Trento the Court of Cassation issued a decision during the fourth quarter of 2013 in favor of Chiquita Italia as to approximately €5.5 million of the €6.6 million total claim including interest, with the remaining amount ruled payable by Chiquita Italia from the deposits already made in these matters. In April 2014, the Italian customs authority filed a request for revocation of this Court of Cassation decision, a request which we do not believe is permitted under Italian law. In Alessandria, Chiquita Italia lost at the trial level, appealed and a favorable decision was published in April 2014. The authorities have the right to appeal this decision. In Aosta, Chiquita Italia lost at the trial level, appealed and the decision is pending. Socoba brought a claim in Rome trial court (and Chiquita Italia intervened voluntarily) on the issue of whether the forged Spanish licenses used by Socoba should be regarded as genuine in view of the apparent inability to distinguish between genuine and forged licenses. In an October 2010 decision, the Rome trial court rejected Socoba's claim that the licenses should be considered genuine on the basis that Socoba had not sufficiently demonstrated how similar the forged licenses were to genuine Spanish licenses. Socoba has appealed this decision. In an unrelated case addressing similar forged Spanish licenses used in Belgium, the EU Commission advised the customs authorities the same types of licenses challenged in Italy appeared valid on their face and should be treated as genuine.
Under Italian law, the amounts claimed in the Trento, Alessandria, Aosta and Genoa cases became due and payable notwithstanding the pending appeals. Deposits made in these cases are deferred in "Investments and other assets, net" on the

Condensed Consolidated Balance Sheets pending resolution of the appeals process. A summary of claims and deposits paid as of September 30, 2014 is as follows:

	Claim (In millions)	Interest and Penalties Claimed (In millions)	Total Claim (In millions)	Deposits Paid Pending Appeal (In millions)
Trento	€3.3	€3.3	€6.6	€6.6
Following the decisions in Trento, Chiquita Italia is entitled to claim reimbursement of approximately €5.5 million of the deposited amounts plus interest (or to apply to deposit requirements in other matters).

Alessandria	€0.3	€0.2	€0.5	€0.5	Deposits paid in 36 equal installments ended March 2012.
Aosta	€1.2	€1.2	€2.4	€2.3	Monthly deposit payments of €34 thousand began in November 2012. In December 2013 €589 thousand was applied from the Tax assessment of 2004 payments.
Genoa (Resolved favorably)	€7.4	€1.0	€8.4	€0.0
Following the decision in Genoa in favor of Chiquita Italia, Chiquita Italia was entitled to claim reimbursement of deposited amounts plus interest. The deposited amounts (€1.6 million) have been used to offset deposit requirements in the Customs Tax Assessment for 2004/2005.

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

Tax authorities issued assessment notices for 2004 and 2005, which we appealed to the first level Rome tax court. In June 2011, the court rejected our appeal for the 2004 assessment. Chiquita Italia again appealed this decision and, in October 2012, the appeals court ruled in favor of Chiquita Italia with respect to 2004. A significant portion of the 2005 income tax assessment has been withdrawn by the tax authorities and an appeal for the remaining portion is pending. Separately, customs authorities have also issued assessments for these cases. Chiquita Italia's appeals of these customs assessments were rejected by the first level Rome tax court and the regional court. Chiquita Italia has appealed the decisions to the Court of Cassation, the highest level of appeal in Italy. In each case, Chiquita Italia has received payment notifications from the tax and customs authorities, but the 2004 tax assessment has been annulled based on the October 2012 appeals court ruling and the company is claiming reimbursement of payments made. Deposits made under these cases are deferred in "Investments and other assets, net" on the Condensed Consolidated Balance Sheets pending resolution of the appeals process. If Chiquita Italia ultimately prevails in its appeals, all amounts deposited will be reimbursed with interest. A summary of assessments and deposits paid is as follows:

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

Customs Tax Assessment for 2004/2005	€19.4	€10.2	€29.6	€16.7
Monthly deposit payments of €350 thousand began in September 2011 and will continue through September 2017, unless a successful appeals process is completed sooner. In June 2014 we received an additional assessment for a total value of €1.2M, for which a full deposit was made.

The fiscal police investigation also challenged the involvement of an entity of ours incorporated in Bermuda in the sale of bananas directly to Chiquita Italia (direct import challenge), as a result of which the tax authorities claimed additional taxes of €13 million ($17 million) for 2004 and €19 million ($24 million) for 2005, plus interest and penalties. In order to avoid a long and costly tax dispute, in April 2011, Chiquita Italia reached an agreement in principle with the Italian tax authorities to settle the dispute and recorded expense for the settlements at that time. Under the settlement, the tax authorities agreed that the Bermuda corporation's involvement in the importation of bananas was appropriate and Chiquita Italia agreed to an adjustment to the intercompany price paid by Chiquita Italia for the imported bananas it purchased from this company, resulting in a higher income tax liability for those years. Chiquita Italia paid a settlement of €3 million ($4 million) of additional income tax for 2004 and 2005, including interest and penalties, which was significantly below the amounts originally claimed. The portion of the settlement for 2005 is still subject to approval by the Rome tax court which is expected in due course. As part of the settlement, Chiquita Italia also agreed to an adjustment to its intercompany purchases of bananas for years 2006 through 2009, resulting in payments in June and July 2011 of €2 million ($3 million) of additional tax and interest to fully settle those years. The indirect import challenge described above is not part of the settlement.
Chiquita Italia continues to believe that it acted properly and that all the transactions for which it has received assessment notices were legitimate and reported appropriately, and, aside from those issues already settled, continues to vigorously defend the transactions at issue.
CONSUMPTION TAX REFUNDS
We have and have had several open cases seeking the refund of certain consumption taxes paid between 1980 and 1990 in various Italian jurisdictions. As gain contingencies, these refunds and any related interest are recognized when realized and all gain contingencies have been removed. In January 2012, we received €20 million ($26 million) related to a favorable decision from a court in Salerno, Italy. The claim is not considered resolved or realized, as the decision has been appealed to a higher court. Consequently, the receipt of cash has been deferred in "Other liabilities" on the Condensed Consolidated Balance Sheets. Decisions

in one jurisdiction have no binding effect on pending claims in other jurisdictions and all unresolved claims may take years to resolve. If we were to lose on appeal, we may be required to repay the consumption tax refunds received with interest.
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

Note 17 — Supplemental Consolidating Financial Information
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

Chiquita Brands International, Inc.
Condensed Consolidating Statement of Operations (Unaudited)
Quarter Ended September 30, 2014
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-issuer)	(Co-issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$217,299	$299,667	$463,861	$(242,276)	$738,551
Cost of sales	—	205,854	265,903	434,059	(242,280)	663,536
Selling, general and administrative	9,788	4,193	20,378	19,299	—	53,658
Transaction costs	8,235	—	—	—	—	8,235
Depreciation	—	1,219	6,212	4,892	—	12,323
Amortization	—	—	2,335	7	—	2,342
Equity in losses (earnings) of investees and subsidiaries	(6,134)	(9,576)	289	(105)	15,421	(105)
Operating income (loss)	(11,889)	15,609	4,550	5,709	(15,417)	(1,438)
Interest income	—	—	(1)	601	—	600
Interest expense	(5,549)	(9,162)	(724)	(129)	—	(15,564)
Other income (expense), net	—	(313)	602	(1,321)	(4)	(1,036)
Income (loss) before income taxes	(17,438)	6,134	4,427	4,860	(15,421)	(17,438)
Income tax expense	(518)	792	(1,752)	(634)	1,594	(518)
Net income (loss)	$(17,956)	$6,926	$2,675	$4,226	$(13,827)	$(17,956)

Chiquita Brands International, Inc.
Condensed Consolidating Statement of Comprehensive Income (Unaudited)
Quarter September 30, 2014
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-issuer)	(Co-issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(17,956)	$6,926	$2,675	$4,226	$(13,827)	$(17,956)
Unrealized foreign currency translation gains	—	—	—	1	—	1
Realized gains for foreign currency translation on business disposal reclassified into Other income (expense), net	—	—	—	—	—	—
Net other comprehensive income (loss) related to foreign currency translation	—	—	—	1	—	1

Unrealized gains (losses) on derivatives for the period	—	—	—	19,072	—	19,072
Derivative (gains) losses reclassified into Net sales	—	—	—	(1,543)	—	(1,543)
Derivative gains reclassified into Cost of sales	—	—	—	822	—	822
Net other comprehensive income (loss) related to derivatives	—	—	—	18,351	—	18,351

Actuarial gains (losses) for the period, net of tax	—	1	—	(1)	—	—
Amortization included in pension cost	—	102	—	195	—	297
Net other comprehensive income (loss) related to defined benefit pension and severance plans	—	103	—	194	—	297

Other comprehensive income (loss) of investments in subsidiaries	18,649	18,546	—	—	(37,195)	—

Comprehensive income (loss)	$693	$25,575	$2,675	$22,772	$(51,022)	$693

Chiquita Brands International, Inc.
Condensed Consolidating Statement of (Operations) (Unaudited)
Quarter Ended September 30, 2013
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-issuer)	(Co-issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$200,307	$302,625	$447,080	$(226,950)	$723,062
Cost of sales	—	190,790	271,950	409,395	(226,965)	645,170
Selling, general and administrative	12,446	1,955	23,775	22,790	—	60,966
Depreciation	—	1,140	6,741	5,554	—	13,435
Amortization	—	—	2,336	6	—	2,342
Equity in losses (earnings) of investees and subsidiaries	(3,448)	(6,878)	(16)	—	10,342	—
Restructuring and relocation costs	(15)	111	(100)	—	—	(4)
Operating income (loss)	(8,983)	13,189	(2,061)	9,335	(10,327)	1,153
Interest income	—	1	26	663	—	690
Interest expense	(5,031)	(9,743)	(576)	(6)	—	(15,356)
Other income (expense), net	—	1	85	(572)	(15)	(501)
Income (loss) before income taxes	(14,014)	3,448	(2,526)	9,420	(10,342)	(14,014)
Income tax expense	(3,800)	(3,249)	1,289	(391)	2,351	(3,800)
Net income (loss)	$(17,814)	$199	$(1,237)	$9,029	$(7,991)	$(17,814)

Chiquita Brands International, Inc.
Condensed Consolidating Statement of Comprehensive Income (Unaudited)
Quarter Ended September 30, 2013
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-issuer)	(Co-issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(17,814)	$199	$(1,237)	$9,029	$(7,991)	$(17,814)
Unrealized foreign currency translation gains	—	—	—	(753)	—	(753)
Realized gains for foreign currency translation on business disposal reclassified into Other income (expense), net	—	—	—	—	—	—
Net other comprehensive income (loss) related to foreign currency translation	—	—	—	(753)	—	(753)

Unrealized gains (losses) on derivatives for the period	—	—	—	(6,183)	—	(6,183)
Derivative (gains) losses reclassified into Net sales	—	—	—	6,114	—	6,114
Derivative gains reclassified into Cost of sales	—	—	—	(2,277)	—	(2,277)
Net other comprehensive income (loss) related to derivatives	—	—	—	(2,346)	—	(2,346)

Actuarial gains (losses) for the period, net of tax	—	—	—	(42)	—	(42)
Amortization included in pension cost	—	124	—	218	—	342
Net other comprehensive income (loss) related to defined benefit pension and severance plans	—	124	—	176	—	300

Other comprehensive income (loss) of investments in subsidiaries	(2,799)	(2,923)	—	—	5,722	—

Comprehensive income (loss)	$(20,613)	$(2,600)	$(1,237)	$6,106	$(2,269)	$(20,613)

Chiquita Brands International, Inc.
Condensed Consolidating Statement of Operations (Unaudited)
Nine Months Ended September 30, 2014
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-issuer)	(Co-issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$651,515	$911,465	$1,504,218	$(740,810)	$2,326,388
Cost of sales	—	625,157	805,599	1,374,743	(740,404)	2,065,095
Selling, general and administrative	24,816	12,704	64,194	60,830	—	162,544
Transaction costs	16,907	—	—	—	—	16,907
Depreciation	—	3,589	19,230	16,092	—	38,911
Amortization	—	—	7,006	19	—	7,025
Equity in losses (earnings) of investees and subsidiaries	(43,502)	(61,741)	4,540	(437)	100,703	(437)
Restructuring and relocation costs	460	—	—	—	—	460
Operating income (loss)	1,319	71,806	10,896	52,971	(101,109)	35,883
Interest income	—	2	33	1,870	—	1,905
Interest expense	(16,136)	(27,568)	(2,291)	(336)	—	(46,331)
Loss on debt extinguishment	—	(521)	—	—	—	(521)
Other income (expense), net	581	(217)	235	(6,177)	406	(5,172)
Income (loss) before income taxes	(14,236)	43,502	8,873	48,328	(100,703)	(14,236)
Income tax expense	(10,487)	(5,620)	(3,512)	(4,039)	13,171	(10,487)
Net income (loss)	$(24,723)	$37,882	$5,361	$44,289	$(87,532)	$(24,723)

Chiquita Brands International, Inc.
Condensed Consolidating Statement of Comprehensive Income (Unaudited)
Nine Months Ended September 30, 2014
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-issuer)	(Co-issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(24,723)	$37,882	$5,361	$44,289	$(87,532)	$(24,723)
Unrealized foreign currency translation gains	—	—	—	16	—	16
Realized gains for foreign currency translation on business disposal reclassified into Other income (expense), net	—	—	—	252	—	252
Net other comprehensive income (loss) related to foreign currency translation	—	—	—	268	—	268

Unrealized gains (losses) on derivatives for the period	—	—	—	22,467	—	22,467
Derivative (gains) losses reclassified into Net sales	—	—	—	504	—	504
Derivative gains reclassified into Cost of sales	—	—	—	586	—	586
Net other comprehensive income (loss) related to derivatives	—	—	—	23,557	—	23,557

Actuarial gains (losses) for the period, net of tax	—	(564)	—	(341)	—	(905)
Amortization included in pension cost	—	308	—	585	—	893
Net other comprehensive income (loss) related to defined benefit pension and severance plans	—	(256)	—	244	—	(12)

Other comprehensive income (loss) of investments in subsidiaries	23,813	24,069	—	—	(47,882)	—

Comprehensive income (loss)	$(910)	$61,695	$5,361	$68,358	$(135,414)	$(910)

Chiquita Brands International, Inc.
Condensed Consolidating Statement of Operations (Unaudited)
Nine Months Ended September 30, 2013
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-issuer)	(Co-issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$587,278	$939,662	$1,470,619	$(688,074)	$2,309,485
Cost of sales	—	557,444	835,099	1,313,194	(688,070)	2,017,667
Selling, general and administrative	31,851	10,696	67,203	67,477	—	177,227
Depreciation	—	3,599	20,397	16,521	—	40,517
Amortization	—	—	7,007	18	—	7,025
Equity in losses (earnings) of investees and subsidiaries	(67,760)	(85,792)	(43)	(72)	153,595	(72)
Restructuring and relocation costs	(15)	264	8	(3)	—	254
Operating income (loss)	35,924	101,067	9,991	73,484	(153,599)	66,867
Interest income	—	12	128	2,057	—	2,197
Interest expense	(16,405)	(27,563)	(701)	(29)	—	(44,698)
Loss on debt extinguishment	(843)	(5,432)	—	—	—	(6,275)
Other income (expense), net	1,037	(324)	250	655	4	1,622
Income (loss) before income taxes	19,713	67,760	9,668	76,167	(153,595)	19,713
Income tax expense	(4,050)	(2,643)	(3,547)	267	5,923	(4,050)
Net income (loss)	$15,663	$65,117	$6,121	$76,434	$(147,672)	$15,663

Chiquita Brands International, Inc.
Condensed Consolidating Statement of Comprehensive Income (Unaudited)
Nine Months Ended September 30, 2013
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-issuer)	(Co-issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$15,663	$65,117	$6,121	$76,434	$(147,672)	$15,663
Unrealized foreign currency translation gains	—	—	—	(381)	—	(381)
Realized gains for foreign currency translation on business disposal reclassified into Other income (expense), net	—	—	—	—	—	—
Net other comprehensive income (loss) related to foreign currency translation	—	—	—	(381)	—	(381)

Change in fair value of available-for-sale investment	157	—	—	—	—	157
Realized gains of available-for-sale investment reclassified into Other income (expense), net	(561)	—	—	—	—	(561)
Net other comprehensive income (loss) related to available-for-sale investment	(404)	—	—	—	—	(404)

Unrealized gains (losses) on derivatives for the period	—	—	—	(8,308)	—	(8,308)
Derivative (gains) losses reclassified into Net sales	—	—	—	21,328	—	21,328
Derivative gains reclassified into Cost of sales	—	—	—	(7,267)	—	(7,267)
Net other comprehensive income (loss) related to derivatives	—	—	—	5,753	—	5,753

Actuarial gains (losses) for the period, net of tax	—	841	—	(2,289)	—	(1,448)
Amortization included in pension cost	—	372	—	646	—	1,018
Net other comprehensive income (loss) related to defined benefit pension and severance plans	—	1,213	—	(1,643)	—	(430)

Other comprehensive income (loss) of investments in subsidiaries	4,942	3,729	—	—	(8,671)	—

Comprehensive income (loss)	$20,201	$70,059	$6,121	$80,163	$(156,343)	$20,201

Chiquita Brands International, Inc.
Condensed Consolidating Balance Sheet (Unaudited)
September 30, 2014
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-Issuer)	(Co-issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and equivalents	$—	$10,682	$—	$34,410	$—	$45,092
Trade receivables, less allowances	—	54,729	54,525	139,363	—	248,617
Other receivables, net	—	2,066	5,412	61,267	(577)	68,168
Inventories	—	10,702	30,246	167,983	—	208,931
Prepaid expenses	438	5,095	8,144	28,716	—	42,393
Due from affiliates	58,317	2,244,947	1,481,248	577,543	(4,362,055)	—
Other current assets	—	21,672	12,520	—	(8,800)	25,392
Total current assets	58,755	2,349,893	1,592,095	1,009,282	(4,371,432)	638,593
Property, plant and equipment, net	—	16,808	195,940	187,612	—	400,360
Investments and other assets, net	21,795	11,769	4,196	75,116	(6,437)	106,439
Trademarks	—	208,085	38,500	179,500	—	426,085
Goodwill	—	—	18,095	—	—	18,095
Other intangible assets, net	—	—	79,846	41	—	79,887
Investments in and accounts with subsidiaries	1,465,047	1,155,566	1,246	—	(2,621,859)	—
Total assets	$1,545,597	$3,742,121	$1,929,918	$1,451,551	$(6,999,728)	$1,669,459

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$—	$1,500	$1,662	$1,486	$—	$4,648
Accounts payable	8,533	5,558	92,875	141,764	—	248,730
Accrued liabilities	30,386	14,319	66,468	53,844	(9,377)	155,640
Due to affiliates	936,986	1,761,741	1,286,745	376,583	(4,362,055)	—
Total current liabilities	975,905	1,783,118	1,447,750	573,677	(4,371,432)	409,018
Long-term debt and capital lease obligations, net of current portion	173,194	416,153	40,373	5,162	—	634,882
Accrued pension and other employee benefits	14,665	2,760	4	63,965	—	81,394
Deferred tax liabilities	244	66,987	46,524	—	(6,437)	107,318
Other liabilities	3,506	8,056	9,619	37,583	—	58,764
Total liabilities	1,167,514	2,277,074	1,544,270	680,387	(4,377,869)	1,291,376
Commitments and contingencies	—	—	—	—	—	—
Total shareholders' equity	378,083	1,465,047	385,648	771,164	(2,621,859)	378,083
Total liabilities and shareholders' equity	$1,545,597	$3,742,121	$1,929,918	$1,451,551	$(6,999,728)	$1,669,459

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

Chiquita Brands International, Inc.
Condensed Consolidating Balance Sheet (Unaudited)
September 30, 2013
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-Issuer)	(Co-issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and equivalents	$—	$8,121	$—	$63,645	$—	$71,766
Trade receivables, less allowances	—	50,964	59,197	159,731	—	269,892
Other receivables, net	—	808	5,161	60,633	—	66,602
Inventories	—	9,814	40,373	184,596	—	234,783
Prepaid expenses	664	2,591	8,637	35,278	—	47,170
Due from affiliates	90,543	2,022,139	1,216,321	473,315	(3,802,318)	—
Other current assets	—	—	17,096	10,197	(9,830)	17,463
Total current assets	91,207	2,094,437	1,346,785	987,395	(3,812,148)	707,676
Property, plant and equipment, net	—	21,211	205,755	165,918	—	392,884
Investments and other assets, net	15,245	27,077	2,393	57,445	(13,171)	88,989
Trademarks	—	208,085	38,500	179,500	—	426,085
Goodwill	—	—	18,095	—	—	18,095
Other intangible assets, net	—	—	89,189	65	—	89,254
Investments in and accounts with subsidiaries	1,388,598	1,063,602	3,205	—	(2,455,405)	—
Total assets	$1,495,050	$3,414,412	$1,703,922	$1,390,323	$(6,280,724)	$1,722,983

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$—	$1,500	$639	$52	$—	$2,191
Accounts payable	1,536	6,011	101,442	174,652	—	283,641
Accrued liabilities	25,657	34,674	53,633	44,212	(9,830)	148,346
Due to affiliates	895,730	1,460,459	1,075,060	371,069	(3,802,318)	—
Total current liabilities	922,923	1,502,644	1,230,774	589,985	(3,812,148)	434,178
Long-term debt and capital lease obligations, net of current portion	161,182	427,453	31,264	113	—	620,012
Accrued pension and other employee benefits	15,016	7,363	—	59,916	—	82,295
Deferred gain - sale of shipping fleet	—	—	—	9,823	—	9,823
Deferred tax liabilities	115	79,701	39,415	5,882	(13,171)	111,942
Other liabilities	1,505	8,653	19,168	41,098	—	70,424
Total liabilities	1,100,741	2,025,814	1,320,621	706,817	(3,825,319)	1,328,674
Commitments and contingencies	—	—	—	—	—	—
Total shareholders' equity	394,309	1,388,598	383,301	683,506	(2,455,405)	394,309
Total liabilities and shareholders' equity	$1,495,050	$3,414,412	$1,703,922	$1,390,323	$(6,280,724)	$1,722,983

Chiquita Brands International, Inc.
Condensed Consolidating Statement of Cash Flows (Unaudited)
Nine Months Ended September 30, 2014
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash provided (used) by:
Operating cash flow	$—	$14,674	$3,243	$22,754	$—	$40,671

Capital expenditures	—	(2,689)	(8,748)	(27,399)	—	(38,836)
Net proceeds from sale of long-term assets	—	—	1,167	4,089	—	5,256
Investing activity with subsidiaries	—	(5,463)	(570)	—	6,033	—
Other, net	—	—	—	(3,736)	—	(3,736)
Investing cash flow	—	(8,152)	(8,151)	(27,046)	6,033	(37,316)

Repayments of long-term debt and capital lease obligations	—	(11,125)	(555)	(34)	—	(11,714)
Borrowings under the ABL Revolver	—	24,000	—	—	—	24,000
Repayments of the ABL Revolver	—	(24,000)	—	—	—	(24,000)
Payments for debt modification and issuance costs	—	(266)	—	—	—	(266)
Payments of debt extinguishment costs	—	(300)	—	—	—	(300)
Financing activity with subsidiaries	—	—	5,463	570	(6,033)	—
Financing cash flow	—	(11,691)	4,908	536	(6,033)	(12,280)
Increase (decrease) in cash and equivalents	—	(5,169)	—	(3,756)	—	(8,925)
Cash and equivalents, beginning of period	—	15,851	—	38,166	—	54,017
Cash and equivalents, end of period	$—	$10,682	$—	$34,410	$—	$45,092

Chiquita Brands International, Inc.
Condensed Consolidating Statement of Cash Flows (Unaudited)
Nine Months Ended September 30, 2013
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash provided (used) by:
Operating cash flow	$(4,420)	$30,523	$11,469	$54,166	$—	$91,738

Capital expenditures	—	(1,984)	(14,751)	(19,430)	—	(36,165)
Contribution to equity method investment	—	—	—	(13,102)	—	(13,102)
Net proceeds from sale of long-term assets	1,819	—	7,222	2,710	—	11,751
Investing activity with subsidiaries	—	—	(3,786)	—	3,786	—
Other, net	—	—	—	3,559	—	3,559
Investing cash flow	1,819	(1,984)	(11,315)	(26,263)	3,786	(33,957)

Issuances of long-term debt	—	429,415	—	—	—	429,415
Repayments of long-term debt and capital lease obligations	—	(412,425)	(154)	(67)	—	(412,646)
Borrowings under the ABL Revolver	—	36,590	—	—	—	36,590
Repayments of the ABL Revolver	—	(36,590)	—	—	—	(36,590)
Repayments of the Credit Facility Revolver	—	(40,000)	—	—	—	(40,000)
Payments for debt modification and issuance costs	—	(13,810)	—	—	—	(13,810)
Financing activity with subsidiaries	—	3,698	—	88	(3,786)	—
Financing cash flow	—	(33,122)	(154)	21	(3,786)	(37,041)
Increase (decrease) in cash and equivalents	(2,601)	(4,583)	—	27,924	—	20,740
Cash and equivalents, beginning of period	2,601	12,704	—	35,721	—	51,026
Cash and equivalents, end of period	$—	$8,121	$—	$63,645	$—	$71,766

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
In the third quarter of 2014, after adjusting for the significant transaction costs (see below), our overall results improved compared to same period of 2013. This improvement was led by our Salads and Healthy Snacks segment that showed an $11 million improvement in operating income compared to the same quarter of 2013. Our new Midwest salad plant has continued to meet its performance targets through the first nine months of 2014, more than recovering the $7 million of startup costs that were incurred in the third quarter of 2013. Our results also reflected packaging efficiency and pricing actions that took effect in July 2014 resulting in increased retail value-added salad pricing, inclusive of product mix. However, the overall segment revenue and results were also adversely affected by reduced raw material supply for our processed fruit ingredient business that mainly sells banana puree and other value-added banana products and lower sales of sliced apple healthy snacks due to changes in customer menus. We also incurred $2 million of costs in the segment in the third quarter of 2014 related to severance, exit of a non-core healthy snacking business and other costs related to product resizing, product discontinuation and overhead savings initiatives.
Our third quarter Banana segment results matched the strong third quarter results we achieved in 2013, though there were differences in the operating conditions and drivers. In the third quarter of 2014, we achieved higher volume in North America and Core Europe (defined below) and higher banana pricing in North America driven by contract pricing gains. Overall pricing in Europe, the Mediterranean and the Middle East improved as volume was shifted to Core Europe. These benefits were offset by higher costs in the quarter. In addition to expected industry cost increases in labor, shipping and paper, our costs also increased due to lower productivity on both our owned and associate producer farms as a result of weather and other factors affecting growing conditions, which in turn forced us to procure more fruit in the Ecuador spot markets, resulting in incremental purchase and transport costs.
In both segments, the weather-impacted results of the first quarter weighed on the results for the nine months. A harsh winter in much of North America impacted first quarter sales volumes for all of our products in this market, increased our logistics costs, reduced raw yields in our salads operations, and challenged our salad manufacturing as raw products were, at times, unable to reach the plants and storms reduced our production schedules. Additionally, unfavorable weather and other conditions across Central America negatively impacted yields on both owned and associate producer banana farms, resulting in larger purchases in the weekly spot market and supply shortages to our North American and European end markets. Finally, stormy conditions in the Atlantic delayed our vessels earlier in 2014, increased our fuel usage, and required incremental vessel charters to fill vacated slots in our fleet rotations. While the winter weather conditions are now behind us, we continued to experience weather-driven volume reductions in Central America through the third quarter, which affected both productivity and banana availability, resulting in higher costs in first nine months of 2014.
We have taken a number of steps to reduce risk and improve operating efficiencies in our core business as we execute our "return to the core" strategy, and are only just beginning to realize the results of these efforts. We have exited several non-core healthy snacking businesses that generated operating losses and distracted management from its core businesses of bananas and salads, and we have redirected that investment back to the core. In our banana business, we have increased the pace of investment in our owned banana farms, which includes replanting and the addition of irrigation, to both increase productivity and reduce the effect of unusual weather patterns. We have sought opportunities to expand controlled banana production, which included the purchase of approximately 450 hectares of production in Honduras in the first quarter of 2014. We have improved infrastructure in certain Latin American port operations to accommodate new shipping rotations and partnerships that we expect to create efficiencies in our value chain beginning in the fourth quarter of 2014. We expanded the surcharge program in our North American banana business in the first quarter of 2014 to include a paper-related surcharge tied to a third party index, mitigating future impacts from another substantial cost input. In our salads business, we implemented price increases and product resizing, both of which took effect in July 2014, to offset industry costs and to return the business to reasonable profit margins. We have also taken a number of steps to reduce overhead expenses, which has resulted in meaningful reductions in our Corporate expenses, excluding the costs related to transactions described below.
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
Strategic Combination with Fyffes and Cutrale-Safra Definitive Merger Agreement
On March 10, 2014, we announced our intention to combine with Fyffes plc ("Fyffes") and entered into a transaction agreement for the proposed combination, the terms of which were amended on September 25, 2014. A special meeting of our shareholders was held on October 24, 2014 in which the shareholders did not approve the amended transaction agreement with Fyffes, therefore Fyffes delivered a notice of termination of the transaction agreement. In connection with the now terminated Fyffes strategic combination, we have incurred significant legal, advisory and other expenses totaling $4 million and $13 million during the quarter and nine months ended September 30, 2014, respectively. In addition, under the terms of the amended transaction agreement and expenses reimbursement agreement, we will pay Fyffes a termination fee of approximately $23 million in November 2014.
On October 26, 2014, Chiquita entered into a Definitive Merger Agreement ("Merger Agreement") with Cavendish Global Limited ("Cavendish"), a private limited company incorporated under the laws of England and Wales. Cavendish is an affiliate of the Cutrale Group and the Safra Group. Pursuant to the merger agreement, among other things, Cavendish commenced a tender offer on November 4, 2014 to purchase all of the issued and outstanding shares of common stock, par value $0.01 per share, of Chiquita, subject to the conditions set forth in the Merger Agreement, at a purchase price of $14.50 per share. Chiquita's board of directors has unanimously approved the transaction. Pending regulatory approval, the transaction is expected to be finalized by the end of 2014 or in early 2015. In connection with the Merger Agreement, we have incurred legal, advisory and other expenses totaling $4 million for both the quarter and nine months ended September 30, 2014. In connection with the Merger Agreement, we expect to incur approximately $15 million to $25 million of advisory fees and other expenses upon finalization of the transaction. See Note 3 for further information on the strategic combination with Fyffes and Cutrale-Safra Merger Agreement.
Operations
We report three business segments: Bananas; Salads and Healthy Snacks; and Other Produce. Segment descriptions and results can be found in Note 14 to the Condensed Consolidated Financial Statements. Certain corporate expenses are not allocated to the reportable segments and are included in "Corporate costs," including costs related to the proposed combination with Fyffes and the unsolicited offer from the Cutrale Group and the Safra Group. Inter-segment transactions are eliminated. Total amounts may not recalculate due to rounding.

	Quarter Ended September 30,		Better (Worse) Percent Change	Nine Months Ended September 30,		Better (Worse) Percent Change
(In millions)	2014	2013		2014	2013
Net sales:
Bananas	$477	$456	4.7%	$1,516	$1,482	2.3%
Salads and Healthy Snacks	234	239	(2.0)%	713	739	(3.5)%
Other Produce	27	28	(4.1)%	97	88	9.5%
	$739	$723	2.1%	$2,326	$2,309	0.7%
Cost of sales[1]:
Bananas	$426	$399	(6.6)%	$1,333	$1,272	(4.8)%
Salads and Healthy Snacks	202	215	6.0%	622	650	4.3%
Other Produce	32	28	(16.5)%	102	88	(15.6)%
Corporate costs	3	3	(9.1)%	8	8	(0.6)%
	$661	$645	(2.8)%	$2,065	$2,018	(2.4)%
Operating income (loss):
Bananas	$18	$18	0.5%	$82	$101	(19.0)%
Salads and Healthy Snacks	6	(5)	221.0%	10	5	117.1%
Other Produce	(5)	2	(305.9)%	(5)	2	(344.9)%
Corporate Costs	(21)	(14)	(49.6)%	(52)	(41)	(25.6)%
	$(1)	$1	(224.7)%	$36	$67	(46.3)%
1Cost of sales by segment in 2013 has been revised. Operating income by segment has not changed for these periods.
QUARTER ENDED SEPTEMBER 30, 2014 vs. QUARTER ENDED SEPTEMBER 30, 2013
Net Sales. Net sales increased on a consolidated basis by 2.1%.
In our Bananas segment, the increase in net sales was driven by higher volume in North America and Core Europe (defined below) and higher banana pricing in North America. Overall pricing in Europe, the Mediterranean and the Middle East improved as volume was shifted to Core Europe.

Salads and Healthy Snacks segment sales decreased primarily as a result of lower volume of sliced apple healthy snack sales driven by changes in customer menus, lower processed fruit ingredient sales driven by reduced raw material supply and slightly lower volume of retail value-added salad. These were partially offset by higher retail value-added salad pricing driven by the permanent pricing actions that took effect in July 2014.
Other produce sales decreased primarily as a result of decreased volume and pricing.
Cost of Sales. Cost of sales increased 2.8% on a consolidated basis.
In our bananas business, cost of sales increased primarily due to weather impacts in our growing regions in Central America that reduced productivity on both our owned and associate producer farms and increased the volume purchased in weekly markets, primarily Ecuador. This was in addition to expected increases in industry costs, such as shipping and paper. Related to the 2007 gain on the sale-leaseback of eleven cargo ships, the gain on the sale-leaseback was being amortized to reduce "Cost of sales" over the base term of the leases, each of which expired in mid-2014. The annual amortization of the gain on shipping fleet was $14 million through 2013, with the final $3 million of amortization reducing costs in the second quarter of 2014.
In our Salads and Healthy Snacks segment, cost of sales decreased due to lower volumes as described above, lower cost of sales in our processed fruit ingredient products and the exit of a European healthy snacking business in June 2013. Additionally, our new Midwest salad plant continued to meet its performance targets in the third quarter of 2014 after incurring approximately $18 million in startup costs in 2013, of which $7 million were in third quarter of 2013. The new facility was placed into service in 2013 and replaced three facilities in the same region.
Other produce cost of sales increased due to higher costs of purchased fruit for Europe. The third quarter of 2014 also includes $3 million related to a claim settlement with a former supplier of other produce products that were discontinued in previous periods.
Operating Income. As a result of the items discussed above, improvements in the Salads and Healthy Snacks segment more than offset reductions in the Other Produce segment. Corporate costs in the third quarter of 2014 also included $8 million of combination-related transaction costs for our proposed combination with Fyffes and the unsolicited offer from the Cutrale Group and the Safra Group. Excluding transaction costs, Corporate costs improved due to lower legal fees, medical cost reductions and staffing and operating efficiencies. Corporate costs represent expenses not allocated to the reportable segments, including certain selling, general and administrative costs. Additional detail of the variances are included in the segment discussion below.
NINE MONTHS ENDED SEPTEMBER 30, 2014 vs. NINE MONTHS ENDED SEPTEMBER 30, 2013
Net Sales. Net sales increased on a consolidated basis by 0.7%.
In our Bananas segment, the increase in net sales was driven by higher average pricing in Core Europe (defined below), on a U.S. dollar basis, Mediterranean and Middle Eastern markets and higher banana volume in North America, partly offset by lower volume in Core Europe, Mediterranean and Middle East markets, as we continued to prioritize profitability over volume and reflecting supply shortages in the period.
Salads and Healthy Snacks segment sales decreased primarily as a result of lower processed fruit ingredient sales driven by reduced raw material supply, lower sliced apple healthy snack sales driven by changes in customer menus, lower foodservice volume and the June 2013 exit of a non-core European healthy snacking business that previously represented approximately $12 million of net sales on an annual basis. These declines were partially offset by higher retail value-added salad sales as a result of both volume and pricing, including mix.
Other produce sales increased primarily as a result of higher pineapple volume, primarily in North America.
Cost of Sales. Cost of sales increased 2.4% on a consolidated basis, primarily due to expected industry cost increases, including labor, shipping and paper and due to the effects of weather on both our bananas and salads value chains.
In our bananas business, cost of sales increased primarily due to weather impacts in our growing regions in Central America that reduced productivity on both our owned and associate producer farms and increased the volume purchased in weekly markets, primarily Ecuador. This resulted in incremental fruit and transportation costs, impacted further in the first quarter of 2014 by poor weather in the Atlantic that deferred vessel arrivals, resulting in increased fuel consumption and vessel charters. Related to the 2007 gain on the sale-leaseback of eleven cargo ships, the gain on the sale-leaseback was being amortized to reduce "Cost of sales" over the base term of the leases, each of which expired in mid-2014. The annual amortization of the gain on shipping fleet was $14 million through 2013, with the final $6 million of amortization reducing costs in the first half of 2014. To maintain our shipping rotations, we entered into new time charter arrangements and incurred $5 million of costs in the second quarter of 2014 in connection with the changeover of these vessels, which is expected to be completed in 2014.

In our Salads and Healthy Snacks segment, our new Midwest salad plant continued to fully meet its performance targets in 2014 after incurring approximately $18 million in startup costs in 2013, of which $15 million were incurred in the first nine months of 2013. The new facility was placed into service in 2013 and replaced three facilities in the same region. Additionally, cost of sales decreased due to lower volumes in our healthy snacks and food service, reduced raw material supply for our processed fruit ingredient products and the exit of a European healthy snacking business in June 2013 partly offset by additional volume of retail value-added salads, discussed above, and harsh winter weather in much of North America during the first quarter of 2014 that adversely affected logistics costs and demand imbalance impacted raw product sourcing in that period.
Other produce cost of sales increased due to higher pineapple volume, primarily in North America and higher costs of purchased fruit for Europe. The third quarter of 2014 also includes $3 million related to a claim settlement with a former supplier of other produce products that were discontinued in previous periods.
Operating Income. As a result of the items discussed above, operating income was lower than 2013, primarily from the challenging first quarter of 2014. Corporate costs in the first nine months of 2014 also included $17 million of combination-related transaction costs for our proposed combination with Fyffes and the unsolicited offer from the Cutrale Group and the Safra Group. Excluding transaction costs, Corporate costs improved due to lower legal fees, medical cost reductions and staffing and operating efficiencies. Corporate costs represent expenses not allocated to the reportable segments, including certain selling, general and administrative costs. Additional detail of the variances are included in the segment discussion below.
BANANA SEGMENT - NET SALES, COST OF SALES AND OPERATING INCOME ANALYSIS

	Better (Worse)
(In millions)	Q3	YTD
2013 Banana segment net sales	$456	$1,482
Global pricing and geographic product mix	10	(3)
Volume	1	3
Average European exchange rates including the effect of hedging	10	36
Other	—	(2)
2014 Banana segment net sales	$477	$1,516

	(Better) Worse
(In millions)	Q3	YTD
2013 Banana segment cost of sales	$399	$1,272
Volume	1	2
Sourcing and logistics costs[1]	21	59
Average European exchange rates	5	8
Tariffs	(2)	(7)
Other	2	(1)
2014 Banana segment cost of sales	$426	$1,333

[1]
Sourcing costs include the costs of producing fruit in our owned operations and purchasing fruit from third party growers. Logistics costs are significantly affected by source locations of fruit, fuel prices and scale efficiencies and include the effect of bunker fuel hedges, which was a loss of $1 million and a gain of $2 million for the third quarter of 2014 and 2013, respectively, and a loss of $1 million and a gain of $5 million for the nine months ended September 30, 2014 and 2013, respectively.

	Better (Worse)
(In millions)	Q3	YTD
2013 Banana segment operating income	$18	$101
Change in Banana segment net sales from above	21	34
Change in Banana segment cost of sales from above	(27)	(61)
Selling, general and administrative expenses	4	7
Other	1	1
2014 Banana segment operating income	$18	$82

BANANA SEGMENT METRICS
Volume. Our banana sales volumes1 in 40-pound box equivalents were as follows:

(In millions, except percentages)	Q3 2014	Q3 2013	% Change	YTD 2014	YTD 2013	% Change
North America	18.8	18.1	3.8%	56.8	54.1	4.9%
Europe and the Middle East:
Core Europe[2]	7.6	7.3	4.4%	25.2	25.6	(1.7)%
Mediterranean[3]	1.8	2.6	(29.0)%	7.0	8.7	(18.6)%
Middle East	1.0	1.1	(15.1)%	2.8	3.2	(13.0)%
Europe and the Middle East	10.4	11.0	(5.5)%	35.0	37.4	(6.6)%
Total volume	29.2	29.2	0.3%	91.8	91.6	0.2%

[1]	Volume sold represents all banana varieties, including Chiquita to Go, Chiquita minis, organic bananas and plantains.

[2]	Core Europe includes the 28 member states of the European Union, Switzerland, Norway and Iceland. Banana sales in Core Europe are primarily in euros but also include other European currencies.

[3]	Mediterranean markets are mainly European and Mediterranean countries that do not belong to the European Union.
Pricing. Year-over-year percentage changes in our banana prices for 2014 compared to 2013 were as follows:

	Q3	YTD
North America[1]	2.2%	0.3%

Core Europe:
Local currency	(3.6)%	(1.8)%
Currency exchange impact	0.4%	3.3%
Core Europe U.S. Dollar Basis[2]	(3.2)%	1.5%
Mediterranean	2.3%	9.3%
Middle East	2.6%	9.7%
Europe and the Middle East	1.1%	4.5%

[1]	North America pricing includes surcharges to recover fuel-related and other costs. In 2014, our surcharge was expanded to also recover increases in paper costs.

[2]	Prices on a U.S. dollar basis exclude the effect of hedging.
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

(Dollars per euro)	Q3 2014	Q3 2013	% Change	YTD 2014	YTD 2013	% Change
Euro average exchange rate, spot	$1.33	$1.32	0.9%	$1.36	$1.32	2.8%
Euro average exchange rate, hedged[1]	1.35	1.28	5.5%	1.36	1.27	6.7%

[1]	Only includes realized hedging gains and losses.

Year over year increases (decreases) in our results related to the effect of European currency was as follows:

(In millions)	Q3	YTD
Net sales:
Change in euro exchange rate	$2	$21
Change in realized hedging gain (loss)[1]	6	15
Change in unrealized hedging gain[2]	2	—
Effect on net sales	10	36
Local costs increase	—	(4)
Change in balance sheet translation loss[3]	(5)	(4)
Net effect on operating income (loss)	$4	$28
Table may not total or recalculate due to rounding.

[1]
Third quarter hedging gain was $1 million in 2014 versus a loss of $5 million in the same period of 2013. For the nine months ended September 30, 2014 the hedging loss was $1 million versus a loss of $16 million recognized in the nine months ended September 30, 2013.

[2]
Hedge accounting was terminated prospectively the first quarter of 2013 for certain currency hedges that were transferred to banks participating in our ABL Credit Facility. These unrealized gains and losses were recognized in "Net sales" for positions originally intended to hedge sales in the second and third quarters of 2013. Termination of hedge accounting did not change the economic purpose or effect to reduce uncertainty in the U.S. dollar realization of euro-denominated sales, but did result in unrealized changes in fair value of these hedge positions to be recognized currently in "Net sales" until the hedge positions settled. The third quarter of 2013 included $2 million of unrealized losses in "Net sales" associated with these option contracts. These unrealized changes net to zero in the first nine months of 2013 because all of the affected hedge positions had settled by September 30, 2013.

[3]
Third quarter balance sheet translation was a net loss of $3 million in 2014 versus a net gain of $2 million in the same period of 2013. For the nine months ended September 30, 2014 the balance sheet translation was a net loss of $6 million versus a net loss of $3 million in the nine months ended September 30, 2013.

BANANA SEGMENT - OTHER INFORMATION
Concentration of Risk. Our primary markets are in North America and Europe, but we also have sales in the Middle East and other markets. The majority of our sales in the Middle East are in Iran under license from the U.S. government that allows sale of food products to non-sanctioned parties. These sales to Iranian customers are in U.S. dollars and represent $9 million, $17 million and $17 million of "Trade receivables, less allowances" on the Condensed Consolidated Balance Sheet as of September 30, 2014, December 31, 2013 and September 30, 2013, respectively. Even though the sales in Iran are permitted, the international sanctions against Iran affected the ability of Iranian customers to pay invoices within terms because it became difficult for them to obtain U.S. dollars, euros or other suitable currencies in sufficient quantity on a regular basis. Over the course of 2012, our receivable balance with these customers increased, and we have established payment plans with each of these customers to reduce their balances. Certain customers have so far been able to find acceptable methods of payment to comply with their payment plans. However, some customers have not, and as a result, we recorded a reserve of $9 million in 2012, with an additional $2 million in 2013 as a result of further delinquency and other repayment risk. We source bananas from the Philippines for sale in the Middle East under a committed-volume, long term purchase contract with a former joint venture partner through 2016. To mitigate risk, we have reduced the amount of volume being sent to the Middle East and have developed customers in other Middle Eastern markets. However, Iran remains an important market for our Philippine-sourced bananas.
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
On July 17, 2014, the EU also closed a trade agreement with Ecuador, which still needs to be signed and ratified by the governments before it takes effect. According to unofficial reports, the agreement grants bananas from Ecuador roughly the same reduced EU tariffs and country-specific volumes entitled to those rates that the EU-Colombia FTA grants to bananas from Colombia. It is still not clear if or when the EU-Ecuador agreement will be ratified, but the governments are projecting that implementation will occur in mid-2016. Until the governments fully disclose and implement the agreement's banana provisions the agreement's effect on our operations, if any, will remain unclear.
SALADS AND HEALTHY SNACKS SEGMENT - NET SALES, COST OF SALES & OPERATING INCOME ANALYSIS

	Better (Worse)
(In millions)	Q3	YTD
2013 Salads and Healthy Snacks segment net sales	$239	$739
Pricing including mix:
Retail value-added salads	4	6
Healthy snacks, foodservice and other	1	(2)
Volume:
Retail value-added salads	(1)	4
Healthy snacks, foodservice and other	(8)	(18)
Processed fruit ingredient products, primarily volume	(2)	(14)
Exit of European healthy snacking businesses	—	(7)
Other	1	5
2014 Salads and Healthy Snacks segment net sales	$234	$713

	(Better) Worse
(In millions)	Q3	YTD
2013 Salads and Healthy Snacks cost of sales	$215	$650
Volume:
Retail value-added salads	(1)	3
Healthy snacks, foodservice and other	(6)	(14)
Mix:
Retail value-added salads	3	7
Healthy snacks, foodservice and other	1	2
Industry input and manufacturing costs:
Retail value-added salads	(6)	(6)
Healthy snacks, foodservice and other	(3)	(11)
Processed fruit ingredient products, primarily volume	(2)	(8)
Exit of European healthy snacking businesses	—	(6)
Other	1	5
2014 Salads and Healthy Snacks cost of sales	$202	$622

	Better (Worse)
(In millions)	Q3	YTD
2013 Salads and Healthy Snacks segment operating income	$(5)	$5
Change in Salads and Healthy Snacks segment net sales from above	(5)	(26)
Change in Salads and Healthy Snacks segment cost of sales from above	13	28
Selling, general and administrative, including marketing	3	2
Other	—	1
2014 Salads and Healthy Snacks segment operating income	$6	$10
SALADS AND HEALTHY SNACKS SEGMENT METRICS
Volume and average price per case for our retail value-added salads was as follows:

(In millions, except percentages)	Q3 2014	Q3 2013	% Change	YTD 2014	YTD 2013	% Change
Volume of 12-count cases	12.1	12.2	(0.6)%	37.3	36.9	0.9%
Average price per case including mix[1]			3.3%			2.0%

[1]	Average price per case includes fuel-related and other surcharges. Fuel surcharges generally reset quarterly based on the previous quarter's average fuel index prices.
SALADS AND HEALTHY SNACKS SEGMENT - OTHER INFORMATION
In June 2012, we entered into a 20-year lease agreement for a salad production and warehousing facility in the Midwest that replaced three existing facilities in the region. The lease agreement contains two 5-year extension periods. The plant was phased into service during 2013, and the construction costs were finalized on March 31, 2014 resulting in an interest rate of 6.3% to calculate the capital lease liability and future payments. Lease payments will increase annually based on CPI. The total liability related to this facility was $42 million, $38 million and $38 million at September 30, 2014, December 31, 2013 and September 30, 2013, respectively, of which approximately $1 million was current at each of those dates. At September 30, 2014 and December 31, 2013, this liability was included as a capital lease obligation on the Condensed Consolidated Balance Sheets. At September 30, 2013, $31 million was included as a capital lease obligation corresponding to the portion of the leased facility that was placed into service and $1 million and $6 million obligations corresponding to the construction in progress of the leased facility were included in "Accrued liabilities" and "Other liabilities", respectively. Though the construction costs were financed by the lessor, we acted as the construction agent and were responsible for all construction activity during the construction period because of the specialized nature of the facility. As a result, we were treated as the owner for accounting purposes during the construction period. Our new Midwest salad plant fully met its performance targets in the first nine months of 2014 after incurring approximately $18 million in startup costs in 2013, of which $7 million were incurred in the third quarter of 2013 and $15 million were incurred in the first nine months of 2013.
INTEREST AND LOSS ON DEBT EXTINGUISHMENT
Interest expense was $16 million and $15 million for the quarters ended September 30, 2014 and 2013, respectively, and $46 million and $45 million for the nine months ended September 30, 2014 and 2013, respectively. Loss on debt extinguishment in the first nine months of 2014 relates to the redemption of $10 million of the 7.875% Senior Secured Notes due 2021 ("7.875% Notes") on January 31, 2014. On February 5, 2013, we issued $425 million of 7.875% Notes, entered into a new asset-based lending facility and used the entire proceeds to retire the 7.5% senior notes due 2014 and a credit facility. Loss on debt extinguishment in the first nine months of 2013 resulted from the write-off of deferred financing fees related to the debt that was extinguished.
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

In October 2014 we disposed of the non-core healthy snacking operations in China that represented approximately $4 million in annual sales and had an insignificant effect on operating income.
INCOME TAXES
Income taxes were a net expense of $1 million and $4 million for the quarters ended September 30, 2014 and 2013, respectively, and $10 million and $4 million for the nine months ended September 30, 2014 and 2013, respectively. For the quarters and nine months ended September 30, 2014 and 2013 the difference in the overall effective tax rate from the U.S. statutory rate is due to the existence of valuation allowances in the U.S. and other jurisdictions, as well as the mix of earnings across various jurisdictions and discrete tax items. See further details in Note 11 to the Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
We believe our cash position, cash flow generated by operating subsidiaries and borrowing capacity under our ABL Facility (defined below) will provide sufficient cash reserves and liquidity to fund our working capital needs, capital expenditures and debt service requirements for at least twelve months. At September 30, 2014, we had a cash balance of $45 million and no borrowings under the ABL Revolver (defined below), under which $84 million was available after $25 million was used to support letters of credit. In connection with both the termination of the transaction agreement with Fyffes and finalization of the Merger Agreement with Cavendish, we expect to incur a termination fee and legal, advisory and other costs aggregating to between $40 and $50 million, which we will fund from available cash and availability under our ABL Revolver. These costs are in addition to those that were incurred during the quarter and nine months ended September 30, 2014.
A subsidiary has a committed credit line of approximately €6 million ($7 million) for bank guarantees used primarily for payments due under import licenses and duties in European countries, and we have €6 million ($7 million) of cash equivalents in compensating balance arrangements related to this committed credit line.
In February 2013, we issued $425 million of 7.875% senior secured notes due February 1, 2021 ("7.875% Notes") at 99.274% of par and entered into a 5-year secured asset-based lending facility ("ABL Facility"). The $457 million of net proceeds from issuance of the 7.875% Notes and the initial borrowings of the ABL Facility were used to retire the then-outstanding Credit Facility and the 7½% Senior Notes at par plus accrued interest. This refinancing significantly extended our debt maturities and reduced the cash required for debt service over the next several years, while still providing the ability to reduce debt with excess cash flow. In January 2014 we redeemed $10 million of the 7.875% Notes at 103% of the principal amount, plus interest to the redemption date.
The ABL Facility consists of a revolver (the "ABL Revolver") and a $7.5 million term loan (the "ABL Term Loan") and matures at the earlier of February 5, 2018 or 60 days prior to the maturity of our existing 4.25% Convertible Senior Notes due August 15, 2016, unless such notes have been satisfactorily refinanced. The ABL Facility has a maximum borrowing capacity of $150 million, with the ABL Revolver subject to a borrowing base calculation based on specified percentages of our domestic accounts receivable, certain inventory and certain domestic machinery and equipment with the potential for additional advances against foreign accounts receivable. To fund seasonal working capital needs, we borrowed and repaid $24 million under the ABL Revolver in the first nine months of 2014. There are no borrowings under the ABL Revolver as of the date of this filing. The ABL Term Loan requires annual repayments of approximately $2 million.
In the first quarter of 2014, we purchased a group of banana farms in Honduras that were adjacent to farms that we already owned. The purchase included approximately 700 hectares of land, of which nearly 450 hectare are in production, as well as related buildings and equipment. The purchase price was $10 million, of which $3 million was paid at closing and the remaining $7 million was financed by the sellers. Our debt to the sellers is payable in annual installments over four years. The agreement did not specify an interest rate, and we calculated the debt balance using the effective rate method and an estimated interest rate of 8%.
See further information regarding the terms, description of the security and restrictions of our debt arrangements in Note 6 to the Condensed Consolidated Financial Statements.
Cash provided (used) by operations was $41 million and $92 million for the nine months ended September 30, 2014 and 2013, respectively. Changes in cash flow from operations were primarily driven by changes in operating income.
Cash flow used in investing activities includes capital expenditures of $39 million and $36 million for the nine months ended September 30, 2014 and 2013, respectively. We made a contribution of €10 million ($13 million) in the third quarter of 2013 that fully discharged our financial obligations to the Danone JV, which we exited upon making these contributions. We had fully accrued these obligations in 2012.
Depending on fuel prices, we can have significant obligations or amounts receivable under our bunker fuel forward arrangements, although we would expect any liability or asset from these arrangements to be offset by the purchase price of fuel. At September 30, 2014, December 31, 2013 and September 30, 2013, our bunker fuel forward contracts were a net asset

(liability) of $(3) million, $1 million and less than $(1) million, respectively. Depending on euro exchange rates, we can have significant obligations or amounts receivable under our euro-based currency hedging contracts, although we would expect any liability or asset from these contracts to be more than offset by an increase in the dollar realization of the underlying euro-denominated sales. At September 30, 2014, December 31, 2013 and September 30, 2013, our euro-based currency hedging contracts were a net asset (liability) of $22 million, $(5) million and $(10) million, respectively. The amount ultimately due or receivable will depend upon fuel prices for our bunker fuel forward arrangements or the exchange rate for our euro-based hedging contracts at the dates of settlement. See Quantitative and Qualitative Disclosures About Market Risk below and Note 7 and Note 8 to the Condensed Consolidated Financial Statements for further information about our hedging activities. We expect operating cash flows will be sufficient to cover hedging obligations, if any.
We face certain contingent liabilities which are described in Note 15 to the Condensed Consolidated Financial Statements; in accordance with generally accepted accounting practices, reserves have not been established for most of the ongoing matters, even when we have been required to deposit payments to preserve our right to appeal some of the Italian customs and tax cases. In connection with these contingent liabilities, we have been required to deposit payments in installments totaling €40 million ($50 million) through 2019 to preserve our right to appeal the customs and tax assessments. Of these assessments, we have deposited €27 million ($34 million) through September 30, 2014, which is included in "Investments and other assets, net" on the Condensed Consolidated Balance Sheet pending resolution of the appeals process. Based on rulings described in Note 15 to the Condensed Consolidated Financial Statements, approximately €2 million ($2 million) deposited for customs and tax assessments in Genoa was applied to deposit requirements in other jurisdictions. The remaining installment plans call for annual deposit payments of approximately €4 million ($6 million) 2014 through 2016, €4 million ($5 million) in 2017 and less than €1 million ($1 million) in 2018 and 2019; however, if we ultimately prevail in these cases, any deposits we have made are also expected to be refunded with interest. Because court rulings have varied, we have not been assessed in similar matters in other jurisdictions, but may be required to make additional payments based on future appeals or court rulings. We presently expect that we would use existing cash and borrowing resources together with operating cash flow to satisfy any such liabilities. It is possible that in future periods we could have to pay damages or other amounts in excess of the installment plans, the exact amount of which would be at the discretion of the applicable court or regulatory body.
In 2012, as a result of a favorable decision from a court in Salerno, Italy, we received €20 million ($26 million) related to a refund claim we had made with respect to certain consumption taxes paid between 1980 and 1990, and the cash received has been deferred to "Other liabilities" pending final result of the appeal process. If we were to lose on appeal, we may be required to repay the consumption tax refunds received with interest.
Also as described in Note 15 to the Condensed Consolidated Financial Statements, in connection with a court judgment against one of our insurance carriers, National Union, we have received $12 million through September 30, 2014 from National Union for defense costs in certain matters. In March 2013, the Ohio Court of Appeals ruled that National Union is not obligated to provide coverage for these defense costs and remanded the case to the trial court to determine whether National Union is entitled to repayment of the defense costs that it has already paid. In June 2014, after remand from the Ohio Court of Appeals the trial court ruled that National Union is entitled to reimbursement of the defense costs that it has already paid. The company expects to appeal that ruling. We have deferred these cash receipts, and an additional $1 million of interest, in "Accrued liabilities" pending resolution of the appeals process.
We have not made dividend payments since 2006. Many of our debt instruments, including the 7.875% Notes and the ABL Facility, which are described in Note 6 to the Condensed Consolidated Financial Statements, impose limitations on CBII's ability to pay dividends on its common stock. At September 30, 2014, we were in compliance with each of our debt instruments and expect to remain in compliance for at least twelve months. In connection with the Merger Agreement with Cavendish, we made customary representations and warranties, and agreed to customary covenants limiting our ability to, among other things: incur indebtedness, create or permit the existence of liens over their assets, engage in certain mergers, asset sales and liquidations, prepay certain indebtedness, pay dividends and other "restricted payments," and engage in transactions with their affiliates, in each case subject to customary exceptions. The proposed Merger Agreement is expected to be completed before the end of 2014 or early 2015.
Risks of International Operations
We operate in many foreign countries, including China and Russia and countries in Central America, Europe, the Middle East and Africa. Our activities are subject to risks inherent in operating in these countries, including government regulation, currency restrictions, fluctuations and other restraints, import and export restrictions, burdensome taxes, additional tax assessments in foreign jurisdictions, risks of expropriation, threats to employees, political and economic instability, terrorist activities including extortion, and risks of U.S. and foreign governmental action in relation to us. Under certain circumstances, we might need to curtail, cease or alter our activities in a particular region or country. Trade restrictions apply to certain countries and certain parties under various sanctions, laws and regulations; our sales into Iran and Syria must be and are authorized by the U.S. government pursuant to these regulations, which generally or by specific license allow sales of our food products to those countries. In order to avoid transactions with parties subject to trade restrictions, we screen parties to our transactions against relevant trade sanctions lists.
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
* * * * *
This quarterly report contains certain statements that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control, including: the customary risks experienced by global food companies, such as prices for commodity and other inputs, currency exchange rate fluctuations, industry and competitive conditions (all of which may be more unpredictable in light of continuing uncertainty in the global economic environment), government regulations, food safety issues and product recalls affecting the company or the industry, labor relations, burdensome taxes, additional tax assessments in foreign jurisdictions, political instability and terrorism; challenges in implementing the relocation of our corporate headquarters and other North American corporate functions to Charlotte, North Carolina; challenges in our ability to achieve cost savings and other benefits from restructuring and strategic changes; unusual weather events, conditions or crop risks; continued ability to access the capital and credit markets on commercially reasonable terms and comply with the terms of our debt instruments; access to and cost of financing; the risk that the acquisition by Cutrale-Safra does not occur; and the outcome of pending litigation and governmental investigations involving the company, as well as the legal fees and other costs incurred in connection with such items.
The forward-looking statements speak as of the date made and are not guarantees of future performance. Actual results or developments may differ materially from the expectations expressed or implied in the forward-looking statements, and we undertake no obligation to update any such statements.
Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Reference is made to the discussion under Management's Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Management – Financial Instruments in our 2013 Annual Report on Form 10-K. As of September 30, 2014, the only material changes from the information presented in the Form 10-K are contained in the information provided below.
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
At October 28, 2014, we had:

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

Our shipping operations are exposed to the risk of rising fuel prices. To reduce the risk of rising fuel prices, we maintain a fuel surcharge program on sales in North America, and we enter into bunker fuel forward contracts (swaps) that allow us to lock in fuel prices for our European shipping rotations up to three years in the future. Bunker fuel forward contracts can offset increases in market fuel prices or can result in higher costs from declines in market fuel prices, but in either case reduce the volatility of changing fuel prices on our results. The price we pay to ship bananas and other produce in container equipment on board third parties' container ships includes an adjustment for fuel costs that is not subject to our hedging program. At September 30, 2014, we had deferred losses on bunker fuel hedges included in "Accumulated other comprehensive income (loss)" of $1 million and $2 million that are expected to increase our cost of bunker fuel in 2014 and 2015, respectively, and represent coverage for expected fuel purchases of approximately 70% and 65%, respectively, for our European shipping rotation.
We carry hedging instruments at fair value on our Consolidated Balance Sheets. The fair value of the currency hedge portfolio and bunker fuel forward contracts was a net asset (liability) of $18 million, $(4 million) and $(10) million at September 30, 2014, December 31, 2013, and September 30, 2013, respectively. A hypothetical 10% increase in the euro currency rates would have resulted in a decline in fair value of the currency hedge portfolio of approximately $28 million at September 30, 2014. However, we expect that any loss on these put and call options would be more than offset by an increase in the dollar realization of the underlying sales denominated in euros. A hypothetical 10% decrease in bunker fuel rates would result in a decline in fair value of the bunker fuel forward contracts of approximately $4 million at September 30, 2014. However, we expect that any decline in the fair value of these contracts would be offset by a decrease in the cost of underlying fuel purchases.
See Note 7 to the Condensed Consolidated Financial Statements for additional discussion of our hedging activities. See Note 8 to the Condensed Consolidated Financial Statements for additional discussion of fair value measurements.
DEBT INSTRUMENTS
Although the Condensed Consolidated Balance Sheets do not present debt at fair value, we have a significant amount of fixed-rate debt whose fair value could fluctuate as a result of changes in prevailing market rates. At September 30, 2014, we had $615 million principal balance of fixed-rate debt, which included the 7.875% Notes and the 4.25% Convertible Senior Notes. The $200 million principal balance of the Convertible Notes is greater than their $173 million carrying value due to the accounting standards for convertible notes such as ours that are described in Note 6 to the Condensed Consolidated Financial Statements. The $415 million principal balance of the 7.875% Notes is greater than their $412 million carrying value due to the related discount that will be amortized over the life of the 7.875% Notes. A hypothetical 0.50% increase in interest rates would have resulted in a decline in the fair value of our fixed-rate debt of approximately $12 million at September 30, 2014.
The refinancing activities in 2013 significantly reduced our exposure to changes in variable interest rates to a nominal amount.
Item 4 – Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, are (a) accumulated and communicated to our management to allow timely decisions regarding required disclosure and (b) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. An evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness as of September 30, 2014 of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of that date.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes during the quarter ended September 30, 2014 in our internal control over financial reporting, as defined in Rule 13a-15f under the Exchange Act that have materially affected or are reasonably likely to affect our internal control over financial reporting.

PART II – Other Information
Item 1 – Legal Proceedings
The information included in Note 15 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q regarding the Colombia Related Matters and the Italian Customs and Tax Cases is incorporated by reference into this Item.
On October 7, 2014, a purported shareholder of Chiquita filed a putative class action in Federal Court in New Jersey challenging the combination of Chiquita and Fyffes. The case is captioned City of Birmingham Firemen's and Policemen's Supplemental Pension System v. Chiquita Brands International Inc., et al., Case Number 14-6200-NLH-AMD (D.N.J.). The action names as defendants Chiquita and each of the members of the Chiquita board of directors. The plaintiff alleges, among other things, that the Chiquita board of directors breached its fiduciary duties in various respects concerning the combination and the unsolicited Cutrale/Safra proposal. On October 16, 2014, the judge in the case entered an order that, among other things, denied plaintiff's request for expedited discovery and required the parties to appear for a show cause hearing on October 23, 2014, on plaintiff’s application for a preliminary injunction regarding the combination.
On October 21, 2014, plaintiff voluntarily withdrew its application for a preliminary injunction and notified the court that it will instead pursue a damages action. Under the current scheduling order the plaintiff has until November 21, 2014 to file an amended complaint.  Chiquita and its board of directors believe that the claims asserted against them by the plaintiff are without merit and will defend this case vigorously.
Item 1A – Risk Factors
For a discussion of risk factors attributable to our business, refer to Part 1, Item 1A, “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to the risk factors disclosed in the Annual Report, except for the risks and uncertainties related to the Cutrale-Safra definitive merger agreement discussed in the Schedule 14D-9 that we filed with the SEC on November 4, 2014, including those set forth under “Cautionary Statement Concerning Forward-Looking Statements,” which are incorporated by reference herein.

Item 6 – Exhibits
*Exhibit 10.1 – Amendment to Employment Agreement between Chiquita Brands International, Inc. and Edward F. Lonergan dated as of September 8, 2014 (Exhibit (e)(12) to Schedule 14D-9 filed November 4, 2014)
*Exhibit 10.2 – Restricted Stock Unit Award Agreement from Chiquita Brands International, Inc. to Edward F. Lonergan, dated as of September 8, 2014, with respect to an aggregate 79,412 shares of Common Stock (Exhibit (e)(9) to Schedule 14D-9 filed November 4, 2014)
*Exhibit 10.3 – Form of Change in Control Severance Agreement being used on and after August 22, 2014 (Exhibit (e)(15) to Schedule 14D-9 filed November 4, 2014)
Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
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
November 6, 2014