Form 10-K
period 2014-12-31
CHIQUITA BRANDS INTERNATIONAL INC
filed 2015-03-18
CIK 101063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
 FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2014
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to
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

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act : None
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of Common Stock held by non-affiliates at June 30, 2014, the last business day of the registrant's most recently completed second quarter, was approximately $501 million.
As of March 18, 2015, 10,679,368 shares of Common Stock were outstanding.

CHIQUITA BRANDS INTERNATIONAL, INC.

This Annual Report on Form 10-K contains certain statements that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond the control of Chiquita, including: the customary risks experienced by global food companies, such as prices for commodity and other inputs, currency exchange rate fluctuations, industry and competitive conditions (all of which may be more unpredictable in light of continuing uncertainty in the global economic environment), government regulations, food safety issues and product recalls affecting us or the industry, labor relations, taxes, political instability and terrorism; challenges in implementing leadership, organizational, strategic and other changes as a result of being acquired in January 2015; unusual weather events, conditions or crop risks; continued ability to access the capital and credit markets on commercially reasonable terms and comply with the terms of its debt instruments; access to and cost of financing; and the outcome of pending litigation and governmental investigations involving us, as well as the legal fees and other costs incurred in connection with such items.
The forward-looking statements speak as of the date made and are not guarantees of future performance. Actual results or developments may differ materially from the expectations expressed or implied in the forward-looking statements, and we undertake no obligation to update any such statements.

PART I

ITEM 1.	BUSINESS
General
Chiquita Brands International, Inc. ("CBII") and its subsidiaries (collectively, "Chiquita," we, us or the company) operate as a leading international marketer and distributor of (1) bananas and pineapples sold under the Chiquita® and other brand names in nearly 70 countries and (2) packaged salads sold under the Fresh Express® and other brand names primarily in the United States. We produce approximately one-third of the bananas we market on farms we own and lease, and purchase the remainder of the bananas and all of the lettuce, pineapples and other fresh produce from third-party suppliers throughout the world. No individual customer accounted for more than 10% of net sales during any of the last three years. CBII was originally formed as a New Jersey corporation in 1899 under the name United Fruit Company. On January 6, 2015, pursuant to Agreement and Plan of Merger dated October 26, 2014 (the "Merger Agreement") with Cavendish Global Limited ("Parent"), Cavendish Acquisition Corporation, an indirect, wholly owned subsidiary of Parent ("Merger Sub"), and other related affiliates, Merger Sub merged with and into CBII (the "Merger"), with CBII as the surviving corporation and a wholly owned subsidiary of Parent. See Note 1 to the Consolidated Financial Statements, included in Exhibit 13, for additional information.
Business Segments
Chiquita reports the following three business segments:

•	Bananas: Includes the sourcing (purchase and production), transportation, marketing and distribution of bananas.

•
Salads and Healthy Snacks: Includes ready-to-eat, packaged salads, referred to in the industry as "value-added salads"; other value-added products, such as healthy snacking items, fresh vegetable and fruit ingredients used in foodservice, processed fruit ingredients; and until March 2013, our equity-method investment Danone Chiquita Fruits, which sold Chiquita-branded fruit smoothies in Europe (see Note 9 to the Consolidated Financial Statements in Exhibit 13).

•
Other Produce: Includes the sourcing, marketing and distribution of whole fresh produce other than bananas. Beginning in 2013, the primary product of the Other Produce segment is pineapples. As part of the 2012 restructuring plan, we exited our North American deciduous business at the end of the California grape season in December 2012.

For further information on factors affecting our results of operations, including results by business segment, liquidity and financial condition, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 20 to the Consolidated Financial Statements, both included in Exhibit 13, and "Item 1A - Risk Factors."
BANANA SEGMENT
We source, distribute and market bananas that are sold principally under the "Chiquita" brand name. Banana segment net sales were $2.0 billion in each of 2014, 2013 and 2012. Banana sales amounted to approximately 65% of our consolidated net sales in 2014, 2013 and 2012. Banana sales in European, Mediterranean and Middle Eastern markets were 49%, 52% and 55% of the segment sales in 2014, 2013 and 2012, respectively. Middle Eastern and Mediterranean markets include Iran and in the past Syria, where we sell bananas under exemptions from the U.S. government trade sanctions. The majority of the remaining sales in the banana segment are in North America. We receive royalties from the use of the Chiquita brand under a trademark licensing agreement with a third-party for banana sales in Japan and Korea.
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
Markets, Customers and Distribution
Our principal markets are North America and Europe. In Europe, we are the brand leader and obtain a price premium for Chiquita bananas. In North America, we maintained the No. 2 market position in bananas, hold the number one market share in U.S. supermarkets and import more than one-fourth of the bananas in the market. Our Core Europe market consists of the 28 member states of the European Union ("EU"), Switzerland, Norway and Iceland. We also ship bananas regularly to various non-EU countries accessed through the Mediterranean. When selling in these Mediterranean countries, we may vary the port of discharge and sale based on prevailing market conditions. Our other international markets are primarily in Russia and the Middle East, including Iran. Sales in the Mediterranean, Russian and Middle Eastern markets are primarily invoiced in U.S. dollars.
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
During 2014, approximately 26%, 23%, 18%, 10% and 11% of all bananas we sold were sourced from Guatemala, Costa Rica, Ecuador, Honduras and Panama, respectively. We also source bananas from Mexico, the Philippines, Colombia and Nicaragua. In 2014, approximately one-third of our bananas were produced by subsidiaries on owned farms and the remainder was purchased from independent growers under short- and long-term fruit supply contracts, under which we take title to the fruit either at packing stations, once loaded aboard ships or at the port of destination. Although we maintain broad geographic diversification for purchased bananas, we have a significant reliance upon long-term relationships with certain large growers. In 2014, our three largest independent growers, which operate in Mexico and Costa Rica provided approximately 22% of our total purchased volume.
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
Logistics
Due to their highly perishable nature, bananas must be brought to market and sold generally within 30 to 40 days after harvest. This requires efficient logistics processes for loading, unloading, transporting and delivering fruit from the farm to the outbound port, from the source country to the market country, and from the inbound port to the customer. To transport and distribute our bananas internationally, we charter ships that are specialized for international trade in bananas and other refrigerated products and contract with common carriers to transport our refrigerated banana container equipment on-board their ships along similar trade routes. We also transport third-party cargo on return trips, primarily from North America and Europe to Latin America, to reduce ocean transportation costs. For more information on our core ocean shipping needs, see "Item 2 - Properties."
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
The price of bunker fuel used in shipping operations is an important variable component of transportation costs. Bunker fuel prices are volatile. We manage this volatility with bunker fuel forward contracts to lock in prices of approximately three-fourths of our core European usage for up to three years. At December 31, 2014, we had a deferred loss on bunker fuel hedges that is expected to increase our cost of bunker fuel in 2015. See further discussion of our hedging activities in the "Market Risk Management – Financial Instruments" section of "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 2 and 13 to the Consolidated Financial Statements in Exhibit 13.
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
SALADS AND HEALTHY SNACKS SEGMENT
The Salads and Healthy Snacks segment includes packaged, ready-to-eat salads in the retail market, commonly referred to as "value-added salads," sold under the Fresh Express and private labels, fresh vegetable and fruit ingredients used in foodservice, healthy snacks (primarily sliced applies), and processed fruit ingredient products. Net sales of the Salads and Healthy Snacks segment were approximately $943 million, $967 million and $953 million for the years ended December 31, 2014, 2013 and 2012, respectively.
We believe Fresh Express is a leader in freshness-extending, controlled and modified atmosphere packaging systems for value-added salads. We distribute approximately 250 different retail value-added salad products nationwide to food retailers and approximately 30 value-added healthy snacking products. We also distribute approximately 50 fresh produce foodservice offerings, primarily to third-party distributors for resale mainly to quick-service restaurants located throughout the U.S. Fresh Express holds the No. 1 market share position of branded retail value-added salads in the U.S based on Information Resources Inc. ("IRI") data. Based upon consumption patterns, volume and profitability are typically higher during the first and second quarters of the year; however, in 2014 the second half was more profitable than the first because of the packaging efficiency and pricing actions that took effect in July 2014.
Fresh Express' retail value-added salad sales represented approximately 28%, 29% and 20% of consolidated "Net sales" in each of 2014, 2013 and 2012, respectively. Significant retail value-added salad product lines that represented 10% or more of retail sales include Blends (romaine and other fancier lettuce-based salads), Tender Leaf Blends (spring mix and baby spinach blends) and Complete Salads (salads that contain toppings and dressings).
Competition
Fresh Express competes with a variety of other nationally branded and private label value-added salad offerings. Competitors include Dole Food Company, Inc., Earthbound Farms, Ready Pac and Taylor Farms, who also produce value-added salads under retail grocers' private labels. The market share under private labels has grown significantly during the past few years. While we had traditionally been focused on branded product offerings, we expanded our product offerings in 2012 to include private label, and based on contracts awarded in late 2012, we began supplying private label retail value-added salads to certain key customers in 2013. There are many other food and produce sellers who participate in the value-added produce and snacking markets.
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
We also sell fresh-cut produce, such as lettuce, tomatoes, spinach, cabbage and onions, to foodservice distributors who resell these products to foodservice operators, primarily quick service restaurants. Approximately one-fifth of the Salads and Healthy Snacks segment net sales have been to foodservice customers. Foodservice customers mainly purchase shredded or whole-head lettuce; however, we have also introduced higher-margin products into this market, such as premium tender leaf salads. We market to foodservice customers by focusing on large, strategic accounts that provide reliable business at reasonable margins, under contracts that typically allow for the pass-through of raw product and other cost increases on a weekly basis. Customer sales representatives and account managers service these foodservice customers. One foodservice customer represented nearly 13% of sales in the Salads and Healthy Snacks segment in both 2014 and 2013. No other customer accounted for more than 10% of segment sales.
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
In May 2010, we sold 51% of our European smoothie business to Danone S.A., and formed a joint venture ("Danone JV") intended to develop, manufacture and sell Chiquita-branded, packaged fruit juices and fruit smoothies in Europe. The smoothies are a blend of banana puree, fruit juice and other fresh fruit. In March 2013, the Danone JV sold its operations to a third party who continues to produce Chiquita-branded smoothies under license. In October 2013, we sold all of our shares in the Danone JV to our former JV partner, Danone S.A. The joint venture was accounted for using the equity method in the Salads and Healthy Snacks segment. See further information in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Operations - Salads and Healthy Snacks Segment" and Note 9 to the Consolidated Financial Statements, both included in Exhibit 13.
In June 2013, we divested a business that sold locally-sourced, fresh-cut fruit in Europe from its facilities in the Netherlands. The new owners of this business continue to produce Chiquita-branded products under license.
OTHER PRODUCE SEGMENT
We distribute and market whole, fresh produce other than bananas in Europe and North America and in some cases license the use of the Chiquita brand to a third-party, such as for pineapples sold in Japan and Korea. Following our strategy to focus on our core businesses of bananas and salads, beginning in 2013 pineapples are the primary product in the Other Produce segment because they are sourced from the same regions and can utilize the same logistical infrastructure as bananas. We seek to opportunistically sell pineapples and other produce items where profitable or where they can effectively absorb fixed costs of the value chain of our core bananas and salads businesses. In 2012, the major items sold also included grapes and avocados. Net sales of the Other Produce segment were approximately $127 million, $121 million and $140 million in 2014, 2013 and 2012, respectively.
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
Sourcing and Logistics
Beginning in 2013, pineapples, sourced primarily from Costa Rica, are purchased under annual or multi-year contracts from third party growers in the same regions where we produce and purchase bananas. Shipment of pineapples helps to reduce any excess ocean shipping capacity from our banana business because they are sourced in the same regions. Common carriers are used for inland transportation.
In some cases, we provide growers of non-banana produce advances during the growing season or as the fruit is shipped to us. Advances are generally repaid when the produce is harvested and sold and are generally short-term in nature. We require property liens and pledges of the season's produce as collateral to support any advances. See further discussion of our seasonal grower advances in Notes 2 and 6 to the Consolidated Financial Statements, included in Exhibit 13. We are not heavily dependent on any single grower for Other Produce products.
Intellectual Property
The Chiquita brand is recognized in North America and many parts of Europe and Asia. The Chiquita® trademark is owned by our main operating subsidiary, Chiquita Brands L.L.C. ("CBLLC "), and is registered in approximately 100 countries. We also own hundreds of other trademarks, registered throughout the world, used on our second-quality bananas and on a wide variety of other fresh and prepared food products. The Fresh Express® trademark is registered in the U.S., Canada and several countries in Europe and Asia. Fresh Express also owns registrations for a variety of other trademarks used in our value-added salads business. Substantially all of our intellectual property currently is pledged as collateral under our 7.875% Notes and 2015 ABL.
Since 2009, we have licensed the use of the Chiquita brand name to a third party for the sale of whole, fresh bananas and pineapples in Japan and Korea. We also license our trademarks to other companies for use in whole fresh fruit other than bananas, prepared processed food products, such as fruit smoothies, baby and toddler food, fruit juices and banana bread mix.
Chiquita and its affiliates have patents covering a number of proprietary technologies, including the ripening of bananas and other produce and the processing of food products. In addition, Fresh Express and its affiliates have patents pending and granted covering a number of proprietary technologies, including methods of harvesting, treating and maintaining produce products and patents related to packaging design. Granted patents expire at various times from 2015 through 2029. In the food preparation field, where patents generally provide protection for up to 20 years, new technology typically develops before existing patents and proprietary rights expire. Chiquita and Fresh Express also rely heavily on certain proprietary machinery and processes that are used to manufacture and package some of its products.
Employees
As of December 31, 2014, we had approximately 20,000 employees. Approximately 16,000 employees work in Latin America, the majority of which are covered by labor contracts. Latin American labor contracts covering approximately 9,000 employees are currently being negotiated, and contracts covering approximately 1,000 employees are set to expire in 2015. Under applicable law, employees are required to continue working under the terms of the expired contract. Approximately 2,000 Fresh Express employees in the U.S. are covered by labor contracts, with the majority set to expire in 2015 or are under negotiation.
International Operations
We operate in and sell products into many countries outside the United States, including in Central America, Europe, the Middle East and Asia. Information about our operations by geographic area can be found in Note 20 to the Consolidated Financial Statements included in Exhibit 13. Our global activities are subject to risks inherent in operating in those countries, including: government regulation; currency restrictions, fluctuations and other restraints; import and export restrictions; burdensome taxes; additional tax assessments in foreign jurisdictions; risks of expropriation; threats to employees; political instability; terrorist activities including extortion; and risks of U.S. and foreign governmental action in relation to us. Should such circumstances occur, we might need to curtail, cease or alter our activities in a particular region or country. Trade restrictions apply to certain countries, such as Iran, that require U.S. government authorization for sales there; notwithstanding the broad trade sanctions against these countries, under current U.S. law and licenses issued thereunder, we are authorized to sell food products to specific customers in these countries. Our operations in some Central American countries are dependent upon leases and other agreements with the governments of these countries. For more information on leases used for the cultivation of bananas and support activities, see "Item 2 - Properties." Refer to international operations in "Management Discussion and Analysis of Financial Condition and Results of Operations" in Exhibit 13 for information on how changes in EU duties rates have affected us and may affect us in the future, as well as description of other governmental trade negotiations that could be significant to us.
Our international operations involve a variety of currencies, and our most significant exposure is to the euro. Approximately 40% of our total sales were outside the United States with approximately 30% of our total sales in Core Europe in each of 2014, 2013 and 2012. Sales and operating expenses in our Core European markets are denominated in primarily euros, as well as other European currencies. We also have significant operations in Latin America that result in costs incurred in those local currencies; however banana and other produce purchase contracts are typically in U.S. dollars. We reduce currency exchange risk from sales originating in currencies other than the U.S. dollar by exchanging local currencies for dollars promptly upon receipt. We further manage our currency exposure with hedging instruments, such as average rate euro put options, collars and forward contracts, to hedge the dollar value of our estimated euro net sales exposure up to 18 months into the future. For information with respect to our hedging activities, see Notes 2 and 13 to the Consolidated Financial Statements and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Exhibit 13.
In the United States, the Perishable Agricultural Commodities Act affords producers, sellers and buyers of fresh agricultural produce, such as Chiquita and certain customers, special rights in seeking to collect payment from customers, including those that are insolvent or bankrupt. Similar protection does not exist in other jurisdictions.
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
Additional Information
Through our website www.chiquita.com, we make available free of charge our reports on Forms 10-K, 10-Q and 8-K, and any amendments, shortly after they are filed with the SEC. To access these documents go to http://investors.chiquita.com and click on SEC Filings. The documents available on our website are not incorporated by reference into this report.

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
We may not realize all of the anticipated benefits of the Merger or those benefits may take longer to realize than expected.
Our ability to realize the anticipated benefits of the Merger will depend, to a large extent, on our ability to implement changes and transition plans associated with the Merger, including changes to personnel and practices for interacting with customers and vendors, as well as back office functions. We will be required to devote significant management attention, resources and costs to realigning our business practices and operations. For example, in January 2015 we announced that all of our operational departments and remaining corporate services will be transitioned from Charlotte, North Carolina to other locations closer to customers and operations over the next twelve to eighteen months. Total costs are anticipated to be in the range of $25 to $40 million and are primarily related to: employee severance and relocation; the liability associated with the sub-letting or exit of our space in Charlotte; non-cash write-off of leasehold improvements and office equipment of approximately $10 to $12 million; and the repayment of all $3 million of relocation incentives received in connection with our 2012 move to Charlotte. This process may preclude or impede realization of the benefits expected from the Merger, and could adversely affect our results of operations. We cannot be certain that we will not be required to implement further realignment activities, make additions or other changes to our workforce based on other cost reduction measures or changes in the markets and industry in which we compete. In addition, future business conditions and events may impact our ability to continue to realize any benefits of these initiatives.
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
Our fuel-related costs have increased substantially in recent years, and we generally expect these costs to increase in the future. Bunker fuel, in particular, is an important variable component of our transportation costs. While we use fuel surcharges and forward contracts to offset and mitigate the effects of increases in the price of bunker fuel, there is lag time between price increases and increases in the surcharge index; in addition, these strategies will not eliminate all the adverse effects of price increases on our business, particularly over the long-term. In addition, diesel fuel and other transportation costs are significant components of much of the cost of produce that we purchase from growers and distributors. If the price of any of these items increases significantly, we may not be able to pass on those increases to our customers. We also generally expect the prices we pay to purchase produce to increase over time. During 2014, approximately one-third of our bananas were produced by subsidiaries on owned farms and the remainder was purchased from independent growers under short- and long-term fruit supply contracts; all of our lettuce and other produce is purchased from independent growers under short- and long-term contracts. Increased costs for purchased fruit have negatively affected our operating results in the past, and they may adversely affect our operating results in the future. Many external factors may affect the cost and supply of fresh produce, including: wage and other input cost inflation (e.g. paper, packaging, fertilizers); market fluctuations; currency fluctuations; changes in governmental regulations, including exit prices for bananas (which are set by the government in several banana exporting countries); agricultural programs; severe and prolonged weather conditions; disease; natural disasters; labor relations (including increased payments to growers in lieu of increases to government exit prices, specifically in Costa Rica); and other factors. Many other commodity food products are experiencing major price increases, which may affect pricing dynamics in the industry in ways that affect us adversely. If the price of the fresh produce that we purchase increases significantly, we may not be able to effectively pass these costs along to our customers and consumers.
Our ocean shipping needs are provided under a combination of long-term charters with negotiated fixed rates and market rates for ships under short-term charters and transportation contracts. Although short-term ship charter rates and container shipping rates have decreased in recent years, as the global economy recovers, rates may increase in the future because of declining global refrigerated cargo and container capacity or other market conditions. Furthermore, since our shipping configuration may rely more on short-term charters and transportation contracts, we may be more susceptible to these increases in the future than we have in the past. Our shipping operations also depend on port access and efficient loading and unloading of our perishable products. If a port becomes unavailable due to weather, labor stoppages or other reasons, we maintain contingency plans to use alternative ports to serve our customers, however we may not be able to recover any related cost increases from our customers or consumers.
Our operations and products are regulated in the areas of food safety and protection of human health and the environment.
Our worldwide operations and products are subject to inspections by environmental, food safety, health and customs authorities and to numerous governmental regulations, including those relating to the use and disposal of agrichemicals, the documentation of food shipments, the traceability of food products, and labeling of our products for consumers, all of which involve compliance costs. Changes in regulations or laws in the past have required, and in the future may require, operational modifications or capital improvements at various locations. For example, the United States has recently enacted a new food safety law, the Food Safety Modernization Act (the "Act"). Although we believe that our food safety standards meet those prescribed by the Act, implementing regulations have not yet been finalized and may require us to make changes to our processes and procedures that could require us to incur unanticipated costs. If violations occur, regulators can impose fines, penalties and other sanctions. In some circumstances, we may decide or be required to recall a product if we or regulators believe it poses a potential risk. For example, we had five separate occasions in 2012 where we voluntarily recalled certain lettuce products, as a precaution, although none of the recalls arose from or resulted in any food-borne disease outbreaks. Although we maintain insurance to cover certain recall losses, this insurance does not cover all events and, even when an event is covered, our retention or deductible may be significant. The costs of these modifications and improvements and of any fines, penalties and recalls could be substantial. Although we maintain and continue to invest in high food safety standards, no precaution can completely eliminate food safety risks from fresh produce.
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
Most of our employees working in Central America are covered by labor contracts. Contracts covering approximately 9,000 employees are currently being negotiated, and contracts covering approximately 1,000 employees are set to expire in 2015. Under applicable law, employees are required to continue working under the terms of the expired contract. Approximately 2,000 of our Fresh Express employees, all of whom work in the United States, are covered by labor contracts, with the majority set to expire in 2015 or are under negotiation. We cannot be sure that we will be able to successfully renegotiate our labor contracts on commercially reasonable terms as they expire or that we will be able to pass on any increased labor costs to our customers.
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
We have international operations and sales in countries throughout the world, including in Central America, Europe, the Middle East and China. These activities are subject to risks inherent in operating in those countries, including government regulation, political and economic stability, currency restrictions, fluctuations and other restraints, import and export restrictions, burdensome taxes, risks of expropriation, threats to employees, political instability, terrorist activities, including extortion, and risks of U.S. and foreign governmental regulation and action in relation to these operations. Under certain circumstances, we (i) might need to curtail, cease or alter our activities in a particular region or country, (ii) might not be able to establish or expand operations in certain countries, and (iii) might be subject to fines or other penalties. For example, in 2012, increasing international sanctions against Iran made it difficult for importers to obtain U.S. dollars, euros or other suitable currencies in sufficient quantity on a regular basis. Over the course of 2012, our receivable balance with these customers increased, and we established payment plans with each of these customers to reduce their balances. Certain customers have so far been able to find acceptable methods of payment to comply with their payment plans. However, some customers have not, and as a result we recorded a reserve of $9 million in 2012, with an additional $2 million in 2013 as a result of further delinquency and other repayment risk; in 2014, customers continue to pay within agreed terms. If we are able to collect any portion of these receivables, the reserve may be reversed as appropriate. There can be no assurance that we would not be required to establish additional reserves on other customer receivables in the Middle East. Also, in 2010, Iran suspended the issuance of import licenses for bananas; although the importers in Iran to whom we sell had sufficient licenses that our imports into Iran were not affected, this type of import and export control could significantly affect our ability to market bananas in, or export bananas from, certain countries. Our ability to sell our products to certain customers, countries or regions may be affected by U.S. or other applicable laws. For example, various trade sanctions against Iran and Syria require U.S. government authorization for sales there; notwithstanding the broad trade sanctions against these countries, under current U.S. law and licenses issued thereunder, we are authorized to sell food products to specific customers in these countries. We source bananas from the Philippines for sale in the Middle East under a long-term purchase contract with a former joint venture partner that has committed volumes through 2016. We continue to develop other Middle Eastern markets for these bananas to diversify our risk in the region, but we cannot give assurances of our ability to do so.
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
In addition, as a means to increase tax revenue, governments are making transfer price enforcement a top priority by increasing the number of transfer price audits and creating new challenges for taxpayers. There is also increased legislative activity and many governments are introducing transfer pricing rules for the first time, particularly in Latin America. In general, transfer pricing rules are intended to ensure that cross-border sales among related entities are at arms-length to capture taxable profit or loss in each jurisdiction relative to the value added by a company in that jurisdiction. However, transfer pricing rules and application of those rules can vary widely between jurisdictions and can be applied inconsistently. As described in Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Accounting for Income Taxes and Note 15 to the Consolidated Financial Statements, both included in Exhibit 13, Ecuador is challenging the transfer pricing practices of major banana exporters and has assessed $23 million of income taxes, penalties and interest related to transfer pricing from 2008 through 2010. If Ecuador applies a similar methodology for tax years 2011 to present, additional assessments may be made. While we believe appropriate transfer pricing was applied in Ecuador and that it is more-likely-than-not that we will succeed upon appeal of these assessments, the outcome may not be known for a significant period of time and may involve significant costs. Additionally, other Latin American countries such as Costa Rica and Panama are implementing transfer pricing rules. While we believe we have taken appropriate measures to comply with these legislative changes, the actual application of these rules is uncertain and may negatively impact profitability or sourcing options.
We may be subject to substantial damage claims or fines arising from current legal proceedings related to our international operations.
We are currently involved in legal proceedings and investigations, described in more detail in Note 21 to the Consolidated Financial Statements, included in Exhibit 13, and under "Item 3 - Legal Proceedings", involving, among other things, (i) litigation and investigations relating to payments made by our former banana-producing subsidiary in Colombia to a paramilitary group in that country which had been designated under U.S. law as a foreign terrorist organization, activities for which we have already paid penalties to the U.S. Department of Justice, and (ii) customs proceedings in Italy. Based on Italian procedural requirements in some of the Italian customs proceedings, we are currently required to make payments on an installment basis as a result of unfavorable rulings that are being appealed. Although these funds will be returned to us with interest if we ultimately prevail on appeal, the level of installment payments could increase significantly if similar unfavorable rulings are received in other cases, and the requirement to pay is not stayed or suspended. Regardless of the outcomes of these matters, we will incur legal and other fees to defend ourselves in all of these proceedings, which in aggregate may have a significant effect on our consolidated financial statements.
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
At December 31, 2014, we had approximately $522 million of intangible assets, including goodwill of $18 million and trademarks of $39 million related to our salad operations, Fresh Express, and $388 million related to the Chiquita trademark. The value of these intangible assets depend on a variety of factors, including the success of our business, earnings growth and market conditions. Accounting standards require us to review goodwill and trademarks at least annually for impairment, and more frequently if impairment indicators are present. Based on the result of lower operating performance of retail value-added salad business, lower retail salad volumes, lower perceived valuation multiples in the packaged salad industry and continuing demand for private label versus branded products, we recorded a 2012 non-cash impairment charge to goodwill at Fresh Express. We cannot be sure that future reviews of our goodwill, trademarks and other intangible assets will not result in additional impairment charges. Although it does not affect cash flow or our compliance under our current credit facility, an impairment charge decreases our net income and shareholders' equity.
Our level of indebtedness and the covenants in our debt agreements could adversely affect our ability to execute our growth strategy or to react to changes in our business, and we may be limited in our ability to use debt to fund future capital needs.
We had $668 million of debt outstanding at December 31, 2014. Most of our indebtedness and certain operating leases are issued under debt agreements that (1) require continuing compliance with covenants and (2) limit our ability to borrow additional funds due to limits under these covenants. Our ability to comply with provisions under any of our debt agreements will be affected by our operating results and cash flow, which may be affected by events beyond our control.
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
As of December 31, 2014, we owned more than 35,000 acres and leased approximately 21,000 acres of improved land, in our banana business, principally in Costa Rica, Panama, Honduras and Guatemala, primarily for the cultivation of bananas and support activities. We lease land on the Caribbean coast of Panama from the Republic of Panama. The initial 20-year lease term expires at the end of 2017 and has two consecutive 12-year extension periods. We can cancel the lease at any time with three years prior notice; the Republic of Panama has the right not to renew the lease at the end of the initial term or any extension period, provided that it gives four years prior notice. As of October 2013, the lease was automatically renewed for the first 12-year extension period that starts at the end of 2017. We have improved land in Guatemala that is under lease until 2048 from a government-owned company, where we maintain port operations that support our banana business in that country. We also own warehouses, packing stations, irrigation systems and port loading and unloading facilities used in connection with our banana operations.
In order to ship bananas from our growing regions to our markets, we lease specialized cargo ships and also contract for transportation aboard third-party cargo ships. We have approximately eleven ships in rotation and may lease additional temporary capacity as needed with leases of one month or less. As of December 31, 2014, we had ten ships under lease. In addition to the arrangements described above, we charter cargo ships on a "spot" or short-term basis which accounted for approximately 3% of our total ocean shipping needs in 2014.
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
We lease the space for our headquarters in Charlotte, North Carolina under a thirteen-year lease. Our announcement in January 2015 that we will be exiting Charlotte to align activities closer to the business will lead us to try to either sublease this space or negotiate an exit. Our subsidiaries in Europe and the United States also own and lease warehouses, ripening facilities, distribution facilities, office space and other properties in connection with their operations. We also own or lease several administrative facilities in Latin America.

We believe our property and equipment are generally well maintained, in good operating condition and adequate for our present needs. We maintain reasonable and customary insurance programs protecting our financial interest in business assets. Banana crop losses are self-insured because of the high cost of third-party insurance. Our risk of banana crop loss is reduced as a result of internal best practices and mitigation efforts, as well as geographic diversity of banana sources. For further information with respect to our physical properties, see the descriptions under "Item 1 - Business" above, and Note 8 to the Consolidated Financial Statements in Exhibit 13.
CBLLC, our main operating subsidiary, directly or indirectly owns substantially all our business operations and assets, and directly or indirectly owns substantially all of our trademarks. Substantially all the domestic assets of CBII, CBLLC and their direct and indirect domestic subsidiaries, other than certain de minimis subsidiaries, have been pledged to secure our obligations under our 7.875% Notes and our 2015 ABL and the related guarantees. The pledged assets include 100% of the stock of substantially all of CBII's and CBLLC's domestic subsidiaries and up to 65% of the stock of certain foreign subsidiaries. See Note 1 and Note 12 to the Consolidated Financial Statements included in Exhibit 13 for a more complete description of the 7.875% Notes and the 2015 ABL.

ITEM 3.	LEGAL PROCEEDINGS
Information included in Note 21 to the Consolidated Financial Statements included in Exhibit 13, including the descriptions of the Colombia-Related Matters and the Italian Customs Matters, is incorporated herein by reference.
PERSONAL INJURY CASES
For more than 20 years the company has been named - along with chemical manufacturers and other banana producing companies - as a defendant by thousands of plaintiffs alleging sterility and other injuries as a result of exposure to dibromochloropropane ("DBCP"), an agricultural chemical previously used in banana production. There currently are approximately 3,900 active claims pending against Chiquita:

•
Delaware: In June 2012, nine lawsuits were filed on behalf of approximately 2,960 plaintiffs in Superior Court of Delaware, New Castle County, and in federal court. Only approximately 800 of the plaintiffs allege claims against Chiquita and of that group, approximately 230 of the claimants were plaintiffs in Louisiana where summary judgment was granted to Chiquita. Chiquita has filed motions to dismiss. These cases fall into three sets:

◦
Federal court - former Louisiana Plaintiffs: The federal court dismissed the claims against CBII based on a lack of personal jurisdiction. The other two Chiquita defendants were dismissed from the cases based on the first filed rule. The plaintiffs have appealed those dismissals.

◦
Federal court - non-Louisiana Plaintiffs: The court dismissed the claims against CBII based on a lack of personal jurisdiction. The court has dismissed the other two Chiquita defendants in the non-Louisiana cases based on the logic in the Fifth Circuit decision in the Louisiana cases. An appeal has been filed.

◦	State court: The state court case (30 plaintiffs) was dismissed based on forum non conveniens or the first-filed rule. The Delaware Supreme Court affirmed that dismissal.

•
Philippines: In 1998, Chiquita settled 381 claims in the Philippines. Some of the plaintiffs have attempted to overturn that settlement. After over a decade of interlocutory appeals, defendants have not had to present any defenses.

•
Costa Rica: In May 2012, approximately 582 Costa Rican plaintiffs whose claims were dismissed on grounds of forum nonconveniens in the Superior Court of California, Los Angeles County, refiled their claims in Costa Rica.

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
For more than 20 years, a number of claims have been filed against the company on behalf of merchant seamen or their personal representatives alleging injury or illness from exposure to asbestos while employed as seamen on company-owned ships at various times from the mid-1940s until the mid-1970s. The claims are based on allegations of negligence and unseaworthiness. In these cases, the company is typically one of many defendants, including manufacturers and suppliers of products containing asbestos, as well as other ship owners. Nine of these cases are pending in state courts in various stages of activity. Over the past seventeen years, 27 state court cases have been settled and 49 state court cases have been resolved without any payment. In addition to the state court cases, there are federal court cases (known as the "MARDOC" cases), which are managed under the supervision of the U.S. District Court for the Eastern District of Pennsylvania. A total of approximately 5,070 MARDOC cases have been brought against the company, approximately 5,000 have been dismissed; 46 of these cases had earlier been re-activated against the company, of which 35 cases were dismissed without any settlement payment. The Eastern District of Pennsylvania has remanded 1,200 MARDOC cases (89 of which are against the company) for trial in the U.S. District Court for the Northern District of Ohio. The court's scheduling order deadlines have passed in connection with the company's remaining approximately 430 MARDOC cases, approximately 5% of which are expected to be dismissed without payment during 2015. While the complaints allege a cause for punitive damages, the United States Court of Appeals for the Sixth Circuit has held that seamen may not seek punitive damages in personal injury or wrongful death action as a matter of law. Although the company is developing information with which to evaluate these maritime asbestos claims, management does not believe, based on information currently available to it and advice of counsel, that these claims will, individually or in the aggregate, have a material adverse effect on the consolidated financial statements of the company.
A number of other legal actions are pending against the company. Based on information currently available to the company and on advice of counsel, management does not believe these other legal actions will, individually or in the aggregate, have a material adverse effect on the consolidated financial statements of the company.
Regardless of the outcomes, the company has paid, and will likely continue to incur, significant legal and other fees to defend itself in the proceedings described in Note 21 to the Consolidated Financial Statements included in Exhibit 13 under Colombia-Related Matters and the Italian Customs Matters, where unfavorable outcomes could be material to our results of operations or financial position.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES
As of March 18, 2015, we had 1 common shareholder of record. Our common stock was traded on the New York Stock Exchange until the completion of the Merger on January 6, 2015. Information concerning restrictions on our ability to declare and pay dividends on the common stock, the amount of common stock dividends declared, and price information for the common stock is contained in Notes 1, 12, 19 and 23, respectively, to the Consolidated Financial Statements included in Exhibit 13. This information is incorporated herein by reference.

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
The Consolidated Financial Statements of Chiquita Brands International, Inc., included in Exhibit 13 and including Quarterly Financial Data in Note 23 to the Consolidated Financial Statements, are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") is (a) accumulated and communicated to our management to allow timely decisions regarding required disclosure and (b) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As of December 31, 2014, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of that date.
Changes in internal control over financial reporting
We also maintain a system of internal accounting controls, which includes internal control over financial reporting, that is designed to provide reasonable assurance that our financial records can be relied upon for preparation of our consolidated financial statements in accordance with generally accepted accounting principles in the United States and that our assets are safeguarded against loss from unauthorized use or disposition. Based on an evaluation by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, during the quarter ended December 31, 2014, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's report on internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rule 13a-15(f). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework (1992). As a result of this assessment, our management has concluded that, as of December 31, 2014, our internal control over financial reporting was effective based on the criteria in Internal Control - Integrated Framework (1992). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Please see Management's Responsibility For Financial Reporting in Exhibit 13.

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following lists directors and executive officers of Chiquita both before and after January 6, 2015, the closing date of the Merger Agreement. In connection with the Merger as of January 6, 2015, the members of Chiquita's board of directors (the "Board") immediately prior to such time resigned as directors of Chiquita and new directors were elected to the Board. Information relating to our current directors and executive officers is as of March 18, 2015. Information relating to our former executive officers and directors is as of the date on which their service ended.
As our common stock is no longer publicly traded and we have one shareholder who controls the election, appointment and replacement of directors, our Board has determined that no audit, compensation or nominating committees are necessary.
Directors and Executive Officers of the Registrant following the Merger
Directors
Celso Barison (age 65) has been a director since January 2015. Since November 1999, Mr. Barison has served as Senior Financial Advisor for The Safra Group including Safra National Bank of New York, which provides private and commercial banking services through its headquarters in New York. Since December 2009, Mr. Barison has served as Chief Executive Officer of Cutrale North America, Inc., a holding company which, through its subsidiaries operates as a wholesaler of frozen orange juice. Mr. Barison is also President of Citrus Products, Inc., a subsidiary of of Cutrale Group which operates a distribution center for juice and juice products. Since March 2006 Mr. Barison has presided over General Avileasing, Inc., an equipment rental and aviation leasing company. Mr. Barison is a career banker with more than 40 years of experience. He brings substantial experience in the banking and financial industry to the Board, extensive experience in the fresh produce market and a broad understanding of executive and financial considerations of food-related businesses.
Carlos Bertaco Bomfim (age 49) has been a director since January 2015. Since August 2001 Mr. Bertaco has been Executive Vice President and Controller of Safra National Bank of New York which provides private and commercial banking services through its headquarters in New York. Mr. Bertaco brings to the Board more than 30 years of financial and banking experience and expertise in accounting, financial and regulatory reporting expertise and related functions that are important to our company. He holds licensure in Brazil equivalent to a certified public accountant. The Board has determined Mr. Bertaco qualifies as an audit committee financial expert.
Michael Rubinoff (age 52) has been a director since January 2015. Mr. Rubinoff has been a consultant to J. Safra Asset Management Corporation, which is affiliated with the Safra Group, a provider of financial advisory and investment services, since October 2013 and a director at Global Atlantic Financial Group Limited, an international financial services company, since April 2013. From April 2012 to September 2013, Mr. Rubinoff served as President of Safra Asset Management Corporation. From 2009 to January 2012, Mr. Rubinoff served in various senior level positions at Bank of America Merrill Lynch including Co-Head of the Global Corporate and Investment Bank and served as Chairman thereof in 2012. Prior to 2009, Mr. Rubinoff was a senior executive at Merrill Lynch, Pierce, Fenner and Smith Incorporated. Mr. Rubinoff brings to the Board prior leadership positions with finance and investment banking and knowledge of business strategy and global business operations.
Philip Warner (age 52) has been a director since January 2015. Mr. Warner has been the Chief Financial Officer of Burlingtown UK LTD since March 2011. Mr. Warner previously served as a senior tax adviser at RSM Tenon Limited (formerly RSM Bentley Jennison and now part of Baker Tilly UK Group LLP) from 2004 to February 2011. Mr. Warner is a UK Chartered Accountant and Chartered Tax Adviser and, while working in Luxembourg, qualified as a Luxembourg "réviseur d’entreprises." Mr. Warner has extensive international accounting, financial reporting and analysis expertise. His prior experience as a senior tax adviser provides guidance in executing and implementing the key business strategies of a global company.
Executive Officers
Brian W. Kocher (age 45) has been our Interim President and Chief Executive Officer since January 2015. From September 2013 to January 2015 he served as our Executive Vice President and Chief Operating Officer. From April 2013 to September 2013 he served as our Senior Vice President and Chief Operating Officer. Prior to that, from February 2012 to April 2013, Mr. Kocher served as our Chief Financial Officer. He served as our President, Europe and Middle East from January 2011 to February 2012 and as our President, North America from October 2007 to December 2010. He has served us in various executive finance positions since 2005.

Andrew Biles (age 62) has been our Chief Executive Officer - Chiquita Bananas and Pineapples since January 2015. Prior to joining Chiquita, Mr. Biles served as Chief Executive Officer of Gerber Emig Group Ltd from 1998 to January 2014, as Chairman of Frigo-Pak Gida Maddeleri San. ve Tic. A.S. from 1998 to September 2012 and as Chief Operating Officer of the Dole Food Company's European operations from 1992 to 1998. He also served as President of the European Fruit Juice Association from 2004 to January 2015, and as a director of Hanover Acceptances Ltd., an international private investment group from 1999 to 2013.
Kenneth Diveley (age 65) has been our Chief Executive Officer - Fresh Express and Chiquita Fruit Solutions since February 2015. Since 2006, Mr. Diveley has led Diveley Services, a consulting company he founded specializing in supply chain solutions for food and beverage companies. Previous to his consulting experience, Mr. Diveley served in various senior leadership roles with PepsiCo International and Tropicana.
Darcilo Santos (age 46) has been our Chief Financial Officer since January 2015. Prior to joining Chiquita, from May 2013 to January 2015, Mr. Santos worked at Safra Bank in São Paolo Brazil, where he held several positions including Risk and Finance Executive, Managing Director and Chief Data Officer. Prior to his work at Safra Bank, from September 2000 to April 2013 Mr. Santos worked at Banco Itaú BBA, where he held senior positions in the areas of Risk Management, MIS and Planning and Credit Portfolio Management. Mr. Santos has over 25 years of experience working in the financial and banking industries.
Directors and Executive Officer of the Registrant prior to the Closing of the Merger Agreement
For each of the following, service as a Board member of Chiquita ended following the close of the Merger Agreement. Information provided is as of the closing date of the Merger. All directors listed were independent under New York Stock Exchange rules other than Mr. Lonergan.
Kerrii B. Anderson (age 57) served as a member of the Board of Directors from 2009 to January 2015 and as Chairwoman from October 2012 to January 2015. Ms. Anderson has been a private investor since September 2008. She was employed as Chief Executive Officer and President of Wendy's International, Inc. (Wendy's), a quick service hamburger company, from November 2006 to September 2008, when it merged with Triarc Companies, Inc. to form Wendy's/Arby's Group Inc. From April to November 2006 she served as Wendy's interim Chief Executive Officer and President, and from 2000 to April 2006, she served as its Executive Vice President and Chief Financial Officer. Prior to that, she had more than 20 years of experience in accounting and as controller and chief financial officer of other companies. She is a Certified Public Accountant. Ms. Anderson is currently a director of Laboratory Corporation of America Holdings and Worthington Industries, Inc. Ms. Anderson was formerly a director of P.F. Chang's China Bistro Inc. until April 2012 when it was purchased by a private equity fund. During her tenure, Ms. Anderson brought to the Board broad understanding of executive and financial considerations in a food-related business. Her extensive accounting and financial reporting and analysis expertise and prior experience as a chief executive officer and chief financial officer of a public company, in addition to other public company board service, made Ms. Anderson particularly well-suited to serve as a director and as our Chairwoman of the Board. During 2014, Ms. Anderson served as Chair of the Nominating & Governance Committee and member of the Audit Committee.
Edward F. Lonergan (age 55) served as Director, President and Chief Executive Officer from October 2012 to January 2015. Prior to joining Chiquita, from February 2006 to October 2011, Mr. Lonergan was President, Chief Executive Officer and Executive Director of Diversey, Inc., a global provider of sustainable cleaning, sanitation and hygiene solutions. Prior to joining Diversey, from May 2002 to December 2005, Mr. Lonergan served as President of the European region for The Gillette Company, a consumer products company. Prior to joining Gillette, Mr. Lonergan spent more than 20 years at The Procter & Gamble Company, a manufacturer and distributor of consumer products, in various capacities including a variety of leadership positions both domestically and internationally including general management roles in customer business development and in emerging markets. During his tenure, Mr. Lonergan brought to the company more than 30 years of international leadership experience across many industries.
Howard W. Barker (age 67) served as a member of the Board of Directors from September 2007 to January 2015. Mr. Barker was employed by KPMG LLP, a global accounting firm, from 1972, including serving as a partner of KPMG LLP from 1982, until he retired in 2002. He is a member of the American Institute of Certified Public Accountants and the Florida Institute of Public Accountants. Mr. Barker is currently a director of priceline.com Incorporated and formerly served as a director of Medco Health Solutions, Inc. until April 2012 when it was sold. During his tenure, Mr. Barker brought to the Board an extensive financial background, and financial reporting expertise, including his service as an audit partner at a multinational professional service and accounting firm. During 2014, Mr. Barker served as Chair of the Audit Committee, designated as the audit committee financial expert, and as a member of the Nominating & Governance Committee.

Clare M. Hasler-Lewis (age 57) served as a member of the Board of Directors from October 2005 to January 2015. Dr. Hasler-Lewis has been Executive Director of the Robert Mondavi Institute for Wine and Food Science at the University of California, Davis since February 2004. From 1997 to January 2004, she was assistant professor in the Department of Food Science and Human Nutrition at the University of Illinois at Urbana-Champaign. Dr. Hasler-Lewis holds a dual doctoral degree in environmental toxicology and human nutrition. During her tenure, Dr. Hasler-Lewis’s education and expertise in nutrition and environmental toxicology, combined with business management training, provided important insight in achieving our objectives in food safety and environmental responsibility. During 2014, Dr. Hasler-Lewis served as Chair of the Food Safety, Technology and Sustainability Committee and as a member of the Nominating & Governance Committee.

Craig E. Huss (age 63) served as a member of the Board of Directors from July 2013 to January 2015. Mr. Huss was employed for more than 35 years at Archer Daniels Midland Company ("ADM"), an agricultural processing company and manufacturer of value-added feed ingredients, in a variety of management positions until he retired in December 2013. From September 2011 to December 2013 he held the position of Chief Risk Officer and prior to that, from September 2007 to September 2011 he served as ADM's Senior Vice President Agricultural Services. Mr. Huss served on ADM's Strategic Planning Committee from August 2007 until December 2012 and served on its Executive Committee from February 2011 to August 2013. During his tenure and with his years of experience at a global agricultural processing company and broad international experience in senior operational management, Mr. Huss brought to the Board insights into the issues facing an international food company. During 2014, Mr. Huss served as a member of the Compensation & Organization Development Committee and the Food Safety, Technology and Sustainability Committee.

Jeffrey N. Simmons (age 47) served as a member of the Board of Directors from May 2011 to January 2015. Mr. Simmons has been Senior Vice President of Eli Lilly and Company since January 2010 and President, Elanco Animal Health, Lilly's animal health division, since January 2008. From 2006 to December 2007 he served as Elanco's executive director of U.S. operations and global research and development. Mr. Simmons joined Lilly in 1989 and has held a variety of other international executive and leadership roles in Elanco, including area director, Western Europe; and country director for Brazil. During his tenure Mr. Simmons offered valuable perspective and brought significant knowledge to the Board on the execution of business strategy, particularly in Europe and North America, and business growth through innovation. During 2014, Mr. Simmons served as Chair of the Compensation & Organization Development Committee and as a member of the Food Safety, Technology & Sustainability Committee.

Steven P. Stanbrook (age 56) served as a member of the Board of Directors from December 2002 to January 2015. Mr. Stanbrook has been Chief Operating Officer–International of S.C. Johnson & Son, Inc., a manufacturer of consumer products, since July 2010. Prior to that he was President, Developing Markets from 2006 to July 2010, President–Asia and Americas from 2002 until 2006 and President of S.C. Johnson's business in Europe, Africa and Near East from 1996 through 2002. Prior to joining S.C. Johnson in 1996, Mr. Stanbrook was President–International of CompuServe. Prior to that, he held various international management positions at Sara Lee Corporation, including serving as President and Chief Executive Officer of Sara Lee Bakery. Mr. Stanbrook was a director of Hewitt Associates, Inc. from 2003 until its merger with Aon Corp. in October 2010. During his tenure Mr. Stanbrook provided extensive experience in the consumer and packaged goods industries, with experience in different companies and a variety of roles, including at a senior executive level. During 2014, Mr. Stanbrook served as a member of the Compensation & Organization Development Committee and Nominating & Governance Committee.

Ronald V. Waters (age 62) served as a member of the Board of Directors from October 2012 to January 2015. Mr. Waters has been a private investor since May 2010. He was employed as President and Chief Executive Officer of LoJack Corporation, a global leader in finding and recovering a wide range of mobile assets including cars, construction equipment and motorcycles, from January 2009 to May 2010. From February 2007 to December 2008 he served as LoJack's Chief Operating Officer. Mr. Waters also served as a member of the Board of Directors of LoJack from February 2007 to May 2010. Prior to joining LoJack, from 2003 to 2006 Mr. Waters served as Chief Operating Officer of Wm. Wrigley Jr. Company, a global leader in confections. He also served as Wrigley's Chief Financial Officer from 1999 to 2003. From 1993 to 1999, Mr. Waters held various financial management positions with The Gillette Company, a consumer products company. From 1984 to 1993 he served as partner of KPMG LLP, a global accounting firm. Mr. Waters is currently a director of HNI Corporation, Fortune Brands Home and Security, Inc. and Paylocity Corporation. He formerly served as a director of Fortune Brands Inc. from 2008 to 2011, LoJack Corporation from 2007 to 2010 and Sabre Holdings from 2006 to 2007. During his tenure Mr. Waters brought to our board extensive experience in public company management in both operations and finance. During 2014, Mr. Waters served as a member of the Audit Committee and Compensation & Organization Development Committee.

In additon to Mr. Lonergan each of the following, served as an executive officer of Chiquita until shortly after the close of the Merger Agreement. Information provided is as of the closing date of the Merger.

Rick P. Frier (age 53) served as our Executive Vice President and Chief Financial Officer from September 2013 to January 2015. From April 2013 to September 2013 he served as our Senior Vice President and Chief Financial Officer. Prior to joining Chiquita, Mr. Frier served as Director, Executive Vice President and Chief Financial Officer of Catalina Marketing Corp., a global leader in precision marketing, specializing in the development, delivery and measurement of shopper-driven and marketing campaigns since 2005. Prior to that, from 2001 to 2005, Mr. Frier served as Director, Chief Financial Officer and Chief Operating Officer of Mattress Discounters Inc., a bedding retailer and manufacturer.
Kevin R. Holland (age 53) served as our Executive Vice President and Chief People Officer from September 2013 to January 2015. From October 2007 to September 2013 Mr. Holland served as our Senior Vice President and Chief People Officer and from 2005 to October 2007, he served as our Senior Vice President, Human Resources. Prior to joining Chiquita, he served as Chief People Officer of Coors Brewing Company, the primary U.S. operating subsidiary of Molson Coors Brewing Co., from 2003 to June 2005.
Manuel Rodriguez (age 65) served as our Executive Vice President, Government and International Affairs and Corporate Responsibility Officer from September 2013 to January 2015. From March 2005 to September 2013 he served as our Senior Vice President, Government and International Affairs and Corporate Responsibility Officer. He served Chiquita in various legal, government affairs and labor relations capacities since 1980.
James E. Thompson (age 54) served as our Executive Vice President, General Counsel and Secretary from September 2013 to January 2015. From July 2006 to September 2013 he served as our Senior Vice President, General Counsel and Secretary. Mr. Thompson served as Senior Vice President and Chief Compliance Officer from April to June 2006 and continued to serve as Chief Compliance Officer from July 2006 to March 2007; he also served as Acting Chief Compliance Officer from April 2010 to January 2011. Prior to joining Chiquita, he served as Group Vice President, General Counsel and Secretary at McLeodUSA, Inc., a telecommunications service provider.

Code of Conduct
We have a Code of Conduct that applies to all employees, including executive officers, as well as to directors to the extent relevant to their service as directors. The Code of Conduct is available on our website at www.chiquita.com by clicking on "Investor Relations," "Corporate Governance" and "Documents." You may request a copy of the Code of Conduct be mailed to you by making a written request to our corporate headquarters to the attention of the Secretary. Any amendments to, or waivers from, the Code of Conduct that apply to our principal executive and financial officers will be posted on our website. At the date of this annual report, no such waivers have been requested or granted.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 required our executive officers and directors and certain persons who own more than 10% of our equity securities to file forms with the SEC and the New York Stock Exchange to report their ownership and any changes in their ownership of our equity securities. Based on a review of copies of those forms and our records we believe that all Section 16(a) filing requirements were complied with during and for 2014.

ITEM 11.	EXECUTIVE COMPENSATION
The Board of Directors has furnished the following report for inclusion in this annual report.
Compensation Committee Report for 2014
During 2014 the following persons comprised the members of the Compensation & Organization Development Committee ("Compensation Committee") of Chiquita's Board of Directors: Jeffrey N. Simmons, Chairman; Craig E. Huss; Steven P. Stanbrook; and Ronald V. Waters III. The Committee was responsible for reviewing the performance and establishing the individual compensation of the company's executive officers for 2014, including those named in the Summary Compensation Table. The full Board of Directors assumed these responsibilities in January 2015.
The Board of Directors has reviewed and discussed the Compensation Discussion and Analysis presented below with the company's management. Based upon that review and those discussions, the Board recommends that the Compensation Discussion and Analysis be included in this annual report.

March 2, 2015	Celso Barison
Carlos Bertaco Bomfim
Michael Rubinoff
Philip Warner

COMPENSATION OF DIRECTORS
Annual Compensation of Non-Employee Directors. For Board service in 2014, non-employee directors received annual compensation comprised of a cash fee of $90,000, payable quarterly in arrears, and a number of shares of common stock having an aggregate fair market value of $98,000. Directors elected to receive their 2014 stock compensation in cash following the closing of the Merger. In addition, the Chairs of the Audit Committee, the Compensation Committee, and the Nominating & Governance Committee each received an annual fee of $20,000 in cash, and the Chair of the Food Safety, Technology and Sustainability Committee received an annual fee of $7,500 in cash. Fees for membership on any other non-standing committee(s) established from time to time were established in connection with the formation of any such committee.
Directors who were employees received no additional compensation for serving on the Board or its committees.
Directors Deferred Compensation Program (DDCP). Prior to the effective time of the Merger, directors could defer the receipt of all or any portion of their Board compensation (whether cash or shares) under the DDCP until (i) the date their service on the Board terminated (whether upon death, disability, retirement or otherwise) or (ii) the first anniversary of that date (other than upon death or disability). Stock compensation could be deferred only in stock units, each of which is equivalent to one share of our common stock. Cash compensation could be deferred in stock units or cash. Cash amounts deferred under this plan earned interest at the three-month London Inter-Bank Offer Rate (LIBOR), adjusted quarterly. During 2014, Ms. Anderson deferred 25% of her cash compensation in stock units under the DDCP. Under the DDCP, if dividends were paid, cash dividend equivalents were paid on the stock units in a director's account on the same payment date as dividend payments to all shareholders. The DDCP account amounts are unfunded and unsecured obligations of the Company and are subject to the same treatment and risks as other general obligations.
Stock Ownership Guidelines for Directors. In 2006, the Nominating & Governance Committee approved stock ownership guidelines for non-employee members of the Board of Directors. The guidelines provide that each director is expected, within five years after adoption of the guidelines or commencement of Board service, whichever is later, to hold shares of common stock with a value equal to five times the annual cash retainer for service on the Board of Directors, excluding committee chair and other committee fees. Progress toward the goal was expected to be approximately 20% per year and, if the guidelines were not met, subsequent director fees would be paid entirely in shares until the guidelines were met. Shares that count toward these guidelines include unvested restricted stock units (RSU's), exercisable stock options to the extent they are "in-the-money," stock units deferred in the DDCP, and any other shares held by the director. Until the guidelines were met, Board members were not permitted to sell any shares without Board approval (other than selling a portion of stock upon vesting of RSU's or shares received upon exercise of stock options to pay taxes or the options' exercise price).
In 2014, we provided the following annual compensation to our non-employee directors.
2014 Director Compensation

Name (a)	Fees Earned or Paid in Cash ($) (b)	2014 Stock Awards Paid in Cash (1)(2) ($) (c)	Total ($) (h)
Kerrii B. Anderson	163,500(3)	98,000	261,500
Howard W. Barker, Jr.	113,500(3)	98,000	211,500
Clare M. Hasler-Lewis	97,500	98,000	195,500
Craig E. Huss	90,000	98,000	188,000
Jeffrey N. Simmons	112,500(3)	98,000	210,500
Steven P. Stanbrook	90,000	98,000	188,000
Ronald V. Waters III	93,500(3)	98,000	191,500

(1)	Following the closing of the Merger the directors elected to receive $98,000 in cash in lieu of 2014 stock compensation.

(2)
At December 31, 2014, the aggregate numbers of restricted stock unit awards issued and outstanding as part of prior director compensation for each director were as follows. These awards were paid out in cash following the closing of the Merger:

Name	Restricted Stock Units (#)
Ms. Anderson	0
Mr. Barker	10,051
Dr. Hasler-Lewis	2,500
Mr. Huss	0
Mr. Simmons	0
Mr. Stanbrook	10,000
Mr. Waters	0
In accordance with the terms of the Merger Agreement, all RSU's vested at the Acceptance Time on January 5, 2015.

(3)	Includes director fees for service on a non-standing committee during 2014.

COMPENSATION OF EXECUTIVE OFFICERS
Compensation Discussion and Analysis
The following Compensation Discussion and Analysis (CD&A) should be read in conjunction with the compensation tables beginning on page 30. This CD&A details the decisions regarding our compensation programs and practices as they relate to our Named Executive Officers (NEOs). Our NEOs for 2014 were:

•	Edward F. Lonergan, President & Chief Executive Officer

•	Rick P. Frier, Executive Vice President & Chief Financial Officer

•	Brian W. Kocher, Executive Vice President & Chief Operating Officer

•	Kevin R. Holland, Executive Vice President & Chief People Officer

•	James E. Thompson, Executive Vice President, General Counsel and Secretary
Although the overall structure of our compensation programs during 2014 was consistent with recent years, the proposed business combination with Fyffes plc announced in March 2014, and ultimately the entry into the Merger Agreement in October 2014 and closing of the Merger in January 2015 impacted the compensation process throughout 2014. Based on the severance of all of our NEOs after the Merger other than Mr. Kocher, those officers received change in control severance payments consistent with existing agreements. Compensation programs for executive officers for 2015 have not been developed by the current Board of Directors. Unless specifically noted otherwise, references to the Compensation Committee or Board in this CD&A refer to the membership during 2014 and prior to the Merger.
At our 2014 Annual Meeting, our shareholders approved our say on pay proposal at 85% of votes cast.
Overview of Executive Compensation Program Objectives
In 2014, our compensation programs were designed to help us recruit, retain and motivate executive talent to successfully manage our business, and to align compensation with financial performance. The key elements of our compensation program for executive officers were intended to:

•	encourage and reward current business outcomes through base salaries and performance-based annual incentives;

•	reward sustained performance at specified levels and encourage retention through annual RSU awards under the company's Stock Plan;

•	reward achievement of our longer-term business goals through performance-based three-year LTIP awards; and

•	foster alignment of executive management with the interests of shareholders through equity incentive awards and stock ownership, in accordance with stock ownership guidelines.
Executive Compensation Philosophy
The Compensation Committee had a formal Compensation Philosophy for executive officers that it reviewed periodically. The Committee's philosophy was to develop short- and long-term incentive programs that rewarded financial performance and value creation for our shareholders. Each element of the executive compensation structure targeted total direct compensation within a competitive range to the median of the market data. Long-term compensation award opportunities for an executive officer were based upon consistent performance as well as an assessment of the officer's potential for future contributions. The balance of short- and long-term incentive compensation and cash and equity incentive compensation varied depending on the level of an individual's responsibilities, with an increased weighting on longer-term and equity incentives for more senior executives.
To that end, the Committee set the 2014 long-term incentive target for executive officers at approximately 50% of total direct compensation. This was intended to focus management's attention on achieving appropriate long-term initiatives that increase shareholder value. In addition, short-term (annual) incentive compensation for 2014 was approximately 20% of the total direct compensation of the executive officers, with annual salary making up the remainder. Mr. Longeran's long-term incentives (62% of total direct compensation on a two contract-year basis) were established in his 2012 inducement option grant, which vested over the initial two year term of his employment agreement.
The Committee also placed more emphasis on variable pay as a percentage of total direct compensation. Variable pay constituted approximately 61% of Mr. Lonergan's total direct compensation on a two contract-year basis and approximately 55% of the other NEOs' total direct compensation for 2014.
Compensation Risk Assessment
The Committee reviewed and discussed the structure of our 2014 compensation programs to assess whether any aspect of the programs could potentially be expected to provide an incentive to our executive officers or other employees to take unnecessary or inappropriate risks that could threaten our operating results, financial condition or affect long-term shareholder value. Based on its annual review, the Committee believed our compensation programs represented an appropriate balance of short- and long-term compensation and did not encourage executive officers or other employees to take unnecessary or excessive risks that were reasonably likely to have a material adverse effect on the company. The Committee's review also considered our internal controls, policies and risk-mitigating components in our incentive arrangements currently in place, including our recoupment policy that required recovery of annual or long-term incentive compensation if a material revision to the financial results or metrics upon which the awards were based due to malfeasance.
Use of Peer Groups
In making compensation recommendations and decisions for all of the executive officers, including the Named Executive Officers, the independent members of the Board (in the case of the CEO) and the Compensation Committee (for all other executive officers) reviewed individual executive officer job profiles and compensation in comparison to: (1) publicly available information in proxy statements, (2) summarized data reported in purchased survey reports, and (3) data from our Peer Group, described below.
The Committee annually reviewed our Peer Group of companies used for executive officer compensation benchmarking. In selecting peer companies, the Committee believed that the following principles were appropriate:

•	Objectively selected - Companies were selected based on pre-determined criteria to ensure objectivity in the process.

•
Representative sample - A sufficient number of companies were included such that adequate data are provided with which to reach valid conclusions, but that the sample size should not be so large that it becomes unmanageable.

•
Regular review - Because markets are dynamic and the structure and ownership of companies change, the peer group was revisited annually; however, frequent, major adjustments in the composition of the peer group were avoided unless required due to corporate transactions or other events that impacted peer companies, or dramatic shifts in the company's business or strategy.

•
Relevance - Selected peers were reasonably related in terms of industry and global scope, as well as companies with which the company competes for executive talent, customers or investors. Primary emphasis was placed on the food and beverage industry, and secondarily household products companies.

•
Comparability - The following metrics should be considered: revenue, net income, market capitalization, assets, number of employees and total shareholder return. Ideally, we should rank near the median of the peer group on each of these metrics, with the primary weighting on revenue since, due to the nature of our business and operations, our relative ranking was less volatile than in other metrics.

•
Methodology - The initial screen included companies in our Standard Industrial Classification (SIC) code that were between 50% and 200% of the company on each of the metrics independently (with the range expanded as necessary to ensure appropriate industry representation); the Peer Group then was constructed from this universe based on the best fit (industry, financial and global scope).

The table below identifies our 2014 Peer Group.

Brown-Forman Corporation	Energizer Holdings, Inc.	McCormick & Company, Incorporated
Church & Dwight Co. Inc.	Flowers Foods, Inc.	Mead Johnson Nutrition Company
The Clorox Company	Fresh Del Monte Produce, Inc.	Molson Coors Brewing Company
Coca-Cola Bottling Co. Consolidated	Keurig Green Mountain, Inc.	The J. M. Smucker Company
Constellation Brands, Inc.	The Hershey Company	Sanderson Farms, Inc.
Cott Corporation	The Hillshire Brands Company	Snyder's-Lance, Inc.
Dr. Pepper Snapple Group, Inc.	Ingredion Incorporated	Treehouse Foods, Inc.
In addition to the use of Peer Group data, to the extent available, the Committee placed significant emphasis on data that it reviewed, analyzed and aggregated from purchased surveys by major consulting firms such as Towers Watson, Mercer and AonHewitt. When available, the Committee utilized data from these surveys that are limited in scope, such as only those companies with comparable revenue and/or industry, so that they most accurately reflected the scope of responsibility for each respective executive officer.
Elements of Executive Compensation
The principal elements of our executive officer compensation program are base salary, annual incentive awards, annual grants of RSU's, LTIP awards, and other compensation consisting of qualified and nonqualified deferred compensation plans and limited perquisites. Each element is described briefly below and additional details are included in the tables beginning on page 30.
Base Salary
The Committee viewed base salary as the foundation for our executive compensation programs. Base salaries are intended to ensure that our compensation practices are competitive within our industry and across the general marketplace. To help assess the annual salary of our executive officers, the Committee reviewed salary data collected from our peer group and published market surveys. The Committee believed that the target salary for each of our executive positions should generally be at the median base salary of similar positions in the marketplace. The Committee also believed that salaries for executives with significant experience and strong past performance may, but should not generally, exceed the 75th percentile of the comparable position within the market data. The Committee recommended to the Board of Directors the base salary for the Chief Executive Officer and established the base salary for the other NEOs. Based on its consideration as well as recommendations from the Chief Executive Officer, the Committee used its judgment to determine the appropriate base salary for each executive officer.
In February 2014, the base salaries of Messrs. Frier (3.1%), Kocher (4%), Holland (3.3%) and Thompson (2.1%) were increased in a manner consistent with the principles and process described above. The salaries paid to the Named Executive Officers in 2014 are shown in column (c) of the Summary Compensation Table on page 30.
Annual Management Incentive Program (MIP) Awards
Manager-level employees and above (approximately 310 individuals in 2014) were eligible to participate in the MIP. MIP awards were paid in cash. The MIP payment to an executive officer was equal to his or her incentive opportunity target, multiplied by a company achievement factor, which could range from 0% to 150%, multiplied by an individual performance factor, which could range from 0% to 150%, subject to reduction at the discretion of the Compensation Committee. The maximum MIP payout for any executive was capped at 200% of his or her target award. Non-executive officer participants in the MIP also were subject to business unit goals.
1. MIP Award Methodology. Based on our business plan, the Committee approved the financial performance goals to be used to determine the company achievement factor for the coming year. The company achievement factor applied to all MIP-eligible employees and was expressed in terms of minimum (threshold), target and maximum performance as follows, with achievement between the levels determined by interpolation:

Performance Goals	Company Achievement Factor
Threshold	At or below threshold, 0% achievement factor
Target	At target, 100% achievement factor
Maximum	At or above maximum, 150% achievement factor

The individual performance factor for all executive officers was capped at 150%. The Committee (and in the case of the CEO, the independent members of the Board) could exercise its negative discretion to reduce this individual performance factor based on the individual's actual performance during the year against personal objectives and objectives applicable to his or her business or functional unit which were established at the beginning of the year. Due to the Merger, only the company achievement factor was applied for the 2014 MIP.
The Committee approved a cash incentive opportunity target for each executive officer, which was expressed as a percentage of the executive's base salary. The annual incentive target percentage was determined principally according to published survey and Peer Group market data, as well as the scope of responsibilities of the executive officer's position and his or her potential impact on financial results. Typically, those with greater responsibilities or with greater potential to impact financial results received higher MIP targets. The percentage assigned to any given position tended to remain constant from year to year. For 2014, the target percentages were 100% for Mr. Lonergan, 75% for Mr. Kocher, 70% for Mr. Frier, 65% for Mr. Holland, and 60% for Mr. Thompson. The incentive opportunity targets for other MIP-eligible employees ranged from 10% to 50% of their base salaries.
In determining the performance goals for 2014, the Committee considered the volatile nature of the industry in which we operate, as well as our performance and the incentive payment percentages achieved in recent years (150% for 2009, 0% for each of 2010, 2011 and 2012 and 77% for 2013). The Committee noted that the incentive payment percentage based on our financial achievement had been highly volatile, which could have had a negative effect on our ability to attract and retain talented employees in the future.
The performance measures for the 2014 MIP were (1) earnings before interest, taxes, depreciation and amortization (EBITDA), with a relative weighting of 70%; and (2) Total Revenue, with a relative weighting of 30%. The company was required to meet threshold level of performance on EBITDA before any payments were made based on revenue. These changes were intended to more closely align executive compensation with financial performance and commitments being made to our shareholders.
The 2014 MIP payment for the Named Executive Officers was structured to equal the individual's target incentive opportunity, multiplied by the company's weighted achievement factors, rounded up to the nearest hundred dollars.
When the Committee established the terms of the MIP for 2014, it also determined that certain factors affecting our financial performance might be outside of management's control and not be directly reflective of current operational performance, and, therefore, management should not be unduly rewarded or penalized for the impact of these factors. Accordingly, the Committee provided for the exclusion of certain factors affecting revenue and EBITDA, such as certain gains or losses on asset sales and the impact of certain currency exchange rates to the extent they exceed specified parameters; certain weather-related impacts; certain effects of impairment charges; the impact of unbudgeted governmental investigations or proceedings, including fees and penalties to the extent they arose under prior management; certain items classified in our consolidated financial statements as items of "Other Income and Expense"; the impact of new accounting standards; losses on debt extinguishment; and other unpredictable and uncontrollable events. The Committee retained the discretion to reduce payments to executive officers under the MIP if the Committee determined that the effect of the adjustments described above did not appropriately reflect management's performance.
2. Calculation of 2014 MIP Awards. Annual incentive payments are determined as soon as practicable after the end of each year. For 2014, the performance objectives were set at the levels shown in the table below. Consistent with the MIP methodology described above, the Board made certain adjustments to EBITDA for purposes of determining the company achievement factor. For 2014, unadjusted and adjusted EBITDA and total revenue was achieved at the levels shown in the table below.

($ in millions)	Performance Objectives	Performance Achievement
		Unadjusted	Adjusted
EBITDA
Threshold	$125.25
Target	144.0	$88.1	$136.0
Maximum	174.0
Total Revenue
Threshold	$2,916.6
Target	3,197.0	$3,090.0	$3,090.0
Maximum	3,362.4

The MIP methodology described above led to the final MIP Award, shown below for each of the Named Executive Officers.

Executive Officer	Target Award Opportunity	Company Achievement Factor	Final MIP Award
Edward Lonergan	$900,000	78.1%	$703,300
Rick P. Frier	$353,500	78.1%	$276,300
Brian W. Kocher	$390,000	78.1%	$304,800
Kevin R. Holland	$308,750	78.1%	$241,300
James E. Thompson	$288,000	78.1%	$225,100

Equity-Based Compensation
We provided equity compensation to our executive officers and, from time to time, to other key employees through awards under the Stock Plan. In 2014, these awards took the form of grants of RSU's and an LTIP opportunity.
Each executive officer's total target equity compensation opportunity was based upon comparisons to published market surveys and Peer Group data at the 50th percentile level, adjusted to take into consideration the individual's responsibilities as well as the Committee's assessment of his or her performance and potential to contribute to our long-term success.
For those executives who were eligible to participate in the LTIP, which included each of the Named Executive Officers, the target equity compensation was divided between a time-vested RSU grant and a performance-vested LTIP opportunity. In order to place more emphasis on long-term performance, beginning in 2013, 70% of target equity compensation typically was allocated to the performance-vested LTIP and the remaining 30% was allocated to the time-vested RSU's.

The following sections describe the components and reasoning for our equity-based compensation:
1. Annual RSU Grants. When granting RSU's to executive officers, the Committee determined a dollar value to be awarded to each recipient based on competitive market data, CEO recommendations (for NEOs other than the CEO), the performance of the executive and an assessment of the executive's potential. The dollar values then were then converted into RSU's based on the fair market value of the common stock on the grant date. These awards were designed to vest in four equal annual installments beginning on the first anniversary of the grant date. The Board and the Committee believed that RSU awards provide a valuable retention tool for key executives when our performance had been adversely affected by circumstances beyond their control.
The 2014 grants to the NEOs were made effective in March 2014 and are reflected in column (i) of the Grants of Plan-Based Awards Table on page 33. All outstanding restricted stock awards vested on January 5, 2015, the Acceptance Time under the Merger Agreement.
2. LTIP Awards and Methodology. Eligibility to participate in the LTIP was limited to executive officers (including the NEOs) and other senior executives, if determined by the Committee, who had the most influence on the development and execution of our strategy, as well as on our results.
Each LTIP award was granted for a three-year performance cycle. A new three-year cycle was established effective January 1 of each year so that, at any time, three overlapping performance cycles exist. The goal or goals for each cycle were set within the first 90 days of the cycle in compliance with tax rules. The weighting and type of goals for each period are set forth below.

2012-2014	2013-2015 and 2014-2016
40% cumulative EPS	50% FCF
40% free cash flow (FCF)	50% RTSR
20% relative total shareholder return (RTSR)
These factors were selected, respectively, to tie performance to our historical strategic plan to achieve profitable growth and to align most directly the interests of executives and shareholders. Achievement results were measured solely by the full three-year performance.
Individual target award opportunities for the open performance cycles were established in the same manner as those for previous performance cycles relative to the median of the published market survey and Peer Group data for target total equity compensation with the resulting equity awards adjusted up or down based on the Committee's assessment of each participant's individual performance and potential.

For the 2014-2016 cycle, the Committee preserved the 2013-2015 cycle plan design: FCF weighting at 50%, with a three-year cumulative FCF target of $129 million; and RTSR weighting of 50%. The RTSR performance objectives at the threshold, target and maximum levels were the 25th, 50th and 75th percentile, respectively, with amounts interpolated for performance between these levels.
Consistent with the MIP, when the Committee established the terms of each performance cycle, it determined that certain factors affecting our financial performance might be outside of management's control and not be directly reflective of operational performance, and that management should not be unduly rewarded or penalized for these factors. Accordingly, the Committee provided for the exclusion of the same factors as those described above under "MIP Award Methodology," as well as the exclusion of shares issued upon conversion of our 4.25% Convertible Senior Notes due 2016 and the effects of any share purchases. The Committee also retained negative discretion to reduce awards consistent with the terms of the LTIP if the Committee determined that the results did not adequately reflect management performance. When establishing cumulative FCF goals, the Committee reviewed our most recent performance and then-current business plan.
For each LTIP participant for the 2014-2016 performance cycle, the target LTIP award opportunity is a number of shares calculated by dividing the target amount, denominated in dollars, by the average fair market value of a share of common stock over the last 20 trading days immediately preceding the beginning of the LTIP performance period. This approach was recommended by the Committee's independent compensation consultant to minimize the potential volatility inherent in using only a year-end stock price and, since the award is payable in shares, the ultimate value realized by executives would reflect changes in stock price during the three-year performance cycle. The 20-day average price in December 2013 was $11.22. The threshold, target and maximum opportunities for the 2014-2016 performance cycle for the NEOs are reported in columns (f), (g) and (h) of the Grants of Plan-Based Awards Table.
3. Status of Prior LTIP Performance Cycles. For the 2012-2014 performance cycle, the threshold (minimum), target and maximum performance objectives for cumulative EPS were set in early 2012 at $2.85, $3.72 and $4.87, respectively, and FCF at $146 million, $197 million and $281 million, respectively. Consistent with the methodology described above, the Committee included certain adjustments for purposes of determining our achievement factor. For the 2012-2014 performance cycle, cumulative EPS equaled less than $0, FCF equaled $25.5 million both of which resulted in an achievement factor of 0%. The portion of the LTIP based on RTSR was earned at 25% of target.
All Other Compensation.
Deferred Compensation Plans. As a result of our financial performance in 2012, management suspended the full matching contribution in the Capital Accumulation Plan (CAP). However, the company continued to make matching contributions in the qualified 401(k) Plan available to substantially all non-union U.S. employees, including the NEOs, of up to 6% of eligible compensation, subject to annual legal maximums. We did not have any defined benefit or supplemental retirement plans.
Further information on the contributions and terms of the CAP is included under "Deferred Compensation" beginning on page 37.
Perquisites and Other Personal Benefits. The Named Executive Officers were entitled to participate in benefit programs generally made available to all employees, such as medical, dental and life insurance coverage. Otherwise, we provided very limited perquisites to our executive officers, including the Named Executive Officers.
For 2014, our standard perquisites included eligibility for an executive health program; financial and tax planning services of up to $10,000 annually; and reimbursement of taxes for payments made related to relocation costs.
For 2014, the incremental costs of personal benefits for the Named Executive Officers are included in column (i) of the Summary Compensation Table along with other reportable amounts. We calculated the value of the above personal benefits on a dollar cost basis per person.
Employment and Severance Agreements
We entered into change-in-control severance agreements with each of the NEOs other than Mr. Lonergan. Mr. Lonergan's employment agreement covered change-in-control and termination of employment scenarios. The Committee established these arrangements to provide for an orderly succession and stability in the executive ranks during times of potential uncertainty, as well as to help secure covenants for non-competition and non-solicitation. Please see "Employment Agreements and Other Arrangements" beginning on page 37 for a description of these agreements and the reasons the components of compensation were provided.
Timing of Equity Awards and Equity Guidelines
We did not time our public release of material information for the purpose of affecting the value of executive compensation. Our Equity Guidelines included formal practices for pricing LTIP awards and grants of RSU's. Annual grants of RSU's for all eligible employees were approved during, or pre-approved with an effective grant date during, a trading "window period," which we defined as a period beginning on the third business day following release of our financial results for the prior fiscal quarter and ending 15 days before the end of the current quarter.
Stock Ownership Guidelines for Executive Officers
The Committee established a stock ownership guideline for the CEO in 2004 that requires ownership of five times the annual base salary in Chiquita common stock. Ownership guidelines were established for other executive officers, and the guideline for the CEO was reaffirmed, in March 2006. Each executive officer other than the CEO was required to own three times his or her annual salary in Chiquita common stock within five years from the date of hire (or, if applicable, promotion) before any shares may be sold. Progress toward the goal was expected to be approximately 20% per year, and was reviewed annually. If a person's guideline amount was not met by the end of five years, 50% of the person's future awards under the MIP would have been made in shares until such time as the guideline is met. In addition, until the full guideline was satisfied, a person subject to the guideline could not, without Board approval, sell stock, including shares received upon the vesting of RSU's or the exercise of stock options, other than to pay (1) the exercise price of options or (2) withholding and any additional taxes resulting from the vesting or exercise of the awards. Shares held in our 401(k) Plan and Employee Stock Purchase Plan; unvested RSU's; the value of exercisable "in-the-money" employee stock options (fair market value less exercise price); and any other shares of common stock beneficially owned by the participant counted toward the ownership guidelines.
Since they are performance-based, LTIP shares and PRSU's were not counted towards meeting the ownership guideline until the awards vested and the shares were issued. For purposes of measuring compliance with these guidelines, the value of the shares owned (as defined above) was the greater of the acquisition price or the closing price on the last trading day of the year prior to the measurement date.
As of December 31, 2014, Messrs. Lonergan, Holland, Kocher and Thompson had met their respective stock ownership guidelines, and Mr. Frier had met his expected progress toward the goals.
Limitations on Stock Transactions
In addition to our Stock Ownership Guidelines for Directors and Executive Officers, our Insider Trading Policy prohibited directors, and all employees from entering into short-term or other speculative transactions involving Chiquita securities such as short sales, buying or selling options, hedging transactions or frequent trading. The policy also required consultation with our legal department before using Chiquita securities in a margin account or pledging them as collateral for a loan. No officers or directors had Chiquita securities margined or pledged.
Tax Considerations
Section 162(m) of the Internal Revenue Code prohibits us from taking an income tax deduction for any compensation in excess of $1 million per year paid to our chief executive officer or any of our other four most-highly compensated executive officers, unless the compensation qualifies as "performance-based" pay under a plan approved by shareholders. To the extent practicable, the Committee granted performance-based compensation intended to be deductible. However, the Committee authorized compensation that was not deductible when it believed this was in our best interests.

Compensation Tables
The table below summarizes, for the years indicated, the compensation of our principal executive officer, principal financial officer and the other executive officers required to be included under SEC rules (collectively referred to as the Named Executive Officers).
Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary(1) ($) (c)	Bonus ($) (d)	Stock Awards(2) ($) (e)	Option Awards ($) (f)	Non- Equity Incentive Plan Compensa-tion (g)	All Other Compen- sation(3) ($) (i)	Total ($) (j)
Edward F. Lonergan(4) President and Chief Executive Officer	20142013 2012	909,232 900,001 173,077	-0- -0- 209,589	3,600,003 -0- 1,774,579	-0- -0- 3,859,366	703,300 693,810 -0-	426,211 23,786 145,835	5,638,746 1,617,597 6,162,446
Rick P. Frier(4) (5) Executive Vice President and Chief Financial Officer	20142013	502,116 310,962	-0- -0-	1,015,954 906,716	-0- -0- -0-	276,300 176,280	155,542 497,733	1,949,912 1,891,691
Brian W. Kocher Executive Vice President and Chief Operating Officer	20142013 2012	516,154 500,001 498,078	-0- -0- -0-	1,128,842 1,410,086 1,258,291	-0- -0- -0-	304,800 269,820 -0-	25,600 63,532 222,639	1,975,396 2,243,439 1,979,008
Kevin R. Holland(4) Executive Vice President and Chief People Officer	20142013 2012	472,116 460,001 457,116	-0- -0- -0-	846,626 1,208,592 1,064,971	-0- -0- -0-	241,300 230,500 -0-	25,230 103,460 251,636	1,585,272 2,002,553 1,774,069
James E. Thompson(4) Executive Vice President, General Counsel and Secretary	20142013 2012	478,077 470,002 464,231	-0- 125,000 125,000	846,626 1,208,592 1,014,970	-0- -0- -0-	225,100 217,400 -0-	15,600 15,300 94,047	1,565,403 2,036,294 1,698,248

(1)	Includes amounts deferred under our Capital Accumulation Plan. See "Deferred Compensation."

(2)	In accordance with SEC regulations for the Summary Compensation Table, the "Stock Awards" column for 2014 includes:

(i)	the aggregate grant date fair market value of time-vested restricted stock unit awards during each year, disregarding the risk of forfeiture;

(ii)
the aggregate grant date fair market value of Performance Restricted Stock Unit Awards (PRSU's) granted to Mr. Lonergan pursuant to an amendment to his employment agreement. In accordance with the terms of the Merger Agreement, the PRSU's vested on January 5, 2015, the "Acceptance Time" pursuant to the terms of the Merger Agreement; and

(iii)
the aggregate grant date fair value of target 2014-2016 LTIP awards, based on the grant-date expectation of the number of performance shares that ultimately will be issued for each award. LTIP performance shares were to be earned based as to 50% on our achievement of cumulative free cash flow target over a three-year performance period and as to 50% on total shareholder return relative to a our peer group over the same period. In accordance the terms of the Merger Agreement the 2014-2016 LTIP awards were paid out at the target level of performance at the Acceptance Time based on the target number of performance shares times the Offer Price of $14.50 per share. The aggregate grant date fair value is consistent with our grant date estimate of aggregate compensation expense expected to be recognized for the Named Executive Officers over the three-year performance period, excluding the effect of forfeitures. In accordance with the plan design established at the beginning of the performance period (and except for the issuance of the shares pursuant to the Merger Agreement) the number of shares ultimately issued under the LTIP award would not have been determined until the end of the performance period and could have ranged from 0-200% of the original expectation depending on our performance during the period and were expected to be settled partially in cash. See further discussion about the terms of the 2014-2016 LTIP awards in "Compensation Discussion and Analysis" above.
The amounts included in the Stock Awards column and in this footnote are not the same as the expense we record in our Consolidated Income Statements in accordance with FASB ASC Topic 718, where expense is generally recorded over the vesting or performance period and varies based on updated expectations of the number of shares that will ultimately be issued, our stock performance relative to our peer group, as well as the value of those shares on the reporting date. For further discussion of our accounting policies for stock-based compensation and assumptions used in calculating the grant date fair value of stock-based compensation awards, see Notes 2 and 18 to the Consolidated Financial Statements in our 2014 Annual Report.
If maximum performance goals were met, the value of the LTIP awards included in the table for each year above based on the grant date fair value would be:

Maximum LTIP Value at Grant Date
	2012-2014	2013-2015	2014-2016
Mr. Lonergan	*	*	*
Mr. Frier	**	$1,386,699	$1,254,385
Mr. Kocher	$1,249,160	1,200,842	1,393,761
Mr. Holland	1,022,049	948,033	1,045,321
Mr. Thompson	1,022,049	948,033	1,045,321

*	Under his employment arrangement Mr. Lonergan did not participate in the LTIP.

**	Mr. Frier was not a Named Executive Officer in 2012; therefore, no information is presented for this performance cycle.
Due to changes in the LTIP performance measures, the calculations of grant date fair value are not comparable for all periods.

(3)	The following table describes each component of the All Other Compensation column in the Summary Compensation Table:

All Other Compensation - 2014

Name	Employer Contributions to Chiquita 401(k) $	Reimbursement of Taxes (a) $	Other Perquisites (b) $	Relocation Benefits (c) $	Total All Other Compensation $
Edward F. Lonergan	15,600	182,742	27,869	200,000	426,211
Rick P. Frier	15,600	129,942	10,000	--	155,542
Brian W. Kocher	15,600	--	10,000	--	25,600
Kevin R. Holland	15,600	--	9,630	--	25,230
James E. Thompson	15,600	--	--	--	15,600
(a) Represents reimbursement of taxes resulting from payments by us related to relocation benefits.
(b) For Messrs. Frier, Kocher and Holland, reflects financial and tax planning services. For Mr. Lonergan represents $10,000 in financial and tax planning services and $17,869 paid in legal fees in connection with the renewal of his employment agreement. We calculate the value of personal benefits on a dollar cost basis per person.
(c) For Mr. Lonergan reflects $200,000 for marketing and customary closing costs incurred in connection with the sale of his home.

(4)
Mr. Lonergan's employment was terminated on January 6, 2015; each Messrs. Frier and Holland's employment was terminated on January 9, 2015; and Mr. Thompson's employment was terminated on January 16, 2015.

(5) Mr. Frier was not a Named Executive Officer in 2012; therefore no information is presented for this year.

The following table provides information on each cash or equity award and award opportunity granted to the Named Executive Officers during 2014. In accordance with the terms of the Merger each outstanding restricted stock unit award and each equity incentive plan award vested on January 5, 2015, the Acceptance Time; cash for each award, in lieu of shares, was paid to each Executive Officer based on the Offer Price of $14.50 per share. Equity incentive plan awards were paid at target levels of performance.
2014 Grants of Plan-Based Awards

Name (a)	Grant Date (1) (b)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)			Estimated Future Payouts Under Equity Incentive Plan Awards(3)			All Other Stock Awards: Number of Shares of Stock or Units (#) (4) (i)	Grant Date Fair Value of Stock and Option Awards ($)(5) (l)
		Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)
Edward F. Lonergan	9/8/2014 9/8/2014	360,000	900,000	1,800,000		2,520,000(6)		79,412	2,520,000 1,080,003
Rick P. Frier	2/19/2014 3/4/2014	141,400	353,500	707,000	7,300	56,150	112,300	24,172	745,953 270,001
Brian W. Kocher	2/19/2014 3/4/2014	145,600	364,000	728,000	8,111	62,389	124,778	26,858	828,838 300,004
Kevin R. Holland	2/19/2014 3/4/2014	123,500	308,750	617,500	6,083	46,791	93,582	20,144	621,618 225,008
James E. Thompson	2/19/2014 3/4/2014	115,,200	288,000	576,000	6,083	46,791	93,582	20,144	621,618 225,008

(1)
The Compensation Committee typically made decisions on RSU and LTIP awards on a dollar basis at its regularly scheduled meetings, with the RSU grants valued and effective using the closing price of the common stock on the grant date or other future date designated by the Committee, and LTIP opportunities were valued on the first business day of the first fiscal year of the performance period using the average closing price of the common stock over the last 20 trading days immediately preceding that date.

(2)
These columns reflect the MIP potential payout values for each Named Executive Officer under the following assumptions: the threshold amounts assume achievement of a 100% individual performance factor (although the actual range may be between 0% and 150%) and the minimum level of financial performance which yields a company achievement factor of 40%; the target amounts assume achievement of a 100% individual performance factor and the target level of financial performance which yields a company achievement factor of 100%; and the maximum amounts assume achievement of a 150% individual performance factor and the level of performance sufficient to yield the maximum company achievement factor of 150%. MIP awards are capped at 200% and are subject to negative discretion adjustments in accordance with Section 162(m) of the Internal Revenue Code. In accordance with the terms of the Merger Agreement, MIP awards were paid based on actual company performance for 2014. See "Compensation Discussion and Analysis - Elements of Executive Compensation - Annual Management Incentive Program Awards" for further information on this program.

(3)
Reflects the 2014-2016 LTIP opportunities approved in the first quarter of 2014. For illustration purposes, the threshold amounts shown assume achievement of the minimum level of performance under all performance goals of the LTIP which would yield a payment of 13% of the target shares; the target amounts shown assume achievement of the target level of performance under all performance goals of the LTIP which would yield a payment of 100% of the target shares; the maximum amounts shown assume achievement of the level of performance under all performance goals of the LTIP which would yield the maximum payment of 200% of the target shares. The awards are subject to negative discretion adjustments in accordance with Section 162(m) of the Internal Revenue Code. To the extent earned, awards would have been made in early 2016. However, under the terms of the Merger Agreement, LTIP awards for the 2014-2016 performance period were paid in cash, in lieu of shares, at the target level of performance based on the Offer Price of $14.50 per share. See "Compensation Discussion and Analysis - Elements of Executive Compensation - Equity-Based Compensation - LTIP Award and Methodology" for further information on this program.

(4)
RSU awards granted in 2014. Each award would have vested in four annual installments beginning on the first anniversary of the grant date. Unvested RSU's did not confer dividend or voting rights. Under the terms of the Merger unvested restricted stock unit awards were paid in cash, in lieu of shares based on the Offer Price of $14.50 per share.

(5)
The grant date fair values of the 2014-2016 LTIP opportunities represent the probable outcome measured at the grant date in accordance with ASC Topic 718. The estimated award value for free cash flow performance criteria of the LTIP is based on the expected number of shares to be earned multiplied by the $11.22, the 20 day average price of our common stock at year end 2013. The estimated award value for the RTSR market criterion of the LTIP is based on a Monte Carlo simulation (a calculation based on a probability weighting of a series of statistically possible potential outcomes), which estimated the fair value per target share to be $15.35 that considers both volatility of the expected shares to be awarded and the value of the shares to be awarded. The grant date fair values of the RSU awards for all executives other than Mr. Lonergan were determined by multiplying the number of shares by $11.17, the closing price of our common stock on the grant date. The estimated grant date fair value of the RSU award for Mr. Lonergan was determined by multiplying the number of shares by $13.60, the weighted closing price of our common stock on the grant date.

(6)	PRSU award granted in connection with the renewal of Mr. Lonergan's employment agreement. The award vested under the terms of the Merger Agreement before performance measures were set.

All awards are subject to the grantee being an employee of ours on the vesting date, except under certain circumstances such as a change in control, death, disability or retirement, as defined. See "Employment Agreements and Other Arrangements."

Outstanding Equity Awards at 2014 Fiscal Year-End
The following table reports, on an award-by-award basis, each outstanding equity award held by the Named Executive Officers on December 31, 2014. We generally did not permit executive officers to transfer awards prior to the vesting date, and no transfers were made during 2014. Market value is based on $14.46 per share, the closing price of our common stock on December 31, 2014. Each stock option listed below was exchanged at the Acceptance Time for a cash payment multiplied by the excess of (i) the offer price of $14.50 per share over (ii) the per share exercise price for such option. In addition, (i) each company Restricted Stock Unit award became vested in full and (ii) each award subject to performance-based vesting conditions was deemed achieved at target performance levels at the Acceptance Time and was exchanged for a cash payment of $14.50 per share.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercis- ed Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercis- able	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Edward F. Lonergan	1,440,062			7.68	10/8/2017
						79,412 (1)	1,148,298
									2,520,000 (2)
Rick P. Frier						23,466 (3)	339,318
						24,172 (4)	349,527
								10,444 (5)	151,020
								7,300 (6)	105,558
Brian W. Kocher(7)						11,140 (8)	161,084
						20,834 (9)	301,260
						30,192 (10)	436,576
						26,858 (4)	388,367
								14,535 (11)	210,176
								3,874 (12)	56,018
								11,025 (5)	159,422
								8,111 (6)	117,285
								50,000 (13)	723,000
Kevin R. Holland						9,327 (8)	134,868
						17,442 (9)	252,211
						23,835 (10)	344,654
						20,144 (4)	291,282
								14,535 (11)	210,176
								3,170 (12)	45,838
								8,704 (5)	125,860
								6,083 (6)	87,960
								50,000 (13)	723,000
James E. Thompson						8,032 (8)	116,143
						15,020 (9)	217,189
						23,835 (10)	344,654
						20,144 (4)	291,282
								14,535 (11)	210,176
								3,170 (12)	45,838
								8,704 (5)	125,860
								6,083 (6)	87,960
								50,000 (13)	723,000

(1)	Award was scheduled to vest in three equal installments on October 8, 2015, 2016 and 2017.

(2)
PRSU award granted on October 8, 2014 in connection with the extension of Mr. Lonergan's employment agreement. The award vested under the terms of the Merger Agreement before performance measures were set.

(3)	Award was scheduled to vest in three equal installments on April 29, 2015, 2016 and 2017.

(4)	Award was scheduled to vest in four equal installments on March 4, 2015, 2016, 2017 and 2018.

(5)	Threshold (minimum) 2013-2015 LTIP award opportunity.

(6)	Threshold (minimum) 2014-2016 LTIP award opportunity.

(7)
In March 2014, and in connection with a contemplated transaction with Fyffes plc, Mr. Kocher was granted a retention stock award consisting of two tranches, a time-vesting award with a value of $500,000 at grant and an amount of shares with a value of $500,000 at grant, to vest on upon the attainment of performance objectives. Both tranches of the award were forfeited in October 2014 when the Fyffes transaction was terminated.

(8)	Award was scheduled to vest in one remaining installment on August 23, 2015.

(9)	Award was scheduled to vest in two remaining installments on February 24, 2015 and 2016.

(10)	Award was scheduled to vest in three remaining installments on March 14, 2015, 2016 and 2017.

(11)
Reflects special retention and stabilization stock incentive awards granted in 2012 based on $11.70 per share, the closing price of our common stock on December 31, 2013. Each award was scheduled to vest as to 100% on the third anniversary of the grant date if certain performance measures associated with the company's 2012 headquarters relocation were met.

(12)	Threshold (minimum) 2012-2014 LTIP award opportunity.

(13)
PRSU awards granted in 2013. Each award was scheduled to vest based on achievement of certain stock price triggers: (a) as to 20% of the shares granted if Chiquita's Common Stock achieved a price of at least $11 per share over any 20 consecutive trading-day period (b) in additional increments of 20% of the shares granted, in each case if and when the price of the common stock, calculated as set forth above, was at least $11.50, $12.00 and $12.50 per share, and (c) in additional increments of 10% of the shares granted, in each case if and when the price of the common stock calculated as set forth above, was at least $13.00 and $13.50 per share.

2014 Option Exercises and Stock Vested
The following table sets forth certain information regarding options exercised and restricted stock units that vested during 2014 for the Named Executive Officers.

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting(1))($) (e)
Edward F. Lonergan	--	--	115,533 (2)	1,641,724
Rick P. Frier	--	--	7,821(3)	90,411
Brian W. Kocher	--	--	6,730 (4) 11,140 (5) 10,417 (6) 10,063 (3) 16,166 (7)	64,541 155,514 120,733 113,209 234,407
Kevin R. Holland	--	--	5,721 (4) 9,326 (5) 8,721 (6) 7,945 (3) 13,227 (7)	54,864 130,191 101,076 89,381 191,792
James E. Thompson	--	--	5,048 (4) 8,031 (5) 7,510 (6) 7,945 (3) 13,227 (7)	48,410 112,113 87,041 89,381 191,792

(1)	Based upon the closing price of our common stock on the respective date of vesting.

(2)	Vesting of the second of two tranches of a two-year RSU award granted in 2012.

(3)	Vesting of the first of four tranches of a four-year RSU award granted in 2013.

(4)	Vesting of the fourth of four tranches of a four-year RSU award granted in 2010.

(5)	Vesting of the third of four tranches of a four-year RSU award granted in 2011.

(6)	Vesting of the second of four tranches of a four-year RSU award granted in 2012.

(7)
Vesting of shares upon achievement of certain performance measures under the 2012-2014 Long Term Incentive Program. Under the terms of the Merger Agreement, a cash payment was made in the first quarter of 2015 in lieu of shares.

Deferred Compensation
2014 Nonqualified Deferred Compensation
The following table provides information on deferred compensation under the CAP.

Name (a)	Executive Contributions in Last FY(1) ($) (b)	Aggregate Earnings in Last FY(2) ($) (d)	Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance at Last FYE(3) ($) (f)
Edward F. Lonergan	0	0	0	0
Rick P. Frier	0	0	0	0
Brian W. Kocher	35,596	21,534	(130,693)	209,963
Kevin R. Holland	61,340	91,680	0	1,285,178
James E. Thompson	0	9,670	0	136,310

(1)	These amounts are included in column (c) of the Summary Compensation Table.

(2)	Represents overall returns from deemed investment funds selected by the participant.

(3)	Includes company contributions prior to 2014.
The CAP is a voluntary, nonqualified deferred compensation plan that provides retirement, disability, death and employment termination benefits for employees who are "highly compensated employees" as defined in section 414(q) of the Internal Revenue Code and are designated as executive officers by the Board or designated by the Administrative Committee as eligible to participate; this generally includes any employee earning an annualized base salary of at least $140,000.
Participants may elect to defer up to 80% of salary and up to 80% of annual MIP payments, as long as the deferrals do not reduce compensation below the amount necessary to satisfy employment or withholding tax obligations. Each participant's account balance is credited or debited, as applicable, with earnings or losses attributable to the various deemed investment funds among which the participant may allocate contributions. The deemed investment funds include mutual funds in each of the major asset classes (cash equivalent, fixed income and equity) covering a broad range of the risk-return spectrum. A participant may change investment allocations daily. Beginning in 2013, we suspended matching contributions under the CAP. Prior to 2013 we made an additional match on 4% of the participant's compensation over the IRS limit for 401(k) plans; the maximum annual match by us for any CAP participant was $50,000.
Each year, CAP participants may elect to receive that year's account balance either in a future year while still employed (beginning no earlier than two years after the current plan year ends) or upon termination of employment or retirement, and may elect to have payment made either in a lump sum or over a period of up to 10 years. Unscheduled withdrawals are not permitted, except for hardship.
The CAP account amounts are unfunded and unsecured obligations and are subject to the same treatment and risks as other general obligations of ours.

Employment Agreements and Other Arrangements
Employment Agreement with Mr. Lonergan.
In October 2012, we entered into an employment agreement with Mr. Lonergan in connection with his appointment as President and Chief Executive Officer. The agreement was amended in September 2014 (as amended, the Employment Agreement). The Employment Agreement provided for an initial two year term, which was extended to October 2015.
Under the Employment Agreement, Mr. Lonergan received an annual base salary of $900,000, which increased to $950,000 in October 2014, and had a target annual bonus of 100% of his annual base salary for 2014 and a pro rated bonus for 2015. In 2012

Mr. Lonergan received an RSU grant with respect to 231,065 shares, half of which vested on October 8, 2013 and the other half vested on the same date in 2014. Mr. Lonergan also received an option grant with respect to 1,440,062 shares with an exercise price of $7.68. The options vested in the same manner as the RSU's and had a maximum term of five years. In 2014 Mr. Lonergan received an RSU grant with respect to 79,412 shares and a performance award having a value at target of $2,520,000. All unvested or unexercised awards were payable on January 5, 2015 upon the Acceptance Time under the Merger Agreement.
Under the terms of his agreement we agreed to pay for or reimburse Mr. Lonergan for expenses incurred in his relocation to the Charlotte area up to $290,000 and Mr. Lonergan was entitled to participate in the company's retirement, welfare and perquisite plans. We also agreed to pay Mr. Lonergan's legal fees incurred in the negotiation of the original agreement and the amendment.
The Employment Agreement provided that upon a termination of Mr. Lonergan's employment by the company without Cause or by Mr. Lonergan for Good Reason (as defined in below), he was entitled to payment of his base salary and target bonus for the remainder of the agreement's term and full vesting of all of his unvested equity awards. Mr. Lonergan was not entitled to any gross-up with respect to golden parachute excise taxes that could be incurred in connection with payments under the agreement.
The Employment Agreement also contained customary confidentiality and non-competition provisions. For purposes of the Employment Agreement, "Good Reason" was defined as the occurrence (without the Executive's express written consent) of any one of the following acts by the company or failures by the company to act, unless cured within 30 days of written notice to the company: (A) a material diminution of his title, duties or responsibilities (including reporting responsibilities); (B) failure to be the chief executive officer of a publicly traded surviving or resulting corporation (or any parent thereof) following a Change in Control (as defined in the Stock Incentive Plan); (C) a material reduction by the company of his annual base salary or target annual bonus; or (D) the relocation of his principal place of employment to a location more than thirty five (35) miles from the company's headquarters in Charlotte, North Carolina. "Cause" for termination by the company of Mr. Lonergan's employment meant: (A) the willful and continued failure by the Executive to substantially perform his duties with the company (other than such failure resulting from his incapacity due to physical or mental illness or injury or any such actual or anticipated failure after the issuance of a notice of termination for Good Reason) that had not been cured within 30 days after a written demand for substantial performance is delivered to him, (B) the willful engaging by Mr. Lonergan in conduct which was demonstrably and materially injurious to the company, monetarily or otherwise, or (C) conviction of or plea of guilty or nolo contendere to any felony. A Change in Control occured when: (1) a person or group (other than us, or an underwriter temporarily holding securities) acquired beneficial ownership of 30% or more of the voting power of our voting securities; (2) during any two-year period, the members of our Board of Directors at the beginning of the period (together with those directors elected to the Board with the approval of at least two-thirds of the initial or similarly elected directors) no longer constituted a majority of the Board; or (3) immediately after any merger or consolidation of us, or sale of all or substantially all of our assets, in which outstanding awards were assumed by the surviving or acquiring entity, the voting securities of ours that were outstanding immediately before the transaction represent less than 50% of the voting power of the surviving or acquiring entity.

The Merger constituted a Change in Control of the company under the Employment Agreement. On January 6, 2015, Mr. Lonergan's employment terminated for Good Reason. As a result and after executing a general release, he received from the company all of the applicable payments and benefits due under his Employment Agreement. The table below shows the amount of payments made to Mr. Lonergan. The total payment is in bold with the details making up such total shown below each total.

Mr. Lonergan
Termination pursuant to a Change in Control	$16,207,857
Cash severance (annual base salary plus target bonus)	1,900,000
Full-year 2014 annual bonus, based on actual company performance	703,300
Prorated target bonus for 2015	15,616
Acceleration of Performance Stock Unit Award(1)	2,520,000
Acceleration of unvested RSU's(1)	1,151,474
Acceleration of unvested stock options(1)(2)	9,821,223
Accrued but unused vacation	82,212
Health and welfare benefits	14,032

(1)	These amounts were payable at the Acceptance Time under the Merger Agreement, regardless of termination.

(2)	Calculated as the net value of the shares underlying the options granted using the Offer Price of $14.50 per share minus the exercise price on the date of grant ($7.68).
If Mr. Lonergan's employment had been terminated for cause or if he voluntarily terminates his employment other than for Good Reason, he would not have be entitled to any special payments.

Arrangements with Named Executive Officers Other than Mr. Lonergan.
We have compensation arrangements described below with our executive officers including our Named Executive Officers. The Committee established these arrangements to provide for an orderly succession and stability in the executive ranks during time of potential uncertainty, as well as to help secure covenants for non-competition.
We have an Executive Officer Severance Pay Plan that applies to executive officers. Under this plan, any executive officer whose employment is terminated involuntarily for reasons other than Cause (as defined below), or who terminates his or her employment for Good Reason (as defined below), after the first anniversary of the executive officer's hire date will be eligible to receive: a severance payment equal to the sum of the executive officer's then-current annual base salary and target annual incentive payable in equal bi-weekly installments unless Section 409A of the Internal Revenue Code requires the first six months' payments to be made in a lump sum; a pro rata annual incentive based on the target incentive opportunity, payable when annual incentives are normally paid or the first business day after the six month anniversary of separation if subject to Section 409A; twelve months of continuation of health care benefits; and outplacement services in accordance with our policy. In addition, the executive will be given one additional year of vesting of stock options and non-LTIP RSU's; and, if not penalized under the Internal Revenue Code, vested stock options will remain exercisable for one additional year following termination (but no later than the options' expiration dates). As a condition of receiving the benefits, the affected executive must agree to release us with respect to certain statutory rights and sign a separation agreement containing requirements for confidentiality and one-year non-solicitation and non-competition obligations. If the separated executive receives an offer of Substantially Equivalent Substitute Employment (as defined) in a similar capacity while benefits are still payable, all benefits under the Executive Officer Severance Pay Plan cease unless otherwise specified by our benefits committee. In addition, an executive officer will not be eligible for benefits under the plan if the executive officer voluntarily terminates his employment or is terminated by us for violation of our Code of Conduct.
In 2014, we renewed Change in Control Severance Agreements (the CIC Agreements) with each of our executive officers including our Named Executive Officers other than the CEO, entitling them to certain benefits in the event that they are involuntarily terminated without Cause or resign for Good Reason within two years after a Change in Control that occurs prior to the third anniversary of the date of each Agreement. In these Agreements, Change in Control is defined the same as in our Stock

Plan; the definition is set forth above on page 38. The CIC Agreements replaced similar agreements that expired in August 2014. We have utilized comparable severance agreements since 2001. In November 2009, the Compensation Committee approved management's recommendation to eliminate the excise tax gross-up provision for any new change in control agreements entered into, including renewals of existing agreements. As such, the 2014 CIC Agreements do not provide for payment of excise tax gross-ups.
Payments under the CIC Agreements are in lieu of the Executive Officer Severance Pay Plan payments in the event of a change in control. Under each CIC Agreement, the executive officer are entitled to: a lump sum severance payment equal to two times the sum of the executive officer's annual salary and target annual incentive; a pro rata annual incentive equal to the greater of the target annual incentive for the year of termination and the target incentive in effect during the year in which the change in control occurs; a pro rata long-term incentive equal to the target level for each outstanding award; two years' continuation of medical and other health and welfare benefits, subject to forfeiture if the executive's subsequent employer offers such benefits; vesting of all unvested stock options and RSU's and performance awards at target; an extension of the exercise period for exercise of vested employee stock options until the first anniversary of termination (if not penalized under the Internal Revenue Code); vesting of all 401(k) Plan employer contributions and all accrued basic and incremental matching employer contributions under the CAP; outplacement services in accordance with our policy; payment of reasonable legal fees incurred in connection with enforcement of the Agreement or any tax or audit proceeding relating to any "golden parachute" tax; and reimbursement for relocation expenses in accordance with our policy for any executive on temporary assignment abroad. Cash severance amounts are reduced to the extent necessary not to subject the total severance compensation to the excise tax if the total is slightly more than the minimum amount triggering the excise tax. Receipt of payments and benefits under the CIC Agreements is subject to execution by the affected executive of a customary release and an agreement containing confidentiality, non-solicitation and non-competition obligations.
For purposes of the Executive Officer Severance Pay Plan and the CIC Agreements, termination for Cause is termination for willful and continued failure of the executive to perform his/her duties, willful engaging in conduct which is demonstrably and materially injurious to us, or refusal to cooperate with any legal proceeding or investigation if requested to do so by us.
For purposes of the Executive Officer Severance Pay Plan, Good Reason is a substantial adverse alteration in the nature or status of an executive's responsibilities, a reduction in his/her annual salary or target annual incentive opportunity, or a failure to provide him/her with participation in any stock option or other equity-based compensation plan in which other employees of ours (and any parent, surviving or acquiring company) participate, unless such reduction or failure does not unreasonably discriminate against him/her as compared to such other employees who have similar levels of responsibility and compensation.
For purposes of the CIC Agreements, Good Reason includes the reasons in the paragraph above plus the relocation of the executive's principal place of employment more than 50 miles from his/her current principal place of employment or any material breach by us of our obligations under the respective CIC Agreement.

The table below shows the amount of potential payments to Mr. Kocher under various termination scenarios, based on the assumptions that all eligibility requirements were met and the triggering even took place on December 31, 2014 using the $14.46 per share closing price for the common stock on that date. The total payments for each termination scenario are in bold with the detail making up such total shown below each total.

Mr. Kocher
Retirement	$1,287,287
Acceleration of unvested RSU's(1)	1,287,287
Involuntary Not For Cause or For Good Reason Termination	2,616,975
Cash severance (annual base salary plus target bonus)	910,000
Non-Equity incentive award (MIP)	390,000
Acceleration of unvested RSU's(1)	1,287,287
Health and welfare benefits	21,188
Outplacement service	8,500
For Good Reason termination pursuant to a Change in Control	7,607,862
Cash severance (twice the annual base salary plus target bonus)	1,820,000
Non-Equity incentive award (MIP)	390,000
Acceleration of unvested RSU's	1,287,287
Acceleration of unvested LTIP and performance awards(2)	4,027,529
Health and welfare benefits	42,376
Outplacement service	8,500
Accrued but unused vacation	32,170
Death	2,197,287
Acceleration of unvested RSU's(1)	1,287,287
Non-Equity incentive award (MIP)	390,000
Insurance Proceeds	520,000
Disability	1,677,287
Acceleration of unvested RSU's	1,287,287
Non-Equity incentive award (MIP)	390,000

(1)	Does not include unvested LTIP award opportunities that could have been awarded at the Board's discretion upon the occurrence of these events.

(2)	Includes the vesting of 2012-2014, 2013-2015 and 2014-2016 LTIP Awards at target levels of performance. Also includes the value of (i) 50,000 performance based award units granted in 2013 tied to stock price triggers and (ii) a retention award granted in 2012 in connection with the relocation of the company's headquarters. Both awards vested in accordance with the terms of the Merger Agreement in January 2015.
If Mr. Kocher were terminated for Cause, the company match portion of his respective CAP account and related earnings would be forfeited and he would not be entitled to any other special payment. No special payment is triggered in the event that Mr. Kocher voluntarily terminates his employment other than for Good Reason.
The Merger constituted a Change in Control of the company. On January 9, 2015, each of Messrs. Frier and Holland's employment was terminated and on January 16, 2015 Mr. Thompson's employment was terminated from the company each pursuant to a resignation for Good Reason under the terms of his CIC Agreement. As a result and after executing a general release, each of Messrs. Frier, Holland and Thompson received all of the payments and benefits due under his CIC Agreement. The table below shows the amount of payments made to each of Messrs. Frier, Holland and Thompson. The total payments are in bold with the details making up such total shown below each total.

	Mr. Frier	Mr. Holland	Mr. Thompson
For Good Reason termination pursuant to a Change in Control	$4,769,472	$5,763,806	$5,674,311
Cash severance (annual base salary plus target bonus)	1,717,000	1,567,500	1,536,000
Full-year 2014 annual bonus, based on actual company performance	276,300	241,300	225,100
2012-2014 LTIP award, based on actual company performance	—	39,629	39,629
Prorated target bonus for 2015	8,716	7,613	12,625
Acceleration of unvested RSU's(1)	690,751	1,025,846	971,950
Acceleration of unvested LTIP and performance awards (1)	1,979,134	2,776,809	2,776,809
Health and welfare benefits	25,042	41,682	42,246
Outplacement service	8,500	8,500	8,500
Accrued but unused vacation	62,154	53,052	59,077
Reimbursement of legal fees in connection with termination of employment	1,875	1,875	2,375

(1)	These amounts were payable at the Acceptance Time under the Merger Agreement, regardless of termination.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CHIQUITA’S BENEFICIAL OWNERS AND MANAGEMENT

The following table lists as of February 27, 2015 the sole beneficial owner of our common stock, our only voting security, with full voting and dispositive power over the shares listed.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership
	Common Stock
	Shares(1)	Percent of Class
Cavendish US Corporation 2711 Centerville Road Suite 400 Wilmington, DE 19801	10,679,368	100%

(1)
Under SEC rules, for purposes of preparing this table, shares are beneficially owned if a person has or shares the power (i) to vote them or direct their vote (voting power) or (ii) to sell them or direct their sale (dispositive power), even if the person has no financial interest in the shares. In addition, shares that a person has the right to acquire within 60 days are considered to be beneficially owned.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2014 regarding the number of shares of common stock that may be issued under our equity compensation plans.
(a) (b) (c)

Plan category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	583,072(1)	n/a(1)	2,316,015(2)
Equity compensation plans not approved by security holders(3)	1,440,062(3)	$7.68	0
Total	2,023,134	$7.68	2,316,015

(1)	Includes time-vested restricted stock unit awards; no stock options were outstanding under the Stock Plan.

(2)
Includes 1,316,015 shares available for future issuance under the Stock Plan at December 31, 2014, with a sublimit of 342,500 shares available for future grants of stock appreciation rights. Also includes 1,000,000 shares issuable under the Employee Stock Purchase Plan; although we are authorized to issue new shares under this plan, we never made open market purchases.

(3)	These options were granted pursuant to Mr. Lonergan's employment agreement as an inducement grant in accordance with NYSE rules.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE
Related Person Transactions
In 2007, the Board of Directors adopted a written policy with respect to transactions in which we participate and related persons have a material interest. Related persons include our executive officers, directors, director nominees, 5% or more beneficial owners of our common stock and immediate family members of these persons. In 2014, the Audit Committee was responsible for reviewing and approving or ratifying related person transactions that exceeded $100,000 per year. In 2015, the full Board will administer this policy. Certain related person transactions have been deemed pre-approved and do not require any other approval under the policy.
To approve a related person transaction, the Board must be satisfied that it has been fully informed of the interests, relationships and actual or potential conflicts present in the transaction and must believe that the transaction is fair to us. The Board also must believe, if necessary, that we have developed a plan to manage any actual or potential conflicts of interest. The Board may ratify a related person transaction that did not receive pre-approval if it determines that there is a compelling business or legal reason for us to continue with the transaction, the transaction is fair to us and the failure to comply with the policy’s pre-approval requirements was not due to fraud or deceit.
There were no reportable related person transactions in 2014. In connection with specific obligations under the Merger Agreement, Cavendish US Corporation, our sole shareholder, and its affiliates, funded obligations related to our outstanding 7.875% Notes and 4.25% Notes as equity contributions or intercompany loans. There may be additional transactions in 2015 of this nature that may directly or indirectly involve certain of our directors or executive officers. Relationships among the directors and our sole shareholder and its affiliates would preclude a finding that our directors are independent under rules of national securities exchanges, if we were subject to such rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Chiquita's Independent Registered Public Accounting Firm
Pre-Approval Policies and Procedures
In 2014, the Audit Committee reviewed and pre-approved all audit and permissible non-audit services to be provided by our independent registered public accounting firm. Non-audit services may include audit-related services, tax services and other services not prohibited by SEC rules on auditor independence. Pre-approval was detailed as to the particular service or category of services and generally was subject to a specific budget and time period. The independent registered public accounting firm reported periodically to the Audit Committee regarding the extent of services provided in accordance with the Audit Committee's pre-approvals and the fees for services performed to date. In 2014, the Audit Committee pre-approved all fees for PwC's services. The Audit Committee also determined that the non-audit services provided to us by PwC in 2014 were compatible with maintaining its independence.
The Audit Committee guidelines allowed the Chairman of the Committee to approve any individual PwC non-audit service engagement with fees estimated to be less than $200,000, with a summary of these services to be provided to the other members of the Audit Committee at its next regularly scheduled meeting. To the extent that services requested by us differ in nature and scope from the pre-approved items, separate Audit Committee pre-approval was required prior to commencement of those services. In 2015, the pre-approval policy and procedures will be administered by the Board of Directors.
Audit Fees
The aggregate fees billed by PwC for professional services rendered for the audit of our 2014 and 2013 annual financial statements were $3,894,139 and $3,970,133, respectively. These fees also covered the audit of the effectiveness of our internal control over financial reporting at December 31, 2013, the services for the related reviews of consolidated financial statements included in our Forms 10-Q and the services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements (including for our subsidiaries) related to periods in 2014 and 2013.
Audit-Related Fees
The aggregate fees billed by PwC for assurance and related services that were reasonably related to the performance of the audit or review of our consolidated financial statements not reported under "Audit Fees" above were $1,290,746 in 2014 and $119,650 in 2013, respectively. These fees represent services pertaining to a transaction for the proposed combination with Fyffes plc, the Merger and benefit plan audits.

Tax Fees
The aggregate fees billed by PwC for professional services rendered for tax compliance, tax advice and tax planning were $169,018 in 2014 and $393,639 in 2013, respectively. These amounts represent consultation on acquisitions and divestitures, customs and tax compliance services and other miscellaneous tax advice.
All Other Fees
The aggregate fees billed for all other services rendered by PwC were $1,800 in 2014 and $1,800 in 2013 for accounting research software.
All amounts noted above include out-of-pocket expenses.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	1. Financial Statements. The following Consolidated Financial Statements of the company and accompanying Report of Independent Registered Public Accounting Firm are included in Exhibit 13:
2. Financial Statement Schedules Financial Statement Schedule II—Consolidated Allowance for Doubtful Accounts Receivable and Consolidated Change in Tax Valuation Allowance are included on page 49 of this Annual Report on Form 10-K. All other schedules are not required under the related instructions or are not applicable. The report of the independent registered public accounting firm on these financial statement schedules for the years ended 2014, 2013 and 2012 is included on page 18.
3. Exhibits. See Index of Exhibits (pages 50 through 52) for a listing of all exhibits to this Annual Report on Form 10-K.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 2015.

CHIQUITA BRANDS INTERNATIONAL, INC.

By	/s/ Brian W. Kocher
Brian W. Kocher
President and Chief Executive Officer

SIGNATURES AND POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Michael Rubinoff and Darcilo Santos and each of them severally, as his or her true and lawful attorney-in-fact and agent, each acting alone with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and to file the same, with all exhibits thereto, and all documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or any of them or their or such person's substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below as of March 18, 2015:

/s/Brian W. Kocher	President and Chief Executive Officer
Brian W. Kocher	(Principal Executive Officer)

/s/ Celso Barison	Director
Celso Barison

/s/Carlos Bertaco Bomfim	Director
Carlos Bertaco Bomfim

/s/Michael Rubinoff	Director
Michael Rubinoff

/s/Philip Warner	Director
Philip Warner

/s/ Darcilo Santos	Chief Financial Officer
Darcilo Santos	(Principal Financial Officer)

/s/ Joseph B. Johnson	Vice President and Chief Accounting Officer
Joseph B. Johnson	(Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule
To the Board of Directors of
Chiquita Brands International, Inc.:
Our audits of the consolidated financial statements referred to in our report dated March 18, 2015 appearing in the 2014 Annual Report to Shareholders of Chiquita Brands International, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 18, 2015

CHIQUITA BRANDS INTERNATIONAL, INC.
SCHEDULE II – CONSOLIDATED ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

(In thousands)	2014	2013	2012
Balance at beginning of period	$19,602	$19,028	$6,405
Additions:
Charged to costs and expenses	7,217	4,966	14,041
	7,217	4,966	14,041
Deductions:
Write-offs and recoveries	11,762	4,580	1,736
Foreign exchange and other, net	619	(188)	(318)
	12,381	4,392	1,418
Balance at end of period	$14,438	$19,602	$19,028

SCHEDULE II – CONSOLIDATED CHANGE IN TAX VALUATION ALLOWANCE

(In thousands)	2014	2013	2012
Balance at beginning of period	$298,705	$246,425	$104,276
Additions:
U.S. net deferred tax assets	48,571	47,326	41,052
Valuation allowance	—	—	88,554
Foreign net deferred tax assets	29,730	16,956	14,937
Prior year U.S. NOL adjustments	—	—	387
	78,301	64,282	144,930
Deductions:
Valuation allowance release	—	1,258	—
Prior year foreign NOL adjustments	10,657	5,438	2,781
Prior year U.S. NOL adjustments	62	5,306	—
	10,719	12,002	2,781
Balance at end of period	$366,287	$298,705	$246,425

CHIQUITA BRANDS INTERNATIONAL, INC.
Index of Exhibits
As explained in more detail in Item 15, readers should note that exhibits are included to provide information about the terms of the agreements and are not intended to provide information about the parties to those agreements.

Exhibit Number	Description

*2.1
Agreement and Plan of Merger, dated as of October 26, 2014, by and among Chiquita Brands International, Inc., Cavendish Acquisition Corporation and Cavendish Global Limited (Exhibit 2.1 to Form 8-K filed October 27, 2014)

*3.1	Amended and Restated Certificate of Incorporation (Exhibit 3.1 to Form 8-K filed January 12, 2015)

*3.2	Restated Bylaws, as amended through January 6, 2015. (Exhibit 3.2 to Current Report on Form 8-K filed January 6, 2015)

*4.1
Indenture, dated as of February 1, 2008, between Chiquita Brands International, Inc. and LaSalle Bank National Association, as trustee, relating to $200 million aggregate principal amount of 4.25% Convertible Senior Notes due 2016. (Form of indenture filed as Exhibit 4.1 to Registration Statement on Form S-3 filed March 8, 2005)

*4.2
First Supplemental Indenture, dated as of February 12, 2008, between Chiquita Brands International, Inc. and LaSalle Bank National Association, as trustee, containing the terms of $200 million aggregate principal amount of 4.25% Convertible Senior Notes due 2016. (Exhibit 4.2 to Current Report on Form 8-K filed February 12, 2008)

*4.3
Instrument of Resignation, Appointment and Acceptance, dated as of January 20, 2009, between Chiquita Brands International, Inc., Bank of America, N.A., as successor by merger to LaSalle Bank National Association, and Wells Fargo Bank, National Association, relating to $200 million aggregate principal amount of 4.25% Convertible Senior Notes due 2016. (Exhibit 4.11 to Annual Report on Form 10-K for the year ended December 31, 2008)

*4.4
Indenture dated as of February 5, 2013 among Chiquita Brands International, Inc., Chiquita Brands L.L.C. and Wells Fargo Bank, National Association, as trustee, relating to $425,000,000 aggregate principal amount of 7.875% Senior Secured Notes due 2021. (Exhibit 4.1 to Current Report on Form 8-K filed February 8, 2013)

10.1
Credit Agreement entered into as of February 5, 2015 by and among Chiquita Brands International, Inc., Chiquita Brands L.L.C. and other direct and indirect subsidiaries and certain financial institutions as lenders, and Bank of America, National Association, as administrative agent, collateral agent, letter of credit issuer, and swing line lender

*10.2
Credit Agreement entered into as of February 5, 2013 by and among Chiquita Brands International, Inc., Chiquita Brands L.L.C. and other direct and indirect subsidiaries and certain financial institutions as lenders, and Wells Fargo Bank, National Association as Administrative Agent. (Exhibit 10.1 to Current Report on Form 8-K filed February 8, 2013)

*10.3
Consent and Amendment No 1 to Credit Agreement as of March 10, 2014 by and among Chiquita Brands L.L.C. and other direct and indirect subsidiaries and certain financial institutions as lenders, and Wells Fargo Bank, National Association as Administrative Agent. (Exhibit 10.1 to Current Report on Form 8-K filed March 10, 2014)

Executive Compensation Plans and Agreements

*+10.4
Chiquita Brands International, Inc. Capital Accumulation Plan, conformed to include amendments through January 1, 2013. (Exhibit 10.4 to Annual Report on Form 10-K for the year ended December 31, 2012)

Exhibit Number	Description
*10.5
Guaranty, dated March 12, 2001, by Chiquita Brands, Inc. (n/k/a Chiquita Brands L.L.C.) of obligations of Chiquita Brands International, Inc., under its Capital Accumulation Plan. (Exhibit 10-I to Annual Report on Form 10-K for the year ended December 31, 2000)

*10.6	Amended and Restated Directors Deferred Compensation Program, conformed to include amendments through July 8, 2008. (Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

*10.7	Executive Officer Severance Pay Plan, conformed to include amendments through January 30, 2012. (Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 2011)

*10.8	Form of Change in Control Severance Agreement being used on and after August 22, 2014. (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

*10.9
Chiquita Brands International, Inc. Chiquita Stock and Incentive Plan, conformed to include amendments through March 31, 2010. (Appendix A to Proxy Statement filed as part of Schedule 14A on April 13, 2010)

*+10.10	Long-Term Incentive Program 2012-2014 Terms (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

*10.11	Form of Grant Notice for Long-Term Incentive Program 2013-2015 Terms (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2013)

*10.12	Form of Grant Notice for Long-Term Incentive Program 2014-2016 Terms (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)

*10.13	Form of Restricted Share Agreement with non-management directors (Exhibit 10-u to Annual Report on Form 10-K for the year ended December 31, 2002)

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

*+10.16
Form of Restricted Stock Award and Agreement for employees, including executive officers, approved on July 15, 2009, applicable to grantees who may attain “Retirement” prior to issuance of the shares. (Exhibit 10.10 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

*+10.17
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

*10.19
Form of Restricted Stock Award and Agreement for employees, including executive officers, approved on February 14, 2011, applicable to grantees who will not attain “Retirement” prior to issuance of the shares. (Exhibit 10.38 to Annual Report on Form 10-K for the year ended December 31, 2010)

*10.20
Employment Agreement entered into October 1, 2012 between Chiquita Brands International, Inc. and Edward F. Lonergan. (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)

Exhibit Number	Description
*10.21	Amendment of Employment entered into September 8, 2014 between Chiquita Brands International, Inc. and Edward F. Lonergan. (Exhibit (e)(12) to Schedule 14D9 filed November 4, 2014)

*10.22
Restricted Stock Unit Award Agreement from Chiquita Brands International, Inc. to Edward F. Lonergan, dated October 8, 2012, with respect to an aggregate 231,065 shares of Common Stock. (Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)

*10.23
Stock Option Award Agreement from Chiquita Brands International, Inc. to Edward F. Lonergan, dated October 8, 2012, with respect to an aggregate 1,440,062 shares of Common Stock. (Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)

*10.24
Restricted Stock Unit Award Agreement from Chiquita Brands International, Inc. to Edward F. Lonergan dated September 8, 2014, with respect to an aggregate 79,412 shares of Common Stock (Exhibit (e)(9) to Schedule 14D9 filed November 4, 2014)

10.25	Form of Notice of Termination of Employment with Executive Officers following the Merger

10.26	Notice of Termination of Employment with Mr. Lonergan following the Merger

13	Chiquita Brands International, Inc. consolidated financial statements, management's discussion and analysis of financial condition and results of operations, and selected financial data

21	Chiquita Brands International, Inc. Subsidiaries

24	Powers of Attorney (included in signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	Incorporated by reference.

+	Portions of these exhibits have been omitted pursuant to a request for confidential treatment. The omitted portions have been filed with the Commission.