Form 10-Q
period 2015-03-31
CHIQUITA BRANDS INTERNATIONAL INC
filed 2015-05-14
CIK 101063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The registrant is a privately held corporation and has no voting or non-voting common equity held by non-affiliates. As of May 14, 2015, there were 10,679,368 shares of Common Stock outstanding.

Chiquita Brands International, Inc.

PART I – Financial Information
Item 1 – Financial Statements
Chiquita Brands International, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Quarter ended March 31,
(In thousands)	2015	2014
Net sales	$725,331	$761,990
Cost of sales	622,604	685,252
Selling, general and administrative	49,401	54,391
Transaction costs	47,979	5,919
Depreciation	15,935	13,499
Amortization	2,342	2,341
Operating income (loss)	(12,930)	588
Interest income	664	664
Interest expense	(9,185)	(15,468)
Loss on debt extinguishment	(36,212)	(521)
Other income (expense), net	(602)	(3,894)
Loss before income taxes	(58,265)	(18,631)
Income tax expense	(6,361)	(5,972)
Net loss	$(64,626)	$(24,603)
See Notes to Condensed Consolidated Financial Statements.

Chiquita Brands International, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Quarter Ended March 31,
(In thousands)	2015	2014
Net loss	$(64,626)	$(24,603)
Unrealized foreign currency translation gains	2	16
Realized losses for foreign currency translation on business disposal reclassified into Other income (expense), net	602	252
Net other comprehensive income related to foreign currency translation	604	268

Unrealized gains (losses) on derivatives for the period	18,274	(1,046)
Derivative (gains) losses reclassified into Net sales	(16,978)	1,027
Derivative (gains) losses reclassified into Cost of sales	8,775	(175)
Net other comprehensive income (loss) related to derivatives	10,071	(194)

Actuarial gains (losses) for the period, net of $120 and $259, respectively, of income tax benefit	2,172	(342)
Amortization included in pension cost	284	300
Net other comprehensive income (loss) related to defined benefit pension and severance plans	2,456	(42)
	13,131	32
Comprehensive loss	$(51,495)	$(24,571)
See Notes to Condensed Consolidated Financial Statements.

Chiquita Brands International, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)	March 31, 2015	December 31, 2014	March 31, 2014
ASSETS
Current assets:
Cash and equivalents	$55,599	$48,160	$26,824
Trade receivables, less allowances of $16,074, $14,438 and $20,756, respectively	246,468	217,420	278,167
Other receivables, net	58,393	66,810	59,296
Inventories	209,047	197,307	212,394
Prepaid expenses	41,867	38,818	46,094
Other current assets	24,056	14,549	6,722
Total current assets	635,430	583,064	629,497
Property, plant and equipment, net	384,687	397,029	398,720
Investments and other assets, net	96,918	110,220	109,368
Trademarks	426,085	426,085	426,085
Goodwill	18,095	18,095	18,095
Other intangible assets, net	75,203	77,545	84,571
Total assets	$1,636,418	$1,612,038	$1,666,336
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$3,290	$4,703	$4,169
Accounts payable	248,455	223,286	276,557
Accrued liabilities	136,828	150,955	151,482
Total current liabilities	388,573	378,944	432,208
Long-term debt and capital lease obligations, net of current portion	283,449	637,518	635,104
Accrued pension and other employee benefits	78,364	89,381	78,502
Deferred gain – sale of shipping fleet	—	—	2,757
Deferred tax liabilities	104,275	104,365	105,977
Other liabilities	71,450	78,496	60,291
Long-term related parties debt	238,479	—	—
Total liabilities	1,164,590	1,288,704	1,314,839
Commitments and contingencies
Shareholders' equity:
Common stock, $.01 par value (10,679,368, 47,112,311 and 46,911,372 shares outstanding, respectively)	107	471	469
Capital surplus	1,030,076	845,392	841,293
Accumulated deficit	(551,404)	(502,447)	(464,514)
Accumulated other comprehensive loss	(6,951)	(20,082)	(25,751)
Total shareholders' equity	471,828	323,334	351,497
Total liabilities and shareholders' equity	$1,636,418	$1,612,038	$1,666,336
See Notes to Condensed Consolidated Financial Statements.

Chiquita Brands International, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	Quarter ended March 31,
(In thousands)	2015	2014
Cash provided (used) by:
OPERATIONS
Net loss	$(64,626)	$(24,603)
Depreciation and amortization	18,277	15,840
Noncash portion of loss on debt extinguishment	22,735	521
Repayment of original issuance discounts	(6,161)	—
Reserve for trade receivables	2,804	1,562
Amortization of discount on Convertible Notes	2,091	2,956
Amortization of gain on sale of the shipping fleet	—	(3,533)
Stock-based compensation	15,986	1,968
Changes in current assets and liabilities and other	(26,336)	(2,729)
Operating cash flow	(35,230)	(8,018)
INVESTING
Capital expenditures	(4,587)	(10,685)
Other, net	(235)	(2,719)
Investing cash flow	(4,822)	(13,404)
FINANCING
Issuances of long-term debt with related party	238,479	—
Repurchase of Convertible Notes	(146,401)	—
Redemption of 7.875% Notes	(222,117)	(10,000)
Borrowings under the 2013 ABL Revolver	—	20,000
Repayments of the 2013 ABL Revolver	—	(15,000)
Repayments of the 2013 ABL Term Loan	(4,875)	(375)
Borrowings under the 2015 ABL	16,000	—
Repayments of the 2015 ABL	(10,000)	—
Repayments of long-term debt and capital lease obligations	(1,892)	(76)
Payments for debt modification and issuance costs	(2,623)	(20)
Payments of debt extinguishment costs	—	(300)
Payment of stock-based compensation	(36,588)	—
Payment of dividend to related party	(45,374)	—
Proceeds from sale of common stock	154,836	—
Proceeds from capital contributions	108,046	—
Financing cash flow	47,491	(5,771)
Increase (decrease) in cash and equivalents	7,439	(27,193)
Cash and equivalents, beginning of period	48,160	54,017
Cash and equivalents, end of period	$55,599	$26,824
See Notes to Condensed Consolidated Financial Statements.

Chiquita Brands International, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1 – Basis of Presentation
The accompanying interim financial statements of Chiquita Brands International, Inc., which we refer to as Chiquita, the company, we or us, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in our Form 10-K for year ended December 31, 2014. In the opinion of management, all adjustments, which include only normal recurring adjustments unless otherwise noted, necessary for a fair statement of the results of the interim periods shown have been made. The results of operations for interim periods are subject to significant seasonal variations typical to the industry and are not indicative of the results to be expected for the full year. The Condensed Consolidated Financial Statements include the accounts of Chiquita Brands International, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
See Notes to Consolidated Financial Statements included in our 2014 Annual Report on Form 10-K for additional information relating to the Consolidated Financial Statements. The December 31, 2014 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Note 2 – Change in ownership
SHARE PURCHASE AND CHANGE IN CONTROL
On October 26, 2014, Chiquita Brands International, Inc. ("CBII" or "Chiquita") entered into an Agreement and Plan of Merger ("Merger Agreement") with Cavendish Global Limited ("Parent"), a private limited company incorporated under the laws of England and Wales, and Cavendish Acquisition Corporation ("Merger Sub"). Parent and Merger Sub are affiliates of the Cutrale and Safra Groups. Under the Merger Agreement, a Tender Offer commenced for the purchase of all shares of CBII common stock for $14.50 per share. On January 6, 2015, Merger Sub accepted for payment 39,791,364 shares that were validly tendered (not including 1,748,335 shares tendered pursuant to notices of guaranteed delivery), which represented approximately 84.46% of the outstanding shares of CBII, which triggered a change in control. Because the Parent and affiliates did not own more than 90% of the shares of CBII as a result of the Tender Offer, the Top-Up Option under the Merger agreement was exercised on January 6, 2015, whereby 41,286,271 Top-Up shares were issued at $14.50 per share in exchange for a promissory note such that Parent and affiliates controlled at least 90% of the shares of CBII. Parent then completed a short-form merger in accordance with New Jersey law, converting each share issued and outstanding into the right to receive $14.50, except for shares owned by the Parent and affiliates. Shares of CBII were delisted from public trading on the New York Stock Exchange before market open on January 7, 2015. Immediately following the short-form merger, Merger Sub merged into CBII with CBII being the surviving entity. Any treasury shares were immediately canceled and the promissory note resulting from the Top-Up Option was eliminated. Following the merger, 1,000 shares of CBII stock remained outstanding and were held by Cavendish US Corporation, a Delaware corporation and wholly owned, indirect subsidiary of Parent. All required consents to the change in control under debt agreements, leases and other matters were obtained prior to January 6, 2015, the date of the change in control.
To complete the transaction, $746 million of cash was contributed by Cavendish US Corporation to Merger Sub, from which $683 million was paid to shareholders of Chiquita, $37 million was used to pay for previously unvested stock compensation that became vested upon change in control, and the remaining $26 million became part of CBII's cash balance when Merger Sub merged with CBII.
RESTRUCTURING AND PLANNED HEADQUARTERS CLOSURE
We announced on January 14, 2015 that all of our operational departments and remaining corporate services will be transitioned from Charlotte, North Carolina to other locations closer to customers and operations. The transition is expected to be completed over a period of twelve to eighteen months from the announcement date.
Total costs associated with the transition are anticipated to be in the range of $25 million to $40 million and are primarily related to: employee severance and relocation; the liability associated with the sub-letting or exit of our corporate headquarters office space in Charlotte; non-cash write-off of leasehold improvements and office equipment of approximately $10 million to $12 million; and the repayment of all $3 million of relocation incentives received in connection with our 2012 move to Charlotte. Severance costs will be expensed over the requisite service periods and paid when employees have completed their required service, and the relocation and other costs will be expensed and paid as incurred. The remaining liability and cost associated with the corporate office in Charlotte including potentially subletting the space, will be determined and recorded as we cease to use the space. The write-off of leasehold improvements and office equipment will be expensed over an accelerated estimated remaining life of 12-18 months. An accrual for the repayment obligation for incentives received from our 2012 relocation to Charlotte was included in our 2014 results as a component of "Transaction costs".
In January and February 2015, a reduction in force affected approximately 300 employees in Latin America. Because most of the related severance expense was included in the severance plan liabilities described in Note 9, additional expense totaled less than $1 million, which was recorded in January and February of 2015. Payments were approximately $5 million in the first quarter of 2015.
TRANSACTION COSTS
In connection with the Merger Agreement and the terminated Fyffes plc. strategic combination, we incurred legal, advisory and other expenses totaling $48 million and $6 million during the quarters ended March 31, 2015 and 2014, respectively. These costs have been included in "Transaction costs" in the Condensed Consolidated Statement of Income.
INCOME TAX CONSIDERATIONS
The change in control results in certain limitations on our ability to use net operating loss carryforwards ("NOLs") in the U.S. Because we have full valuation allowances on these NOLs, these limitations do not result in income tax expense.
Note 3 – Business Disposals
In the first quarter of 2015, we disposed of an African sourcing business for the bananas segment resulting in a loss of less than $1 million, which was recorded in "Other income (expense), net."
In the first quarter of 2014, we disposed of a non-core healthy snacking business in Europe, resulting in a loss of $3 million, which was recorded in “Other income (expense), net.” Of this loss, $1 million related to cash payments upon disposal. This business represented approximately $2 million in annual net sales and had an insignificant effect on operating income.
Note 4 – Trade and Finance Receivables
TRADE RECEIVABLES
Our primary markets are in North America and Europe, but we also have sales in the Middle East and other markets. The majority of our sales in the Middle East are in Iran under license from the U.S. government that allows sale of food products to non-sanctioned parties. Sales to Iranian customers are in U.S. dollars and represent $7 million, $8 million and $14 million of "Trade receivables, less allowances" on the Condensed Consolidated Balance Sheet as of March 31, 2015, December 31, 2014 and March 31, 2014, respectively. Even though the sales in Iran are permitted, the international sanctions against Iran affected the ability of Iranian customers to pay invoices within terms because it became difficult for them to obtain U.S. dollars, euros or other suitable currencies in sufficient quantity on a regular basis. Over the course of 2012, our receivable balance with these customers increased, and we have established payment plans with each of these customers to reduce their balances. Certain customers have so far been able to find acceptable methods of payment to comply with their payment plans. However, some customers have not, and as a result, we recorded a reserve of $9 million in 2012, with an additional $2 million in 2013 as a result of further delinquency and other repayment risk. We source bananas from the Philippines for sale in the Middle East under a committed-volume, long term purchase contract with a former joint venture partner through 2016. To mitigate risk, we have reduced the amount of volume being sent to the Middle East and have developed customers in other Middle Eastern markets. However, Iran remains an important market for our Philippine-sourced bananas.
FINANCE RECEIVABLES
Finance receivables were as follows:

	March 31, 2015		December 31, 2014		March 31, 2014
(In thousands)	Grower Receivables	Seller Financing	Grower Receivables	Seller Financing	Grower Receivables	Seller Financing
Gross receivable	$32,817	$24,570	$36,089	$25,629	$35,638	$26,236
Reserve	(32,040)	—	(32,074)	—	(32,877)	—
Net receivable	$777	$24,570	$4,015	$25,629	$2,761	$26,236

Current portion, net	$777	$4,833	$4,015	$4,740	$2,761	$4,068
Long-term portion, net	—	19,737	—	20,889	—	22,168
Net receivable	$777	$24,570	$4,015	$25,629	$2,761	$26,236

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
During the quarter ended March 31, 2015, there was no significant activity in the reserve for grower receivables balance. The gross grower receivable balance in each period primarily relates to advances to a former Chilean grower of grapes and other produce, that we fully reserved in 2011, when the grower was declared bankrupt. We continue to aggressively negotiate recovery.
We provided seller financing in the 2009 sale of the former joint venture that sourced bananas and pineapples from the Philippines for sale in the Middle East and Asia. The financing for the sale of this joint venture is a note that is receivable in equal installments through 2019. As of March 31, 2015, payments are current on this note receivable.
Note 5 – Inventories
Inventories consist of the following:

(In thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Finished goods	$73,375	$65,084	$64,956
Growing crops	77,155	75,412	79,119
Raw materials, supplies and other	58,517	56,811	68,319
	$209,047	$197,307	$212,394
Note 6 – Debt including Capital Lease Obligations
The carrying values of our debt represent amortized cost and are summarized below with estimated fair values:

	March 31, 2015		December 31, 2014		March 31, 2014
	Carrying Value	Estimated Fair Value[1]	Carrying Value	Estimated Fair Value[1]	Carrying Value	Estimated Fair Value[1]
(In thousands)
7.875% Senior Secured Notes due 2021	$190,162	$210,000	$412,483	$447,000	$412,249	$462,000
4.25% Convertible Senior Notes due 2016	44,158	49,000	176,431	200,000	167,006	201,000
2015 ABL	6,000	6,000	—	—	—	—
2013 ABL Revolver	—	—	—	—	5,000	5,000
2013 ABL Term Loan	—	—	4,875	4,800	6,000	6,000
Capital lease obligations[2]	41,444	41,000	41,891	41,800	42,477	42,000
Other debt	4,975	4,000	6,541	6,500	6,541	6,000
Less current portion	(3,290)		(4,703)		(4,169)
Total long-term debt and capital lease obligations	$283,449		$637,518		$635,104

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
On January 21, 2015, we redeemed $139 million of the 7.875% Notes at 107.875% of the principal amount (plus accrued and unpaid interest) recording a loss on debt extinguishment of $14 million related to premium and deferred financing cots write-offs. On January 23, 2015, we redeemed an additional $43 million of the 7.875% Notes at 103% of the principle amount (plus accrued and unpaid interest) recording a loss on debt extinguishment of $2 million related to premium and deferred financing costs. On February 6, 2015, we redeemed an additional $43 million of the 7.875% Notes at 103% of the principle amount (plus accrued and unpaid interest) recording a loss on debt extinguishment of $2 million related to premium and deferred financing costs.
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
Upon a change of control of CBII, CBII and CBL (or a third party on their behalf) was required to make an offer to purchase the notes at 101% of their principal amount, plus accrued interest.
4.25% CONVERTIBLE SENIOR NOTES
Our $200 million of 4.25% Convertible Senior Notes due 2016 ("Convertible Notes") were previously convertible at an initial conversion rate of 44.5524 shares of common stock per $1,000 in principal amount, equivalent to an initial conversion price of approximately $22.45 per share of common stock. The conversion rate was subject to adjustment based on certain dilutive events, including stock splits, stock dividends and other distributions (including cash dividends) in respect of the common stock. Holders of the Convertible Notes may tender their notes for conversion between May 15 and August 14, 2016, in multiples of $1,000 in principal amount, without limitation. Prior to May 15, 2016, holders of the Convertible Notes could tender the notes for conversion only under certain circumstances, in accordance with their terms.
The change in control that occurred on January 6, 2015 constituted a Fundamental Change under the Convertible Notes indenture, which required us to offer to repurchase the Convertible Notes at a price of 100% of the principal amount of the Notes to be repurchased. The offer was extended on January 14, 2015 to holders of record as of February 1, 2015, with payment on February 15, 2015. Because the payment date was the same date as the next regularly scheduled interest payment, holders received the regularly scheduled interest payment and no additional accrued interest. Holders of $151 million principal amount ($138 million carrying value) of Convertible Notes accepted this offer, after which $49 million of Convertible Notes remain outstanding and will continue to accrue interest until maturity. Early repayment resulted in a $17 million loss primarily due to the remaining unamortized discount on the Convertible Notes at the time of repurchase and was recorded in February 2015. See further information regarding the change in control in Note 2.
The carrying amounts of the debt component of the Convertible Notes are as follows:

(In thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Principal amount of debt component[1]	$49,071	$200,000	$200,000
Unamortized discount	(4,913)	(23,569)	(32,994)
Net carrying amount of debt component	$44,158	$176,431	$167,006

[1]
As of December 31, 2014 and March 31, 2014, the Convertible Notes' "if-converted" value did not exceed their principal amount because our common stock price was below the conversion price of the Convertible Notes. The March 31, 2015 principal amount was reduced due to the repurchased Convertible Notes during the first quarter of 2015. See above for further discussion.

The interest expense related to the Convertible Notes was as follows:

	Quarter Ended March 31,
(In thousands)	2015	2014
4.25% coupon interest	$1,323	$2,125
Amortization of deferred financing fees	58	117
Amortization of discount on the debt component	2,091	2,956
Total interest expense related to the Convertible Notes	$3,472	$5,198
ASSET-BASED LENDING FACILITY
On February 5, 2015 we replaced our existing Asset Based Lending Facility ("2013 ABL") with a new 5-year, $150 million Asset Based Lending Facility ("2015 ABL"). Existing cash was used to repay the $5 million outstanding term loan ("2013 ABL Term Loan") balance under the 2013 ABL and to pay the $3 million of financing fees associated with the 2015 ABL. Revolving availability under the 2015 ABL is based on a borrowing base calculation based on specified advance rates against the value of domestic accounts receivable, certain inventory and certain domestic machinery and equipment, with the potential for additional advances against foreign receivables. The borrowing base includes up to $19.55 million in borrowing capacity based on specified advance rates against the value of certain domestic machinery and equipment (the "Fixed Asset Sub-Line"), which Fixed Asset Sub-Line contains a re-load feature to potentially increase the sub-line to $50 million. The 2015 ABL matures on February 5, 2020. Loans under the 2015 ABL bear interest at a rate equal to LIBOR plus a margin of 1.25% to 1.75%, or Base Rate plus a margin of 0.25% to 0.75%, determined based on levels of borrowing availability reset each fiscal quarter. At March 31, 2015, the weighted average interest rate for the 2015 ABL was LIBOR plus 1.25%, or 1.43%.
Obligations under the 2015 ABL are secured by a first-priority security interest in present and future domestic receivables, inventory, equipment, and substantially all other domestic assets that are not under the first-priority security interest of the 7.875% senior secured notes due 2021 issued by the CBII and CBL on February 5, 2013, all subject to certain exceptions and permitted liens and by a second-priority interest in the existing and after acquired material domestic real estate, certain intellectual property and a pledge of 100% of the stock of substantially all of CBII's and guarantors' domestic subsidiaries and up to 65% of the stock of certain foreign subsidiaries held by CBII, CBL and the guarantors, and proceeds relating thereto.
Under the 2015 ABL, CBL and non-de minimis domestic subsidiaries are borrowers. The facility is guaranteed on a full and unconditional basis by CBII and limited domestic subsidiaries of CBII, with the potential for additional guarantees or borrowers by foreign subsidiaries of CBII.
The 2015 ABL contains a fixed charge coverage ratio covenant which only becomes applicable when availability (as defined under such facility) is less than the greater of (i) 10% of the line cap (established under such facility) and (ii) $10 million. The 2015 ABL also contains a covenant requiring CBII and its subsidiaries to maintain substantially all its cash in accounts that are subject to the control of the collateral agent under the 2015 ABL, which only becomes applicable when (a) one of certain specified event of defaults under the facility occurs and is continuing or (b) availability (as defined under such facility) is less than the greater of (i) 10% of the line cap (as defined under such facility) or (ii) $10 million, in either case (i) or (ii) for five consecutive business days. The 2015 ABL also contains other customary affirmative and negative covenants, including limitations of our ability to make distributions and pay dividends.
At March 31, 2015, we had $6 million in borrowings under the 2015 ABL, which were subsequently repaid in April 2015. We had $97 million of availability under the 2015 ABL after $25 million was used to support letters of credit.
At March 31, 2015, we were in compliance with the 2015 ABL and its other agreements and expect to remain in compliance for at least the next twelve months.
BUILD-TO-SUIT LEASE FOR MIDWEST SALAD PLANT CONSOLIDATION
In June 2012, we entered into a 20-year lease agreement for a salad production and warehousing facility in the Midwest that replaced three existing facilities in the region. The lease agreement contains two 5-year extension periods. The plant was phased into service during 2013, and the construction costs were finalized on March 31, 2014 resulting in an interest rate of 6.3% to calculate the capital lease liability and future payments. Lease payments will increase annually based on CPI. The total liability related to this facility was $41 million and $42 million at March 31, 2015 and March 31, 2014, respectively, of which approximately $1 million was current at each of those dates.
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
Most of our foreign operations use the U.S. dollar as their functional currency. As a result, balance sheet translation adjustments due to currency fluctuations are recognized currently in "Cost of sales." To reduce the resulting volatility, through December 2014, we also entered into 30-day euro forward contracts each month to economically hedge the net monetary assets exposed to euro exchange rates and reduce the resulting volatility. We did not enter into 30-day euro forward contracts during the quarter ended March 31, 2015. These 30-day euro forward contracts are not designated as hedging instruments, and gains and losses on these forward contracts are recognized currently in "Cost of sales" as follows:

	Quarter ended March 31,
(In thousands)	2015	2014
Losses on 30-day euro forward contracts	N/A	$(212)
Losses from fluctuations in the value of the net monetary assets exposed to euro exchange rates	$(10,944)	(2,351)
To minimize the volatility that changes in fuel prices can have on our operating results, we maintain a fuel surcharge program on sales in North America, and we enter into bunker fuel forward contracts (swaps) that allow us to lock in fuel prices for our European shipping rotations up to three years in advance. These bunker fuel forward contracts are designated as cash flow hedging instruments.
In connection with the 2015 ABL further discussed in Note 6, we were required to settle hedge contracts with one counterparty before their maturity because the counterparty was not a lender under the 2015 ABL. The contracts were settled for less than $1 million, net, and represented forward contracts for 17,460 metric tons of bunker fuel at an average rate of $562.92 per metric ton, average rate forward contracts for €18 million at a weighted average rate of $1.37 per euro, and an average rate collar (average rate put option at $1.35 per euro combined with an average rate call option at $1.43 per euro) for €2 million.
At March 31, 2015, our hedge portfolio was comprised of the following outstanding positions, which were all designated as cash flow hedges:

	Notional Amount	Contract Average Rate/Price	Settlement Period[1]
Currency derivatives:
Purchased euro put options	€89 million	$1.36/€	2015
Sold euro call options	€89 million	$1.40/€	2015

3.5% Rotterdam Barge fuel derivatives:
Bunker fuel forward contracts	27,520 mt	$554/mt	2015

[1]
Settlement periods for bunker fuel forward contracts and currency derivatives are through September 2015. Certain positions were net settled on February 5, 2015 in connection with entering into the 2015 ABL as described above.

Activity related to our derivative assets and liabilities designated as hedging instruments is as follows:

	2015		2014
(In thousands)	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Currency Hedge Portfolio	Bunker Fuel Forward Contracts
Balance at beginning of year	$23,735	$(15,990)	$(5,014)	$988
Realized (gains) losses included in net income[1]	(16,773)	8,775	1,229	(175)
Purchases (sales), net[2]	—	—	277	—
Changes in fair value	18,017	(104)	(323)	(1,447)
Balance at March 31	$24,979	$(7,319)	$(3,831)	$(634)

[1]	(Gains) losses realized from the settled currency and bunker fuel forward hedge contracts prior to maturity are included in the first quarter of 2015. See discussion above.

[2]
Purchases (sales) represent the cash premiums paid upon the purchase of euro put options or received upon the sale of euro call options. Bunker fuel and currency forward contracts require no up-front cash payment and have an initial fair value of zero; settlements on the forward contracts (swaps) occur upon their maturity.

Deferred net gains (losses) in "Accumulated other comprehensive income (loss)" at March 31, 2015 are expected to be reclassified into income as follows (in thousands):

Expected Period of Recognition	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Total
2015	$24,660	$(7,290)	$17,370
The following tables summarize the effect of our derivatives designated as cash flow hedging instruments on OCI and earnings:

	Quarter ended March 31, 2015			Quarter ended March 31, 2014
(In thousands)	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Total	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Total
Gain (loss) recognized in OCI on derivative (effective portion)	$18,427	$(153)	$18,274	$80	$(1,126)	$(1,046)
Gain (loss) reclassified from accumulated OCI into income (effective portion)[1]	16,978	(8,775)	8,203	(1,027)	175	(852)
Loss recognized in income on derivative (ineffective portion)[1]	—	49	49	—	(321)	(321)

[1]
Both the gain (loss) reclassified from "AOCI" into income (effective portion) and the gain (loss) recognized in income on derivative (ineffective portion), if any, are included in "Net sales" for the currency hedge portfolio and "Cost of sales" for bunker fuel forward contracts.

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

The following table summarizes financial assets and liabilities carried at fair value, including derivative instruments on a gross basis, and the location of these instruments on the Condensed Consolidated Balance Sheets as of March 31, 2015, December 31, 2014 and March 31, 2014
:

		Assets (Liabilities)	Fair Value Measurements Using
(In thousands)		at Fair Value	Level 1	Level 2	Level 3

March 31, 2015
Derivatives recorded in "Other current assets":
Currency hedge portfolio	Gross amounts of recognized assets	$25,052	$—	$25,052	$—
Currency hedge portfolio	Gross amounts offset in the balance sheets	(73)	—	(73)	—
Bunker fuel forward contracts	Gross amounts offset in the balance sheets	(7,319)	—	(7,319)	—
	Net amount recorded in other current assets	17,660	—	17,660	—
March 31, 2015		$17,660	$—	$17,660	$—

December 31, 2014
Derivatives recorded in "Other current assets":
Currency hedge portfolio	Gross amounts of recognized assets	$10,215	$—	$10,215	$—
Currency hedge portfolio	Gross amounts offset in the balance sheets	(145)	—	(145)	—
Net amount recorded in other current assets		10,070	—	10,070	—
Derivatives recorded in "Accrued liabilities":
Currency hedge portfolio	Gross amounts offset in the balance sheets	14,103	—	14,103	—
Currency hedge portfolio	Gross amounts of recognized liabilities	(438)	—	(438)	—
Bunker fuel forward contracts	Gross amounts offset in the balance sheets	(15,990)	—	(15,990)	—
Net amount recorded in accrued liabilities		(2,325)	—	(2,325)	—
December 31, 2014		$7,745	$—	$7,745	$—

March 31, 2014
Derivatives recorded in "Investments & other assets, net":
Currency hedge portfolio	Gross amounts of recognized assets	$2,146	$—	$2,146	$—
Currency hedge portfolio	Gross amounts offset in the balance sheets	(1,936)	—	(1,936)	—
Bunker fuel forward contracts	Gross amounts of recognized assets	373		373
Bunker fuel forward contracts	Gross amounts offset in the balance sheets	(166)		(166)
Net amount recorded in investments & other assets, net		417	—	417	—
Derivatives recorded in "Accrued liabilities":
Currency hedge portfolio	Gross amounts offset in the balance sheets	2,937	—	2,937	—
Currency hedge portfolio	Gross amounts of recognized liabilities	(6,978)	—	(6,978)	—
Bunker fuel forward contracts	Gross amounts offset in the balance sheets	317	—	317	—
Bunker fuel forward contracts	Gross amounts of recognized liabilities	(1,158)	—	(1,158)	—
30-day euro forward contracts	Gross amounts of recognized liabilities	(162)	—	(162)	—
	Net amount recorded in accrued liabilities	(5,044)	—	(5,044)	—
March 31, 2014		$(4,627)	$—	$(4,627)	$—
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
Note 9 – Pension and Severance Benefits
Net pension expense from our defined benefit and severance plans are primarily comprised of severance plans covering Central American employees and consists of the following:

	Quarter ended March 31,
(In thousands)	2015	2014
Service cost	$1,958	$1,855
Interest on projected benefit obligation	1,347	1,390
Expected return on plan assets	(328)	(330)
Recognized actuarial loss	252	268
Amortization of prior service cost	32	32
Defined benefit and severance plan expense	$3,261	$3,215
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

AOCI Component	Line Items Affected by Reclassifications from AOCI in the Condensed Consolidated Statements of Operations	(Income) / expense reclassified from AOCI for the quarter ended March 31,
		2015	2014
Currency translation	Other income (expense), net	$602	$252
Currency hedge portfolio derivatives	Net sales	(16,978)	1,027
Bunker fuel forward contracts	Cost of sales	8,775	(175)
Prior service cost and recognized actuarial loss amortization related to pensions*		284	300
* These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 9 for further details.
The changes in the components of accumulated other comprehensive income, net of tax, for the quarter ended March 31, 2015 were as follows:

(In thousands)	Net cumulative currency translation gains (losses)	Net unrealized losses on qualifying cash flow hedges	Net unrecognized losses related to pension and severance plans (1)	Total
Balance at December 31, 2014	$(290)	$7,299	$(27,091)	$(20,082)
Other comprehensive income (loss) before reclassifications	2	18,274	2,172	20,448
Amounts reclassified from accumulated other comprehensive income	602	(8,203)	284	(7,317)
Net current-period other comprehensive income	604	10,071	2,456	13,131
Balance at March 31, 2015	$314	$17,370	$(24,635)	$(6,951)
(1) Net of deferred tax asset of $521 thousand and $401 thousand as of March 31, 2015 and December 31, 2014, respectively.
The changes in the components of accumulated other comprehensive income, net of tax, for the quarter ended March 31, 2014 were as follows:

(In thousands)	Net cumulative currency translation gains (losses)	Net unrealized losses on qualifying cash flow hedges	Net unrecognized losses related to pension and severance plans (1)	Total
Balance at December 31, 2013	$(469)	$(5,654)	$(19,660)	$(25,783)
Other comprehensive income (loss) before reclassifications	16	(1,046)	(342)	(1,372)
Amounts reclassified from accumulated other comprehensive income	252	852	300	1,404
Net current-period other comprehensive income	268	(194)	(42)	32
Balance at March 31, 2014	$(201)	$(5,848)	$(19,702)	$(25,751)
(1) Net of deferred tax liability of $271 thousand and $530 thousand as of March 31, 2014 and December 31, 2013, respectively.
Note 11 – Income Taxes
The effective tax rates were (10.9)% and (32.1)% for the quarters ended March 31, 2015 and 2014, respectively. We record income taxes using an estimated annual effective tax rate for interim reporting. Under the annual effective tax rate method, jurisdictions with a projected loss where no tax benefit can be recognized are excluded from the calculation of the estimated annual effective tax rate.
The effective tax rates for the quarters ended March 31, 2015 and 2014 were impacted by the mix in earnings among domestic and foreign jurisdictions, losses in various jurisdictions and certain discrete items. Many of these foreign jurisdictions have tax rates that are lower than the U.S. statutory rate, and we continue to maintain full valuation allowances on net deferred tax assets in certain of these foreign jurisdictions. The effective tax rates for the quarters ended March 31, 2015 and 2014 were also impacted by our continuing to maintain a full valuation allowance on U.S. net deferred tax assets.
As previously disclosed, the tax authority in Ecuador is challenging the transfer pricing practices of major banana exporters and has assessed $23 million of income taxes, penalties and interest related to transfer pricing from 2008 through 2010 and $5 million of statutorily required profit sharing related to transfer pricing from 2010. Other tax years remain open and under audit and may result in additional assessments before the matter is resolved. We believe appropriate transfer pricing was used and that more likely than not, we will succeed upon appeal. Therefore, we do not have unrecognized tax benefits related to this matter included in our March 31, 2015, December 31, 2014 or March 31, 2014 balance sheets.
Note 12 – Advertising and Promotion Expense
Advertising and certain promotion expenses are included in "Selling, general and administrative" in the Condensed Consolidated Statements of Operations and were $9 million and $7 million for the quarters ended March 31, 2015 and 2014, respectively.

Note 13 – Stock-Based Compensation
Upon change in control on January 6, 2015, all unvested stock awards including restricted stock units ("RSU's"), Long Term Incentive Plan ("LTIP") awards and performance restricted stock units ("PRSU's") for performance periods ending after 2014 vested, where applicable, and became payable according to change in control provisions of the stock plans. The change-in-control vesting resulted in a total payout of $37 million, for the quarter ended March 31, 2015. We plan to cancel all stock plans, subject to Board approval. Stock-based compensation expense totaled $16 million and $2 million for the quarters ended March 31, 2015 and 2014, respectively. See Note 2 for further details.
Also in January 2015, the employment of Edward F. Lonergan, former President and Chief Executive Officer of CBII, terminated pursuant to a qualifying termination under his employment agreement, and the employment of Rick P. Frier, former Executive Vice President and Chief Financial Officer, Kevin R. Holland, former Executive Vice President and Chief People Officer, and James E. Thompson, former Executive Vice President, General Counsel Secretary, terminated pursuant to resignation for good reason under their change in control severance agreements. In connection with these executive terminations, $7 million of expense was recognized in January, all of which was paid prior to March 31, 2015.
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
Financial information for each segment follows:

	Quarter Ended March 31,
(In thousands)	2015	2014
Net sales:
Bananas	$471,003	$501,531
Salads and Healthy Snacks	230,233	229,611
Other Produce	24,095	30,848
	$725,331	$761,990
Operating income (loss):
Bananas	$28,577	$20,689
Salads and Healthy Snacks	10,901	(3,485)
Other Produce	2,042	95
Corporate costs[1]	(54,450)	(16,711)
	$(12,930)	$588

[1]
Includes $48 million and $6 million of transaction costs for the quarters ended March 31, 2015 and 2014, respectively, related to the Merger Agreement and the terminated Fyffes plc. strategic combination.

Note 15 – Commitments and Contingencies
We and our subsidiaries are party to a variety of legal claims and proceedings in the ordinary course of business. Except as disclosed below, we have assessed the likelihood of these claims resulting in a material liability to be remote.
We had an accrual of $3 million, $4 million and $4 million, related to contingencies and legal proceedings in Europe at each of March 31, 2015, December 31, 2014, and March 31, 2014, respectively. In addition, we recorded $4 million in the fourth quarter of 2014 related to a contingent reimbursement obligation related to the 2004 sale of our former Colombian operations, which was recorded in "Other income (expense), net." While other contingent liabilities described below may be material to the financial statements, we have determined that losses in these matters are not probable and have not accrued any other amounts. Regardless of their outcomes, we have paid, and will likely continue to incur, significant legal and other fees to defend ourselves in these proceedings, which may significantly affect our financial statements.

COLOMBIA-RELATED MATTERS
Tort Lawsuits. Between June 2007 and March 2011, nine civil tort lawsuits were filed against us by Colombian nationals in U.S. federal courts. These lawsuits assert claims under various state and federal laws, including the Alien Tort Statute (the "ATS lawsuits"). The over 6,000 plaintiffs in the ATS lawsuits claim to be persons injured, or family members or legal heirs of individuals allegedly killed or injured, by armed groups that received payments from the company's former Colombian subsidiary. We had voluntarily disclosed these payments to the U.S. Department of Justice as having been made by the subsidiary to protect its employees from risks to their safety if the payments were not made. This self-disclosure led to our 2007 plea to one count of Engaging in Transactions with a Specially-Designated Global Terrorist Group without having first obtained a license from the U.S. Department of Treasury's Office of Foreign Assets Control. The plaintiffs claim that, as a result of such payments, we should be held legally responsible for the alleged injuries. Eight of the ATS lawsuits seek unspecified compensatory and punitive damages, as well as attorneys' fees and costs, with one seeking treble damages and disgorgement of profits without explanation. The other ATS lawsuit contains a specific demand of $10 million in compensatory damages and $10 million in punitive damages for each of the several hundred alleged victims in that suit. We also have received requests to participate in mediation in Colombia concerning similar claims, which could be followed by litigation in Colombia. All of the ATS lawsuits have been centralized in the U.S. District Court for the Southern District of Florida for consolidated or coordinated pretrial proceedings (the "MDL Court"). We believe the plaintiffs' claims are without merit and are defending ourselves vigorously.
Between June 2011 and March 2012, the MDL Court dismissed certain of the plaintiffs' claims, but allowed the plaintiffs to move forward with other claims. An interlocutory appeal was allowed, and, in July 2014, the Eleventh Circuit reversed the MDL Court's denial of our motion to dismiss and remanded the case for entry of an order dismissing the ATS and other federal claims. In February 2015, the MDL Court entered partial final judgment in our favor, the result of which is that the only remaining claims in the ATS lawsuits are the plaintiffs’ Colombian law claims against the company and claims against certain former officers and directors of the company that were not a part of the appeal. In December 2014, the plaintiffs filed a petition for certiorari with the U.S. Supreme Court seeking review of the Eleventh Circuit decision. In April 2015, the Supreme Court denied that petition. We believe we have strong defenses to the plaintiffs' remaining claims. On March 9, 2015, the company and the individual defendants filed motions to dismiss the remaining claims in the ATS lawsuits on forum non conveniens and other grounds. Those motions are pending.
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
In February 2010, our motion to dismiss one of the ATA lawsuits was granted in part and denied in part and in March 2012, our motions to dismiss the other ATA lawsuits were denied. In November 2012, one of the ATA lawsuits was dismissed after the parties reached a confidential settlement agreement. In July 2013, we filed a motion for reconsideration of the court's order denying our motions to dismiss the ATA lawsuits and that motion is pending. In January 2015, the court granted our motion in part and denied it in part, refusing to dismiss all of the ATA claims and ordering that the ATA lawsuits may proceed to discovery. In February 2015, the court issued an order setting a discovery schedule in the ATA lawsuits and a trial date of May 1, 2017. We believe we have strong defenses to the remaining claims in the ATA lawsuits.
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
As of March 31, 2015, National Union had paid us $12 million as reimbursement for defense costs. This sum, and an additional $1 million of interest, is being deferred in "Accrued Liabilities" on the Condensed Consolidated Balance Sheet because National Union asserts that it is entitled to obtain reimbursement of this amount from us based on the outcome of its appeal in the coverage case. In June 2014, after remand from the Ohio Court of Appeals, the trial court ruled that National

Union is entitled to reimbursement of the defense costs that it has already paid. The company has appealed that ruling and secured a stay of the judgment ordering us to reimburse National Union pending the appeal.
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
Under Italian law, the amounts claimed in the Trento, Alessandria, Aosta and Genoa cases became due and payable notwithstanding the pending appeals. Deposits made in these cases are deferred in "Investments and other assets, net" on the

Condensed Consolidated Balance Sheets pending resolution of the appeals process. A summary of claims and deposits paid as of March 31, 2015 is as follows:

	Claim (In millions)	Interest and Penalties Claimed (In millions)	Total Claim (In millions)	Deposits Paid Pending Appeal (In millions)
Trento	€3.3	€3.3	€6.6	€6.6
Following the decisions in Trento, Chiquita Italia is entitled to claim reimbursement of approximately €5.5 million of the deposited amounts plus interest (or to apply to deposit requirements in other matters).

Alessandria	€0.3	€0.2	€0.5	€0.5	Deposits paid in 36 equal installments ended March 2012.
Aosta	€1.2	€1.1	€2.3	€2.3	Monthly deposit payments of €34 thousand began in November 2012. In December 2013 €589 thousand was applied from the Tax assessment of 2004 payments.
Genoa (Resolved favorably)	€7.4	€1.0	€8.4	€0.0
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

Customs Tax Assessment for 2004/2005	€19.4	€10.2	€29.6	€18.7
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
CONSUMPTION TAX REFUNDS
We have and have had several open cases seeking the refund of certain consumption taxes paid between 1980 and 1990 in various Italian jurisdictions. As gain contingencies, these refunds and any related interest are recognized when realized and all gain contingencies have been removed. In January 2012, we received €20 million ($22 million) related to a favorable decision from a court in Salerno, Italy. The claim is not considered resolved or realized, as the decision has been appealed to a higher court. Consequently, the receipt of cash has been deferred in "Other liabilities" on the Condensed Consolidated Balance Sheets. Decisions

in one jurisdiction have no binding effect on pending claims in other jurisdictions and all unresolved claims may take years to resolve. If we were to lose on appeal, we may be required to repay the consumption tax refunds received with interest.
Note 16 – Related Party Transactions
On February 5, 2015, in connection with the partial extinguishment of the 7.875% Notes and the Convertible Notes as described in Note 6, CBII entered into a related party loan with its shareholder, Cavendish US Corporation. At March 31, 2015, the related party loan totaled $238 million, represented by Tranche A for $44 million, Tranche B for $44 million and Tranche C for $151 million. All three Tranches of the related party loan are unsecured and payable in full, plus accrued and unpaid interest, on May 6, 2020. This related party loan bears interest payable quarterly at LIBOR plus 100 basis points, or 1.18% at current rates, for the first two years and thereafter at LIBOR plus 500 basis points, or 5.18% at current rates. Under the terms of the agreement, net cash proceeds from certain asset sales may be required to repay balances under the loan.
At March 31, 2015, we had balances of $6 million and less than $1 million in Accounts Payable and Accrued Liabilities, respectively, representing obligations to Parent arising in the normal course of business.
In addition to the debt activity with its shareholder as described above, CBII also paid a dividend to Parent in the amount of $45 million as part of the Merger and capital contribution transactions.

Note 17 – New Accounting Standards
New accounting standards that could significantly affect our Condensed Consolidated Financial Statements are summarized as follows:

Standard Name	Issued	Description	Effective Date for Chiquita	Effect on Chiquita's Condensed Consolidated Financial Statements
Imputation of Interest Simplifying the Presentation of Debt Issuance Costs	April 2015 ASU 2015-03	Debt issuance costs related to a recognized debt liability must be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.	Financial statements for fiscal years after December 15, 2015. Early adoption is permitted for statements that have not been previously issued.	We will adopt the new standard in the fiscal year beginning January 1, 2016. We will continue to evaluate the effect of the new standard moving forward.
Amendments to the Consolidation Analysis	February 2015 ASU 2015-02	Modifies the conditions requiring a reporting entity to consolidate certain legal entities related to VIE's, partnerships, and money market funds.	Financial statements for fiscal years after December 15, 2015.	We will adopt the new standard in the fiscal year beginning January 1, 2016. We will continue to evaluate the effect of the new standard moving forward.
Business Combinations: Pushdown Accounting	November 2014 ASU 2014-17	Provides an acquired entity the option to apply pushdown accounting after a change-in-control event, in the reporting period of which the change-in-control event occurred.	Transactions after November 18, 2014.	No effect. We have elected to not apply pushdown accounting following the change in control event in the first quarter of 2015.
Revenue from Contracts with Customers	May 2014 ASU 2014-09	Requires additional considerations for timing and amount of revenue recognition for contract sales with customers.	Retrospective, beginning December 2018. Early adoption is not permitted.
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

Chiquita Brands International, Inc.
Condensed Consolidating Statement of Operations (Unaudited)
Quarter Ended March 31, 2015
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-issuer)	(Co-issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$200,352	$295,017	$472,777	$(242,815)	$725,331
Cost of sales	—	211,948	254,039	399,219	(242,602)	622,604
Selling, general and administrative	3,007	5,303	17,385	23,706	—	49,401
Transaction costs	38,044	4,096	4,620	1,219	—	47,979
Depreciation	—	5,324	5,679	4,932	—	15,935
Amortization	—	—	2,335	7	—	2,342
Equity in losses (earnings) of investees and subsidiaries	(3,488)	(53,968)	(1)	—	57,457	—
Operating income (loss)	(37,563)	27,649	10,960	43,694	(57,670)	(12,930)
Interest income	—	—	—	664	—	664
Interest expense	(3,982)	(4,404)	(676)	(123)	—	(9,185)
Loss on debt extinguishment	(17,112)	(19,100)	—	—	—	(36,212)
Other income (expense), net	—	—	—	(602)	—	(602)
Intercompany interest and other	392	(657)	(116)	168	213	—
Income (loss) before income taxes	(58,265)	3,488	10,168	43,801	(57,457)	(58,265)
Income tax expense	(6,361)	(67)	(4,424)	(712)	5,203	(6,361)
Net income (loss)	$(64,626)	$3,421	$5,744	$43,089	$(52,254)	$(64,626)

Chiquita Brands International, Inc.
Condensed Consolidating Statement of Comprehensive Loss (Unaudited)
Quarter March 31, 2015
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-issuer)	(Co-issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(64,626)	$3,421	$5,744	$43,089	$(52,254)	$(64,626)
Unrealized foreign currency translation gains	—	—	—	2	—	2
Realized losses for foreign currency translation on business disposal reclassified into Other income (expense), net	—	—	—	602	—	602
Net other comprehensive income related to foreign currency translation	—	—	—	604	—	604

Unrealized gains (losses) on derivatives for the period	—	—	—	18,274	—	18,274
Derivative gains reclassified into Net sales	—	—	—	(16,978)	—	(16,978)
Derivative losses reclassified into Cost of sales	—	—	—	8,775	—	8,775
Net other comprehensive income related to derivatives	—	—	—	10,071	—	10,071

Actuarial gains for the period, net of tax	—	—	—	2,172	—	2,172
Amortization included in pension cost	—	103	—	181	—	284
Net other comprehensive income related to defined benefit pension and severance plans	—	103	—	2,353	—	2,456

Other comprehensive income (loss) of investments in subsidiaries	13,131	13,028	—	—	(26,159)	—

Comprehensive income (loss)	$(51,495)	$16,552	$5,744	$56,117	$(78,413)	$(51,495)

Chiquita Brands International, Inc.
Condensed Consolidating Statement of (Operations) (Unaudited)
Quarter Ended March 31, 2014
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-issuer)	(Co-issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$209,044	$293,273	$502,259	$(242,586)	$761,990
Cost of sales	—	202,000	262,872	462,579	(242,199)	685,252
Selling, general and administrative	7,908	3,787	22,172	20,524	—	54,391
Transaction Costs	5,919	—	—	—	—	5,919
Depreciation	—	1,276	6,199	6,024	—	13,499
Amortization	—	—	2,335	6	—	2,341
Equity in losses of investees	95	(7,565)	3,473	—	3,997	—
Operating income (loss)	(13,922)	9,546	(3,778)	13,126	(4,384)	588
Interest income	—	2	33	629	—	664
Interest expense	(5,292)	(9,231)	(884)	(61)	—	(15,468)
Loss on debt extinguishment	—	(521)	—	—	—	(521)
Other income (expense), net	583	109	(451)	(4,522)	387	(3,894)
Income (loss) before income taxes	(18,631)	(95)	(5,080)	9,172	(3,997)	(18,631)
Income tax expense	(5,972)	(343)	1,968	(914)	(711)	(5,972)
Net income (loss)	$(24,603)	$(438)	$(3,112)	$8,258	$(4,708)	$(24,603)

Chiquita Brands International, Inc.
Condensed Consolidating Statement of Comprehensive Loss (Unaudited)
Quarter Ended March 31, 2014
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-issuer)	(Co-issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(24,603)	$(438)	$(3,112)	$8,258	$(4,708)	$(24,603)
Unrealized foreign currency translation gains	—	—	—	16	—	16
Realized losses for foreign currency translation on business disposal reclassified into Other income (expense), net	—	—	—	252	—	252
Net other comprehensive income related to foreign currency translation	—	—	—	268	—	268
						—
Unrealized losses on derivatives for the period	—	—	—	(1,046)	—	(1,046)
Derivative losses reclassified into Net sales	—	—	—	1,027	—	1,027
Derivative gains reclassified into Cost of sales	—	—	—	(175)	—	(175)
Net other comprehensive loss related to derivatives	—	—	—	(194)	—	(194)
						—
Actuarial losses for the period, net of tax	—	—	—	(342)	—	(342)
Amortization included in pension cost	—	104	—	196	—	300
Net other comprehensive income (loss) related to defined benefit pension and severance plans	—	104	—	(146)	—	(42)
						—
Other comprehensive income (loss) of investments in subsidiaries	(220)	(324)	—	—	544	—

Comprehensive income (loss)	$(24,823)	$(658)	$(3,112)	$8,186	$(4,164)	$(24,571)

Chiquita Brands International, Inc.
Condensed Consolidating Balance Sheet (Unaudited)
March 31, 2015
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-Issuer)	(Co-issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and equivalents	$17,581	$4,114	$306	$33,598	$—	$55,599
Trade receivables, less allowances	—	59,021	60,972	126,475	—	246,468
Other receivables, net	—	6,020	4,071	48,302	—	58,393
Inventories	—	10,019	36,682	162,346	—	209,047
Prepaid expenses	443	3,428	6,405	31,591	—	41,867
Other current assets	—	17,660	13,423	503	(7,530)	24,056
Total current assets	18,024	100,262	121,859	402,815	(7,530)	635,430
Property, plant and equipment, net	—	10,141	189,383	185,163	—	384,687
Investments and other assets, net	9,429	9,092	3,967	74,430	—	96,918
Trademarks	—	208,085	38,500	179,500	—	426,085
Goodwill	—	—	18,095	—	—	18,095
Other intangible assets, net	—	—	75,176	27	—	75,203
Investments in and accounts with subsidiaries	1,447,583	1,229,638	3,548	—	(2,680,769)	—
Due from affiliates	80,112	2,184,016	1,628,905	689,847	(4,582,880)	—
Total assets	$1,555,148	$3,741,234	$2,079,433	$1,531,782	$(7,271,179)	$1,636,418

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$—	$—	$1,649	$1,641	$—	$3,290
Accounts payable	3,632	6,307	101,399	137,117	—	248,455
Accrued liabilities	23,001	8,142	51,198	54,487	—	136,828
Total current liabilities	26,633	14,449	154,246	193,245	—	388,573
Long-term debt and capital lease obligations, net of current portion	44,158	196,162	39,553	3,576	—	283,449
Accrued pension and other employee benefits	9,498	6,360	8	62,498	—	78,364
Deferred tax liabilities	993	83,117	27,695	—	(7,530)	104,275
Other liabilities	—	7,777	21,994	41,679	—	71,450
Long-term related parties debt	238,479	—	—	—	—	238,479
Due to affiliates	763,559	1,985,786	1,429,170	404,365	(4,582,880)	—
Total liabilities	1,083,320	2,293,651	1,672,666	705,363	(4,590,410)	1,164,590
Commitments and contingencies
Total shareholders' equity	471,828	1,447,583	406,767	826,419	(2,680,769)	471,828
Total liabilities and shareholders' equity	$1,555,148	$3,741,234	$2,079,433	$1,531,782	$(7,271,179)	$1,636,418

Chiquita Brands International, Inc.
Condensed Consolidating Balance Sheet
December 31, 2014
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-Issuer)	(Co-issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and equivalents	$—	$13,707	$—	$34,453	$—	$48,160
Trade receivables, less allowances	—	49,844	47,579	119,997	—	217,420
Other receivables, net	—	4,383	3,302	59,335	(210)	66,810
Inventories	—	9,657	34,331	153,319	—	197,307
Prepaid expenses	209	5,555	8,193	24,861	—	38,818
Other current assets	—	10,070	11,506	503	(7,530)	14,549
Total current assets	209	93,216	104,911	392,468	(7,740)	583,064
Property, plant and equipment, net	—	15,680	194,362	186,987	—	397,029
Investments and other assets, net	22,032	11,209	4,372	79,150	(6,543)	110,220
Trademarks	—	208,085	38,500	179,500	—	426,085
Goodwill	—	—	18,095	—	—	18,095
Other intangible assets, net	—	—	77,511	34	—	77,545
Investments in and accounts with subsidiaries	1,431,037	1,165,799	1,572	—	(2,598,408)	—
Due from affiliates	84,298	2,377,190	1,537,915	626,343	(4,625,746)	—
Total assets	$1,537,576	$3,871,179	$1,977,238	$1,464,482	$(7,238,437)	$1,612,038

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$—	$1,500	$1,674	$1,529	$—	$4,703
Accounts payable	6,795	7,672	86,010	122,809	—	223,286
Accrued liabilities	31,752	24,308	54,199	48,436	(7,740)	150,955
Total current liabilities	38,547	33,480	141,883	172,774	(7,740)	378,944
Long-term debt and capital lease obligations, net of current portion	176,431	415,858	39,945	5,284	—	637,518
Accrued pension and other employee benefits	14,637	6,549	—	68,195	—	89,381
Deferred tax liabilities	—	83,188	27,720	—	(6,543)	104,365
Due to affiliates	981,225	1,893,148	1,346,665	404,708	(4,625,746)	—
Other liabilities	3,402	7,919	21,979	45,196	—	78,496
Total liabilities	1,214,242	2,440,142	1,578,192	696,157	(4,640,029)	1,288,704
Commitments and contingencies
Total shareholders' equity	323,334	1,431,037	399,046	768,325	(2,598,408)	323,334
Total liabilities and shareholders' equity	$1,537,576	$3,871,179	$1,977,238	$1,464,482	$(7,238,437)	$1,612,038

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

Chiquita Brands International, Inc.
Condensed Consolidating Statement of Cash Flows (Unaudited)
Quarter ended March 31, 2015
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash provided (used) by:
Operating cash flow	$(255,417)	$221,186	$(2,054)	$1,055	$—	$(35,230)

Capital expenditures	—	(94)	(934)	(3,559)	—	(4,587)
Investing activity with subsidiaries	—	(5,095)	—	—	5,095	—
Other, net	—	—	(2)	(233)	—	(235)
Investing cash flow	—	(5,189)	(936)	(3,792)	5,095	(4,822)

Issuances of long-term debt with related party	238,479	—	—	—	—	238,479
Repurchase of Convertible Notes	(146,401)	—	—	—	—	(146,401)
Redemption of 7.875% Notes	—	(222,117)	—	—	—	(222,117)
Repayments of the 2013 ABL Term Loan	—	(4,875)	—	—	—	(4,875)
Borrowings under the 2015 ABL	—	16,000	—	—	—	16,000
Repayments of the 2015 ABL	—	(10,000)	—	—	—	(10,000)
Repayments of long-term debt and capital lease obligations	—	—	(1,799)	(93)	—	(1,892)
Payments for debt modification and issuance costs	—	(2,623)	—	—	—	(2,623)
Payment of stock-based compensation	(36,588)	—	—	—	—	(36,588)
Payment of dividend to related party	(45,374)	—	—	—	—	(45,374)
Proceeds from sale of common stock	154,836	—	—	—	—	154,836
Proceeds from capital contributions	108,046	—	—	—	—	108,046
Financing activity with subsidiaries	—	(1,975)	5,095	1,975	(5,095)	—
Financing cash flow	272,998	(225,590)	3,296	1,882	(5,095)	47,491
Increase (decrease) in cash and equivalents	17,581	(9,593)	306	(855)	—	7,439
Cash and equivalents, beginning of period	—	13,707	—	34,453	—	48,160
Cash and equivalents, end of period	$17,581	$4,114	$306	$33,598	$—	$55,599

Chiquita Brands International, Inc.
Condensed Consolidating Statement of Cash Flows (Unaudited)
Quarter ended March 31, 2014
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating		Company
	(Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Cash provided (used) by:
Operating cash flow	$—	$(2,459)	$(889)	$(4,670)	$—	—	$(8,018)

Capital expenditures	—	(1,067)	(2,244)	(7,374)	—		(10,685)
Investing activity with subsidiaries[1]	—	(5,750)	(2,600)	—	8,350		—
Other, net	—	—	44	(2,763)	—		(2,719)
Investing cash flow	—	(6,817)	(4,800)	(10,137)	8,350		(13,404)

Redemption of 7.875% Notes	—	(10,000)	—	—	—		(10,000)
Borrowings under the 2013 ABL Revolver	—	20,000	—	—	—		20,000
Repayments of the 2013 ABL Revolver	—	(15,000)	—	—	—		(15,000)
Repayments of the 2013 ABL Term Loan	—	(375)	—	—	—		(375)
Repayments of long-term debt and capital lease obligations	—	—	(61)	(15)	—		(76)
Payments for debt modification and issuance costs	—	(20)	—	—	—		(20)
Payments of debt extinguishment costs	—	(300)	—	—	—		(300)
Financing activity with subsidiaries[1]	—	—	5,750	2,600	(8,350)		—
Financing cash flow	—	(5,695)	5,689	2,585	(8,350)		(5,771)
Increase (decrease) in cash and equivalents	—	(14,971)	—	(12,222)	—		(27,193)
Cash and equivalents, beginning of period	—	15,851	—	38,166	—		54,017
Cash and equivalents, end of period	$—	$880	$—	$25,944	$—		$26,824
1 As previously disclosed in our second quarter of 2014 Form 10-Q, $3 million of investing and financing activity between the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries during the first quarter of 2014 has been corrected and is reflected in this condensed consolidating statement of cash flows for the three months ended March 31, 2014.

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations
Change in Ownership
On October 26, 2014, Chiquita entered into an Agreement and Plan of Merger ("Merger Agreement") with Cavendish Global Limited ("Parent"), a private limited company incorporated under the laws of England and Wales and an affiliate of the Cutrale and Safra Groups. The merger was consummated on January 6, 2015, as described in Note 2 to the Condensed Consolidated Financial Statements, with all of Chiquita's outstanding shares being purchased for $14.50 per share and resulting in Cavendish US Corporation, a wholly-owned, indirect subsidiary of Parent, owning 100% of Chiquita.
In the first quarter of 2015, we incurred $48 million of transaction costs, including legal, advisory and other expenses, related to the Merger Agreement.
Under new ownership, we commenced refinancing and restructuring activities in January and February 2015, which are described more fully in Note 2, Note 6 and Note 16 to the Condensed Consolidated Financial Statements. These activities included:

•
Redeeming $224 million principal amount of 7.875% Senior Notes due 2021 funded by equity contributions and related party loans. After the redemptions, $191 million principal amount of these Notes remain outstanding.

•
Repurchasing $151 million principal amount of the Convertible Senior Notes due 2016 funded by related party loans. After the repurchase, $49 million principal amount of these Convertible Notes remain outstanding.

•	Replacing our existing Asset Based Lending Facility with a new 5-year, $150 million Asset Based Lending Facility.

•
Initiating restructuring activities designed to more closely align corporate services with operations and the strategies of new management, and announcing the closure of our headquarters in Charlotte, North Carolina. Total costs associated with these activities are expected to be in the range of $25 million to $40 million.

•	Initiating a reduction in force affecting approximately 300 employees in Latin America and resulting in less than $1 million of additional expense, but $5 million in severance payments.
Operations Overview
In the first quarter of 2015, our core Bananas and Salads and Healthy Snacks businesses both performed above the same period of 2014. Excluding the $48 million of transaction costs described above, our overall operating income during the first quarter of 2015 improved compared with the same period of 2014.
In our Bananas segment, our operating income also improved quarter over quarter. Overall banana volume was lower and foreign exchange fluctuations had an adverse impact on our sales as compared to the first quarter of 2014, partially offset by pricing increases as a result of supply shortages in the market. Our banana segment also benefited from lower fuel costs, shipping and logistics efficiencies, and decreased spot purchases.
Our Salads and Healthy Snacks segment results reflected increased volume in our retail value-added salads and packaging efficiency and pricing actions that took effect during the second half of 2014. This resulted in increased retail value-added salad pricing inclusive of product mix, partially offset by lower sales volume in our healthy snacks and foodservice segments, and lower value chain costs.
Our results are subject to significant seasonal variations and interim results are not indicative of the results of operations for the full fiscal year. Historically, our results during the second half of the year have been weaker than in the first half of the year due to increased availability of competing fruits and resulting lower banana prices, as well as seasonally lower consumption of salads in the fourth quarter. We have made strategic changes to our businesses that we expect to reduce this trend, however the effect of these seasonal variations can vary significantly from year to year. For a further description of our challenges and risks, see the Overview section of Management's Discussion and Analysis of Financial Condition and Results of Operations and Part I - Item 1A - Risk Factors in our 2014 Annual Report on Form 10-K and discussion below.

Operations
We report three business segments: Bananas; Salads and Healthy Snacks; and Other Produce. Segment descriptions and results can be found in Note 14 to the Condensed Consolidated Financial Statements. Certain corporate expenses are not allocated to the reportable segments and are included in "Corporate costs," including costs related to the Merger Agreement and the terminated Fyffes plc. strategic combination. Inter-segment transactions are eliminated. Total amounts may not recalculate due to rounding.

	Quarter Ended March 31,		Better (Worse) Percent Change
(In millions)	2015	2014
Net sales:
Bananas	$471	$502	(6.1)%
Salads and Healthy Snacks	230	230	0.3%
Other Produce	24	31	(21.9)%
	$725	$762	(4.8)%
Cost of sales:
Bananas	$404	$447	9.6%
Salads and Healthy Snacks	194	205	5.4%
Other Produce	23	31	25.8%
Corporate costs	2	2	—%
	$623	$685	9.1%
Operating income (loss):
Bananas	$29	$21	38.1%
Salads and Healthy Snacks	11	(3)	412.8%
Other Produce	2	—	NM
Corporate Costs	(54)	(17)	(225.8)%
	$(13)	$1	NM
Tables may not total or recalculate due to rounding.
QUARTER ENDED MARCH 31, 2015 vs. QUARTER ENDED MARCH 31, 2014
Net Sales. Net sales decreased on a consolidated basis by 4.8%. In our Bananas segment, the decrease in net sales was driven by lower volume in North America and Core Europe (defined below) as a result of lower retail volume due to weather conditions and the impact from foreign exchange offset slightly by higher banana pricing.
Salads and Healthy Snacks segment sales remained flat, year over year, as a result of increased retail volume, improved product mix, the increased pricing action implemented in July 2014 and more efficient use of trade spend, offset by a decline in sales volume for the healthy snacks and food service segments.
Other produce sales decreased primarily as a result of weather conditions.
Cost of Sales. Cost of sales decreased 9.1% on a consolidated basis. The primary drivers of lower costs were reduced weather impacts as compared to the first quarter of 2014, lower fruit volumes in 2015 and lower fuel costs.
In our bananas business, cost of sales decreased due to lower spot purchases and improved productivity as a result of reduced weather impacts in our growing regions in Central America as compared to 2014 and supply shortages in our operating markets. We continue to prioritize price over volume in our markets, resulting in fewer spot market purchases and incremental cost savings from supply constraints.
In our Salads and Healthy Snacks segment, cost of sales decreased significantly in the first quarter of 2015 as compared to 2014 due to decreased fuel costs and improved growing conditions from reduced weather impacts on logistic and raw supply costs.
Other produce cost of sales decreased due to lower volume.
Operating Income. As a result of the items discussed above, our segments' operating income was higher than the first quarter of 2014, however this was offset by additional Corporate costs driven by the $48 million of transaction costs in connection with the Merger Agreement. Excluding transaction costs, Corporate costs improved due to lower legal fees, medical cost reductions and staffing and operating efficiencies. Corporate costs represent expenses not allocated to the reportable segments, including certain selling, general and administrative costs.
Additional detail of the variances are included in the segment discussion below.
BANANA SEGMENT - NET SALES, COST OF SALES AND OPERATING INCOME ANALYSIS

Better (Worse)
(In millions)	Q1
2014 Banana segment net sales	$502
Global pricing and geographic product mix	21
Volume	(38)
Average European exchange rates including the effect of hedging	(13)
Other	(1)
2015 Banana segment net sales	$471

(Better) Worse
(In millions)	Q1
2014 Banana segment cost of sales	$447
Volume	(27)
Sourcing and logistics costs[1]	(22)
Average European exchange rates	8
Tariffs	(2)
2015 Banana segment cost of sales	$404

[1]
Sourcing costs include the costs of producing fruit in our owned operations and purchasing fruit from third party growers. Logistics costs are significantly affected by source locations of fruit, fuel prices and scale efficiencies. Bunker fuel hedges include $9 million and less than $1 million of hedging losses in the first quarters of 2015 and 2014, respectively.

Better (Worse)
(In millions)	Q1
2014 Banana segment operating income	$21
Change in Banana segment net sales from above	(31)
Change in Banana segment cost of sales from above	43
Selling, general and administrative expenses	(4)
2015 Banana segment operating income	$29

BANANA SEGMENT METRICS
Volume. Our banana sales volumes1 in 40-pound box equivalents were as follows:

(In millions, except percentages)	Q1 2015	Q1 2014	% Change
North America	17.9	18.4	(2.8)%
Europe and the Middle East:
Core Europe[2]	8.3	8.6	(3.3)%
Mediterranean[3]	1.3	2.7	(50.5)%
Middle East	1.2	0.9	33.5%
Europe and the Middle East	10.8	12.2	(11.0)%
Total volume	28.7	30.6	(6.1)%

[1]	Volume sold represents all banana varieties, including Chiquita to Go, Chiquita minis, organic bananas and plantains.

[2]	Core Europe includes the 28 member states of the European Union, Switzerland, Norway and Iceland. Banana sales in Core Europe are primarily in euros but also include other European currencies.

[3]	Mediterranean markets are mainly European and Mediterranean countries that do not belong to the European Union.
Pricing. Year-over-year percentage changes in our banana prices for 2015 compared to 2014 were as follows:

Q1
North America[1]	2.7%

Core Europe:
Local currency	5.8%
Currency exchange impact	(12.7)%
Core Europe U.S. Dollar Basis[2]	(6.9)%
Mediterranean	(5.8)%
Middle East	7.8%
Europe and the Middle East	(8.6)%

[1]	North America pricing includes surcharges to recover fuel-related, increases in paper and other costs.

[2]	Prices on a U.S. dollar basis exclude the effect of hedging.

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

(Dollars per euro)	Q1 2015	Q1 2014	% Change
Euro average exchange rate, spot	$1.12	$1.37	(18.2)%
Euro average exchange rate, hedged	1.27	1.36	(6.6)%
Year over year increases (decreases) in our results related to the effect of European currency was as follows:

(In millions)	Q1
Net sales:
Change in euro exchange rate	$(31)
Change in realized hedging gain (loss)[1]	19
Effect on net sales	(12)
Local costs increase	9
Change in balance sheet translation loss[2]	(8)
Net effect on operating income (loss)	$(11)
Table may not total or recalculate due to rounding.

[1]	First quarter hedging gain was $17 million in 2015 versus a loss of $1 million in the same period of 2014.

[2]
We discontinued entering into 30-day euro forward contracts to economically hedge the balance sheet translation in December 2014. First quarter balance sheet translation was a net loss of $11 million and $3 million in 2015 and 2014, respectively.

BANANA SEGMENT - OTHER INFORMATION
Import Regulations. Bananas imported into the European Union ("EU") from Latin America, our primary source of fruit, are subject to a tariff, while bananas imported from African, Caribbean and Pacific sources continue to enter the EU tariff-free. In 2009, the EU and 11 Latin American countries reached the World Trade Organization ("WTO") Geneva Agreement on Trade in Bananas ("GATB"), under which the EU agreed to reduce tariffs on Latin American bananas annually, from €176 per metric ton ending with a rate of €114 per metric ton by 2019. The GATB resulted in tariff rates per metric ton of €143 in 2011, €136 in 2012 and €132 in 2013, 2014, and 2015, with further tariff reductions to resume in 2016. The EU also signed a WTO agreement with the United States, under which it agreed not to reinstate WTO-illegal tariff quotas or discriminatory licensing practices on banana imports.
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
On July 17, 2014, the EU also closed a trade agreement with Ecuador, which still needs to be ratified by the governments before it takes effect. The agreement grants bananas from Ecuador roughly the same reduced EU tariffs and country-specific volumes that the EU-Colombia FTA grants to bananas from Colombia. Because the full agreement has not yet been disclosed, it is not yet clear whether any of its other provisions will affect bananas. It is also not clear if or when the EU-Ecuador agreement will be ratified, but the governments are projecting that implementation will occur in mid-2016. Until the governments fully disclose and implement all of the agreement's banana provisions the agreement's effect on our operations, if any, will remain unclear.
Concentration of Risk. Our primary markets are in North America and Europe, but we also have sales in the Middle East and other markets. The majority of our sales in the Middle East are in Iran under license from the U.S. government that allows sale of food products to non-sanctioned parties. These sales to Iranian customers are in U.S. dollars and represent $7 million, $8 million and $14 million of "Trade receivables, less allowances" on the Condensed Consolidated Balance Sheet as of March 31, 2015, December 31, 2014 and March 31, 2014, respectively. Even though the sales in Iran are permitted, the international sanctions against Iran affected the ability of Iranian customers to pay invoices within terms because it became difficult for them to obtain U.S. dollars, euros or other suitable currencies in sufficient quantity on a regular basis. Over the course of 2012, our receivable balance with these customers increased, and we have established payment plans with each of these customers to reduce their balances. Certain customers have so far been able to find acceptable methods of payment to comply with their payment plans. However, some customers have not, and as a result, we recorded a reserve of $9 million in 2012, with an additional $2 million in 2013 as a result of further delinquency and other repayment risk. We source bananas from the Philippines for sale in the Middle East under a committed-volume, long term purchase contract with a former joint venture partner through 2016. To mitigate risk, we have reduced the amount of volume being sent to the Middle East and have developed customers in other Middle Eastern markets. However, Iran remains an important market for our Philippine-sourced bananas.
SALADS AND HEALTHY SNACKS SEGMENT - NET SALES, COST OF SALES & OPERATING INCOME ANALYSIS

Better (Worse)
(In millions)	Q1
2014 Salads and Healthy Snacks segment net sales	$230
Pricing including mix:
Retail value-added salads	4
Healthy snacks, foodservice and other	1
Volume:
Retail value-added salads	7
Healthy snacks, foodservice and other	(9)
Processed fruit ingredient products, primarily volume	(1)
Other	(2)
2015 Salads and Healthy Snacks segment net sales	$230

(Better) Worse
(In millions)	Q1
2014 Salads and Healthy Snacks cost of sales	$205
Volume:
Retail value-added salads	6
Healthy snacks, foodservice and other	(7)
Mix:
Retail value-added salads	4
Healthy snacks, foodservice and other	1
Industry input and manufacturing costs:
Retail value-added salads	(9)
Healthy snacks, foodservice and other	(2)
Processed fruit ingredient products, primarily volume	(3)
Other	(1)
2015 Salads and Healthy Snacks cost of sales	$194

Better (Worse)
(In millions)	Q1
2014 Salads and Healthy Snacks segment operating income	$(3)
Change in Salads and Healthy Snacks segment cost of sales from above	11
Selling, general and administrative, including marketing	3
2015 Salads and Healthy Snacks segment operating income	$11
SALADS AND HEALTHY SNACKS SEGMENT METRICS
Volume and average price per case for our retail value-added salads was as follows:

(In millions, except percentages)	Q1 2015	Q1 2014	% Change
Volume of 12-count cases	12.7	12.4	2.9%
Average price per case including mix[1]			5.4%

[1]	Average price per case includes fuel-related and other surcharges. Fuel surcharges generally reset quarterly based on the previous quarter's average fuel index prices.
INTEREST AND LOSS ON DEBT EXTINGUISHMENT
Interest expense was $9 million and $15 million for the quarters ended March 31, 2015 and 2014, respectively. Loss on debt extinguishment in the first quarter of 2015 includes losses of $19 million from the redemptions of $224 million of the 7.875% Senior Secured Notes due 2021 ("7.875% Notes") and losses of $17 million from the repurchases of $151 million of the 4.25% Convertible Senior Notes due 2016 ("Convertible Notes").
Loss on debt extinguishment in the first quarter of 2014 relates to the redemption of $10 million of the 7.875% Notes on January 31, 2014.
OTHER INCOME (EXPENSE), NET
In the first quarter of 2015, we disposed of an African sourcing business for the bananas segment resulting in a loss of less than $1 million, which was recorded in "Other income (expense), net."
In the first quarter of 2014, we disposed of a non-core healthy snacking business in Europe, resulting in a loss of $3 million, which was recorded in "Other income (expense), net". Of this loss, $1 million related to cash payments upon disposal. This business represented approximately $2 million in annual net sales and had an insignificant effect on operating income.
INCOME TAXES
Income taxes were a net expense of $6 million for each of the quarters ended March 31, 2015 and 2014. For the quarters ended March 31, 2015 and 2014 the difference in the overall effective tax rate from the U.S. statutory rate is due to the existence of valuation allowances in the U.S. and other jurisdictions, as well as the mix of earnings across various jurisdictions and discrete tax items. See further details in Note 11 to the Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
We believe that our cash position, cash flow generated by operations and borrowing capacity under our 2015 ABL (defined below) and related party borrowing availability will provide sufficient cash reserves and liquidity to fund our working capital needs, capital expenditures and debt service requirements for at least twelve months. At March 31, 2015, we had $6 million of borrowings under the 2015 ABL Revolver (described below), under which $97 million was available after $25 million was used to support letters of credit. A subsidiary has a committed credit line of approximately €7 million ($8 million) for bank guarantees used primarily for payments due under import licenses and duties in European countries as of the date of this filing. We have €8 million ($9 million) of cash equivalents in compensating balance arrangements related to this committed credit line.
In January and February 2015, we redeemed $224 million of the 7.875% Notes, of which $85 million and $139 million were redeemed at 103% and 107.875% of the principal amount, plus accrued and unpaid interest to the redemption date, respectively. In accordance with the terms of the indenture of the 7.875% Notes, the change in control that occurred on January 6, 2015 required us to offer to repurchase the remaining $191 million principal amount of the 7.875% Notes at 101% of the principal amount, plus accrued and unpaid interest to the redemption date. Accordingly, we issued a tender offer for these notes where an insignificant amount were tendered. The change in control also required us to offer to repurchase the Convertible Notes, and on February 15, 2015, we repurchased $151 million principal amount of the Convertible Notes at a price of 100% of the principal amount plus accrued and unpaid interest through the redemption date. These repurchases together with the payout of approximately $37 million for unvested stock awards were financed with $192 million of net capital contributions and $238 million of related party loans from Cavendish US Corporation, the parent of Chiquita. These related party loans bear interest payable quarterly at LIBOR plus 100 basis points, or 1.18% at current rates, for the first two years and thereafter at LIBOR plus 500 basis points, or 5.18% at current rates.
On February 5, 2015 we replaced our existing Asset Based Lending Facility ("2013 ABL") with a new 5-year, $150 million Asset Based Lending Facility ("2015 ABL"). Existing cash was used to repay the $5 million outstanding term loan balance under the 2013 ABL and to pay the $3 million of financing fees associated with the 2015 ABL. Revolving availability under the 2015 ABL is based on a borrowing base calculation based on specified advance rates against the value of domestic accounts receivable, certain inventory and certain domestic machinery and equipment, with the potential for additional advances against foreign receivables.
See the description and terms of the debt redemptions and repurchases that occurred during the first quarter of 2015 in Note 6 and for the terms of the related equity contributions and related party debt in Note 2 and Note 16 to the Condensed Consolidated Financial Statements.
Cash used by operations was $35 million and $8 million for the quarters ended March 31, 2015 and 2014, respectively. Changes in cash flow from operations were driven by payments for transaction costs and changes in working capital primarily driven by inventory.
Cash flow used in investing activities includes capital expenditures of $5 million and $11 million for the quarters ended March 31, 2015 and 2014, respectively.
Depending on fuel prices, we can have significant obligations or amounts receivable under our bunker fuel forward arrangements, although we would expect any liability or asset from these arrangements to be offset by the purchase price of fuel. At March 31, 2015, December 31, 2014 and March 31, 2014, our bunker fuel forward contracts were a net liability of $7 million, $16 million and less than $1 million, respectively. Depending on euro exchange rates, we can have significant obligations or amounts receivable under our euro-based currency hedging contracts, although we would expect any liability or asset from these contracts to be more than offset by an increase in the dollar realization of the underlying euro-denominated sales. At March 31, 2015, December 31, 2014 and March 31, 2014, our euro-based currency hedging contracts were a net asset (liability) of $25 million, $24 million and $(4) million, respectively. The amount ultimately due or receivable will depend upon fuel prices for our bunker fuel forward arrangements or the exchange rate for our euro-based hedging contracts at the dates of settlement. See Quantitative and Qualitative Disclosures About Market Risk below and Note 7 and Note 8 to the Condensed Consolidated Financial Statements for further information about our hedging activities. We expect operating cash flows will be sufficient to cover hedging obligations, if any.
We face certain contingent liabilities which are described in Note 15 to the Condensed Consolidated Financial Statements; in accordance with generally accepted accounting practices, reserves have not been established for most of the ongoing matters, even when we have been required to deposit payments to preserve our right to appeal some of the Italian customs and tax cases. In connection with these contingent liabilities, we have been required to deposit payments in installments totaling €40 million ($43 million) through 2019 to preserve our right to appeal the customs and tax assessments. Of these assessments, we have deposited €29 million ($32 million) through March 31, 2015, which is included in "Investments and other assets, net" on the Consolidated Balance Sheet pending resolution of the appeals process. Based on rulings described in Note 15 to the Consolidated Financial Statements, approximately €2 million ($2 million) deposited for customs and tax assessments in Genoa was applied to deposit requirements in other jurisdictions. The remaining installment plans call for annual deposit payments of approximately €4 million ($5 million) 2015 through 2016, €4 million ($4 million) in 2017 and less than €1 million ($1 million) in 2018 and 2019; however, if we ultimately prevail in these cases, any deposits we have made are also expected to be refunded with interest. Because court rulings have varied, we have not been assessed in similar matters in other jurisdictions, but may be required to make additional payments based on future appeals or court rulings. We presently expect that we would use existing cash and borrowing resources together with operating cash flow to satisfy any such liabilities. It is possible that in future periods we could have to pay damages or other amounts in excess of the installment plans, the exact amount of which would be at the discretion of the applicable court or regulatory body.
Also as described in Note 15 to the Condensed Consolidated Financial Statements, in connection with a court judgment against one of our insurance carriers, National Union, we have received $12 million through March 31, 2015 from National Union for defense costs in certain matters. This sum, and an additional $1 million of interest, is being deferred in "Accrued Liabilities" on the Condensed Consolidated Balance Sheet because National Union asserts that it is entitled to obtain reimbursement of this amount from us based on the outcome of its appeal in the coverage case. In June 2014, after remand from the Ohio Court of Appeals, the trial court ruled that National Union is entitled to reimbursement of the defense costs that it has already paid plus interest. The company has appealed that ruling and secured a stay of the judgment ordering us to reimburse National Union pending the appeal.

At March 31, 2015, we were in compliance with each of our debt instruments and expect to remain in compliance for at least twelve months.
Risks of International Operations
We operate in many foreign countries, including Central and South America, Europe, and the Middle East. Our global activities are subject to risks inherent in operating in these countries, including government regulation, currency restrictions, fluctuations and other restraints, import and export restrictions, burdensome taxes, additional tax assessments in foreign jurisdictions, risks of expropriation, threats to employees, political and economic instability, terrorist activities including extortion, and risks of U.S. and foreign governmental action in relation to us. Under certain circumstances, we might need to curtail, cease or alter our activities in a particular region or country. Trade restrictions apply to certain countries like Iran and Syria, that require U.S. government authorization for sales there; notwithstanding the broad trade sanctions against these countries, under current U.S. law and licenses issued thereunder, we are authorized to sell food products to specific customers in these countries. In order to avoid transactions with parties subject to trade restrictions, we screen parties to our transactions against relevant trade sanctions lists. Our operations in some Central American countries are dependent upon leases and other agreements with the governments of these countries.
See Note 15 to the Condensed Consolidated Financial Statements for a further description of legal proceedings and other risks including, in particular, (1) the civil litigation and investigations relating to payments made by our former Colombian subsidiary to a Colombian paramilitary group and (2) customs and tax proceedings in Italy.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates described in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Reference is made to the discussion under Management's Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Management – Financial Instruments in our 2014 Annual Report on Form 10-K. As of March 31, 2015, the only material changes from the information presented in the Form 10-K are contained in the information provided below.
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
At April 24, 2015, we had:

•
Average rate collars for approximately 30% of our expected net sales through September 2015 that protect from a decline in the exchange rate below $1.34 per euro and limit the benefit of an increase in the exchange rate above $1.42 per euro.

•	Average rate forwards and synthetic average rate forwards that lock in the value of the euro for approximately 30% of our expected net sales through September 2015 at $1.37 per euro.
Our shipping operations are exposed to the risk of rising fuel prices. To reduce the risk of rising fuel prices, we maintain a fuel surcharge program on sales in North America, and we enter into bunker fuel forward contracts (swaps) that allow us to lock in fuel prices for our European shipping rotation up to three years in the future. Bunker fuel forward contracts can offset increases in market fuel prices or can result in higher costs from declines in market fuel prices, but in either case can reduce the volatility of changing fuel prices on our results. The price we pay to ship bananas and other produce in container equipment on board third parties' container ships includes an adjustment for fuel costs that is not subject to our hedging program. At March 31, 2015, we had a deferred loss on bunker fuel hedges included in Accumulated other comprehensive income (loss) ("AOCI") of $7 million that is expected to increase our cost of bunker fuel in 2015 and represent coverage for expected fuel purchases of approximately 80%.
We carry hedging instruments at fair value on our Condensed Consolidated Balance Sheets. The fair value of the currency hedge portfolio and bunker fuel forward contracts was a net asset (liability) of of $18 million, $8 million and $(4) million at March 31, 2015, December 31, 2014, and March 31, 2014, respectively. A hypothetical 10% increase in the euro currency rates would have resulted in a decline in fair value of the currency hedge portfolio of approximately $10 million at March 31, 2015. However, we expect that any loss on these put and call options would be more than offset by an increase in the dollar realization of the underlying sales denominated in foreign currencies. A hypothetical 10% decrease in bunker fuel rates would result in a decline in fair value of the bunker fuel forward contracts of approximately $1 million at March 31, 2015. However, we expect that any decline in the fair value of these contracts would be offset by a decrease in the cost of underlying fuel purchases.
See Note 7 to the Condensed Consolidated Financial Statements for additional discussion of our hedging activities. See Note 8 to the Condensed Consolidated Financial Statements for additional discussion of fair value measurements.
DEBT INSTRUMENTS
Although the Condensed Consolidated Balance Sheets do not present debt at fair value, we have a significant amount of fixed-rate debt whose fair value could fluctuate as a result of changes in prevailing market rates. At March 31, 2015, we had $240 million principal balance of fixed-rate debt, which included the 7.875% Notes and the 4.25% Convertible Senior Notes. The $49 million principal balance of the Convertible Notes is greater than their $44 million carrying value due to the accounting standards for convertible notes such as ours that are described in Note 6 to the Condensed Consolidated Financial Statements. The $191 million principal balance of the 7.875% Notes is greater than their $190 million carrying value due to the related discount that will be amortized over the life of the 7.875% Notes. A hypothetical 0.50% increase in interest rates would have resulted in a decline in the fair value of our fixed-rate debt of approximately $5 million at March 31, 2015.
We are exposed to interest rate risk on our variable rate debt, which is primarily the outstanding balance under our related party loan with Cavendish US Corporation. We had approximately $291 million of variable rate debt at March 31, 2015 (see Notes 6 and 16 to the Condensed Consolidated Financial Statements). A 1% change in interest rates would result in a change to interest expense of approximately $3 million annually.
Item 4 – Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, are (a) accumulated and communicated to our management to allow timely decisions regarding required disclosure and (b) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. An evaluation was carried out by management, with the participation of the Chief Executive Officer, Bananas, Chief Executive Officer, Fresh Express and Chiquita Fruit Solutions, and Chief Financial Officer, of the effectiveness as of March 31, 2015 of our disclosure controls and procedures as defined in

Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer, Bananas, Chief Executive Officer, Fresh Express and Chiquita Fruit Solutions, and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of that date.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes during the quarter ended March 31, 2015 in our internal control over financial reporting, as defined in Rule 13a-15f under the Exchange Act that have materially affected or are reasonably likely to affect our internal control over financial reporting.

PART II – Other Information
Item 1 – Legal Proceedings
The information included in Note 15 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q regarding the Colombia Related Matters and the Italian Customs and Tax Cases is incorporated by reference into this Item. Reference is made to the discussion under “Part 1, Item 3 - Legal Proceedings - Personal Injury Cases” in our Annual Report on Form 10-K for the year ended December 31, 2014. Regarding the DBCP cases pending in Costa Rica, in March 2015, approximately 527 additional Costa Rican plaintiffs filed claims in Costa Rica. The Company believes that most, if not all of these plaintiffs had filed DBCP claims in California in 2004 and voluntarily dismissed those claims in approximately February 2013.
Item 1A – Risk Factors
For a discussion of risk factors attributable to our business, refer to Part 1, Item 1A, “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to the risk factors disclosed in the Annual Report.
Item 6 – Exhibits
Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officers
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

CHIQUITA BRANDS INTERNATIONAL, INC.

By:	/s/ Darcilo Santos
Darcilo Santos
Chief Financial Officer
May 14, 2015