Form 10-Q
period 2015-06-30
CHIQUITA BRANDS INTERNATIONAL INC
filed 2015-08-12
CIK 101063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The registrant is a privately held corporation and has no voting or non-voting common equity held by non-affiliates. As of August 12, 2015, there were 10,679,368 shares of common stock outstanding.

Chiquita Brands International, Inc.

PART I – Financial Information
Item 1 – Financial Statements
Chiquita Brands International, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Net sales	$776,647	$825,847	$1,501,978	$1,587,837
Cost of sales	638,240	716,307	1,260,851	1,401,559
Selling, general and administrative	41,481	54,955	90,882	109,346
Transaction costs	11,661	2,753	59,640	8,672
Depreciation	12,951	13,089	28,886	26,588
Amortization	2,342	2,342	4,684	4,683
Equity in earnings of investees	(176)	(332)	(183)	(332)
Operating income	70,148	36,733	57,218	37,321
Interest income	638	641	1,302	1,305
Interest expense	(9,381)	(15,299)	(18,566)	(30,767)
Loss on debt extinguishment	—	—	(36,212)	(521)
Other income (expense), net	(953)	(242)	(1,555)	(4,136)
Income before income taxes	60,452	21,833	2,187	3,202
Income tax expense	(864)	(3,997)	(7,225)	(9,969)
Net income (loss)	$59,588	$17,836	$(5,038)	$(6,767)
See Notes to Condensed Consolidated Financial Statements.

Chiquita Brands International, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Net income (loss)	$59,588	$17,836	$(5,038)	$(6,767)
Unrealized foreign currency translation gains (losses)	—	(1)	2	15
Realized (gains) losses for foreign currency translation on business disposal reclassified into Other income (expense), net	(43)	—	559	252
Net other comprehensive income (loss) related to foreign currency translation	(43)	(1)	561	267

Unrealized gains (losses) on derivatives for the period	(2,270)	4,441	16,004	3,395
Derivative (gains) losses reclassified into Net sales	(13,829)	1,020	(30,807)	2,047
Derivative (gains) losses reclassified into Cost of sales	3,465	(61)	12,240	(236)
Net other comprehensive income (loss) related to derivatives	(12,634)	5,400	(2,563)	5,206

Actuarial gains (losses) for the period, net of $0, $0, $120 and $259, respectively, of income tax benefit	1,095	(563)	3,267	(905)
Amortization included in pension cost	315	296	599	596
Net other comprehensive income (loss) related to defined benefit pension and severance plans	1,410	(267)	3,866	(309)
	(11,267)	5,132	1,864	5,164
Comprehensive income (loss)	$48,321	$22,968	$(3,174)	$(1,603)
See Notes to Condensed Consolidated Financial Statements.

Chiquita Brands International, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)	June 30, 2015	December 31, 2014	June 30, 2014
ASSETS
Current assets:
Cash and equivalents	$145,295	$48,160	$54,513
Trade receivables, less allowances of $17,529, $14,438 and $19,545, respectively	246,324	217,420	271,895
Other receivables, net	60,535	66,810	60,575
Inventories	205,632	197,307	211,311
Prepaid expenses	39,765	38,818	39,139
Other current assets	11,820	14,549	7,396
Total current assets	709,371	583,064	644,829
Property, plant and equipment, net	377,570	397,029	399,862
Investments and other assets, net	97,057	110,220	109,747
Trademarks	426,085	426,085	426,085
Goodwill	18,095	18,095	18,095
Other intangible assets, net	72,861	77,545	82,229
Total assets	$1,701,039	$1,612,038	$1,680,847
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$3,263	$4,703	$4,610
Accounts payable	271,887	223,286	251,579
Accrued liabilities	155,574	150,955	169,261
Total current liabilities	430,724	378,944	425,450
Long-term debt and capital lease obligations, net of current portion	277,957	637,518	632,492
Accrued pension and other employee benefits	77,125	89,381	80,274
Deferred tax liabilities	100,198	104,365	106,784
Other liabilities	72,242	78,496	59,593
Long-term related parties debt	238,479	—	—
Total liabilities	1,196,725	1,288,704	1,304,593
Commitments and contingencies
Shareholders' equity:
Common stock, $.01 par value (10,679,368, 47,112,311 and 46,916,600 shares outstanding, respectively)	107	471	469
Capital surplus	1,014,241	845,392	843,082
Accumulated deficit	(491,816)	(502,447)	(446,678)
Accumulated other comprehensive loss	(18,218)	(20,082)	(20,619)
Total shareholders' equity	504,314	323,334	376,254
Total liabilities and shareholders' equity	$1,701,039	$1,612,038	$1,680,847
See Notes to Condensed Consolidated Financial Statements.

Chiquita Brands International, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	Six Months Ended June 30,
(In thousands)	2015	2014
Cash provided (used) by:
OPERATIONS
Net loss	$(5,038)	$(6,767)
Depreciation and amortization	33,570	31,271
Noncash portion of loss on debt extinguishment	22,735	521
Repayment of original issuance discounts	(6,161)	—
Reserve for trade receivables	4,238	—
Amortization of discount on Convertible Notes	2,935	6,003
Amortization of gain on sale of the shipping fleet	—	(6,290)
Stock-based compensation	16,165	3,419
Changes in current assets and liabilities and other	16,780	10,026
Operating cash flow	85,224	38,183
INVESTING
Capital expenditures	(10,443)	(25,322)
Other, net	(212)	(978)
Investing cash flow	(10,655)	(26,300)
FINANCING
Issuances of long-term debt with related party	238,479	—
Repurchase of Convertible Notes	(146,401)	—
Redemption of 7.875% Notes	(222,117)	(10,000)
Borrowings under the 2013 ABL Revolver	—	24,000
Repayments of the 2013 ABL Revolver	—	(24,000)
Repayments of the 2013 ABL Term Loan	(4,875)	(750)
Borrowings under the 2015 ABL	16,000	—
Repayments of the 2015 ABL	(16,000)	—
Repayments of long-term debt and capital lease obligations	(2,367)	(146)
Payments for debt modification and issuance costs	(2,631)	(191)
Payments of debt extinguishment costs	—	(300)
Payment of stock-based compensation	(36,588)	—
Payment of dividend to related party	(45,374)	—
Proceeds from sale of common stock	154,836	—
Proceeds from capital contributions	89,604	—
Advance from related party	18,445	—
Repayment of advance from related party	(18,445)	—
Financing cash flow	22,566	(11,387)
Increase (decrease) in cash and equivalents	97,135	496
Cash and equivalents, beginning of period	48,160	54,017
Cash and equivalents, end of period	$145,295	$54,513
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
Note 2 – Change in ownership
SHARE PURCHASE AND CHANGE IN CONTROL
On October 26, 2014, Chiquita Brands International, Inc. ("CBII" or "Chiquita") entered into an Agreement and Plan of Merger ("Merger Agreement") with Cavendish Global Limited (now known as Chiquita Holdings Ltd., "Parent"), a private limited company incorporated under the laws of England and Wales, and Cavendish Acquisition Corporation ("Merger Sub"). Parent and Merger Sub are affiliates of the Cutrale and Safra Groups. Under the Merger Agreement, a Tender Offer commenced for the purchase of all shares of CBII common stock for $14.50 per share. On January 6, 2015, Merger Sub accepted for payment 39,791,364 shares that were validly tendered (not including 1,748,335 shares tendered pursuant to notices of guaranteed delivery), which represented approximately 84.46% of the outstanding shares of CBII, which triggered a change in control. Because the Parent and affiliates did not own more than 90% of the shares of CBII as a result of the Tender Offer, the Top-Up Option under the Merger agreement was exercised on January 6, 2015, whereby 41,286,271 Top-Up shares were issued at $14.50 per share in exchange for a promissory note such that Parent and affiliates controlled at least 90% of the shares of CBII. Parent then completed a short-form merger in accordance with New Jersey law, converting each share issued and outstanding into the right to receive $14.50, except for shares owned by the Parent and affiliates. Shares of CBII were delisted from public trading on the New York Stock Exchange before market open on January 7, 2015. Immediately following the short-form merger, Merger Sub merged into CBII with CBII being the surviving entity. Any treasury shares were immediately canceled and the promissory note resulting from the Top-Up Option was eliminated. Following the merger, 1,000 shares of CBII stock remained outstanding and were held by Cavendish US Corporation (now known as Chiquita US Corporation, "Chiquita US"), a Delaware corporation and wholly owned, indirect subsidiary of Parent. All required consents to the change in control under debt agreements, leases and other matters were obtained prior to January 6, 2015, the date of the change in control.
To complete the transaction, $746 million of cash was contributed by Chiquita US, to Merger Sub, from which $683 million was paid to shareholders of Chiquita, $37 million was used to pay for previously unvested stock compensation that became vested upon change in control, and the remaining $26 million became part of CBII's cash balance when Merger Sub merged with CBII.
RESTRUCTURING AND PLANNED HEADQUARTERS CLOSURE
We announced on January 14, 2015 that all of our operational departments and remaining corporate services will be transitioned from Charlotte, North Carolina to other locations closer to customers and operations. The transition is expected to be completed over a period of twelve to eighteen months from the announcement date.
Total costs associated with the transition are anticipated to be in the range of $25 million to $40 million and are primarily related to: employee severance and relocation; the liability associated with the sub-letting or exit of our corporate headquarters office space in Charlotte; non-cash write-off of leasehold improvements and office equipment of approximately $10 million to $12 million; and the repayment of all $3 million of relocation incentives received in connection with our 2012 move to Charlotte. As of June 30, 2015, approximately $26 million had been incurred related to the transition. Severance costs will be expensed over the requisite service periods and paid when employees have completed their required service, and the relocation and other costs will be expensed and paid as incurred. The remaining liability and cost associated with the corporate office in

Charlotte including potentially subletting the space, will be determined and recorded as we cease to use the space. The write-off of leasehold improvements and office equipment will be expensed over an accelerated estimated remaining life of 12-18 months. An accrual for the repayment obligation for incentives received from our 2012 relocation to Charlotte was included in our 2014 results as a component of "Transaction costs."
TRANSACTION COSTS
In connection with the Merger Agreement and the terminated Fyffes plc. strategic combination, we incurred legal, advisory and other expenses totaling $12 million and $3 million for the quarters ended June 30, 2015 and 2014, respectively and $60 million and $9 million for the six months ended June 30, 2015 and 2014, respectively.
INCOME TAX CONSIDERATIONS
The change in control results in certain limitations on our ability to use net operating loss carryforwards ("NOLs") in the U.S. Because we have full valuation allowances on these NOLs, these limitations do not result in income tax expense.
Note 3 – Business Disposals
In the second quarter of 2015, we finalized the closure of a dormant distribution business in Singapore for an immaterial amount, which was recorded in "Other income (expense), net."
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
Note 4 – Trade and Finance Receivables
TRADE RECEIVABLES
Our primary markets are in North America and Europe, but we also have sales in the Middle East and other markets. The majority of our sales in the Middle East are in Iran under license from the U.S. government that allows sale of food products to non-sanctioned parties. Sales to Iranian customers are in U.S. dollars and represent $6 million, $8 million and $12 million of "Trade receivables, less allowances" on the Condensed Consolidated Balance Sheet as of June 30, 2015, December 31, 2014 and June 30, 2014, respectively. Even though the sales in Iran are permitted, the international sanctions against Iran affected the ability of Iranian customers to pay invoices within terms because it became difficult for them to obtain U.S. dollars, euros or other suitable currencies in sufficient quantity on a regular basis. Over the course of 2012, our receivable balance with these customers increased, and we have established payment plans with each of these customers to reduce their balances. Certain customers have so far been able to find acceptable methods of payment to comply with their payment plans. However, some customers have not, and as a result, we recorded a reserve of $9 million in 2012, an additional $2 million in 2013, and another $2 million in 2015 as a result of further delinquency and other repayment risk. We source bananas from the Philippines for sale in the Middle East under a committed-volume, long term purchase contract with a former joint venture partner through 2016. To mitigate risk, we have reduced the amount of volume being sent to the Middle East and have developed customers in other Middle Eastern markets. However, Iran remains an important market for our Philippine-sourced bananas.
FINANCE RECEIVABLES
Finance receivables were as follows:

	June 30, 2015		December 31, 2014		June 30, 2014
(In thousands)	Grower Receivables	Seller Financing	Grower Receivables	Seller Financing	Grower Receivables	Seller Financing
Gross receivable	$32,437	$23,491	$36,089	$25,629	$34,012	$25,327
Reserve	(31,660)	—	(32,074)	—	(32,777)	—
Net receivable	$777	$23,491	$4,015	$25,629	$1,235	$25,327

Current portion, net	$777	$4,928	$4,015	$4,740	$1,235	$4,148
Long-term portion, net	—	18,563	—	20,889	—	21,179
Net receivable	$777	$23,491	$4,015	$25,629	$1,235	$25,327

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
During the six months ended June 30, 2015, there was no significant activity in the reserve for grower receivables balance. The gross grower receivable balance in each period primarily relates to advances to a former Chilean grower of grapes and other produce, that we fully reserved in 2011, when the grower was declared bankrupt. We continue to aggressively negotiate recovery.
We provided seller financing in the 2009 sale of the former joint venture that sourced bananas and pineapples from the Philippines for sale in the Middle East and Asia. The financing for the sale of this joint venture is a note that is receivable in equal installments through 2019. As of June 30, 2015, payments are current on this note receivable.
Note 5 – Inventories
Inventories consist of the following:

(In thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Finished goods	$70,155	$65,084	$69,411
Growing crops	76,702	75,412	74,356
Raw materials, supplies and other	58,775	56,811	67,544
	$205,632	$197,307	$211,311
Note 6 – Debt including Capital Lease Obligations
The carrying values of our debt represent amortized cost and are summarized below with estimated fair values:

	June 30, 2015		December 31, 2014		June 30, 2014
	Carrying Value	Estimated Fair Value[1]	Carrying Value	Estimated Fair Value[1]	Carrying Value	Estimated Fair Value[1]
(In thousands)
7.875% Senior Secured Notes due 2021	$190,277	$205,000	$412,483	$447,000	$412,325	$455,000
4.25% Convertible Senior Notes due 2016	45,002	45,000	176,431	200,000	170,053	200,000
2013 ABL Term Loan	—	—	4,875	4,800	5,625	5,000
Capital lease obligations[2]	40,970	40,900	41,891	41,800	42,558	42,000
Other debt	4,971	4,900	6,541	6,500	6,541	6,000
Less current portion	(3,263)		(4,703)		(4,610)
Total long-term debt and capital lease obligations	$277,957		$637,518		$632,492

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
On January 21, 2015, we redeemed $139 million of the 7.875% Notes at 107.875% of the principal amount (plus accrued and unpaid interest) recording a loss on debt extinguishment of $14 million related to premium and deferred financing costs write-offs. On January 23, 2015, we redeemed an additional $43 million of the 7.875% Notes at 103% of the principle amount (plus accrued and unpaid interest) recording a loss on debt extinguishment of $2 million related to premium and deferred financing costs. On February 6, 2015, we redeemed an additional $43 million of the 7.875% Notes at 103% of the principle amount (plus accrued and unpaid interest) recording a loss on debt extinguishment of $2 million related to premium and deferred financing costs.
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
Upon a change of control of CBII, CBII and CBL (or a third party on their behalf) was required to make an offer to purchase the notes at 101% of their principal amount, plus accrued interest. This offer was made but no notes were tendered.
4.25% CONVERTIBLE SENIOR NOTES
Our $200 million of 4.25% Convertible Senior Notes due 2016 ("Convertible Notes") were previously convertible at an initial conversion rate of 44.5524 shares of common stock per $1,000 in principal amount, equivalent to an initial conversion price of approximately $22.45 per share of common stock. The conversion rate was subject to adjustment based on certain dilutive events, including stock splits, stock dividends and other distributions (including cash dividends) in respect of the common stock. Holders of the Convertible Notes may tender their notes for conversion between May 15 and August 14, 2016, in multiples of $1,000 in principal amount, without limitation. Prior to May 15, 2016, holders of the Convertible Notes could have tendered the notes for conversion only under certain circumstances, in accordance with their terms.
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
The carrying amounts of the debt component of the Convertible Notes are as follows:

(In thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Principal amount of debt component[1]	$49,071	$200,000	$200,000
Unamortized discount	(4,069)	(23,569)	(29,947)
Net carrying amount of debt component	$45,002	$176,431	$170,053

[1]
As of December 31, 2014 and June 30, 2014, the Convertible Notes' "if-converted" value did not exceed their principal amount because our common stock price was below the conversion price of the Convertible Notes. The June 30, 2015 principal amount was reduced due to the repurchased Convertible Notes during the first quarter of 2015. See above for further discussion.

The interest expense related to the Convertible Notes was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
4.25% coupon interest	$522	$2,125	$1,845	$4,250
Amortization of deferred financing fees	28	117	86	235
Amortization of discount on the debt component	844	3,046	2,935	6,003
Total interest expense related to the Convertible Notes	$1,394	$5,288	$4,866	$10,488
RELATED PARTY LOAN
In connection with the partial extinguishment of the 7.875% Notes and the Convertible Notes as described above, CBII entered into a related party loan that totaled $238 million with its shareholder Chiquita US, as further discussed in Note 16.
ASSET-BASED LENDING FACILITY
On February 5, 2015 we replaced our existing Asset Based Lending Facility ("2013 ABL") with a new 5-year, $150 million Asset Based Lending Facility ("2015 ABL"). Existing cash was used to repay the $5 million outstanding term loan ("2013 ABL Term Loan") balance under the 2013 ABL and to pay the $3 million of financing fees associated with the 2015 ABL. Revolving availability under the 2015 ABL is based on a borrowing base calculation based on specified advance rates against the value of domestic accounts receivable, certain inventory and certain domestic machinery and equipment, with the potential for additional advances against foreign receivables. The borrowing base includes up to $19.55 million in borrowing capacity based on specified advance rates against the value of certain domestic machinery and equipment (the "Fixed Asset Sub-Line"), which Fixed Asset Sub-Line contains a re-load feature to potentially increase the sub-line to $50 million. The 2015 ABL matures on February 5, 2020. Loans under the 2015 ABL bear interest at a rate equal to LIBOR plus a margin of 1.25% to 1.75%, or Base Rate plus a margin of 0.25% to 0.75%, determined based on levels of borrowing availability reset each fiscal quarter. At June 30, 2015, the weighted average interest rate for the 2015 ABL was LIBOR plus 1.25%, or 1.44%.
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
At June 30, 2015, we had no borrowings under the 2015 ABL. We had $93 million of availability under the 2015 ABL after $25 million was used to support letters of credit.
At June 30, 2015, we were in compliance with the 2015 ABL and its other agreements and expect to remain in compliance for at least the next twelve months.
BUILD-TO-SUIT LEASE FOR MIDWEST SALAD PLANT CONSOLIDATION
In June 2012, we entered into a 20-year lease agreement for a salad production and warehousing facility in the Midwest that replaced three existing facilities in the region. The lease agreement contains two 5-year extension periods. The plant was phased into service during 2013, and the construction costs were finalized on March 31, 2014. As of April 1, 2015 an interest rate of 6.4% is used to calculate the capital lease liability and future payments. Lease payments increase annually based on CPI. The total liability related to this facility was $41 million, $41 million and $42 million at June 30, 2015, December 31, 2014 and June 30, 2014, respectively, of which approximately $1 million was current at each of those dates.

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
Most of our foreign operations use the U.S. dollar as their functional currency. As a result, balance sheet translation adjustments due to currency fluctuations are recognized currently in "Cost of sales." To reduce the resulting volatility, through December 2014, we also entered into 30-day euro forward contracts each month to economically hedge the net monetary assets exposed to euro exchange rates and reduce the resulting volatility. We did not enter into 30-day euro forward contracts during the six months ended June 30, 2015. These 30-day euro forward contracts are not designated as hedging instruments, and gains and losses on these forward contracts were recognized in "Cost of sales" as follows:

	Quarter ended June 30,		Six months ended June 30,
(In thousands)	2015	2014	2015	2014
Gains (losses) on 30-day euro forward contracts	N/A	$471	N/A	$259
Gains (losses) from fluctuations in the value of the net monetary assets exposed to euro exchange rates	$3,602	(1,595)	$(7,342)	(3,946)
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

At June 30, 2015, our hedge portfolio was comprised of the following outstanding positions, which were all designated as cash flow hedges:

	Notional Amount	Contract Average Rate/Price	Settlement Period[1]
Currency derivatives:
Purchased euro put options	€34 million	$1.34/€	2015
Sold euro call options	€34 million	$1.39/€	2015

3.5% Rotterdam Barge fuel derivatives:
Bunker fuel forward contracts	12,700 mt	$549/mt	2015

[1]
Settlement periods for bunker fuel forward contracts and currency derivatives are through September 2015. Certain positions were net settled on February 5, 2015 in connection with entering into the 2015 ABL as described above.

Activity related to our derivative assets and liabilities designated as hedging instruments is as follows:

	2015		2014
(In thousands)	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Currency Hedge Portfolio	Bunker Fuel Forward Contracts
Balance at beginning of year	$23,735	$(15,990)	$(5,014)	$988
Realized (gains) losses included in net income[1]	(16,773)	8,775	1,229	(175)
Purchases (sales), net[2]	—	—	277	—
Changes in fair value	18,017	(104)	(323)	(1,447)
Balance at March 31	$24,979	$(7,319)	$(3,831)	$(634)
Realized (gains) losses included in net income	(13,659)	3,465	1,414	(61)
Purchases (sales), net [2]	—	—	—	—
Changes in fair value	(3,636)	1,044	1,906	1,641
Balance at June 30	$7,684	$(2,810)	$(511)	$946

[1]	(Gains) losses realized from the settled currency and bunker fuel forward hedge contracts prior to maturity are included in the first quarter of 2015. See discussion above.

[2]
Purchases (sales) represent the cash premiums paid upon the purchase of euro put options or received upon the sale of euro call options. Bunker fuel and currency forward contracts require no up-front cash payment and have an initial fair value of zero; settlements on the forward contracts (swaps) occur upon their maturity.

Deferred net gains (losses) in "Accumulated other comprehensive income (loss)" at June 30, 2015 are expected to be reclassified into income as follows (in thousands):

Expected Period of Recognition	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Total
2015	$7,535	$(2,799)	$4,736

The following tables summarize the effect of our derivatives designated as cash flow hedging instruments on OCI and earnings:

	Quarter ended June 30, 2015			Quarter ended June 30, 2014
(In thousands)	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Total	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Total
Gain (loss) recognized in OCI on derivative (effective portion)	$(3,296)	$1,026	$(2,270)	$2,694	$1,747	$4,441
Gain (loss) reclassified from accumulated OCI into income (effective portion)[1]	13,829	(3,465)	10,364	(1,020)	61	(959)
Loss recognized in income on derivative (ineffective portion)[1]	—	18	18	—	(107)	(107)

	Six months ended June 30, 2015			Six months ended June 30, 2014
(In thousands)	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Total	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Total
Gain (loss) recognized in OCI on derivative (effective portion)	$15,131	$873	$16,004	$2,774	$621	$3,395
Gain (loss) reclassified from accumulated OCI into income (effective portion)[1]	30,807	(12,240)	18,567	(2,047)	236	(1,811)
Loss recognized in income on derivative (ineffective portion)[1]	—	67	67	—	(428)	(428)

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
The following table summarizes financial assets and liabilities carried at fair value, including derivative instruments on a gross basis, and the location of these instruments on the Condensed Consolidated Balance Sheets as of June 30, 2015, December 31, 2014 and June 30, 2014:

		Assets (Liabilities)	Fair Value Measurements Using
(In thousands)		at Fair Value	Level 1	Level 2	Level 3

June 30, 2015
Derivatives recorded in "Other current assets":
Currency hedge portfolio	Gross amounts of recognized assets	$6,226	$—	$6,226	$—
Currency hedge portfolio	Gross amounts offset in the balance sheets	(2)	—	(2)	—
	Net amount recorded in other current assets	6,224	—	6,224	—
Derivatives recorded in "Accrued liabilities":
Currency hedge portfolio	Gross amounts offset in the balance sheets	1,460	—	1,460	—
Bunker fuel forward contracts	Gross amounts of recognized liabilities	(2,810)	—	(2,810)	—
Net amount recorded in accrued liabilities		(1,350)	—	(1,350)	—
June 30, 2015		$4,874	$—	$4,874	$—

December 31, 2014
Derivatives recorded in "Other current assets":
Currency hedge portfolio	Gross amounts of recognized assets	$10,215	$—	$10,215	$—
Currency hedge portfolio	Gross amounts offset in the balance sheets	(145)	—	(145)	—
Net amount recorded in other current assets		10,070	—	10,070	—
Derivatives recorded in "Accrued liabilities":
Currency hedge portfolio	Gross amounts offset in the balance sheets	14,103	—	14,103	—
Currency hedge portfolio	Gross amounts of recognized liabilities	(438)	—	(438)	—
Bunker fuel forward contracts	Gross amounts offset in the balance sheets	(15,990)	—	(15,990)	—
Net amount recorded in accrued liabilities		(2,325)	—	(2,325)	—
December 31, 2014		$7,745	$—	$7,745	$—

June 30, 2014
Derivatives recorded in "Other current assets":
Currency hedge portfolio	Gross amounts of recognized assets	$1,259	$—	$1,259	$—
Currency hedge portfolio	Gross amounts offset in the balance sheets	(1,171)	—	(1,171)	—
Bunker fuel forward contracts	Gross amounts of recognized assets	830	—	830	—
Bunker fuel forward contracts	Gross amounts offset in the balance sheets	(14)	—	(14)	—
30-day euro forward contracts	Gross amounts offset in the balance sheet	(84)	—	(84)	—
Net amount recorded in other current assets		820	—	820	—
Derivatives recorded in "Investments & other assets, net":
Bunker fuel forward contracts	Gross amounts of recognized assets	293		293
Net amount recorded in investments & other assets, net		293	—	293	—
Derivatives recorded in "Accrued liabilities":
Currency hedge portfolio	Gross amounts offset in the balance sheets	2,482	—	2,482	—
Currency hedge portfolio	Gross amounts of recognized liabilities	(3,081)	—	(3,081)	—
Bunker fuel forward contracts	Gross amounts offset in the balance sheets	322	—	322	—
Bunker fuel forward contracts	Gross amounts of recognized liabilities	(476)	—	(476)	—
30-day euro forward contracts	Gross amounts of recognized liabilities	(254)	—	(254)	—
	Net amount recorded in accrued liabilities	(1,007)	—	(1,007)	—
Derivatives recorded in "Other liabilities":
Bunker fuel forward contracts	Gross amounts of recognized liabilities	(10)		(10)
Net amount recorded in other liabilities		(10)	—	(10)	—
June 30, 2014		$96	$—	$96	$—
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
Note 9 – Pension and Severance Benefits
Net pension expense from our defined benefit and severance plans are primarily comprised of severance plans covering Central American employees and consists of the following:

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Service cost	$1,957	$1,855	$3,915	$3,710
Interest on projected benefit obligation	1,294	1,440	2,641	2,830
Expected return on plan assets	(169)	(341)	(497)	(671)
Recognized actuarial loss	283	264	535	532
Amortization of prior service cost	32	32	64	64
Defined benefit and severance plan expense	$3,397	$3,250	$6,658	$6,465

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

AOCI Component	Line Items Affected by Reclassifications from AOCI in the Condensed Consolidated Statements of Operations	(Income) / expense reclassified from AOCI for the quarter ended June 30,		(Income) / expense reclassified from AOCI for the six months ended June 30,
		2015	2014	2015	2014
Currency translation	Other income (expense), net	$(43)	$—	$559	$252
Currency hedge portfolio derivatives	Net sales	(13,829)	1,020	(30,807)	2,047
Bunker fuel forward contracts	Cost of sales	3,465	(61)	12,240	(236)
Prior service cost and recognized actuarial loss amortization related to pensions*		315	296	599	596
* These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 9 for further details.
The changes in the components of accumulated other comprehensive income, net of tax, for the quarter and six months ended June 30, 2015 were as follows:

(In thousands)	Net cumulative currency translation gains (losses)	Net unrealized losses on qualifying cash flow hedges	Net unrecognized losses related to pension and severance plans (1)	Total
Balance at March 31, 2015	$314	$17,370	$(24,635)	$(6,951)
Other comprehensive income (loss) before reclassifications	—	(2,270)	1,095	(1,175)
Amounts reclassified from accumulated other comprehensive income	(43)	(10,364)	315	(10,092)
Net current-period other comprehensive income	(43)	(12,634)	1,410	(11,267)
Balance at June 30, 2015	$271	$4,736	$(23,225)	$(18,218)

(In thousands)	Net cumulative currency translation gains (losses)	Net unrealized losses on qualifying cash flow hedges	Net unrecognized losses related to pension and severance plans (1)	Total
Balance at December 31, 2014	$(290)	$7,299	$(27,091)	$(20,082)
Other comprehensive income (loss) before reclassifications	2	16,004	3,267	19,273
Amounts reclassified from accumulated other comprehensive income	559	(18,567)	599	(17,409)
Net current-period other comprehensive income	561	(2,563)	3,866	1,864
Balance at June 30, 2015	$271	$4,736	$(23,225)	$(18,218)
(1) Net of deferred tax asset of $521 thousand, $521 thousand and $401 thousand as of June 30, 2015, March 31, 2015 and December 31, 2014, respectively.

The changes in the components of accumulated other comprehensive income, net of tax, for the quarter and six months ended June 30, 2014 were as follows:

(In thousands)	Net cumulative currency translation gains (losses)	Net unrealized losses on qualifying cash flow hedges	Net unrecognized losses related to pension and severance plans (1)	Total
Balance at March 31, 2014	$(201)	$(5,848)	$(19,702)	$(25,751)
Other comprehensive income (loss) before reclassifications	(1)	4,441	(563)	3,877
Amounts reclassified from accumulated other comprehensive income	—	959	296	1,255
Net current-period other comprehensive income	(1)	5,400	(267)	5,132
Balance at June 30, 2014	$(202)	$(448)	$(19,969)	$(20,619)

(In thousands)	Net cumulative currency translation gains (losses)	Net unrealized losses on qualifying cash flow hedges	Net unrecognized losses related to pension and severance plans (1)	Total
Balance at December 31, 2013	$(469)	$(5,654)	$(19,660)	$(25,783)
Other comprehensive income (loss) before reclassifications	15	3,395	(905)	2,505
Amounts reclassified from accumulated other comprehensive income	252	1,811	596	2,659
Net current-period other comprehensive income	267	5,206	(309)	5,164
Balance at June 30, 2014	$(202)	$(448)	$(19,969)	$(20,619)
(1) Net of deferred tax liability of $271 thousand, $271 thousand and $530 thousand as of June 30, 2014, March 31, 2014, and December 31, 2013, respectively.
Note 11 – Income Taxes
The effective tax rates were 1.4% and 18.3% for the quarters ended June 30, 2015 and 2014, respectively and 330.4% and 311.3% for the six months ended June 30, 2015 and 2014, respectively. We record income taxes using an estimated annual effective tax rate for interim reporting. Under the annual effective tax rate method, jurisdictions with a projected loss where no tax benefit can be recognized are excluded from the calculation of the estimated annual effective tax rate.
The effective tax rates for the quarters and six months ended June 30, 2015 and 2014 were impacted by the mix in earnings among domestic and foreign jurisdictions, losses in various jurisdictions and certain discrete items. Many of these foreign jurisdictions have tax rates that are lower than the U.S. statutory rate, and we continue to maintain full valuation allowances on net deferred tax assets in certain of these foreign jurisdictions. The effective tax rates for the quarters and six months ended June 30, 2015 and 2014 were also impacted by our continuing to maintain a full valuation allowance on U.S. net deferred tax assets.
We believe that it is reasonably possible that the amount of unrecognized income tax benefits and interest may decrease during the next 12 months by approximately $5 million related to the expiration of statutes of limitations, of which $5 million would reduce income tax expense.
As previously disclosed, the tax authority in Ecuador is challenging the transfer pricing practices of major banana exporters and has assessed $23 million of income taxes, penalties and interest related to transfer pricing from 2008 through 2010 and $5 million of statutorily required profit sharing related to transfer pricing from 2010. Other tax years remain open and under audit and may result in additional assessments before the matter is resolved. We believe appropriate transfer pricing was used and that more likely than not, we will succeed upon appeal. Therefore, we do not have unrecognized tax benefits related to this matter included in our June 30, 2015, December 31, 2014 or June 30, 2014 balance sheets. In July 2015, we entered into discussions with the tax authority in Ecuador and expect to favorably resolve this matter in the third quarter of 2015.

Note 12 – Advertising and Promotion Expense
Advertising and certain promotion expenses are included in "Selling, general and administrative" in the Condensed Consolidated Statements of Operations and were $7 million for each of the quarters ended June 30, 2015 and 2014, and were $16 million and $15 million for the six months ended June 30, 2015 and 2014, respectively.
Note 13 – Stock-Based Compensation
Upon change in control on January 6, 2015, all unvested stock awards including restricted stock units ("RSU's"), Long Term Incentive Plan ("LTIP") awards and performance restricted stock units ("PRSU's") for performance periods ending after 2014 vested, where applicable, and became payable according to change in control provisions of the stock plans or other applicable agreements. The change-in-control vesting resulted in a total payout of $37 million during the quarter ended March 31, 2015. There has been no additional stock compensation expense for the quarter ended June 30, 2015 and stock-based compensation expense totaled $1 million for the quarter ended June 30, 2014. Stock-based compensation expense for the for the six months ended June 30, 2015 and 2014 totaled $16 million and $4 million, respectively. The stock plan was terminated in August 2015. See Note 2 for further details regarding the change in control.
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
Financial information for each segment follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Net sales:
Bananas	$502,194	$537,340	$973,198	$1,038,871
Salads and Healthy Snacks	248,108	249,317	478,341	478,928
Other Produce	26,345	39,190	50,439	70,038
	$776,647	$825,847	$1,501,978	$1,587,837
Operating income (loss):
Bananas[1,4]	$65,984	$43,332	$94,561	$64,021
Salads and Healthy Snacks[2,4]	27,818	7,227	38,719	3,742
Other Produce[4]	2,179	30	4,222	125
Corporate costs[3,4]	(25,833)	(13,856)	(80,284)	(30,567)
	$70,148	$36,733	$57,218	$37,321

[1]	Includes $5 million of cost related to the changeover of vessels at the end of the leases and a$1 million gain on the sale of a ripening facility in Europe in the second quarter of 2014.

[2]
Includes $2 million of cost in the second quarter of 2014 related to inventory and equipment write downs and severance expense related to product resizing, product discontinuation and overhead savings initiatives.

[3]
Includes $12 million and $3 million of transaction costs for the quarters ended June 30, 2015 and 2014, and $60 million and $9 million of transaction costs for the six months ended June 30, 2015 and 2014, respectively, related to the Merger Agreement and the terminated Fyffes plc. strategic combination.

[4]
Includes a reclassification of less than $1 million of transaction costs not properly classified as of March 31, 2015 and included in the Bananas segment, less than $1 million in Other Produce segment. and $3 million in Salads and Healthy Snacks segment, aggregating to $4 million which should have been included in Corporate costs.

Note 15 – Commitments and Contingencies
We and our subsidiaries are party to a variety of legal claims and proceedings in the ordinary course of business. Except as disclosed below, we have assessed the likelihood of these claims resulting in a material liability to be remote.
We had an accrual of $3 million, $4 million and $4 million, related to contingencies and legal proceedings in Europe at each of June 30, 2015, December 31, 2014, and June 30, 2014, respectively. In addition, we recorded $4 million in the fourth quarter of 2014 related to a contingent reimbursement obligation related to the 2004 sale of our former Colombian operations, which was recorded in "Other income (expense), net." While other contingent liabilities described below may be material to the financial statements, we have determined that losses in these matters are not probable and have not accrued any other amounts. Regardless of their outcomes, we have paid, and will likely continue to incur, significant legal and other fees to defend ourselves in these proceedings, which may significantly affect our financial statements.
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
In February 2010, our motion to dismiss one of the ATA lawsuits was granted in part and denied in part and in March 2012, our motions to dismiss the other ATA lawsuits were denied. In November 2012, one of the ATA lawsuits was dismissed after the parties reached a confidential settlement agreement. In July 2013, we filed a motion for reconsideration of the court's order denying our motions to dismiss the ATA lawsuits. In January 2015, the court granted our motion in part and denied it in part, refusing to dismiss all of the ATA claims and ordering that the ATA lawsuits may proceed to discovery. In February 2015, the court issued an order setting a discovery schedule in the ATA lawsuits and a trial date of May 1, 2017. We believe we have strong defenses to the remaining claims in the ATA lawsuits.
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
As of June 30, 2015, National Union had paid us $12 million as reimbursement for defense costs. This sum, and an additional $2 million of interest, is being deferred in "Accrued Liabilities" on the Condensed Consolidated Balance Sheet because National Union asserts that it is entitled to obtain reimbursement of this amount from us based on the outcome of its appeal in the coverage case. In June 2014, after remand from the Ohio Court of Appeals, the trial court ruled that National Union is entitled to reimbursement of the defense costs that it had already paid. The company has appealed that ruling and secured a stay of the judgment ordering us to reimburse National Union pending the appeal.
In August 2013, one of the settling primary insurers, Federal, filed a lawsuit in state court in Ohio seeking a declaratory judgment that, based on the Ohio Court of Appeals’ March 2013 decision regarding National Union’s defense obligations, Federal has no obligation to provide coverage for any settlements or judgments that may be incurred by us in the ATS and ATA lawsuits. In February 2014, a group of insurers that are affiliated with Travelers and that issued umbrella and excess policies to us filed a lawsuit in state court in Ohio seeking a declaratory judgment that they have no obligation to provide coverage for defense costs or settlements or judgments that may be incurred by us in the ATS and ATA lawsuits. In May 2014, the trial court ruled that Federal's lawsuit is premature and granted the company's motion to stay until the underlying tort lawsuits are resolved. Federal has not appealed that ruling. In June 2014, we filed a motion to dismiss or stay the Travelers' insurers' complaint, and in August the parties filed a joint motion for a stay of proceedings. We believe that Travelers' lawsuit is also premature and will defend ourselves vigorously.
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

In May 2015 the authorities appealed to the Supreme Court. Chiquita Italia opposed and filed a counter-recourse to the Supreme Court in June 2015. In Aosta, Chiquita Italia lost at the trial level and appealed. The appeal court issued a negative decision in May 2015 and Chiquita Italia has until June 2016 to file an appeal to the Court of Cassation. Socoba brought a claim in Rome trial court (and Chiquita Italia intervened voluntarily) on the issue of whether the forged Spanish licenses used by Socoba should be regarded as genuine in view of the apparent inability to distinguish between genuine and forged licenses. In an October 2010 decision, the Rome trial court rejected Socoba's claim that the licenses should be considered genuine on the basis that Socoba had not sufficiently demonstrated how similar the forged licenses were to genuine Spanish licenses. Socoba has appealed this decision. In an unrelated case addressing similar forged Spanish licenses used in Belgium, the EU Commission advised the customs authorities the same types of licenses challenged in Italy appeared valid on their face and should be treated as genuine.
Under Italian law, the amounts claimed in the Trento, Alessandria, Aosta and Genoa cases became due and payable notwithstanding the pending appeals. Deposits made in these cases are deferred in "Investments and other assets, net" on the Condensed Consolidated Balance Sheets pending resolution of the appeals process. A summary of claims and deposits paid as of June 30, 2015 is as follows:

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
The above investigation gave rise to consequences for criminal tax/customs purposes, corporate income tax and VAT purposes and customs duties purposes. As to the criminal ramifications, in June 2012, the Italian courts acquitted Chiquita Italia parties of all charges relating to 2004, and in December 2013 relating to 2005. There are no further criminal charges pending.
As to corporate income tax and VAT, tax authorities issued assessment notices for 2004 and 2005 denying the deduction of the costs related to the purchase of the products as well as the relevant VAT which were appealed before the first level Rome tax court. In June 2011, the court rejected our appeal for the 2004 assessment. Chiquita Italia appealed this decision and, in October 2012, the appeals court ruled in favor of Chiquita Italia with respect to 2004 claims for both corporate income tax and VAT. Following the decision for 2004, the challenge related to corporate income tax for 2005 was withdrawn by the tax authorities, while the VAT claims were confirmed by the Regional Tax Court. The case is currently pending before the Court of Cassation, the highest level of appeal in Italy.
 As to Custom Duties, custom authorities have issued assessments requesting the payment of the duties for importations made in 2004 and 2005. Chiquita Italia's appeals of these customs assessments were rejected by both the first level Rome tax court and the regional court. Chiquita Italia has appealed the decisions to the Court of Cassation.
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

	Assessment (In millions)	Interest and/or Penalties Assessed (In millions)	Total Assessment (In millions)	Deposits Paid Pending Appeal (In millions)
Income Tax/VAT Assessment for 2004/2005	€12.0	€19.1	€31.1	€1.2
Monthly deposit payments of €113 thousand began in March 2012. The appeals court ruled in favor of Chiquita Italia in October 2012 for the 2004 assessments and a significant portion of the 2005 assessments have been withdrawn. The company has requested relief from these payments and reimbursement.

Customs Tax Assessment for 2004/2005	€19.4	€10.2	€29.6	€19.7
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
CONSUMPTION TAX REFUNDS
We have and have had several open cases seeking the refund of certain consumption taxes paid between 1980 and 1990 in various Italian jurisdictions. As gain contingencies, these refunds and any related interest are recognized when realized and all gain contingencies have been removed. In January 2012, we received €20 million ($23 million) related to a favorable decision from a court in Salerno, Italy. The claim is not considered resolved or realized, as the decision has been appealed to a higher court. Consequently, the receipt of cash has been deferred in "Other liabilities" on the Condensed Consolidated Balance Sheets. Decisions

in one jurisdiction have no binding effect on pending claims in other jurisdictions and all unresolved claims may take years to resolve. If we were to lose on appeal, we may be required to repay the consumption tax refunds received with interest.
Note 16 – Related Party Transactions
On February 5, 2015, in connection with the partial extinguishment of the 7.875% Notes and the Convertible Notes as described in Note 6, CBII entered into a related party loan with its shareholder Chiquita US. At June 30, 2015, the related party loan totaled $238 million, represented by Tranche A for $44 million, Tranche B for $44 million and Tranche C for $151 million. All three Tranches of the related party loan are unsecured and payable in full, plus accrued and unpaid interest, on May 6, 2020. This related party loan bears interest payable quarterly at LIBOR plus 100 basis points, or 1.19% at current rates, for the first two years and thereafter at LIBOR plus 500 basis points, or 5.19% at current rates. Under the terms of the agreement, net cash proceeds from certain asset sales may be required to repay balances under the loan.
At June 30, 2015, we had a balance of $1 million in Accrued Liabilities representing obligations to Chiquita US arising in the normal course of business. In addition we had a balance of $2 million in Accounts Payable related to consulting services provided by members of other entities affiliated with the Cutrale Group. These expenses are expected to be paid in the third quarter of 2015.
In addition to the debt activity with its shareholder as described above, as part of the Merger and capital contribution transactions during the first quarter of 2015, CBII paid a dividend to Chiquita US in the amount of $45 million, and Chiquita US provided an advance to CBII in the amount of $18 million. The advance was used to pay prior obligations of Chiquita US in the second quarter of 2015.
Note 17 – New Accounting Standards
New accounting standards that could significantly affect our Condensed Consolidated Financial Statements are summarized as follows:

Standard Name	Issued	Description	Effective Date for Chiquita	Effect on Chiquita's Condensed Consolidated Financial Statements
Simplifying the cost of Inventory	July 2015 ASU 2015-11	Modifies the measurement of inventory, excluding inventory measured using LIFO, to be reported at the lower of cost or net realizable value.	Financial statements for fiscal years after December 15, 2016.Early adoption is permitted for statements that have not been previously issued.	We will adopt the new standard in the fiscal year beginning January 1, 2017. We will continue to evaluate the effect of the new standard moving forward.
Imputation of Interest Simplifying the Presentation of Debt Issuance Costs	April 2015 ASU 2015-03	Debt issuance costs related to a recognized debt liability must be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.	Financial statements for fiscal years after December 15, 2015. Early adoption is permitted for statements that have not been previously issued.	We will adopt the new standard in the fiscal year beginning January 1, 2016. We will continue to evaluate the effect of the new standard moving forward.
Amendments to the Consolidation Analysis	February 2015 ASU 2015-02	Modifies the conditions requiring a reporting entity to consolidate certain legal entities related to VIE's, partnerships, and money market funds.	Financial statements for fiscal years after December 15, 2015.	We will adopt the new standard in the fiscal year beginning January 1, 2016. We will continue to evaluate the effect of the new standard moving forward.
Business Combinations: Pushdown Accounting	November 2014 ASU 2014-17	Provides an acquired entity the option to apply pushdown accounting after a change-in-control event, in the reporting period of which the change-in-control event occurred.	Transactions after November 18, 2014.	No effect. We have elected to not apply pushdown accounting following the change in control event in the first quarter of 2015.

Revenue from Contracts with Customers	May 2014 ASU 2014-09	Requires additional considerations for timing and amount of revenue recognition for contract sales with customers.	Retrospective, beginning the first quarter of 2018. Early adoption is permitted.
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

Chiquita Brands International, Inc.
Condensed Consolidating Statement of Operations (Unaudited)
Quarter Ended June 30, 2015
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-issuer)	(Co-issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$209,558	$311,234	$508,988	$(253,133)	$776,647
Cost of sales	—	223,889	264,030	403,342	(253,021)	638,240
Selling, general and administrative	1,550	7,323	12,731	20,128	(251)	41,481
Transaction costs	1,459	3,913	5,833	456	—	11,661
Depreciation	—	2,712	5,578	4,661	—	12,951
Amortization	—	—	2,336	6	—	2,342
Equity in losses (earnings) of investees and subsidiaries	(45,780)	(100,420)	105	(176)	146,095	(176)
Operating income (loss)	42,771	72,141	20,621	80,571	(145,956)	70,148
Interest income	—	—	—	638	—	638
Interest expense	(2,319)	(6,284)	(673)	(105)	—	(9,381)
Other income (expense), net	—	—	—	(953)	—	(953)
Intercompany interest and other	20,000	(20,077)	204	12	(139)	—
Income (loss) before income taxes	60,452	45,780	20,152	80,163	(146,095)	60,452
Income tax benefit (expense)	(864)	(3,387)	(7,645)	(2,229)	13,261	(864)
Net income (loss)	$59,588	$42,393	$12,507	$77,934	$(132,834)	$59,588

Chiquita Brands International, Inc.
Condensed Consolidating Statement of Comprehensive Income (Unaudited)
Quarter Ended June 30, 2015
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-issuer)	(Co-issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$59,588	$42,393	$12,507	$77,934	$(132,834)	$59,588
Other comprehensive income (loss), net of tax where applicable:
Unrealized foreign currency translation gains	—	—	—	—	—	—
Realized (gains) losses for foreign currency translation on business disposal reclassified into Other income (expense), net	—	—	—	(43)	—	(43)
Net other comprehensive income (loss) related to foreign currency translation	—	—	—	(43)	—	(43)

Unrealized gains (losses) on derivatives for the period	—	—	—	(2,270)	—	(2,270)
Derivative gains reclassified into Net sales	—	—	—	(13,829)	—	(13,829)
Derivative losses reclassified into Cost of sales	—	—	—	3,465	—	3,465
Net other comprehensive income related to derivatives	—	—	—	(12,634)	—	(12,634)

Actuarial gains (losses) for the period, net of tax	—	1,112	—	(17)	—	1,095
Amortization included in pension cost	—	135	—	180	—	315
Net other comprehensive income (loss) related to defined benefit pension and severance plans	—	1,247	—	163	—	1,410

Other comprehensive income (loss) of investments in subsidiaries	(11,267)	(12,514)	—	—	23,781	—

Comprehensive income (loss)	$48,321	$31,126	$12,507	$65,420	$(109,053)	$48,321

Chiquita Brands International, Inc.
Condensed Consolidating Statement of (Operations) (Unaudited)
Quarter Ended June 30, 2014
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-issuer)	(Co-issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$225,172	$318,525	$538,098	$(255,948)	$825,847
Cost of sales	—	217,303	276,824	478,105	(255,925)	716,307
Selling, general and administrative	7,580	4,724	21,644	21,007	—	54,955
Transaction Costs	2,753	—	—	—	—	2,753
Depreciation	—	1,094	6,819	5,176	—	13,089
Amortization	—	—	2,336	6	—	2,342
Equity in losses of investees	(37,463)	(44,600)	778	(332)	81,285	(332)
Operating income (loss)	27,130	46,651	10,124	34,136	(81,308)	36,733
Interest income	—	—	1	640	—	641
Interest expense	(5,295)	(9,175)	(683)	(146)	—	(15,299)
Other income (expense), net	(2)	(13)	84	(334)	23	(242)
Income (loss) before income taxes	21,833	37,463	9,526	34,296	(81,285)	21,833
Income tax expense	(3,997)	(6,069)	(3,728)	(2,491)	12,288	(3,997)
Net income (loss)	$17,836	$31,394	$5,798	$31,805	$(68,997)	$17,836

Chiquita Brands International, Inc.
Condensed Consolidating Statement of Comprehensive Income (Unaudited)
Quarter Ended June 30, 2014
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-issuer)	(Co-issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$17,836	$31,394	$5,798	$31,805	$(68,997)	$17,836
Unrealized foreign currency translation gains	—	—	—	(1)	—	(1)
Realized losses for foreign currency translation on business disposal reclassified into Other income (expense), net	—	—	—	—	—	—
Net other comprehensive income related to foreign currency translation	—	—	—	(1)	—	(1)

Unrealized losses on derivatives for the period	—	—	—	4,441	—	4,441
Derivative losses reclassified into Net sales	—	—	—	1,020	—	1,020
Derivative gains reclassified into Cost of sales	—	—	—	(61)	—	(61)
Net other comprehensive loss related to derivatives	—	—	—	5,400	—	5,400

Actuarial losses for the period, net of tax	—	(564)	—	1	—	(563)
Amortization included in pension cost	—	102	—	194	—	296
Net other comprehensive income (loss) related to defined benefit pension and severance plans	—	(462)	—	195	—	(267)

Other comprehensive income (loss) of investments in subsidiaries	5,132	5,594	—	—	(10,726)	—

Comprehensive income (loss)	$22,968	$36,526	$5,798	$37,399	$(79,723)	$22,968

Chiquita Brands International, Inc.
Condensed Consolidating Statement of (Operations) (Unaudited)
Six Months Ended June 30, 2015
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-issuer)	(Co-issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$409,911	$606,250	$981,765	$(495,948)	$1,501,978
Cost of sales	—	435,837	518,069	802,568	(495,623)	1,260,851
Selling, general and administrative	4,557	12,626	29,967	43,834	(102)	90,882
Transaction Costs	39,503	8,009	10,453	1,675	—	59,640
Depreciation	—	8,036	11,257	9,593	—	28,886
Amortization	—	—	4,671	13	—	4,684
Equity in losses of investees	(49,268)	(154,388)	104	(183)	203,552	(183)
Operating income (loss)	5,208	99,791	31,729	124,265	(203,775)	57,218
Interest income	—	—	—	1,302	—	1,302
Interest expense	(6,301)	(10,689)	(1,349)	(227)	—	(18,566)
Loss on debt extinguishment	(17,112)	(19,100)	—	—	—	(36,212)
Other income (expense), net	—	—	—	(1,555)	—	(1,555)
Intercompany interest and other	20,392	(20,734)	(61)	180	223	—
Income (loss) before income taxes	2,187	49,268	30,319	123,965	(203,552)	2,187
Income tax expense	(7,225)	(3,454)	(12,069)	(2,941)	18,464	(7,225)
Net income (loss)	$(5,038)	$45,814	$18,250	$121,024	$(185,088)	$(5,038)

Chiquita Brands International, Inc.
Condensed Consolidating Statement of Comprehensive Income (Unaudited)
Six Months Ended June 30, 2015
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-issuer)	(Co-issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(5,038)	$45,814	$18,250	$121,024	$(185,088)	$(5,038)
Other comprehensive income (loss), net of tax where applicable:
Unrealized foreign currency translation gains	—	—	—	2	—	2
Realized losses for foreign currency translation on business disposal reclassified into Other income (expense), net	—	—	—	559	—	559
Net other comprehensive income related to foreign currency translation	—	—	—	561	—	561

Unrealized gains (losses) on derivatives for the period	—	—	—	16,004	—	16,004
Derivative gains reclassified into Net sales	—	—	—	(30,807)	—	(30,807)
Derivative losses reclassified into Cost of sales	—	—	—	12,240	—	12,240
Net other comprehensive income related to derivatives	—	—	—	(2,563)	—	(2,563)

Actuarial gains for the period, net of tax	—	1,112	—	2,155	—	3,267
Amortization included in pension cost	—	238	—	361	—	599
Net other comprehensive income related to defined benefit pension and severance plans	—	1,350	—	2,516	—	3,866

Other comprehensive income (loss) of investments in subsidiaries	1,864	514	—	—	(2,378)	—

Comprehensive income (loss)	$(3,174)	$47,678	$18,250	$121,538	$(187,466)	$(3,174)

Chiquita Brands International, Inc.
Condensed Consolidating Statement of (Operations) (Unaudited)
Six Months Ended June 30, 2014
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-issuer)	(Co-issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$434,216	$611,798	$1,040,357	$(498,534)	$1,587,837
Cost of sales	—	419,303	539,696	940,684	(498,124)	1,401,559
Selling, general and administrative	15,488	8,511	43,816	41,531	—	109,346
Transaction Costs	8,672	—	—	—	—	8,672
Depreciation	—	2,370	13,018	11,200	—	26,588
Amortization	—	—	4,671	12	—	4,683
Equity in losses in investees	(37,368)	(52,165)	4,251	(332)	85,282	(332)
Operating income (loss)	13,208	56,197	6,346	47,262	(85,692)	37,321
Interest income	—	2	34	1,269	—	1,305
Interest expense	(10,587)	(18,406)	(1,567)	(207)	—	(30,767)
Loss on debt extinguishment	—	(521)	—	—	—	(521)
Other income (expense), net	581	96	(367)	(4,856)	410	(4,136)
Income (loss) before income taxes	3,202	37,368	4,446	43,468	(85,282)	3,202
Income tax expense	(9,969)	(6,412)	(1,760)	(3,405)	11,577	(9,969)
Net income (loss)	$(6,767)	$30,956	$2,686	$40,063	$(73,705)	$(6,767)

Chiquita Brands International, Inc.
Condensed Consolidating Statement of Comprehensive Income (Unaudited)
Six Months Ended June 30, 2014
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-issuer)	(Co-issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(6,767)	$30,956	$2,686	$40,063	$(73,705)	$(6,767)
Other comprehensive income (loss), net of tax where applicable:
Unrealized foreign currency translation gains	—	—	—	15	—	15
Realized losses for foreign currency translation on business disposal reclassified into Other income (expense), net	—	—	—	252	—	252
Net other comprehensive income related to foreign currency translation	—	—	—	267	—	267

Unrealized gains (losses) on derivatives for the period	—	—	—	3,395	—	3,395
Derivative gains reclassified into Net sales	—	—	—	2,047	—	2,047
Derivative losses reclassified into Cost of sales	—	—	—	(236)	—	(236)
Net other comprehensive income related to derivatives	—	—	—	5,206	—	5,206

Actuarial gains for the period, net of tax	—	(565)	—	(340)	—	(905)
Amortization included in pension cost	—	206	—	390	—	596
Net other comprehensive income related to defined benefit pension and severance plans	—	(359)	—	50	—	(309)

Other comprehensive income (loss) of investments in subsidiaries	5,164	5,523	—	—	(10,687)	—

Comprehensive income (loss)	$(1,603)	$36,120	$2,686	$45,586	$(84,392)	$(1,603)

Chiquita Brands International, Inc.
Condensed Consolidating Balance Sheet (Unaudited)
June 30, 2015
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-Issuer)	(Co-issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and equivalents	$1,746	$28,933	$48,358	$66,258	$—	$145,295
Trade receivables, less allowances	—	58,294	62,154	125,876	—	246,324
Other receivables, net	—	7,242	4,790	48,503	—	60,535
Inventories	—	10,621	36,889	158,122	—	205,632
Prepaid expenses	477	2,104	5,886	31,298	—	39,765
Other current assets	96	6,224	11,369	413	(6,282)	11,820
Total current assets	2,319	113,418	169,446	430,470	(6,282)	709,371
Property, plant and equipment, net	—	8,501	184,246	184,823	—	377,570
Investments and other assets, net	9,954	8,655	3,606	74,842	—	97,057
Trademarks	—	208,085	38,500	179,500	—	426,085
Goodwill	—	—	18,095	—	—	18,095
Other intangible assets, net	—	—	72,840	21	—	72,861
Investments in and accounts with subsidiaries	1,478,712	1,307,670	3,443	—	(2,789,825)	—
Due from affiliates	84,871	2,201,452	1,658,730	774,288	(4,719,341)	—
Total assets	$1,575,856	$3,847,781	$2,148,906	$1,643,944	$(7,515,448)	$1,701,039

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$—	$—	$1,622	$1,641	$—	$3,263
Accounts payable	3,929	8,199	112,203	147,556	—	271,887
Accrued liabilities	24,860	16,201	57,383	57,130	—	155,574
Total current liabilities	28,789	24,400	171,208	206,327	—	430,724
Long-term debt and capital lease obligations, net of current portion	45,002	190,276	39,130	3,549	—	277,957
Accrued pension and other employee benefits	9,793	4,569	—	62,763	—	77,125
Deferred tax liabilities	—	79,867	26,613	—	(6,282)	100,198
Other liabilities	—	7,636	22,686	41,920	—	72,242
Long-term related parties debt	238,479	—	—	—	—	238,479
Due to affiliates	749,479	2,062,321	1,469,996	437,545	(4,719,341)	—
Total liabilities	1,071,542	2,369,069	1,729,633	752,104	(4,725,623)	1,196,725
Commitments and contingencies
Total shareholders' equity	504,314	1,478,712	419,273	891,840	(2,789,825)	504,314
Total liabilities and shareholders' equity	$1,575,856	$3,847,781	$2,148,906	$1,643,944	$(7,515,448)	$1,701,039

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

Chiquita Brands International, Inc.
Condensed Consolidating Statement of Cash Flows (Unaudited)
Six Months Ended June 30, 2015
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash provided (used) by:
Operating cash flow	$(252,810)	$300,870	$(925)	$38,089	$—	$85,224

Capital expenditures	—	(1,165)	(1,418)	(7,860)	—	(10,443)
Investing activity with subsidiaries	—	(52,881)	—	—	52,881	—
Other, net	—	—	—	(212)	—	(212)
Investing cash flow	—	(54,046)	(1,418)	(8,072)	52,881	(10,655)

Issuances of long-term debt with related party	238,479	—	—	—	—	238,479
Repurchase of Convertible Notes	(146,401)	—	—	—	—	(146,401)
Redemption of 7.875% Notes	—	(222,117)	—	—	—	(222,117)
Repayments of the 2013 ABL Term Loan	—	(4,875)	—	—	—	(4,875)
Borrowings under the 2015 ABL	—	16,000	—	—	—	16,000
Repayments of the 2015 ABL	—	(16,000)	—	—	—	(16,000)
Repayments of long-term debt and capital lease obligations	—	—	(2,180)	(187)	—	(2,367)
Payments for debt modification and issuance costs	—	(2,631)	—	—	—	(2,631)
Payment of stock-based compensation	(36,588)	—	—	—	—	(36,588)
Payment of dividend to related party	(45,374)	—	—	—	—	(45,374)
Proceeds from sale of common stock	154,836	—	—	—	—	154,836
Proceeds from capital contributions	89,604	—	—	—	—	89,604
Advance from related party	18,445	—	—	—	—	18,445
Repayment of advance from related party	(18,445)	—	—	—	—	(18,445)
Financing activity with subsidiaries	—	(1,975)	52,881	1,975	(52,881)	—
Financing cash flow	254,556	(231,598)	50,701	1,788	(52,881)	22,566
Increase (decrease) in cash and equivalents	1,746	15,226	48,358	31,805	—	97,135
Cash and equivalents, beginning of period	—	13,707	—	34,453	—	48,160
Cash and equivalents, end of period	$1,746	$28,933	$48,358	$66,258	$—	$145,295

Chiquita Brands International, Inc.
Condensed Consolidating Statement of Cash Flows (Unaudited)
Six months Ended June 30, 2014
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash provided (used) by:
Operating cash flow	$—	$22,112	$2,630	$13,441	$—	$38,183

Capital expenditures	—	(1,607)	(4,910)	(18,805)	—	(25,322)
Investing activity with subsidiaries[1]	—	(2,926)	(570)	—	3,496	—
Other, net	—	—	44	(1,022)	—	(978)
Investing cash flow	—	(4,533)	(5,436)	(19,827)	3,496	(26,300)

Redemption of 7.875% Notes	—	(10,000)	—	—	—	(10,000)
Borrowings under the 2013 ABL Revolver	—	24,000	—	—	—	24,000
Repayments of the 2013 ABL Revolver	—	(24,000)	—	—	—	(24,000)
Repayments of the 2013 ABL Term Loan	—	(750)	—	—	—	(750)
Repayments of long-term debt and capital lease obligations	—	—	(120)	(26)	—	(146)
Payments for debt modification and issuance costs	—	(191)	—	—	—	(191)
Payments of debt extinguishment costs	—	(300)	—	—	—	(300)
Financing activity with subsidiaries[1]	—	—	2,926	570	(3,496)	—
Financing cash flow	—	(11,241)	2,806	544	(3,496)	(11,387)
Increase (decrease) in cash and equivalents	—	6,338	—	(5,842)	—	496
Cash and equivalents, beginning of period	—	15,851	—	38,166	—	54,017
Cash and equivalents, end of period	$—	$22,189	$—	$32,324	$—	$54,513
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
Change in Ownership
On October 26, 2014, Chiquita entered into an Agreement and Plan of Merger ("Merger Agreement") with Cavendish Global Limited (now known as Chiquita Holdings Ltd., "Parent"), a private limited company incorporated under the laws of England and Wales and an affiliate of the Cutrale and Safra Groups. The merger was consummated on January 6, 2015, as described in Note 2 to the Condensed Consolidated Financial Statements, with all of Chiquita's outstanding shares being purchased for $14.50 per share and resulting in Cavendish US Corporation (now known as Chiquita US Corporation, "Chiquita US"), a wholly-owned, indirect subsidiary of Parent, owning 100% of Chiquita.
In the second quarter and the first half of 2015, we incurred $12 million and $60 million, respectively of transaction costs, including legal, advisory and other expenses, related to the Merger Agreement.
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

Operations Overview
In the second quarter of 2015, our core Bananas and Salads and Healthy Snacks businesses both performed above the same period of 2014. Excluding the $60 million of transaction costs described above, our overall operating income during the first half of 2015 improved compared with the same period of 2014.
In our Bananas segment, our operating income also improved year over year. Overall banana volume was lower and foreign exchange fluctuations had an adverse impact on our sales as compared to the first half of 2014, partially offset by pricing increases as a result of supply shortages in the market. Our banana segment also benefited from lower fuel costs, shipping and logistics efficiencies, and decreased spot purchases.
Our Salads and Healthy Snacks segment results reflected increased volume in our retail value-added salads, packaging efficiency and pricing actions that took effect during the second half of 2014. This resulted in increased retail value-added salad pricing inclusive of product mix, partially offset by lower sales volume in our healthy snacks and foodservice segments. The segment also benefited from lower fuel costs and reduced SG&A costs further bolstering strong results.
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

Operations
We report three business segments: Bananas; Salads and Healthy Snacks; and Other Produce. Segment descriptions and results can be found in Note 14 to the Condensed Consolidated Financial Statements. Certain corporate expenses are not allocated to the reportable segments and are included in "Corporate costs," including costs related to the Merger Agreement. Inter-segment transactions are eliminated.

	Quarter Ended June 30,		Better (Worse) Percent Change	Six Months ended June 30,		Better (Worse) Percent Change
(In millions)	2015	2014		2015	2014
Net sales:
Bananas	$502	$537	(6.5)%	$973	$1,039	(6.3)%
Salads and Healthy Snacks	248	249	(0.5)%	478	479	(0.1)%
Other Produce	26	39	(32.8)%	50	70	(28.0)%
	$777	$826	(6.0)%	$1,502	$1,588	(5.4)%
Cost of sales:
Bananas	$413	$460	10.2%	$817	$907	9.9%
Salads and Healthy Snacks	199	214	7.0%	394	420	6.2%
Other Produce	24	39	38.5%	46	70	34.3%
Corporate costs	2	3	33.3%	2	5	60.0%
	$638	$716	10.9%	$1,261	$1,402	10.0%
Operating income (loss):
Bananas	$66	$43	52.3%	$95	$64	47.7%
Salads and Healthy Snacks	28	7	284.9%	39	4	934.7%
Other Produce	2	—	NM	4	—	NM
Corporate Costs	(26)	(14)	(86.4)%	(80)	(31)	(162.6)%
	$70	$37	91.0%	$57	$37	53.3%
Tables may not total or recalculate due to rounding.
QUARTER ENDED JUNE 30, 2015 vs. QUARTER ENDED JUNE 30, 2014
Net Sales. Net sales decreased on a consolidated basis by 6.0%. In our Bananas segment, the decrease in net sales was driven by lower volume in North America and the impact from foreign exchange offset slightly by higher banana pricing.
Salads and Healthy Snacks segment sales remained flat, year over year, as a result of increased retail volume, improved product mix and more efficient use of trade spend, offset by a decline in sales volume for the healthy snacks, food service and processed fruit ingredient businesses.
Other produce sales decreased primarily as a result of lower volume.
Cost of Sales. Cost of sales decreased 10.9% on a consolidated basis. The primary drivers of lower costs were reduced weather impacts as compared to the second quarter of 2014, lower fruit volumes in 2015 and lower fuel costs.
In our Bananas segment, cost of sales decreased due to lower spot purchases and improved productivity as a result of reduced weather impacts in our growing regions in Central America as compared to 2014 and supply shortages in our operating markets. We continue to prioritize price over volume in our markets, resulting in fewer spot market purchases and incremental cost savings from supply constraints.
In our Salads and Healthy Snacks segment, cost of sales decreased significantly in the second quarter of 2015 as compared to 2014 mainly due to decreased fuel costs. Packaging and sizing initiatives beginning in the third quarter of 2014 also resulted in increased value chain savings and lower overall costs during 2015.
Other produce cost of sales decreased due to lower volume.
Operating Income. As a result of the items discussed above, our segments' operating income was higher than the second quarter of 2014, slightly offset by additional Corporate costs driven by the $12 million of transaction costs in connection with the Merger Agreement. Excluding transaction costs, Corporate costs improved due to lower legal fees, medical cost reductions and staffing and operating efficiencies. Corporate costs represent expenses not allocated to the reportable segments, including certain selling, general and administrative costs.
SIX MONTHS ENDED JUNE 30, 2015 vs. SIX MONTHS ENDED JUNE 30, 2014
Net Sales. Net sales decreased on a consolidated basis by 5.4%. In our Bananas segment, the decrease in net sales was driven by lower volume in North America and Core Europe (defined below) as a result of fewer spot market purchases and the impact from foreign exchange offset slightly by higher banana pricing.
Salads and Healthy Snacks segment sales remained flat, year over year, as a result of increased retail volume, improved product mix, the increased pricing action implemented in July 2014 and more efficient use of trade spend, offset by a decline in sales volume for the healthy snacks and food service segments. Packaging and sizing initiatives beginning in the third quarter of 2014 also resulted in increased value chain savings and lower overall costs during 2015.
Other produce sales decreased primarily as a result of weather conditions.
Cost of Sales. Cost of sales decreased 10.0% on a consolidated basis. The primary drivers of lower costs as compared to the six months ended June 30, 2014 were reduced weather impacts, lower fruit volumes and lower fuel costs.
In our Bananas segment, cost of sales decreased due to lower spot purchases and improved productivity as a result of reduced weather impacts in our growing regions in Central America as compared to 2014 and supply shortages in our operating markets.
In our Salads and Healthy Snacks segment, cost of sales decreased significantly in the second quarter of 2015 as compared to 2014 due to decreased fuel costs and improved growing conditions from reduced weather impacts on logistic and raw supply costs.
Other produce cost of sales decreased due to lower volume.
Operating Income. As a result of the items discussed above, our segments' operating income was higher than the six months ended June 30, 2014, offset by additional Corporate costs driven by the $60 million of transaction costs in connection with the Merger Agreement. Excluding transaction costs, Corporate costs improved due to lower legal fees, medical cost reductions and staffing and operating efficiencies. Corporate costs represent expenses not allocated to the reportable segments, including certain selling, general and administrative costs.
Additional detail of the variances are included in the segment discussion below.
BANANA SEGMENT - NET SALES, COST OF SALES AND OPERATING INCOME ANALYSIS

	Better (Worse)
(In millions)	Q2	YTD
2014 Banana segment net sales	$537	$1,039
Global pricing and geographic product mix	(4)	17
Volume	(7)	(45)
Average European exchange rates including the effect of hedging	(22)	(35)
Other	(2)	(3)
2015 Banana segment net sales	$502	$973

	(Better) Worse
(In millions)	Q2	YTD
2014 Banana segment cost of sales	$460	$907
Volume	(5)	(32)
Sourcing and logistics costs[1]	(35)	(57)
Average European exchange rates	(6)	2
Tariffs	(1)	(3)
2015 Banana segment cost of sales	$413	$817

[1]
Sourcing costs include the costs of producing fruit in our owned operations and purchasing fruit from third party growers. Logistics costs are significantly affected by source locations of fruit, fuel prices and scale efficiencies. Bunker fuel hedges include a loss of $3 million and breakeven for the second quarters of 2015 and 2014, respectively, and a loss of $12 million and breakeven for the six months ended June 30, 2015 and 2014, respectively. The second quarter of 2014 also includes $5 million of costs related to vessel changeover, which was completed in the third quarter of 2014.

	Better (Worse)
(In millions)	Q2	YTD
2014 Banana segment operating income	$43	$64
Change in Banana segment net sales from above	(35)	(66)
Change in Banana segment cost of sales from above	47	90
Change in Banana segment selling, general and administrative expenses	11	7
2015 Banana segment operating income	$66	$95
BANANA SEGMENT METRICS
Volume. Our banana sales volumes1 in 40-pound box equivalents were as follows:

(In millions, except percentages)	Q2 2015	Q2 2014	% Change	YTD 2015	YTD 2014	% Change
North America	18.8	19.6	(4.1)%	36.6	38.0	(3.7)%
Europe and the Middle East:
Core Europe[2]	9.1	9.0	1.1%	17.4	17.6	(1.1)%
Mediterranean[3]	2.7	2.5	8.0%	4.0	5.2	(23.1)%
Middle East	1.3	0.9	44.4%	2.6	1.8	44.4%
Europe and the Middle East	13.1	12.4	5.6%	24.0	24.6	(2.4)%
Total volume	31.9	32.0	(0.3)%	60.6	62.5	(3.0)%

[1]	Volume sold represents all banana varieties, including Chiquita to Go, Chiquita minis, organic bananas and plantains.

[2]	Core Europe includes the 28 member states of the European Union, Switzerland, Norway and Iceland. Banana sales in Core Europe are primarily in euros but also include other European currencies.

[3]	Mediterranean markets are mainly European and Mediterranean countries that do not belong to the European Union.

Pricing. Year-over-year percentage changes in our banana prices for 2015 compared to 2014 were as follows:

	Q2	YTD
North America[1]	(0.5)%	1.1%

Core Europe:
Local currency	2.9%	4.3%
Currency exchange impact	(17.4)%	(15.1)%
Core Europe U.S. Dollar Basis[2]	(14.5)%	(10.8)%
Mediterranean	(18.5)%	(13.4)%
Middle East	3.5%	2.1%
Europe and the Middle East	(16.4)%	(13.1)%

[1]	North America pricing includes surcharges to recover fuel-related, increases in paper and other costs.

[2]	Prices on a U.S. dollar basis exclude the effect of hedging.
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

(Dollars per euro)	Q2 2015	Q2 2014	% Change	YTD 2015	YTD 2014	% Change
Euro average exchange rate, spot	$1.10	$1.37	(19.7)%	$1.13	$1.33	(15.0)%
Euro average exchange rate, hedged	1.20	1.36	(11.8)%	1.27	1.36	(6.6)%
Year over year increases (decreases) in our results related to the effect of European currency was as follows:

(In millions)	Q2	YTD
Net sales:
Change in euro exchange rate	$(38)	$(69)
Change in realized hedging gain (loss)[1]	15	34
Effect on net sales	(23)	(35)
Local costs increase	9	18
Change in balance sheet translation gain (loss)[2]	5	(3)
Net effect on operating income (loss)	$(9)	$(20)
Table may not total or recalculate due to rounding.

[1]
Second quarter hedging gain was $14 million in 2015 versus a loss of $1 million in the same period of 2014. For the six months ended June 30, 2015 the hedging gain was $30 million versus a loss of $3 million in the six months ended June 30, 2014.

[2]
We discontinued entering into 30-day euro forward contracts to economically hedge the balance sheet translation in December 2014. Second quarter balance sheet translation was a net gain of $3 million in 2015 versus a net loss of $1 million in the same period of 2014. For the six months ended June 30, 2015 the balance sheet translation was a net loss of $7 million versus a net loss of $4 million in the six months ended June 30, 2014.

BANANA SEGMENT - OTHER INFORMATION
Import Regulations. No material changes to regulations governing the import of bananas has occurred since our Annual Report on Form 10-K for the year ended December 31, 2014.
Concentration of Risk. Our primary markets are in North America and Europe, but we also have sales in the Middle East and other markets. The majority of our sales in the Middle East are in Iran under license from the U.S. government that allows sale of food products to non-sanctioned parties. These sales to Iranian customers are in U.S. dollars and represent $6 million, $8 million and $12 million of "Trade receivables, less allowances" on the Condensed Consolidated Balance Sheet as of June 30, 2015, December 31, 2014 and June 30, 2014, respectively. Even though the sales in Iran are permitted, the international sanctions against Iran affected the ability of Iranian customers to pay invoices within terms because it became difficult for them to obtain U.S. dollars, euros or other suitable currencies in sufficient quantity on a regular basis. Over the course of 2012, our receivable balance with these customers increased, and we have established payment plans with each of these customers to reduce their balances. Certain customers have so far been able to find acceptable methods of payment to comply with their payment plans. However, some customers have not, and as a result, we recorded a reserve of $9 million in 2012, an additional $2 million in 2013, and another $2 million in 2015 as a result of further delinquency and other repayment risk. We source bananas from the Philippines for sale in the Middle East under a committed-volume, long term purchase contract with a former joint venture partner through 2016. To mitigate risk, we have reduced the amount of volume being sent to the Middle East and have developed customers in other Middle Eastern markets. However, Iran remains an important market for our Philippine-sourced bananas.
SALADS AND HEALTHY SNACKS SEGMENT - NET SALES, COST OF SALES & OPERATING INCOME ANALYSIS

	Better (Worse)
(In millions)	Q2	YTD
2014 Salads and Healthy Snacks segment net sales	$249	$479
Pricing including mix:
Retail value-added salads	4	8
Healthy snacks, foodservice and other	3	4
Volume:
Retail value-added salads	11	18
Healthy snacks, foodservice and other	(15)	(24)
Processed fruit ingredient products, primarily volume	(2)	(3)
Other	(2)	(4)
2015 Salads and Healthy Snacks segment net sales	$248	$478

	(Better) Worse
(In millions)	Q2	YTD
2014 Salads and Healthy Snacks cost of sales	$214	$420
Volume:
Retail value-added salads	9	15
Healthy snacks, foodservice and other	(11)	(18)
Mix:
Retail value-added salads	1	5
Healthy snacks, foodservice and other	2	3
Industry input and manufacturing costs:
Retail value-added salads	(9)	(18)
Healthy snacks, foodservice and other	(2)	(4)
Processed fruit ingredient products, primarily volume	(4)	(7)
Other	(1)	(2)
2015 Salads and Healthy Snacks cost of sales	$199	$394

	Better (Worse)
(In millions)	Q2	YTD
2014 Salads and Healthy Snacks segment operating income	$7	$4
Change in Salads and Healthy Snacks segment net sales from above	(1)	(1)
Change in Salads and Healthy Snacks segment cost of sales from above	15	26
Change in Salads and Healthy Snacks segment selling, general and administrative, including marketing	7	10
2015 Salads and Healthy Snacks segment operating income	$28	$39

SALADS AND HEALTHY SNACKS SEGMENT METRICS
Volume and average price per case for our retail value-added salads was as follows:

(In millions, except percentages)	Q2 2015	Q2 2014	% Change	YTD 2015	YTD 2014	% Change
Volume of 12-count cases	13.4	12.8	4.4%	26.1	25.2	3.7%
Average price per case including mix[1]			4.5%			4.9%

[1]	Average price per case includes fuel-related and other surcharges. Fuel surcharges generally reset quarterly based on the previous quarter's average fuel index prices.
INTEREST AND LOSS ON DEBT EXTINGUISHMENT
Interest expense was $9 million and $15 million for the quarters ended June 30, 2015 and 2014 and $19 million and $31 million for the six months ended June 30, 2015 and 2014, respectively. Loss on debt extinguishment in the first half of 2015 includes losses of $19 million from the redemptions of $224 million of the 7.875% Senior Secured Notes due 2021 ("7.875% Notes") and losses of $17 million from the repurchases of $151 million of the 4.25% Convertible Senior Notes due 2016 ("Convertible Notes").
Loss on debt extinguishment in the first half of 2014 relates to the redemption of $10 million of the 7.875% Notes on January 31, 2014.
OTHER INCOME (EXPENSE), NET
In the second quarter of 2015, we finalized the closure of a dormant distribution business in Singapore for an immaterial amount, which was recorded in "Other income (expense), net."
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
INCOME TAXES
Income taxes were a net expense of $1 million and $4 million for the quarters ended June 30, 2015 and 2014, respectively, and $7 million and $10 million for the six months ended June 30, 2015 and 2014, respectively. For the quarters and six months ended June 30, 2015 and 2014 the difference in the overall effective tax rate from the U.S. statutory rate is due to the existence of valuation allowances in the U.S. and other jurisdictions, as well as the mix of earnings across various jurisdictions and discrete tax items. See further details in Note 11 to the Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
We believe that our cash position, cash flow generated by operations and borrowing capacity under our 2015 ABL (defined below) and related party borrowing availability will provide sufficient cash reserves and liquidity to fund our working capital needs, capital expenditures and debt service requirements for at least the next twelve months. At June 30, 2015, we had no borrowings under the 2015 ABL Revolver (described below), under which $93 million was available after $25 million was used to support letters of credit. A subsidiary has a committed credit line of approximately €8 million ($9 million) for bank guarantees used primarily for payments due under import licenses and duties in European countries as of the date of this filing. We have €8 million ($9 million) of cash equivalents in compensating balance arrangements related to this committed credit line.
In January and February 2015, we redeemed $224 million of the 7.875% Notes, of which $85 million and $139 million were redeemed at 103% and 107.875% of the principal amount, plus accrued and unpaid interest to the redemption date, respectively. In accordance with the terms of the indenture of the 7.875% Notes, the change in control that occurred on January 6, 2015 required us to offer to repurchase the remaining $191 million principal amount of the 7.875% Notes at 101% of the principal amount, plus accrued and unpaid interest to the redemption date. Accordingly, we issued a tender offer for these notes where an insignificant amount were tendered. The change in control also required us to offer to repurchase the Convertible Notes, and on February 15, 2015, we repurchased $151 million principal amount of the Convertible Notes at a price of 100% of the principal amount plus accrued and unpaid interest through the redemption date. These repurchases together with the payout of approximately $37 million for unvested stock awards were financed with $192 million of net capital contributions and $238 million of related party loans from Chiquita US, the parent of Chiquita. These related party loans bear interest payable quarterly at LIBOR plus 100 basis points, or 1.19% at current rates, for the first two years and thereafter at LIBOR plus 500 basis points, or 5.19% at current rates.

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
See the description and terms of the debt redemptions and repurchases that occurred during the first half of 2015 in Note 6 and for the terms of the related equity contributions and related party debt in Note 2 and Note 16 to the Condensed Consolidated Financial Statements.
Cash provided by operations was $85 million and $38 million for the six months ended June 30, 2015 and 2014, respectively. Changes in cash flow from operations were primarily driven by payments for transaction costs and non cash portions of loss on debt extinguishment and stock based compensation and other positive movements within working capital balances.
Cash flow used in investing activities includes capital expenditures of $10 million and $25 million for the six months ended June 30, 2015 and 2014, respectively.
Depending on fuel prices, we can have significant obligations or amounts receivable under our bunker fuel forward arrangements, although we would expect any liability or asset from these arrangements to be offset by the purchase price of fuel. At June 30, 2015, December 31, 2014 and June 30, 2014, our bunker fuel forward contracts were a net asset (liability) of $(3) million, $(16) million and $1 million, respectively. Depending on euro exchange rates, we can have significant obligations or amounts receivable under our euro-based currency hedging contracts, although we would expect any liability or asset from these contracts to be more than offset by an increase in the dollar realization of the underlying euro-denominated sales. At June 30, 2015, December 31, 2014 and June 30, 2014, our euro-based currency hedging contracts were a net asset (liability) of $8 million, $24 million and $(1) million, respectively. The amount ultimately due or receivable will depend upon fuel prices for our bunker fuel forward arrangements or the exchange rate for our euro-based hedging contracts at the dates of settlement. See Quantitative and Qualitative Disclosures About Market Risk below and Note 7 and Note 8 to the Condensed Consolidated Financial Statements for further information about our hedging activities. We expect operating cash flows will be sufficient to cover hedging obligations, if any.
We face certain contingent liabilities which are described in Note 15 to the Condensed Consolidated Financial Statements; in accordance with generally accepted accounting practices, reserves have not been established for most of the ongoing matters, even when we have been required to deposit payments to preserve our right to appeal some of the Italian customs and tax cases. In connection with these contingent liabilities, we have been required to deposit payments in installments totaling €40 million ($44 million) through 2019 to preserve our right to appeal the customs and tax assessments. Of these assessments, we have deposited €30 million ($34 million) through June 30, 2015, which is included in "Investments and other assets, net" on the Consolidated Balance Sheet pending resolution of the appeals process. Based on rulings described in Note 15 to the Consolidated Financial Statements, approximately €2 million ($2 million) deposited for customs and tax assessments in Genoa was applied to deposit requirements in other jurisdictions. The remaining installment plans call for annual deposit payments of approximately €4 million ($5 million) 2015 through 2016, €4 million ($4 million) in 2017 and less than €1 million (less than $1 million) in 2018 and 2019; however, if we ultimately prevail in these cases, any deposits we have made are also expected to be refunded with interest. Because court rulings have varied, we have not been assessed in similar matters in other jurisdictions, but may be required to make additional payments based on future appeals or court rulings. We presently expect that we would use existing cash and borrowing resources together with operating cash flow to satisfy any such liabilities. It is possible that in future periods we could have to pay damages or other amounts in excess of the installment plans, the exact amount of which would be at the discretion of the applicable court or regulatory body.
Also as described in Note 15 to the Condensed Consolidated Financial Statements, in connection with a court judgment against one of our insurance carriers, National Union, we have received $12 million through June 30, 2015 from National Union for defense costs in certain matters. This sum, and an additional $2 million of interest, is being deferred in "Accrued Liabilities" on the Condensed Consolidated Balance Sheet because National Union asserts that it is entitled to obtain reimbursement of this amount from us based on the outcome of its appeal in the coverage case. In June 2014, after remand from the Ohio Court of Appeals, the trial court ruled that National Union is entitled to reimbursement of the defense costs that it has already paid plus interest. The company has appealed that ruling and secured a stay of the judgment ordering us to reimburse National Union pending the appeal.
At June 30, 2015, we were in compliance with each of our debt instruments and expect to remain in compliance for at least twelve months.
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
Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Reference is made to the discussion under Management's Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Management – Financial Instruments in our 2014 Annual Report on Form 10-K. As of June 30, 2015, the only material changes from the information presented in the Form 10-K are contained in the information provided below.
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
At July 24, 2015 we had:

•
Average rate collars for approximately 30% of our expected net sales through September 2015 that protect from a decline in the exchange rate below $1.33 per euro and limit the benefit of an increase in the exchange rate above $1.41 per euro.

•	Average rate forwards and synthetic average rate forwards that lock in the value of the euro for approximately 30% of our expected net sales through September 2015 at $1.36 per euro.
Our shipping operations are exposed to the volatility of fuel prices. To reduce the risk of rising fuel prices, we maintain a fuel surcharge program on sales in North America, and we enter into bunker fuel forward contracts (swaps) that allow us to lock in fuel prices for our European shipping rotation up to three years in the future. Bunker fuel forward contracts can offset increases in market fuel prices or can result in higher costs from declines in market fuel prices, but in either case can reduce the volatility of changing fuel prices on our results. The price we pay to ship bananas and other produce in container equipment on board third parties' container ships includes an adjustment for fuel costs that is not subject to our hedging program. At June 30, 2015, we had a deferred loss on bunker fuel hedges included in Accumulated other comprehensive income (loss) ("AOCI") of $3 million that is expected to increase our cost of bunker fuel in 2015 and represent coverage for expected fuel purchases of approximately 70%.
We carry hedging instruments at fair value on our Condensed Consolidated Balance Sheets. The fair value of the currency hedge portfolio and bunker fuel forward contracts was a net asset (liability) of $5 million, $8 million and $(1) million at June 30, 2015, December 31, 2014, and June 30, 2014, respectively. A hypothetical 10% increase in the euro currency rates would have resulted in a decline in fair value of the currency hedge portfolio of approximately $4 million at June 30, 2015. However, we expect that any loss on these put and call options would be more than offset by an increase in the dollar realization of the underlying sales denominated in foreign currencies. A hypothetical 10% decrease in bunker fuel rates would result in a decline in fair value of the bunker fuel forward contracts of less than $1 million at June 30, 2015. However, we expect that any decline in the fair value of these contracts would be offset by a decrease in the cost of underlying fuel purchases.
See Note 7 to the Condensed Consolidated Financial Statements for additional discussion of our hedging activities. See Note 8 to the Condensed Consolidated Financial Statements for additional discussion of fair value measurements.
DEBT INSTRUMENTS
Although the Condensed Consolidated Balance Sheets do not present debt at fair value, we have a significant amount of fixed-rate debt whose fair value could fluctuate as a result of changes in prevailing market rates. At June 30, 2015, we had $240 million principal balance of fixed-rate debt, which included the 7.875% Notes and the 4.25% Convertible Senior Notes. The $49 million principal balance of the Convertible Notes is greater than their $45 million carrying value due to the accounting standards for convertible notes such as ours that are described in Note 6 to the Condensed Consolidated Financial Statements. The $191 million principal balance of the 7.875% Notes is greater than their $190 million carrying value due to the related discount that will be amortized over the life of the 7.875% Notes. A hypothetical 0.50% increase in interest rates would have resulted in a decline in the fair value of our fixed-rate debt of approximately $5 million at June 30, 2015.
We are exposed to interest rate risk on our variable rate debt, which is primarily the outstanding balance under our related party loan with Chiquita US. We had approximately $284 million of variable rate debt at June 30, 2015 (see Notes 6 and 16 to the Condensed Consolidated Financial Statements). A 1% change in interest rates would result in a change to interest expense of approximately $3 million annually.
Item 4 – Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, are (a) accumulated and communicated to our management to allow timely decisions regarding required disclosure and (b) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. An evaluation was carried out by management, with the participation of the Chief Executive Officer, Bananas, Chief Executive Officer, Fresh Express and Chiquita Fruit Solutions, and Chief Financial Officer, of the effectiveness as of June 30, 2015 of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer, Bananas, Chief Executive Officer, Fresh Express and Chiquita Fruit Solutions, and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of that date.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes during the quarter ended June 30, 2015 in our internal control over financial reporting, as defined in Rule 13a-15f under the Exchange Act that have materially affected or are reasonably likely to affect our internal control over financial reporting.

PART II – Other Information
Item 1 – Legal Proceedings
The information included in Note 15 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q regarding the Colombia Related Matters and the Italian Customs and Tax Cases is incorporated by reference into this Item. Reference is made to the discussion under “Part 1, Item 3 - Legal Proceedings - Personal Injury Cases” in our Annual Report on Form 10-K for the year ended December 31, 2014. Regarding the asbestos cases pending in the Northern District of Ohio and the Pennsylvania Federal Court, there are currently 192 MARDOC cases against the Company that have been remanded from the Pennsylvania Federal Court and we expect that the 182 cases still pending against the Company in Pennsylvania are likely to be remanded by the end of 2015. Pursuant to an order issued by the Ohio court, the Company and other interested parties are attempting to develop a process through which the remanded cases may be resolved without trial, either by settlement or dismissal. At this time no final agreement has been reached.
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
Darcilo Santos
Vice President, Chief Financial Officer and Treasurer
August 12, 2015