Form 10-Q
period 2015-09-30
CHIQUITA BRANDS INTERNATIONAL INC
filed 2015-11-04
CIK 101063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The registrant is a privately held corporation and has no voting or non-voting common equity held by non-affiliates. As of November 4, 2015, there were 10,679,368 shares of common stock outstanding.

Chiquita Brands International, Inc.

PART I – Financial Information
Item 1 – Financial Statements
Chiquita Brands International, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Net sales	$674,700	$738,551	$2,176,678	$2,326,388
Cost of sales	581,661	663,536	1,842,512	2,065,095
Selling, general and administrative	48,499	53,658	139,381	163,004
Transaction costs	7,630	8,235	67,270	16,907
Depreciation	11,309	12,323	40,195	38,911
Amortization	2,338	2,342	7,022	7,025
Equity in losses (earnings) of investees	95	(105)	(88)	(437)
Operating income (loss)	23,168	(1,438)	80,386	35,883
Interest income	607	600	1,909	1,905
Interest expense	(7,624)	(15,564)	(26,190)	(46,331)
Loss on debt extinguishment	—	—	(36,212)	(521)
Other income (expense), net	(895)	(1,036)	(2,450)	(5,172)
Income (loss) before income taxes	15,256	(17,438)	17,443	(14,236)
Income tax expense	(5,087)	(518)	(12,312)	(10,487)
Net income (loss)	$10,169	$(17,956)	$5,131	$(24,723)
See Notes to Condensed Consolidated Financial Statements.

Chiquita Brands International, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Net income (loss)	$10,169	$(17,956)	$5,131	$(24,723)
Unrealized foreign currency translation gains (losses)	—	1	2	16
Realized (gains) losses for foreign currency translation on business disposal reclassified into Other income (expense), net	—	—	559	252
Net other comprehensive income (loss) related to foreign currency translation	—	1	561	268

Unrealized gains (losses) on derivatives for the period	(620)	19,072	15,384	22,467
Derivative (gains) losses reclassified into Net sales	(7,876)	(1,543)	(38,683)	504
Derivative (gains) losses reclassified into Cost of sales	3,760	822	16,000	586
Net other comprehensive income (loss) related to derivatives	(4,736)	18,351	(7,299)	23,557

Actuarial gains (losses) for the period, net of $0, $0, $120 and $259, respectively, of income tax benefit	(1)	—	3,266	(905)
Amortization included in pension cost	282	297	881	893
Net other comprehensive income (loss) related to defined benefit pension and severance plans	281	297	4,147	(12)
	(4,455)	18,649	(2,591)	23,813
Comprehensive income (loss)	$5,714	$693	$2,540	$(910)
See Notes to Condensed Consolidated Financial Statements.

Chiquita Brands International, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)	September 30, 2015	December 31, 2014	September 30, 2014
ASSETS
Current assets:
Cash and equivalents	$188,714	$48,160	$45,092
Trade receivables, less allowances of $16,889, $14,438 and $17,443, respectively	222,212	217,420	248,617
Other receivables, net	56,876	66,810	68,168
Inventories	217,278	197,307	208,931
Prepaid expenses	39,501	38,818	42,393
Other current assets	4,965	14,549	25,392
Total current assets	729,546	583,064	638,593
Property, plant and equipment, net	368,163	397,029	400,360
Investments and other assets, net	95,290	110,220	106,439
Trademarks	426,085	426,085	426,085
Goodwill	18,095	18,095	18,095
Other intangible assets, net	70,523	77,545	79,887
Total assets	$1,707,702	$1,612,038	$1,669,459
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$2,999	$4,703	$4,648
Accounts payable	266,344	223,286	248,730
Accrued liabilities	164,461	150,955	155,640
Total current liabilities	433,804	378,944	409,018
Long-term debt and capital lease obligations, net of current portion	278,411	637,518	634,882
Accrued pension and other employee benefits	76,921	89,381	81,394
Deferred tax liabilities	97,807	104,365	107,318
Other liabilities	72,252	78,496	58,764
Long-term related parties debt	238,479	—	—
Total liabilities	1,197,674	1,288,704	1,291,376
Commitments and contingencies
Shareholders' equity:
Common stock, $.01 par value (10,679,368, 47,112,311 and 47,048,211 shares outstanding, respectively)	107	471	470
Capital surplus	1,014,241	845,392	844,217
Accumulated deficit	(481,647)	(502,447)	(464,634)
Accumulated other comprehensive loss	(22,673)	(20,082)	(1,970)
Total shareholders' equity	510,028	323,334	378,083
Total liabilities and shareholders' equity	$1,707,702	$1,612,038	$1,669,459
See Notes to Condensed Consolidated Financial Statements.

Chiquita Brands International, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2015	2014
Cash provided (used) by:
OPERATIONS
Net income (loss)	$5,131	$(24,723)
Depreciation and amortization	47,217	45,936
Noncash portion of loss on debt extinguishment	22,735	521
Repayment of original issuance discounts	(6,161)	—
Reserve for trade receivables	4,849	5,085
Amortization of discount on Convertible Notes	3,805	9,144
Amortization of gain on sale of the shipping fleet	—	(6,290)
Stock-based compensation	16,165	5,583
Changes in current assets and liabilities and other	38,772	5,415
Operating cash flow	132,513	40,671
INVESTING
Capital expenditures	(13,575)	(38,836)
Net proceeds from sale of long-term assets	—	5,256
Other, net	(67)	(3,736)
Investing cash flow	(13,642)	(37,316)
FINANCING
Issuances of long-term debt with related party	238,479	—
Repurchase of Convertible Notes	(146,401)	—
Redemption of 7.875% Notes	(222,117)	(10,000)
Borrowings under the 2013 ABL Revolver	—	24,000
Repayments of the 2013 ABL Revolver	—	(24,000)
Repayments of the 2013 ABL Term Loan	(4,875)	(1,125)
Borrowings under the 2015 ABL	16,000	—
Repayments of the 2015 ABL	(16,000)	—
Repayments of long-term debt and capital lease obligations	(3,143)	(589)
Payments for debt modification and issuance costs	(2,738)	(266)
Payments of debt extinguishment costs	—	(300)
Payment of stock-based compensation	(36,588)	—
Payment of dividend to related party	(45,374)	—
Proceeds from sale of common stock	154,836	—
Proceeds from capital contributions	89,604	—
Advance from related party	18,445	—
Repayment of advance from related party	(18,445)	—
Financing cash flow	21,683	(12,280)
Increase (decrease) in cash and equivalents	140,554	(8,925)
Cash and equivalents, beginning of period	48,160	54,017
Cash and equivalents, end of period	$188,714	$45,092
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
Note 2 – Change in ownership
SHARE PURCHASE AND CHANGE IN CONTROL
On October 26, 2014, Chiquita Brands International, Inc. ("CBII" or "Chiquita") entered into an Agreement and Plan of Merger ("Merger Agreement") with Cavendish Global Limited (now known as Chiquita Holdings Ltd., "Parent"), a private limited company incorporated under the laws of England and Wales, and Cavendish Acquisition Corporation ("Merger Sub"). Parent and Merger Sub are affiliates of the Cutrale and J.Safra Groups. Under the Merger Agreement, a Tender Offer commenced for the purchase of all shares of CBII common stock for $14.50 per share. On January 6, 2015, Merger Sub accepted for payment 39,791,364 shares that were validly tendered (not including 1,748,335 shares tendered pursuant to notices of guaranteed delivery), which represented approximately 84.46% of the outstanding shares of CBII, which triggered a change in control. Because the Parent and affiliates did not own more than 90% of the shares of CBII as a result of the Tender Offer, the Top-Up Option under the Merger Agreement was exercised on January 6, 2015, whereby 41,286,271 Top-Up shares were issued at $14.50 per share in exchange for a promissory note such that Parent and affiliates controlled at least 90% of the shares of CBII. Parent then completed a short-form merger in accordance with New Jersey law, converting each share issued and outstanding into the right to receive $14.50, except for shares owned by the Parent and affiliates. Shares of CBII were delisted from public trading on the New York Stock Exchange before market open on January 7, 2015. Immediately following the short-form merger, Merger Sub merged into CBII with CBII being the surviving entity. Any treasury shares were immediately canceled and the promissory note resulting from the Top-Up Option was eliminated. Following the merger, 1,000 shares of CBII stock remained outstanding and were held by Cavendish US Corporation (now known as Chiquita US Corporation, "Chiquita US"), a Delaware corporation and wholly owned, indirect subsidiary of Parent. All required consents to the change in control under debt agreements, leases and other matters were obtained prior to January 6, 2015, the date of the change in control.
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
Total costs associated with the transition are anticipated to be in the range of $25 million to $40 million and are primarily related to: employee severance and relocation; the liability associated with the sub-letting or exit of our corporate headquarters office space in Charlotte; non-cash write-off of leasehold improvements and office equipment of approximately $10 million to $12 million; and the repayment of all $3 million of relocation incentives received in connection with our 2012 move to Charlotte. As of September 30, 2015, approximately $29 million had been incurred related to the transition. Severance costs will be expensed over the requisite service periods and paid when employees have completed their required service, and the relocation and other costs will be expensed and paid as incurred. The remaining liability and cost associated with the corporate office in Charlotte including potentially subletting the space, will be determined and recorded as we cease to use the space. The write-off of leasehold improvements and office equipment will be expensed over an accelerated estimated remaining life of 12-18 months. An accrual for the repayment obligation for incentives received from our 2012 relocation to Charlotte was included in our 2014 results as a component of "Transaction costs."
TRANSACTION COSTS
In connection with the Merger Agreement and the terminated Fyffes plc. strategic combination, we incurred legal, advisory and other expenses totaling $8 million and $8 million for the quarters ended September 30, 2015 and 2014, respectively and $67 million and $17 million for the nine months ended September 30, 2015 and 2014, respectively.
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
Note 4 – Trade and Finance Receivables
TRADE RECEIVABLES
Our primary markets are in North America and Europe, but we also have sales in the Middle East and other markets. The majority of our sales in the Middle East are in Iran under license from the U.S. government that allows sale of food products to non-sanctioned parties. Sales to Iranian customers are in U.S. dollars and represent $4 million, $8 million and $9 million of "Trade receivables, less allowances" on the Condensed Consolidated Balance Sheet as of September 30, 2015, December 31, 2014 and September 30, 2014, respectively. Even though the sales in Iran are permitted, the international sanctions against Iran affected the ability of Iranian customers to pay invoices within terms because it became difficult for them to obtain U.S. dollars, euros or other suitable currencies in sufficient quantity on a regular basis. Over the course of 2012, our receivable balance with these customers increased, and we have established payment plans with each of these customers to reduce their balances. Certain customers have so far been able to find acceptable methods of payment to comply with their payment plans. However, some customers have not, and as a result, we recorded a reserve of $9 million in 2012, an additional $2 million in 2013, and another $2 million in the second quarter of 2015 as a result of further delinquency and other repayment risk. We source bananas from the Philippines for sale in the Middle East under a committed-volume, long term purchase contract with a former joint venture partner through 2016. To mitigate risk, we have reduced the amount of volume being sent to the Middle East and have diluted our customer concentration in these markets. However, Iran remains an important market for our Philippine-sourced bananas.
FINANCE RECEIVABLES
Finance receivables were as follows:

	September 30, 2015		December 31, 2014		September 30, 2014
(In thousands)	Grower Receivables	Seller Financing	Grower Receivables	Seller Financing	Grower Receivables	Seller Financing
Gross receivable	$32,402	$22,390	$36,089	$25,629	$39,724	$24,401
Reserve	(31,775)	—	(32,074)	—	(32,653)	—
Net receivable	$627	$22,390	$4,015	$25,629	$7,071	$24,401

Current portion, net	$627	$5,025	$4,015	$4,740	$7,071	$4,229
Long-term portion, net	—	17,365	—	20,889	—	20,172
Net receivable	$627	$22,390	$4,015	$25,629	$7,071	$24,401

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
During the nine months ended September 30, 2015, there was no significant activity in the reserve for grower receivables balance. The gross grower receivable balance in each period primarily relates to advances to a former Chilean grower of grapes and other produce, that we fully reserved in 2011, when the grower was declared bankrupt. We continue to aggressively negotiate recovery.
We provided seller financing in the 2009 sale of the former joint venture that sourced bananas and pineapples from the Philippines for sale in the Middle East and Asia. The financing for the sale of this joint venture is a note that is receivable in equal installments through 2019. As of September 30, 2015, payments are current on this note receivable.
Note 5 – Inventories
Inventories consist of the following:

(In thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Finished goods	$76,711	$65,084	$69,244
Growing crops	78,455	75,412	73,068
Raw materials, supplies and other	62,112	56,811	66,619
	$217,278	$197,307	$208,931
Note 6 – Debt including Capital Lease Obligations
The carrying values of our debt represent amortized cost and are summarized below with estimated fair values:

	September 30, 2015		December 31, 2014		September 30, 2014
	Carrying Value	Estimated Fair Value[1]	Carrying Value	Estimated Fair Value[1]	Carrying Value	Estimated Fair Value[1]
(In thousands)
7.875% Senior Secured Notes due 2021	$190,390	$203,000	$412,483	$447,000	$412,403	$449,000
4.25% Convertible Senior Notes due 2016	45,872	45,000	176,431	200,000	173,194	200,000
2013 ABL Term Loan	—	—	4,875	4,800	5,250	5,000
Capital lease obligations[2]	40,192	40,100	41,891	41,800	42,142	42,000
Other debt	4,956	4,900	6,541	6,500	6,541	6,000
Less current portion	(2,999)		(4,703)		(4,648)
Total long-term debt and capital lease obligations	$278,411		$637,518		$634,882

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
The carrying amounts of the debt component of the Convertible Notes are as follows:

(In thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Principal amount of debt component[1]	$49,071	$200,000	$200,000
Unamortized discount	(3,199)	(23,569)	(26,806)
Net carrying amount of debt component	$45,872	$176,431	$173,194

[1]
As of December 31, 2014 and September 30, 2014, the Convertible Notes' "if-converted" value did not exceed their principal amount because our common stock price was below the conversion price of the Convertible Notes. The September 30, 2015 principal amount was reduced due to the repurchased Convertible Notes during the first quarter of 2015. See above for further discussion.

The interest expense related to the Convertible Notes was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
4.25% coupon interest	$521	$2,125	$2,366	$6,375
Amortization of deferred financing fees	28	117	114	352
Amortization of discount on the debt component	870	3,141	3,805	9,144
Total interest expense related to the Convertible Notes	$1,419	$5,383	$6,285	$15,871
RELATED PARTY LOAN
In connection with the partial extinguishment of the 7.875% Notes and the Convertible Notes as described above, CBII entered into a related party loan that totaled $238 million with its shareholder Chiquita US, as further discussed in Note 16.
ASSET-BASED LENDING FACILITY
On February 5, 2015 we replaced our existing Asset Based Lending Facility ("2013 ABL") with a new 5-year, $150 million Asset Based Lending Facility ("2015 ABL"). Existing cash was used to repay the $5 million outstanding term loan ("2013 ABL Term Loan") balance under the 2013 ABL and to pay the $3 million of financing fees associated with the 2015 ABL. Revolving availability under the 2015 ABL is based on a borrowing base calculation based on specified advance rates against the value of domestic accounts receivable, certain inventory and certain domestic machinery and equipment, with the potential for additional advances against foreign receivables. The borrowing base includes up to $19.55 million in borrowing capacity based on specified advance rates against the value of certain domestic machinery and equipment (the "Fixed Asset Sub-Line"), which Fixed Asset Sub-Line contains a re-load feature to potentially increase the sub-line to $50 million. The 2015 ABL matures on February 5, 2020. Loans under the 2015 ABL bear interest at a rate equal to LIBOR plus a margin of 1.25% to 1.75%, or Base Rate plus a margin of 0.25% to 0.75%, determined based on levels of borrowing availability reset each fiscal quarter. At September 30, 2015, the weighted average interest rate for the 2015 ABL was LIBOR plus 1.25%, or 1.45%.
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
At September 30, 2015, we had no borrowings under the 2015 ABL. We had $92 million of availability under the 2015 ABL after $25 million was used to support letters of credit.
At September 30, 2015, we were in compliance with the 2015 ABL and its other agreements and expect to remain in compliance for at least the next twelve months.
BUILD-TO-SUIT LEASE FOR MIDWEST SALAD PLANT CONSOLIDATION
In June 2012, we entered into a 20-year lease agreement for a salad production and warehousing facility in the Midwest that replaced three existing facilities in the region. The lease agreement contains two 5-year extension periods. The plant was phased into service during 2013, and the construction costs were finalized on March 31, 2014. As of April 1, 2015 an interest rate of 6.4% is used to calculate the capital lease liability and future payments. Lease payments increase annually based on CPI. The total liability related to this facility was $40 million, $41 million and $42 million at September 30, 2015, December 31, 2014 and September 30, 2014, respectively, of which approximately $1 million was current at each of those dates.

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
Note 7 – Hedging
As of September 30, 2015 all bunker fuel forward contracts and currency derivatives had settled, with no future positions outstanding and carried at fair value in the Condensed Consolidated Balance Sheets. For derivative instruments that were designated and qualified as cash flow hedges through September 30, 2015, the effective portion of the gains or losses was deferred as a component of "Accumulated other comprehensive income (loss)" ("AOCI") and reclassified into net income in the same period during which the hedged transaction affected net income. Gains and losses on derivatives representing hedge ineffectiveness were recognized in net income (loss) currently. See further information regarding fair value measurements of derivatives in Note 8.
To manage our exposure to exchange rates on the conversion of euro-based revenue into U.S. dollars, we used average rate euro put options, average rate collars (a purchased average rate euro put option paired with a sold average rate euro call option) and average rate euro forward contracts. In some cases, we entered into an average rate euro put and an average rate euro call at the same strike rate (a "synthetic average rate forward") to effectively lock in the exchange rate of the notional amount similar to an average rate euro forward. Average rate euro put options required an upfront premium payment and reduce the risk of a decline in the value of the euro without limiting the benefit of an increase in the value of the euro. Average rate euro call options sold by us required an upfront premium payment to be received from the counterparty and limited the benefit of an increase in the value of the euro without limiting the risk of a decline in the value of the euro. Average rate forward contracts locked in the value of the euro and do not require an upfront premium. These instruments were designated as cash flow hedges. As of September 30, 2015, all average rate euro put options, average rate collars and average rate forward contracts had settled.
Most of our foreign operations use the U.S. dollar as their functional currency. As a result, balance sheet translation adjustments due to currency fluctuations are recognized currently in "Cost of sales." To reduce the resulting volatility, through December 2014, we also entered into 30-day euro forward contracts each month to economically hedge the net monetary assets exposed to euro exchange rates and reduce the resulting volatility. We did not enter into 30-day euro forward contracts during the nine months ended September 30, 2015. These 30-day euro forward contracts were not designated as hedging instruments, and gains and losses on these forward contracts were recognized in "Cost of sales" as follows:

	Quarter ended September 30,		Nine months ended September 30,
(In thousands)	2015	2014	2015	2014
Gains on 30-day euro forward contracts	N/A	$5,351	N/A	$5,610
Losses from fluctuations in the value of the net monetary assets exposed to euro exchange rates	$(1,009)	(8,095)	$(8,351)	(12,041)
To minimize the volatility that changes in fuel prices can have on our operating results, we maintain a fuel surcharge program on sales in North America, and we entered into bunker fuel forward contracts (swaps) that allowed us to lock in fuel prices for our European shipping rotations for up to three years. These bunker fuel forward contracts were designated as cash flow hedging instruments. As of September 30, 2015, all bunker fuel forward contracts had settled with no future positions outstanding.
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

Activity related to our derivative assets and liabilities designated as hedging instruments is as follows:

	2015		2014
(In thousands)	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Currency Hedge Portfolio	Bunker Fuel Forward Contracts
Balance at beginning of year	$23,735	$(15,990)	$(5,014)	$988
Realized (gains) losses included in net income[1]	(16,773)	8,775	1,229	(175)
Purchases (sales), net[2]	—	—	277	—
Changes in fair value	18,017	(104)	(323)	(1,447)
Balance at March 31	$24,979	$(7,319)	$(3,831)	$(634)
Realized (gains) losses included in net income	(13,659)	3,465	1,414	(61)
Purchases (sales), net [2]	—	—	—	—
Changes in fair value	(3,636)	1,044	1,906	1,641
Balance at June 30	$7,684	$(2,810)	$(511)	$946
Realized (gains) losses included in net income	(7,727)	3,760	(1,308)	822
Purchases (sales), net [2]	—	—	149	—
Changes in fair value	43	(950)	23,513	(5,141)
Balance at September 30[3]	$—	$—	$21,843	$(3,373)

[1]	(Gains) losses realized from the settled currency and bunker fuel forward hedge contracts prior to maturity are included in the first quarter of 2015. See discussion above.

[2]
Purchases (sales) represent the cash premiums paid upon the purchase of euro put options or received upon the sale of euro call options. Bunker fuel and currency forward contracts require no up-front cash payment and have an initial fair value of zero; settlements on the forward contracts (swaps) occur upon their maturity.

[3]	Settlement periods for bunker fuel forward contracts and currency derivatives were through September 30, 2015, with no future positions outstanding.
The following tables summarize the effect of our derivatives designated as cash flow hedging instruments on OCI and earnings:

	Quarter ended September 30, 2015			Quarter ended September 30, 2014
(In thousands)	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Total	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Total
Gain (loss) recognized in OCI on derivative (effective portion)	$341	$(961)	$(620)	$23,983	$(4,911)	$19,072
Gain (loss) reclassified from accumulated OCI into income (effective portion)[1]	7,876	(3,760)	4,116	1,543	(822)	721
Loss recognized in income on derivative (ineffective portion)[1]	—	11	11	—	(230)	(230)

	Nine months ended September 30, 2015			Nine months ended September 30, 2014
(In thousands)	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Total	Currency Hedge Portfolio	Bunker Fuel Forward Contracts	Total
Gain (loss) recognized in OCI on derivative (effective portion)	$15,472	$(88)	$15,384	$26,757	$(4,290)	$22,467
Gain (loss) reclassified from accumulated OCI into income (effective portion)[1]	38,683	(16,000)	22,683	(504)	(586)	(1,090)
Loss recognized in income on derivative (ineffective portion)[1]	—	78	78	—	(657)	(657)

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
The following table summarizes financial assets and liabilities carried at fair value, including derivative instruments on a gross basis, and the location of these instruments on the Condensed Consolidated Balance Sheets as of December 31, 2014 and September 30, 2014. As of September 30, 2015, there were no financial assets and liabilities carried at fair value on the Condensed Consolidated Balance Sheet as all derivative instruments had settled by September 30, 2015:

		Assets (Liabilities)	Fair Value Measurements Using
(In thousands)		at Fair Value	Level 1	Level 2	Level 3

December 31, 2014
Derivatives recorded in "Other current assets":
Currency hedge portfolio	Gross amounts of recognized assets	$10,215	$—	$10,215	$—
Currency hedge portfolio	Gross amounts offset in the balance sheets	(145)	—	(145)	—
Net amount recorded in other current assets		10,070	—	10,070	—
Derivatives recorded in "Accrued liabilities":
Currency hedge portfolio	Gross amounts offset in the balance sheets	14,103	—	14,103	—
Currency hedge portfolio	Gross amounts of recognized liabilities	(438)	—	(438)	—
Bunker fuel forward contracts	Gross amounts offset in the balance sheets	(15,990)	—	(15,990)	—
Net amount recorded in accrued liabilities		(2,325)	—	(2,325)	—
December 31, 2014		$7,745	$—	$7,745	$—

September 30, 2014
Derivatives recorded in "Other current assets":
Currency hedge portfolio	Gross amounts of recognized assets	$22,593	$—	$22,593	$—
Currency hedge portfolio	Gross amounts offset in the balance sheets	(750)	—	(750)	—
Bunker fuel forward contracts	Gross amounts offset in the balance sheets	(3,373)	—	(3,373)	—
30-day euro forward contracts	Gross amounts of recognized assets	502	—	502	—
Net amount recorded in other current assets		18,972	—	18,972	—
September 30, 2014		$18,972	$—	$18,972	$—
Except as described in Note 7, currency hedge portfolio and bunker fuel forward contracts were designated as hedging instruments. 30-day euro forward contracts were not designated as hedging instruments. To the extent derivatives in an asset position and derivatives in a liability position were with the same counterparty, they were netted in the Condensed Consolidated Balance Sheets because we entered into master netting arrangements with each of our hedging partners.
We valued fuel hedging positions by applying an observable discount rate to the current forward prices of identical hedge positions. We valued currency hedging positions by utilizing observable or market-corroborated inputs such as exchange rates, volatility and forward yield curves. We traded only with counterparties that met certain liquidity and creditworthiness standards and did not anticipate non-performance by any of these counterparties. We did not require collateral from our counterparties, nor were we obligated to provide collateral when contracts were in a liability position. However, consideration of non-performance risk was required when valuing derivative instruments, and we included an adjustment for non-performance risk in the recognized measure of derivative instruments to reflect the full credit default spread ("CDS") applied to a net exposure for each counterparty. When there was a net asset position, we used the counterparty's CDS; when there was a net liability position, we used our own estimated CDS. CDS was generally not a significant input in measuring fair value and was not significant for any of our derivative instruments in any period presented. See further discussion and tabular disclosure of hedging activity in Note 7.
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
Note 9 – Pension and Severance Benefits
Net pension expense from our defined benefit and severance plans are primarily comprised of severance plans covering Central American employees and consists of the following:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Service cost	$1,958	$1,855	$5,873	$5,565
Interest on projected benefit obligation	1,320	1,411	3,961	4,241
Expected return on plan assets	(248)	(334)	(745)	(1,005)
Recognized actuarial loss	250	265	785	797
Amortization of prior service cost	32	32	96	96
Defined benefit and severance plan expense	$3,312	$3,229	$9,970	$9,694
Note 10 – Reclassifications from Accumulated Other Comprehensive Income
Gains and losses deferred in AOCI are reclassified and recognized in the Condensed Consolidated Statements of Operations when they are realized. The items in the table below do not have an income tax effect because they are either permanent differences in the income tax calculation or they relate to jurisdictions where we have established full valuation allowances against our deferred tax assets. Amounts of (income) expense reclassified from AOCI are as follows (in thousands):

AOCI Component	Line Items Affected by Reclassifications from AOCI in the Condensed Consolidated Statements of Operations	(Income) / expense reclassified from AOCI for the quarter ended September 30,		(Income) / expense reclassified from AOCI for the nine months ended September 30,
		2015	2014	2015	2014
Currency translation	Other income (expense), net	$—	$—	$2	$252
Currency hedge portfolio derivatives	Net sales	(7,876)	(1,543)	(38,683)	504
Bunker fuel forward contracts	Cost of sales	3,760	822	16,000	586
Prior service cost and recognized actuarial loss amortization related to pensions*		282	297	881	893
* These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 9 for further details.
The changes in the components of accumulated other comprehensive income, net of tax, for the quarter and nine months ended September 30, 2015 were as follows:

(In thousands)	Net cumulative currency translation gains (losses)	Net unrealized losses on qualifying cash flow hedges	Net unrecognized losses related to pension and severance plans (1)	Total
Balance at June 30, 2015	$271	$4,736	$(23,225)	$(18,218)
Other comprehensive income (loss) before reclassifications	—	(620)	(1)	(621)
Amounts reclassified from accumulated other comprehensive income	—	(4,116)	282	(3,834)
Net current-period other comprehensive income	—	(4,736)	281	(4,455)
Balance at September 30, 2015	$271	$—	$(22,944)	$(22,673)

(In thousands)	Net cumulative currency translation gains (losses)	Net unrealized losses on qualifying cash flow hedges	Net unrecognized losses related to pension and severance plans (1)	Total
Balance at December 31, 2014	$(290)	$7,299	$(27,091)	$(20,082)
Other comprehensive income (loss) before reclassifications	2	15,384	3,266	18,652
Amounts reclassified from accumulated other comprehensive income	559	(22,683)	881	(21,243)
Net current-period other comprehensive income	561	(7,299)	4,147	(2,591)
Balance at September 30, 2015	$271	$—	$(22,944)	$(22,673)
(1) Net of deferred tax asset of $521 thousand, $521 thousand and $401 thousand as of September 30, 2015, June 30, 2015 and December 31, 2014, respectively.
The changes in the components of accumulated other comprehensive income, net of tax, for the quarter and nine months ended September 30, 2014 were as follows:

(In thousands)	Net cumulative currency translation gains (losses)	Net unrealized losses on qualifying cash flow hedges	Net unrecognized losses related to pension and severance plans (1)	Total
Balance at June 30, 2014	$(202)	$(448)	$(19,969)	$(20,619)
Other comprehensive income (loss) before reclassifications	1	19,072	—	19,073
Amounts reclassified from accumulated other comprehensive income	—	(721)	297	(424)
Net current-period other comprehensive income	1	18,351	297	18,649
Balance at September 30, 2014	$(201)	$17,903	$(19,672)	$(1,970)

(In thousands)	Net cumulative currency translation gains (losses)	Net unrealized losses on qualifying cash flow hedges	Net unrecognized losses related to pension and severance plans (1)	Total
Balance at December 31, 2013	$(469)	$(5,654)	$(19,660)	$(25,783)
Other comprehensive income (loss) before reclassifications	16	22,467	(905)	21,578
Amounts reclassified from accumulated other comprehensive income	252	1,090	893	2,235
Net current-period other comprehensive income	268	23,557	(12)	23,813
Balance at September 30, 2014	$(201)	$17,903	$(19,672)	$(1,970)
(1) Net of deferred tax liability of $271 thousand, $271 thousand and $530 thousand as of September 30, 2014, June 30, 2014, and December 31, 2013, respectively.
Note 11 – Income Taxes
The effective tax rates were 33.3% and (3.0)% for the quarters ended September 30, 2015 and 2014, respectively and 70.6% and (73.7)% for the nine months ended September 30, 2015 and 2014, respectively. We record income taxes using an estimated annual effective tax rate for interim reporting. Under the annual effective tax rate method, jurisdictions with a projected loss where no tax benefit can be recognized are excluded from the calculation of the estimated annual effective tax rate.
The effective tax rates for the quarters and nine months ended September 30, 2015 and 2014 were impacted by the mix in earnings among domestic and foreign jurisdictions, losses in various jurisdictions and certain discrete items, including the Ecuadorian tax authority item discussed below. Many of these foreign jurisdictions have tax rates that are lower than the U.S. statutory rate, and we continue to maintain full valuation allowances on net deferred tax assets in certain of these foreign jurisdictions. The effective tax rates for the quarters and nine months ended September 30, 2015 and 2014 were also impacted by our continuing to maintain a full valuation allowance on U.S. net deferred tax assets.
We believe that it is reasonably possible that the amount of unrecognized income tax benefits and interest may decrease during the next 12 months by approximately $6 million related to the expiration of statutes of limitations, of which $6 million would reduce income tax expense.
As previously disclosed, the tax authority in Ecuador challenged the transfer pricing practices of major banana exporters and assessed $23 million of income taxes, penalties and interest related to transfer pricing from 2008 through 2010 and $5 million of statutorily required profit sharing related to transfer pricing from 2010. In the third quarter of 2015 we successfully negotiated with the Ecuadorian tax authority and settled the outstanding tax assessments relating to transfer pricing and profit sharing for 2008 and 2009, and reached a preliminary settlement for the 2010 tax year. We paid $3 million to the Ecuadorian tax authority and believe there will be no additional significant assessments.
Note 12 – Advertising and Promotion Expense
Advertising and certain promotion expenses are included in "Selling, general and administrative" in the Condensed Consolidated Statements of Operations and were $9 million and $5 million for the quarters ended September 30, 2015 and 2014, respectively, and were $25 million and $19 million for the nine months ended September 30, 2015 and 2014, respectively.
Note 13 – Stock-Based Compensation
Upon change in control on January 6, 2015, all unvested stock awards including restricted stock units ("RSU's"), Long Term Incentive Plan ("LTIP") awards and performance restricted stock units ("PRSU's") for performance periods ending after 2014 vested, where applicable, and became payable according to change in control provisions of the stock plans or other applicable agreements. The change-in-control vesting resulted in a total payout of $37 million during the quarter ended March 31, 2015. There has been no additional stock compensation expense in 2015 and stock-based compensation expense totaled $4 million for the quarter ended September 30, 2014. Stock-based compensation expense for the nine months ended September 30, 2015 and 2014 totaled $16 million and $8 million, respectively. The stock plan was terminated in August 2015. See Note 2 for further details regarding the change in control.

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
Financial information for each segment follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Net sales:
Bananas	$416,222	$477,472	$1,389,420	$1,516,343
Salads and Healthy Snacks	237,715	234,235	716,055	713,163
Other Produce	20,763	26,844	71,203	96,882
	$674,700	$738,551	$2,176,678	$2,326,388
Operating income (loss):
Bananas[1]	$14,617	$18,138	$109,178	$82,159
Salads and Healthy Snacks[2]	23,499	6,236	62,218	9,978
Other Produce	(660)	(4,788)	3,562	(4,663)
Corporate costs[3,4]	(14,288)	(21,024)	(94,572)	(51,591)
	$23,168	$(1,438)	$80,386	$35,883

[1]
Includes $5 million of cost related to the changeover of vessels at the end of the leases and a $1 million gain on the sale of a ripening facility in Europe in the nine months ended September 30, 2014.

[2]
Includes $2 million and $5 million of cost in the quarter and nine months ended September 30, 2014 related to severance, product resizing, product discontinuation, equipment write-downs and a legal settlement.

[3]
Includes $8 million of transaction costs for each of the quarters ended September 30, 2015 and 2014, and $67 million and $17 million of transaction costs for the nine months ended September 30, 2015 and 2014, respectively, related to the Merger Agreement and the terminated Fyffes plc. strategic combination.

Note 15 – Commitments and Contingencies
We and our subsidiaries are party to a variety of legal claims and proceedings in the ordinary course of business. Except as disclosed below, we have assessed the likelihood of these claims resulting in a material liability to be remote.
We had an accrual of $3 million, $4 million and $4 million, related to contingencies and legal proceedings in Europe at each of September 30, 2015, December 31, 2014, and September 30, 2014, respectively. In addition, we recorded $1 million and $4 million in the third quarter of 2015 and fourth quarter of 2014, respectively, related to a contingent reimbursement obligation related to the 2004 sale of our former Colombian operations, which was recorded in "Other income (expense), net." While other contingent liabilities described below may be material to the financial statements, we have determined that losses in these matters are not probable and have not accrued any other amounts. Regardless of their outcomes, we have paid, and will likely continue to incur, significant legal and other fees to defend ourselves in these proceedings, which may significantly affect our financial statements.
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
As of September 30, 2015, National Union had paid us $12 million as reimbursement for defense costs. This sum, and an additional $2 million of interest, is being deferred in "Accrued Liabilities" on the Condensed Consolidated Balance Sheet because National Union asserts that it is entitled to obtain reimbursement of this amount from us based on the outcome of its appeal in the coverage case. In June 2014, after remand from the Ohio Court of Appeals, the trial court ruled that National Union is entitled to reimbursement of the defense costs that it had already paid. The company has appealed that ruling and secured a stay of the judgment ordering us to reimburse National Union pending the appeal.
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

Under Italian law, the amounts claimed in the Trento, Alessandria, Aosta and Genoa cases became due and payable notwithstanding the pending appeals. Deposits made in these cases are deferred in "Investments and other assets, net" on the Condensed Consolidated Balance Sheets pending resolution of the appeals process. A summary of claims and deposits paid as of September 30, 2015 is as follows:

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

Customs Tax Assessment for 2004/2005	€19.4	€10.2	€29.6	€20.7
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
Note 16 – Related Party Transactions
On February 5, 2015, in connection with the partial extinguishment of the 7.875% Notes and the Convertible Notes as described in Note 6, CBII entered into a related party loan with its shareholder Chiquita US. At September 30, 2015, the related party loan totaled $238 million, represented by Tranche A for $44 million, Tranche B for $44 million and Tranche C for $151 million. All three Tranches of the related party loan are unsecured and payable in full, plus accrued and unpaid interest, on May 6, 2020. This related party loan bears interest payable quarterly at LIBOR plus 100 basis points, or 1.20% at current rates, for the first two years and thereafter at LIBOR plus 500 basis points, or 5.20% at current rates. As of the nine months ended September 30, 2015 we had $2 million of interest expense from the related party loan. Under the terms of the agreement, net cash proceeds from certain asset sales may be required to repay balances under the loan.
At September 30, 2015, we had balances of $1 million and less than $1 million in Accrued Liabilities and Accounts Payable, respectively, representing obligations to Chiquita US arising in the normal course of business.
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

Note 17 – New Accounting Standards
New accounting standards that could significantly affect our Condensed Consolidated Financial Statements are summarized as follows:

Standard Name	Issued	Description	Effective Date for Chiquita	Effect on Chiquita's Condensed Consolidated Financial Statements
Revenue from Contracts with Customers	August 2015 ASU 2015-14	Deferred the effective date of update 2014-09 by one year. Update 2014-09 requires additional considerations for timing and amount of revenue recognition for contract sales with customers.	Retrospective, beginning the first quarter of 2018. Early adoption is permitted to begin in the first quarter of 2017.
The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and will evaluate the effect of the standard on our sales contracts with customers, evaluate methods of adoption and monitor other future potential effects.

Defined Benefit Plan Accounting Simplification	July 2015 ASU 2015-12	Provides simplification for disclosure on pension investments.	Retrospective for fiscal years beginning after December 15, 2015.	We will adopt the new standard in the fiscal year beginning January 1, 2016. We will continue to evaluate the effect of the new standard moving forward.
Simplifying the cost of Inventory	July 2015 ASU 2015-11	Modifies the measurement of inventory, excluding inventory measured using LIFO, to be reported at the lower of cost or net realizable value.	Financial statements for fiscal years after December 15, 2016.Early adoption is permitted for statements that have not been previously issued.	We will adopt the new standard in the fiscal year beginning January 1, 2017. We will continue to evaluate the effect of the new standard moving forward.
Imputation of Interest Simplifying the Presentation of Debt Issuance Costs	April 2015 ASU 2015-03	Debt issuance costs related to a recognized debt liability must be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.	Financial statements for fiscal years after December 15, 2015. Early adoption is permitted for statements that have not been previously issued.	We will adopt the new standard in the fiscal year beginning January 1, 2016. We will continue to evaluate the effect of the new standard moving forward.
Amendments to the Consolidation Analysis	February 2015 ASU 2015-02	Modifies the conditions requiring a reporting entity to consolidate certain legal entities related to VIE's, partnerships, and money market funds.	Financial statements for fiscal years after December 15, 2015.	We will adopt the new standard in the fiscal year beginning January 1, 2016. We will continue to evaluate the effect of the new standard moving forward.
Business Combinations: Pushdown Accounting	November 2014 ASU 2014-17	Provides an acquired entity the option to apply pushdown accounting after a change-in-control event, in the reporting period of which the change-in-control event occurred.	Transactions after November 18, 2014.	No effect. We have elected to not apply pushdown accounting following the change in control event in the first quarter of 2015.

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

Chiquita Brands International, Inc.
Condensed Consolidating Statement of Operations (Unaudited)
Quarter Ended September 30, 2015
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-issuer)	(Co-issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$184,196	$299,928	$420,565	$(229,989)	$674,700
Cost of sales	—	206,249	250,868	354,503	(229,959)	581,661
Selling, general and administrative	(685)	1,399	24,085	23,771	(71)	48,499
Transaction costs	1,360	685	1,947	3,638	—	7,630
Depreciation	—	1,559	5,426	4,324	—	11,309
Amortization	—	—	2,317	21	—	2,338
Equity in losses (earnings) of investees and subsidiaries	(18,210)	(48,456)	146	95	66,520	95
Operating income (loss)	17,535	22,760	15,139	34,213	(66,479)	23,168
Interest income	—	—	—	607	—	607
Interest expense	(2,276)	(4,550)	(694)	(104)	—	(7,624)
Other income (expense), net	—	—	—	(895)	—	(895)
Intercompany interest and other	(3)	—	84	(40)	(41)	—
Income (loss) before income taxes	15,256	18,210	14,529	33,781	(66,520)	15,256
Income tax benefit (expense)	(5,087)	(5,205)	(5,629)	(4,553)	15,387	(5,087)
Net income (loss)	$10,169	$13,005	$8,900	$29,228	$(51,133)	$10,169

Chiquita Brands International, Inc.
Condensed Consolidating Statement of Comprehensive Income (Unaudited)
Quarter Ended September 30, 2015
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-issuer)	(Co-issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$10,169	$13,005	$8,900	$29,228	$(51,133)	$10,169
Other comprehensive income (loss), net of tax where applicable:
Unrealized foreign currency translation gains	—	—	—	—	—	—
Realized (gains) losses for foreign currency translation on business disposal reclassified into Other income (expense), net	—	—	—	—	—	—
Net other comprehensive income (loss) related to foreign currency translation	—	—	—	—	—	—

Unrealized gains (losses) on derivatives for the period	—	—	—	(620)	—	(620)
Derivative gains reclassified into Net sales	—	—	—	(7,876)	—	(7,876)
Derivative losses reclassified into Cost of sales	—	—	—	3,760	—	3,760
Net other comprehensive income related to derivatives	—	—	—	(4,736)	—	(4,736)

Actuarial gains (losses) for the period, net of tax	—	1	—	(2)	—	(1)
Amortization included in pension cost	—	102	—	180	—	282
Net other comprehensive income (loss) related to defined benefit pension and severance plans	—	103	—	178	—	281

Other comprehensive income (loss) of investments in subsidiaries	(4,455)	(4,558)	—	—	9,013	—

Comprehensive income (loss)	$5,714	$8,550	$8,900	$24,670	$(42,120)	$5,714

Chiquita Brands International, Inc.
Condensed Consolidating Statement of (Operations) (Unaudited)
Quarter Ended September 30, 2014
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating		Company
	(Co-issuer)	(Co-issuer)	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Net sales	$—	$217,299	$299,667	$463,861	$(242,276)		$738,551
Cost of sales	—	205,854	265,903	434,059	(242,280)		663,536
Selling, general and administrative	9,788	4,193	20,378	19,299	—		53,658
Transaction Costs	8,235	—	—	—	—		8,235
Depreciation	—	1,219	6,212	4,892	—		12,323
Amortization	—	—	2,335	7	—		2,342
Equity in losses of investees	(6,134)	(9,576)	289	(105)	15,421		(105)
Operating income (loss)	(11,889)	15,609	4,550	5,709	(15,417)		(1,438)
Interest income	—	—	(1)	601	—	—	600
Interest expense	(5,549)	(9,162)	(724)	(129)	—	—	(15,564)
Other income (expense), net	—	(313)	602	(1,321)	(4)		(1,036)
Income (loss) before income taxes	(17,438)	6,134	4,427	4,860	(15,421)		(17,438)
Income tax expense	(518)	792	(1,752)	(634)	1,594	—	(518)
Net income (loss)	$(17,956)	$6,926	$2,675	$4,226	$(13,827)		$(17,956)

Chiquita Brands International, Inc.
Condensed Consolidating Statement of Comprehensive Income (Unaudited)
Quarter Ended September 30, 2014
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-issuer)	(Co-issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(17,956)	$6,926	$2,675	$4,226	$(13,827)	$(17,956)
Unrealized foreign currency translation gains	—	—	—	1	—	1
Realized losses for foreign currency translation on business disposal reclassified into Other income (expense), net	—	—	—	—	—	—
Net other comprehensive income related to foreign currency translation	—	—	—	1	—	1

Unrealized losses on derivatives for the period	—	—	—	19,072	—	19,072
Derivative losses reclassified into Net sales	—	—	—	(1,543)	—	(1,543)
Derivative gains reclassified into Cost of sales	—	—	—	822	—	822
Net other comprehensive loss related to derivatives	—	—	—	18,351	—	18,351

Actuarial losses for the period, net of tax	—	1	—	(1)	—	—
Amortization included in pension cost	—	102	—	195	—	297
Net other comprehensive income (loss) related to defined benefit pension and severance plans	—	103	—	194	—	297
	—	—	—	18,351	—	18,351
Other comprehensive income (loss) of investments in subsidiaries	18,649	18,546	—	—	(37,195)	—

Comprehensive income (loss)	$693	$25,575	$2,675	$22,772	$(51,022)	$693

Chiquita Brands International, Inc.
Condensed Consolidating Statement of (Operations) (Unaudited)
Nine Months Ended September 30, 2015
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-issuer)	(Co-issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$594,107	$906,178	$1,402,330	$(725,937)	$2,176,678
Cost of sales	—	642,086	768,937	1,157,071	(725,582)	1,842,512
Selling, general and administrative	3,872	14,025	54,052	67,605	(173)	139,381
Transaction Costs	40,863	8,694	12,400	5,313	—	67,270
Depreciation	—	9,595	16,683	13,917	—	40,195
Amortization	—	—	6,988	34	—	7,022
Equity in losses of investees	(67,478)	(202,844)	250	(88)	270,072	(88)
Operating income (loss)	22,743	122,551	46,868	158,478	(270,254)	80,386
Interest income	—	—	—	1,909	—	1,909
Interest expense	(8,577)	(15,239)	(2,043)	(331)	—	(26,190)
Loss on debt extinguishment	(17,112)	(19,100)	—	—	—	(36,212)
Other income (expense), net	—	—	—	(2,450)	—	(2,450)
Intercompany interest and other	20,389	(20,734)	23	140	182	—
Income (loss) before income taxes	17,443	67,478	44,848	157,746	(270,072)	17,443
Income tax expense	(12,312)	(8,659)	(17,698)	(7,494)	33,851	(12,312)
Net income (loss)	$5,131	$58,819	$27,150	$150,252	$(236,221)	$5,131

Chiquita Brands International, Inc.
Condensed Consolidating Statement of Comprehensive Income (Unaudited)
Nine Months Ended September 30, 2015
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-issuer)	(Co-issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$5,131	$58,819	$27,150	$150,252	$(236,221)	$5,131
Other comprehensive income (loss), net of tax where applicable:
Unrealized foreign currency translation gains	—	—	—	2	—	2
Realized losses for foreign currency translation on business disposal reclassified into Other income (expense), net	—	—	—	559	—	559
Net other comprehensive income related to foreign currency translation	—	—	—	561	—	561

Unrealized gains (losses) on derivatives for the period	—	—	—	15,384	—	15,384
Derivative gains reclassified into Net sales	—	—	—	(38,683)	—	(38,683)
Derivative losses reclassified into Cost of sales	—	—	—	16,000	—	16,000
Net other comprehensive income related to derivatives	—	—	—	(7,299)	—	(7,299)

Actuarial gains for the period, net of tax	—	1,112	—	2,154	—	3,266
Amortization included in pension cost	—	340	—	541	—	881
Net other comprehensive income related to defined benefit pension and severance plans	—	1,452	—	2,695	—	4,147

Other comprehensive income (loss) of investments in subsidiaries	(2,591)	(4,043)	—	—	6,634	—

Comprehensive income (loss)	$2,540	$56,228	$27,150	$146,209	$(229,587)	$2,540

Chiquita Brands International, Inc.
Condensed Consolidating Statement of (Operations) (Unaudited)
Nine Months Ended September 30, 2014
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-issuer)	(Co-issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	—	651,515	911,465	1,504,218	(740,810)	2,326,388
Cost of sales	—	625,157	805,599	1,374,743	(740,404)	2,065,095
Selling, general and administrative	25,276	12,704	64,194	60,830	—	163,004
Transaction Costs	16,907	—	—	—	—	16,907
Depreciation	—	3,589	19,230	16,092	—	38,911
Amortization	—	—	7,006	19	—	7,025
Equity in losses in investees	(43,502)	(61,741)	4,540	(437)	100,703	(437)
Operating income (loss)	1,319	71,806	10,896	52,971	(101,109)	35,883
Interest income	—	2	33	1,870	—	1,905
Interest expense	(16,136)	(27,568)	(2,291)	(336)	—	(46,331)
Loss on debt extinguishment	—	(521)	—	—	—	(521)
Other income (expense), net	581	(217)	235	(6,177)	406	(5,172)
Income (loss) before income taxes	(14,236)	43,502	8,873	48,328	(100,703)	(14,236)
Income tax expense	(10,487)	(5,620)	(3,512)	(4,039)	13,171	(10,487)
Net income (loss)	$(24,723)	$37,882	$5,361	$44,289	$(87,532)	$(24,723)

Chiquita Brands International, Inc.
Condensed Consolidating Statement of Comprehensive Income (Unaudited)
Nine Months Ended September 30, 2014
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-issuer)	(Co-issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(24,723)	$37,882	$5,361	$44,289	$(87,532)	$(24,723)
Other comprehensive income (loss), net of tax where applicable:
Unrealized foreign currency translation gains	—	—	—	16	—	16
Realized losses for foreign currency translation on business disposal reclassified into Other income (expense), net	—	—	—	252	—	252
Net other comprehensive income related to foreign currency translation	—	—	—	268	—	268

Unrealized gains (losses) on derivatives for the period	—	—	—	22,467	—	22,467
Derivative gains reclassified into Net sales	—	—	—	504	—	504
Derivative losses reclassified into Cost of sales	—	—	—	586	—	586
Net other comprehensive income related to derivatives	—	—	—	23,557	—	23,557

Actuarial gains for the period, net of tax	—	(564)	—	(341)	—	(905)
Amortization included in pension cost	—	308	—	585	—	893
Net other comprehensive income related to defined benefit pension and severance plans	—	(256)	—	244	—	(12)

Other comprehensive income (loss) of investments in subsidiaries	23,813	24,069	—	—	(47,882)	—

Comprehensive income (loss)	$(910)	$61,695	$5,361	$68,358	$(135,414)	$(910)

Chiquita Brands International, Inc.
Condensed Consolidating Balance Sheet (Unaudited)
September 30, 2015
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-Issuer)	(Co-issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and equivalents	$393	$16,302	$88,859	$83,160	$—	$188,714
Trade receivables, less allowances	—	57,869	59,894	104,449	—	222,212
Other receivables, net	—	4,188	3,034	49,654	—	56,876
Inventories	—	11,050	34,907	171,321		217,278
Prepaid expenses	1,472	1,961	8,911	27,157	—	39,501
Other current assets	96	—	10,481	395	(6,007)	4,965
Total current assets	1,961	91,370	206,086	436,136	(6,007)	729,546
Property, plant and equipment, net	—	7,204	179,595	181,364	—	368,163
Investments and other assets, net	9,399	8,288	3,266	74,337	—	95,290
Trademarks	—	208,085	38,500	179,500	—	426,085
Goodwill	—	—	18,095	—	—	18,095
Other intangible assets, net	—	—	70,523	—	—	70,523
Investments in and accounts with subsidiaries	1,487,261	1,341,388	3,297	—	(2,831,946)	—
Due from affiliates	88,296	2,220,362	3,068,970	837,758	(6,215,386)	—
Total assets	$1,586,917	$3,876,697	$3,588,332	$1,709,095	$(9,053,339)	$1,707,702

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$—	$—	$1,363	$1,636	$—	$2,999
Accounts payable	3,897	6,765	114,902	140,780	—	266,344
Accrued liabilities	23,377	9,108	64,897	67,079	—	164,461
Total current liabilities	27,274	15,873	181,162	209,495	—	433,804
Long-term debt and capital lease obligations, net of current portion	45,872	190,389	38,637	3,513	—	278,411
Accrued pension and other employee benefits	8,826	4,358	20	63,717	—	76,921
Deferred tax liabilities	(125)	77,961	25,978	—	(6,007)	97,807
Other liabilities	6,750	215	23,945	41,342	—	72,252
Long-term related parties debt	238,479	—	—	—	—	238,479
Due to affiliates	749,813	2,100,640	2,890,419	474,514	(6,215,386)	—
Total liabilities	1,076,889	2,389,436	3,160,161	792,581	(6,221,393)	1,197,674
Commitments and contingencies
Total shareholders' equity	510,028	1,487,261	428,171	916,514	(2,831,946)	510,028
Total liabilities and shareholders' equity	$1,586,917	$3,876,697	$3,588,332	$1,709,095	$(9,053,339)	$1,707,702

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

Chiquita Brands International, Inc.
Condensed Consolidating Balance Sheet (Unaudited)
September 30, 2014
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-Issuer)	(Co-issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and equivalents	$—	$10,682	$—	$34,410	$—	$45,092
Trade receivables, less allowances	—	54,729	54,525	139,363	—	248,617
Other receivables, net	—	2,066	5,412	61,267	(577)	68,168
Inventories	—	10,702	30,246	167,983	—	208,931
Prepaid expenses	438	5,095	8,144	28,716	—	42,393
Other current assets	—	21,672	12,520	—	(8,800)	25,392
Total current assets	438	104,946	110,847	431,739	(9,377)	638,593
Property, plant and equipment, net	—	16,808	195,940	187,612	—	400,360
Investments and other assets, net	21,795	11,769	4,196	75,116	(6,437)	106,439
Trademarks	—	208,085	38,500	179,500	—	426,085
Goodwill	—	—	18,095	—	—	18,095
Other intangible assets, net	—	—	79,846	41	—	79,887
Investments in and accounts with subsidiaries	1,465,047	1,155,566	1,246	—	(2,621,859)	—
Due from affiliates	$58,317	$2,244,947	$1,481,248	$577,543	$(4,362,055)	$—
Total assets	$1,545,597	$3,742,121	$1,929,918	$1,451,551	$(6,999,728)	$1,669,459

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$—	$1,500	$1,662	$1,486	$—	$4,648
Accounts payable	8,533	5,558	92,875	141,764	—	248,730
Accrued liabilities	30,386	14,319	66,468	53,844	(9,377)	155,640
Due to affiliates	936,986	1,761,741	1,286,745	376,583	(4,362,055)	—
Total current liabilities	975,905	1,783,118	1,447,750	573,677	(4,371,432)	409,018
Long-term debt and capital lease obligations, net of current portion	173,194	416,153	40,373	5,162	—	634,882
Accrued pension and other employee benefits	14,665	2,760	4	63,965	—	81,394
Deferred tax liabilities	244	66,987	46,524	—	(6,437)	107,318
Other liabilities	3,506	8,056	9,619	37,583	—	58,764
Total liabilities	1,167,514	2,277,074	1,544,270	680,387	(4,377,869)	1,291,376
Commitments and contingencies
Total shareholders' equity	378,083	1,465,047	385,648	771,164	(2,621,859)	378,083
Total liabilities and shareholders' equity	$1,545,597	$3,742,121	$1,929,918	$1,451,551	$(6,999,728)	$1,669,459

Chiquita Brands International, Inc.
Condensed Consolidating Statement of Cash Flows (Unaudited)
Nine Months Ended September 30, 2015
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash provided (used) by:
Operating cash flow	$(254,163)	$329,032	$657	$56,987	$—	$132,513

Capital expenditures	—	(1,428)	(2,192)	(9,955)	—	(13,575)
Investing activity with subsidiaries	—	(93,304)	—	—	93,304	—
Other, net	—	—	—	(67)	—	(67)
Investing cash flow	—	(94,732)	(2,192)	(10,022)	93,304	(13,642)

Issuances of long-term debt with related party	238,479	—	—	—	—	238,479
Repurchase of Convertible Notes	(146,401)	—	—	—	—	(146,401)
Redemption of 7.875% Notes	—	(222,117)	—	—	—	(222,117)
Repayments of the 2013 ABL Term Loan	—	(4,875)	—	—	—	(4,875)
Borrowings under the 2015 ABL	—	16,000	—	—	—	16,000
Repayments of the 2015 ABL	—	(16,000)	—	—	—	(16,000)
Repayments of long-term debt and capital lease obligations	—	—	(2,910)	(233)	—	(3,143)
Payments for debt modification and issuance costs	—	(2,738)	—	—	—	(2,738)
Payment of stock-based compensation	(36,588)	—	—	—	—	(36,588)
Payment of dividend to related party	(45,374)	—	—	—	—	(45,374)
Proceeds from sale of common stock	154,836	—	—	—	—	154,836
Proceeds from capital contributions	89,604	—	—	—	—	89,604
Advance from related party	18,445	—	—	—	—	18,445
Repayment of advance from related party	(18,445)	—	—	—	—	(18,445)
Financing activity with subsidiaries	—	(1,975)	93,304	1,975	(93,304)	—
Financing cash flow	254,556	(231,705)	90,394	1,742	(93,304)	21,683
Increase (decrease) in cash and equivalents	393	2,595	88,859	48,707	—	140,554
Cash and equivalents, beginning of period	—	13,707	—	34,453	—	48,160
Cash and equivalents, end of period	$393	$16,302	$88,859	$83,160	$—	$188,714

Chiquita Brands International, Inc.
Condensed Consolidating Statement of Cash Flows (Unaudited)
Nine months Ended September 30, 2014
(in thousands)
	CBII	CBLLC	Guarantor	Non-Guarantor	Consolidating	Company
	(Co-Issuer)	(Co-Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash provided (used) by:
Operating cash flow	$—	$14,674	$3,243	$22,754	$—	$40,671

Capital expenditures	—	(2,689)	(8,748)	(27,399)	—	(38,836)
Net Proceeds from sale of long-term assets	—	—	1,167	4,089	—	5,256
Investing activity with subsidiaries[1]	—	(5,463)	(570)	—	6,033	—
Other, net	—	—	—	(3,736)	—	(3,736)
Investing cash flow	—	(8,152)	(8,151)	(27,046)	6,033	(37,316)

Redemption of 7.875% Notes	—	(10,000)	—	—	—	(10,000)
Borrowings under the 2013 ABL Revolver	—	24,000	—	—	—	24,000
Repayments of the 2013 ABL Revolver	—	(24,000)	—	—	—	(24,000)
Repayments of the 2013 ABL Term Loan	—	(1,125)	—	—	—	(1,125)
Repayments of long-term debt and capital lease obligations	—	—	(555)	(34)	—	(589)
Payments for debt modification and issuance costs	—	(266)	—	—	—	(266)
Payments of debt extinguishment costs	—	(300)	—	—	—	(300)
Financing activity with subsidiaries[1]	—	—	5,463	570	(6,033)	—
Financing cash flow	—	(11,691)	4,908	536	(6,033)	(12,280)
Increase (decrease) in cash and equivalents	—	(5,169)	—	(3,756)	—	(8,925)
Cash and equivalents, beginning of period	—	15,851	—	38,166	—	54,017
Cash and equivalents, end of period	$—	$10,682	$—	$34,410	$—	$45,092
1 As previously disclosed in our second quarter of 2014 Form 10-Q, $3 million of investing and financing activity between the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries during the first quarter of 2014 has been corrected and is reflected in this condensed consolidating statement of cash flows for the nine months ended September 30, 2014.

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
Change in Ownership
On October 26, 2014, Chiquita entered into an Agreement and Plan of Merger ("Merger Agreement") with Cavendish Global Limited (now known as Chiquita Holdings Ltd., "Parent"), a private limited company incorporated under the laws of England and Wales and an affiliate of the Cutrale and J.Safra Groups. The merger was consummated on January 6, 2015, as described in Note 2 to the Condensed Consolidated Financial Statements, with all of Chiquita's outstanding shares being purchased for $14.50 per share and resulting in Cavendish US Corporation (now known as Chiquita US Corporation, "Chiquita US"), a wholly-owned, indirect subsidiary of Parent, owning 100% of Chiquita.
In the third quarter and the first nine months of 2015, we incurred $8 million and $67 million, respectively of transaction costs, including legal, advisory and other expenses, related to the Merger Agreement.
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

Operations Overview
In the third quarter of 2015, operating performance improved in our core Bananas and Salads and Healthy Snacks businesses compared with the same period of 2014. Excluding transaction costs described above, our overall operating income during the first nine months of 2015 also improved compared with the same period of 2014.
In our Bananas segment, our operating income improved year over year. Overall banana volume was lower and foreign exchange fluctuations had an adverse impact on our sales as compared to the first nine months of 2014, partially offset by pricing increases in accordance with our strategy to prioritize price over volume. Our banana segment also benefited from lower fuel costs and shipping and logistics efficiencies.
Our Salads and Healthy Snacks segment results reflected increased volume in our retail value-added salads, packaging and overall operational efficiency and pricing actions that took effect during the second half of 2014. This resulted in increased retail value-added salad pricing inclusive of product mix, partially offset by lower sales volume in our foodservice segment. The segment also benefited from lower fuel costs and reduced SG&A (selling general and administrative) costs further bolstering strong results.
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

	Quarter Ended September 30,		Nine Months ended September 30,
(In millions)	2015	2014	2015	2014
Net sales:
Bananas	$416	$477	$1,389	$1,516
Salads and Healthy Snacks	238	234	716	713
Other Produce	21	27	71	97
	$675	$739	$2,177	$2,326
Cost of sales:
Bananas	$363	$426	$1,179	$1,333
Salads and Healthy Snacks	197	202	592	622
Other Produce	21	32	65	102
Corporate costs	1	3	7	8
	$582	$663	$1,843	$2,065
Operating income (loss):
Bananas	$15	$18	$109	$82
Salads and Healthy Snacks	23	6	62	10
Other Produce	(1)	(5)	4	(5)
Corporate Costs	(14)	(21)	(95)	(52)
	$23	$(1)	$80	$36
Tables may not total or recalculate due to rounding.
QUARTER ENDED SEPTEMBER 30, 2015 vs. QUARTER ENDED SEPTEMBER 30, 2014
Net Sales. Net sales decreased on a consolidated basis by 8.6%. In our Bananas segment, the decrease in net sales was driven by lower volume in North America and the impact from foreign exchange offset slightly by higher banana pricing. Salads and Healthy Snacks segment sales increased, year over year, as a result of increased retail volume, improved product mix and more efficient use of trade spend, offset by a decline in sales volume for the food service and processed fruit ingredient businesses. Other produce sales decreased primarily as a result of lower volume.
Cost of Sales. Cost of sales decreased 12.2% on a consolidated basis. The primary drivers of lower costs were reduced weather impacts as compared to the third quarter of 2014, lower fruit volumes in 2015 and lower fuel costs.
In our Bananas segment, cost of sales decreased due to lower overall volume and spot purchases, improved productivity on owned farms, and lower fuel costs. In our Salads and Healthy Snacks segment, cost of sales decreased significantly in the third quarter of 2015 as compared to 2014 mainly due to increased operational efficiencies and reduced fuel costs. Other produce cost of sales decreased due to lower volume.
Operating Income. As a result of the items discussed above, our operating income was higher than the third quarter of 2014, slightly offset by additional Corporate costs driven by the $8 million of transaction costs in connection with the Merger Agreement. Excluding transaction costs, Corporate costs improved due to lower legal fees, medical cost reductions and staffing and operating efficiencies. Corporate costs represent expenses not allocated to the reportable segments, including certain selling, general and administrative costs.
NINE MONTHS ENDED SEPTEMBER 30, 2015 vs. NINE MONTHS ENDED SEPTEMBER 30, 2014
Net Sales. Net sales decreased on a consolidated basis by 6.4%. In our Bananas segment, the decrease in net sales was driven by lower volume in North America and Core Europe (defined below) as a result of fewer spot market purchases and the impact from foreign exchange offset slightly by higher banana pricing.

Salads and Healthy Snacks segment sales increased, year over year, as a result of increased retail volume, improved product mix, the increased pricing action implemented in July 2014 and more efficient use of trade spend, offset by a decline in sales volume for the food service segment.
Other produce sales decreased primarily as a result of weather conditions.
Cost of Sales. Cost of sales decreased 10.8% on a consolidated basis. The primary drivers of lower costs as compared to the nine months ended September 30, 2014 were operating efficiencies, lower fruit volumes, lower fuel costs and shipping efficiencies. In our Bananas segment, cost of sales decreased due to lower overall volume and spot purchases and improved productivity on our owned farms. Logistical saving through new shipping rotations have also limited costs. In our Salads and Healthy Snacks segment, cost of sales decreased significantly in the nine months ending 2015 as compared to 2014 due to increased operational efficiencies, decreased fuel costs and improved growing conditions from reduced weather impacts on logistic and raw supply costs. Packaging and sizing initiatives beginning in the third quarter of 2014 also resulted in increased value chain savings and lower overall costs during 2015. Other produce cost of sales decreased due to lower volume.
Operating Income. As a result of the items discussed above, our operating income was higher than the nine months ended September 30, 2014, offset by additional Corporate costs driven by the $67 million of transaction costs in connection with the Merger Agreement. Excluding transaction costs, Corporate costs improved due to lower legal fees, medical cost reductions and staffing and operating efficiencies. Corporate costs represent expenses not allocated to the reportable segments, including certain selling, general and administrative costs.
Additional detail of the variances are included in the segment discussion below.
BANANA SEGMENT - NET SALES, COST OF SALES AND OPERATING INCOME ANALYSIS

	Better (Worse)
(In millions)	Q3	YTD
2014 Banana segment net sales	$477	$1,516
Global pricing and geographic product mix	(6)	11
Volume	(38)	(83)
Average European exchange rates including the effect of hedging	(17)	(53)
Other	—	(2)
2015 Banana segment net sales	$416	$1,389

	(Better) Worse
(In millions)	Q3	YTD
2014 Banana segment cost of sales	$426	$1,333
Volume	(25)	(57)
Sourcing and logistics costs[1]	(33)	(90)
Average European exchange rates	(2)	—
Tariffs	(1)	(4)
Other	(2)	(3)
2015 Banana segment cost of sales	$363	$1,179

[1]
Sourcing costs include the costs of producing fruit in our owned operations and purchasing fruit from third party growers. Logistics costs are significantly affected by source locations of fruit, fuel prices and scale efficiencies. Bunker fuel hedges include losses of $4 million and $1 million for the third quarters of 2015 and 2014, respectively, and losses of $16 million and $1 million for the nine months ended September 30, 2015 and 2014, respectively.

	Better (Worse)
(In millions)	Q3	YTD
2014 Banana segment operating income	$18	$82
Change in Banana segment net sales from above	(61)	(127)
Change in Banana segment cost of sales from above	63	154
Change in Banana segment selling, general and administrative expenses	(5)	—
2015 Banana segment operating income	$15	$109
European Exchange Rates. We used hedging instruments (derivatives) through September 30, 2015 to reduce the negative cash flow and earnings effect that any significant decline in the value of the euro would have on the conversion of euro-based revenue into U.S. dollars. To minimize the volatility that changes in fuel prices could have on the operating results of our core shipping operations, we also used hedging instruments through September 30, 2015 to lock in prices of future bunker fuel purchases. Further discussion of hedging risks and instruments can be found under the caption Item 3 – Quantitative and Qualitative Disclosures About Market Risk below and Note 7 to the Condensed Consolidated Financial Statements. The average spot and hedged euro exchange rates were as follows:

(Dollars per euro)	Q3 2015	Q3 2014	% Change	YTD 2015	YTD 2014	% Change
Euro average exchange rate, spot	$1.11	$1.33	(16.5)%	$1.12	$1.36	(17.6)%
Euro average exchange rate, hedged	1.23	1.35	(8.6)%	1.26	1.36	(7.1)%
Year over year increases (decreases) in our results related to the effect of European currency was as follows:

(In millions)	Q3	YTD
Net sales:
Change in euro exchange rate	$(24)	$(93)
Change in realized hedging gain (loss)[1]	7	39
Effect on net sales	(17)	(53)
Local costs increase	8	26
Change in balance sheet translation gain (loss)[2]	2	(2)
Net effect on operating income (loss)	$(7)	$(29)
Table may not total or recalculate due to rounding.

[1]
Third quarter hedging gain was $8 million in 2015 versus $1 million in the same period of 2014. For the nine months ended September 30, 2015 the hedging gain was $38 million versus a loss of $1 million in the nine months ended September 30, 2014.

[2]
We discontinued entering into 30-day euro forward contracts to economically hedge the balance sheet translation in December 2014. Third quarter balance sheet translation was a net loss of $1 million in 2015 versus a net loss of $3 million in the same period of 2014. For the nine months ended September 30, 2015 the balance sheet translation was a net loss of $8 million versus a net loss of $6 million in the nine months ended September 30, 2014.

BANANA SEGMENT - OTHER INFORMATION
Import Regulations. No material changes to regulations governing the import of bananas has occurred since our Annual Report on Form 10-K for the year ended December 31, 2014.
Concentration of Risk. Our primary markets are in North America and Europe, but we also have sales in the Middle East and other markets. The majority of our sales in the Middle East are in Iran under a general US license that allows exports and reexports of food products to Iran except to sanctioned, military, or law enforcement parties. To mitigate risk, we have reduced the amount of volume being sent to the Middle East and have diluted our customer concentration in these markets.

SALADS AND HEALTHY SNACKS SEGMENT - NET SALES, COST OF SALES & OPERATING INCOME ANALYSIS

	Better (Worse)
(In millions)	Q3	YTD
2014 Salads and Healthy Snacks segment net sales	$234	$713
Pricing including mix:
Retail value-added salads	6	14
Healthy snacks, foodservice and other	1	5
Volume:
Retail value-added salads	11	29
Healthy snacks, foodservice and other	(12)	(36)
Processed fruit ingredient products, primarily volume	—	(3)
Other	(2)	(6)
2015 Salads and Healthy Snacks segment net sales	$238	$716

	(Better) Worse
(In millions)	Q3	YTD
2014 Salads and Healthy Snacks cost of sales	$202	$622
Volume:
Retail value-added salads	9	24
Healthy snacks, foodservice and other	(8)	(26)
Mix:
Retail value-added salads	4	9
Healthy snacks, foodservice and other	1	4
Industry input and manufacturing costs:
Retail value-added salads	(9)	(27)
Healthy snacks, foodservice and other	—	(4)
Processed fruit ingredient products, primarily volume	—	(7)
Other	(2)	(3)
2015 Salads and Healthy Snacks cost of sales	$197	$592

	Better (Worse)
(In millions)	Q3	YTD
2014 Salads and Healthy Snacks segment operating income	$6	$10
Change in Salads and Healthy Snacks segment net sales from above	4	3
Change in Salads and Healthy Snacks segment cost of sales from above	5	30
Change in Salads and Healthy Snacks segment selling, general and administrative expenses, including marketing	8	19
2015 Salads and Healthy Snacks segment operating income	$23	$62
INTEREST AND LOSS ON DEBT EXTINGUISHMENT
Interest expense was $8 million and $16 million for the quarters ended September 30, 2015 and 2014 and $26 million and $46 million for the nine months ended September 30, 2015 and 2014, respectively. Loss on debt extinguishment in the first nine months of 2015 includes losses of $19 million from the redemptions of $224 million of the 7.875% Senior Secured Notes due 2021 ("7.875% Notes") and losses of $17 million from the repurchases of $151 million of the 4.25% Convertible Senior Notes due 2016 ("Convertible Notes").
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
INCOME TAXES
Income taxes were a net expense of $5 million and $1 million for the quarters ended September 30, 2015 and 2014, respectively, and $12 million and $10 million for the nine months ended September 30, 2015 and 2014, respectively. For the quarters and nine months ended September 30, 2015 and 2014 the difference in the overall effective tax rate from the U.S. statutory rate is due to the existence of valuation allowances in the U.S. and other jurisdictions, as well as the mix of earnings across various jurisdictions and discrete tax items. See further details in Note 11 to the Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
We believe that our cash position, cash flow generated by operations and borrowing capacity under our 2015 ABL (defined below) will provide sufficient cash reserves and liquidity to fund our working capital needs, capital expenditures and debt service requirements for at least the next twelve months. At September 30, 2015, we had no borrowings under the 2015 ABL Revolver (described below), under which $92 million was available after $25 million was used to support letters of credit. A subsidiary has a committed credit line of approximately €8 million ($9 million) for bank guarantees used primarily for payments due under import licenses and duties in European countries as of the date of this filing. We have €8 million ($9 million) of cash equivalents in compensating balance arrangements related to this committed credit line.
As noted under "Overview", we undertook refinancing and restructuring activities in January and February 2015. See the description and terms of the debt redemptions and repurchases that occurred during the first nine months of 2015 in Note 6 and for the terms of the related equity contributions and related party debt in Note 2 and Note 16 to the Condensed Consolidated Financial Statements.
Cash provided by operations was $133 million and $41 million for the nine months ended September 30, 2015 and 2014, respectively. Changes in cash flow from operations were primarily driven by payments for transaction costs and non cash portions of loss on debt extinguishment and stock based compensation and other positive movements within working capital balances.
Cash flow used in investing activities is primarily due to capital expenditures of $14 million and $39 million for the nine months ended September 30, 2015 and 2014, respectively.
Depending on fuel prices, we could have had significant obligations or amounts receivable under our bunker fuel forward arrangements, although we expected any liability or asset from these arrangements to be offset by the purchase price of fuel. As of September 30, 2015 all bunker fuel forward contracts had settled, with no future positions outstanding and carried at fair value in the Condensed Consolidated Balance Sheets. At December 31, 2014 and September 30, 2014, our bunker fuel forward contracts were a net liability of $16 million and $3 million, respectively. Depending on euro exchange rates, we could have had significant obligations or amounts receivable under our euro-based currency hedging contracts, although we expected any liability or asset from these contracts to be more than offset by an increase in the dollar realization of the underlying euro-denominated sales. As of September 30, 2015 all euro-based currency hedging contracts had settled, with no future positions outstanding and carried at fair value in the Condensed Consolidated Balance Sheets. At December 31, 2014 and September 30, 2014, our euro-based currency hedging contracts were a net asset of $24 million and $22 million, respectively. The amount ultimately due or receivable was dependent upon fuel prices for our bunker fuel forward arrangements or the exchange rate for our euro-based hedging contracts at the dates of settlement. See Quantitative and Qualitative Disclosures About Market Risk below and Note 7 and Note 8 to the Condensed Consolidated Financial Statements for further information about our hedging activities.
We face certain contingent liabilities which are described in Note 15 to the Condensed Consolidated Financial Statements; in accordance with generally accepted accounting practices, reserves have not been established for most of the ongoing matters, even when we have been required to deposit payments to preserve our right to appeal some of the Italian customs and tax cases. In connection with these contingent liabilities, we have been required to deposit payments in installments totaling €40 million ($44 million) through 2019 to preserve our right to appeal the customs and tax assessments. Of these assessments, we have deposited €31 million ($35 million) through September 30, 2015, which is included in "Investments and other assets, net" on the Consolidated Balance Sheet pending resolution of the appeals process. Based on rulings described in Note 15 to the Consolidated Financial Statements, approximately €2 million ($2 million) deposited for customs and tax assessments in Genoa was applied to deposit requirements in other jurisdictions. The remaining installment plans call for annual deposit payments of approximately €4 million ($5 million) 2015 through 2016, €4 million ($4 million) in 2017 and less than €1 million (less than $1 million) in 2018 and 2019; however, if we ultimately prevail in these cases, any deposits we have made are also expected to be refunded with interest. Because court rulings have varied, we have not been assessed in similar matters in other jurisdictions, but may be required to make additional payments based on future appeals or court rulings. We presently expect that we would use existing cash and borrowing resources together with operating cash flow to satisfy any such liabilities. It is possible that in future periods we could have to pay damages or other amounts in excess of the installment plans, the exact amount of which would be at the discretion of the applicable court or regulatory body.
Also as described in Note 15 to the Condensed Consolidated Financial Statements, in connection with a court judgment against one of our insurance carriers, National Union, we have received $12 million through September 30, 2015 from National Union for defense costs in certain matters. This sum, and an additional $2 million of interest, is being deferred in "Accrued Liabilities" on the Condensed Consolidated Balance Sheet because National Union asserts that it is entitled to obtain reimbursement of this amount from us based on the outcome of its appeal in the coverage case. In June 2014, after remand from the Ohio Court of Appeals, the trial court ruled that National Union is entitled to reimbursement of the defense costs that it has already paid plus interest. The company has appealed that ruling and secured a stay of the judgment ordering us to reimburse National Union pending the appeal.
At September 30, 2015, we were in compliance with each of our debt instruments and expect to remain in compliance for at least twelve months.
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

* * * * *
This quarterly report contains certain statements that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control, including: the customary risks experienced by global food companies, such as prices for commodity and other inputs, currency exchange rate fluctuations, industry and competitive conditions (all of which may be more unpredictable in light of continuing uncertainty in the global economic environment), government regulations, food safety issues and product recalls affecting the company or the industry, labor relations, burdensome taxes, additional tax assessments in foreign jurisdictions, political instability and terrorism; challenges in implementing the relocation of our corporate headquarters and other North American corporate functions from Charlotte, North Carolina; challenges in our ability to achieve cost savings and other benefits from restructuring and strategic changes; unusual weather events, conditions or crop risks; continued ability to access the capital and credit markets on commercially reasonable terms and comply with the terms of our debt instruments; access to and cost of financing; and the outcome of pending litigation and governmental investigations involving the company, as well as the legal fees and other costs incurred in connection with such items.
The forward-looking statements speak as of the date made and are not guarantees of future performance. Actual results or developments may differ materially from the expectations expressed or implied in the forward-looking statements, and we undertake no obligation to update any such statements.
Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Reference is made to the discussion under Management's Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Management – Financial Instruments in our 2014 Annual Report on Form 10-K. As of September 30, 2015, the only material changes from the information presented in the Form 10-K are contained in the information provided below.
Our products are distributed in nearly 70 countries. International sales are made primarily in U.S. dollars and major European currencies. We reduced currency exchange risk from sales originating in currencies other than the U.S. dollar by exchanging local currencies for dollars promptly upon receipt. We consider our exposure, current market conditions and hedging costs in determining when and whether to enter into new hedging instruments to hedge the dollar value of our estimated euro net sales up to 18 months into the future. We may use average rate put options, average rate collars (an average rate put option paired with an average rate call option) and average rate forward contracts to manage our exposure to euro exchange rates. Average rate put options require an upfront premium payment and reduce the risk of a decline in the value of the euro without limiting the benefit of an increase in the value of the euro. Average rate call options sold by us require an upfront premium payment to be received from the counterparty and limit the benefit of an increase in the value of the euro without limiting the risk of a decline in the value of the euro. We may use average rate call options to reduce the cost of currency hedging coverage. In some cases, we may simulate an average rate forward contract by entering into an average rate put and an average rate call at the same strike rate to lock in the future exchange rate of the notional amount ("synthetic average rate forward"). These instruments do not require upfront premium payments. We expect that any loss on these contracts would be more than offset by an increase in the dollar realization of the underlying sales denominated in foreign currencies. As of September 30, 2015, all average rate euro put options, average rate collars and average rate forward contracts had settled with no future positions outstanding.
Our shipping operations are exposed to the volatility of fuel prices. To reduce the risk of rising fuel prices, we maintain a fuel surcharge program on sales in North America, and we enter into bunker fuel forward contracts (swaps) that allow us to lock in fuel prices for our European shipping rotation up to three years in the future. Bunker fuel forward contracts can offset increases in market fuel prices or can result in higher costs from declines in market fuel prices, but in either case can reduce the volatility of changing fuel prices on our results. The price we pay to ship bananas and other produce in container equipment on board third parties' container ships includes an adjustment for fuel costs that is not subject to our hedging program. As of September 30, 2015, all bunker fuel forward contracts had settled with no future positions outstanding.
We carry hedging instruments at fair value on our Condensed Consolidated Balance Sheets. The fair value of the currency hedge portfolio and bunker fuel forward contracts was a net asset of $8 million and $18 million at December 31, 2014 and September 30, 2014, respectively.
See Note 7 to the Condensed Consolidated Financial Statements for additional discussion of our hedging activities. See Note 8 to the Condensed Consolidated Financial Statements for additional discussion of fair value measurements.
DEBT INSTRUMENTS
Although the Condensed Consolidated Balance Sheets do not present debt at fair value, we have a significant amount of fixed-rate debt whose fair value could fluctuate as a result of changes in prevailing market rates. At September 30, 2015, we had $240 million principal balance of fixed-rate debt, which included the 7.875% Notes and the 4.25% Convertible Senior Notes. The $49 million principal balance of the Convertible Notes is greater than their $46 million carrying value due to the accounting standards for convertible notes such as ours that are described in Note 6 to the Condensed Consolidated Financial Statements. The $191 million principal balance of the 7.875% Notes is greater than their $190 million carrying value due to the related discount that will be amortized over the life of the 7.875% Notes. A hypothetical 0.50% increase in interest rates would have resulted in a decline in the fair value of our fixed-rate debt of approximately $4 million at September 30, 2015.
We are exposed to interest rate risk on our variable rate debt, which is primarily the outstanding balance under our related party loan with Chiquita US. We had approximately $284 million of variable rate debt at September 30, 2015 (see Notes 6 and 16 to the Condensed Consolidated Financial Statements). A 1% change in interest rates would result in a change to interest expense of approximately $3 million annually.
Item 4 – Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, are (a) accumulated and communicated to our management to allow timely decisions regarding required disclosure and (b) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. An evaluation was carried out by management, with the participation of the Chief Executive Officer, Bananas, Chief Executive Officer, Fresh Express and Chiquita Fruit Solutions, and Chief Financial Officer, of the effectiveness as of September 30, 2015 of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer, Bananas, Chief Executive Officer, Fresh Express and Chiquita Fruit Solutions, and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of that date.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes during the quarter ended September 30, 2015 in our internal control over financial reporting, as defined in Rule 13a-15f under the Exchange Act that have materially affected or are reasonably likely to affect our internal control over financial reporting.

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
November 4, 2015